Form 10-Q
period 2013-09-30
EVEREST RE GROUP LTD
filed 2013-11-12
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2013
Common Shares, $0.01 par value	47,902,123

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2013 (unaudited)
	and December 31, 2012	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three and nine
	months ended September 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended
	September 30, 2013 and 2012 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,690,506	$13,141,657
(amortized cost: 2013, $12,380,972; 2012, $12,444,880)
Fixed maturities - available for sale, at fair value	19,780	41,470
Equity securities - available for sale, at market value (cost: 2013, $143,131; 2012, $131,630)	139,471	143,493
Equity securities - available for sale, at fair value	1,417,398	1,255,557
Short-term investments	867,356	860,379
Other invested assets (cost: 2013, $523,811; 2012, $596,590)	523,811	596,590
Cash	589,534	537,050
Total investments and cash	16,247,856	16,576,196
Accrued investment income	120,955	130,209
Premiums receivable	1,635,693	1,237,859
Reinsurance receivables	724,232	659,081
Funds held by reinsureds	226,294	228,375
Deferred acquisition costs	353,815	303,268
Prepaid reinsurance premiums	90,642	71,107
Deferred tax asset	208,141	262,024
Income taxes recoverable	51,579	68,442
Other assets	368,713	241,346
TOTAL ASSETS	$20,027,920	$19,777,907

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,737,917	$10,069,055
Future policy benefit reserve	65,255	66,107
Unearned premium reserve	1,622,098	1,322,525
Funds held under reinsurance treaties	2,592	2,755
Commission reserves	67,047	65,533
Other net payable to reinsurers	224,873	162,778
Losses in course of payment	595,304	191,076
5.4% Senior notes due 10/15/2014	249,945	249,907
6.6% Long term notes due 5/1/2067	238,360	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	12,092	4,781
Equity index put option liability	46,462	79,467
Unsettled securities payable	52,536	48,830
Other liabilities	304,721	213,372
Total liabilities	13,219,202	13,044,440

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	91,268	-

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2013) 67,863
and (2012) 67,105 outstanding before treasury shares	679	671
Additional paid-in capital	2,013,191	1,946,439
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $59,848 at 2013 and $119,629 at 2012	180,204	537,049
Treasury shares, at cost; 19,949 shares (2013) and 15,687 shares (2012)	(1,913,914)	(1,363,958)
Retained earnings	6,437,290	5,613,266
Total shareholders' equity attributable to Everest Re Group, Ltd.	6,717,450	6,733,467
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$20,027,920	$19,777,907

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,225,755	$1,009,454	$3,466,047	$3,045,232
Net investment income	127,872	152,024	422,382	453,791
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(3,548)	(191)	(9,902)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	44,958	66,291	205,789	154,784
Total net realized capital gains (losses)	44,958	62,743	205,598	144,882
Net derivative gain (loss)	5,639	703	33,005	(9,420)
Other income (expense)	(2,726)	(5,943)	(3,318)	15,675
Total revenues	1,401,498	1,218,981	4,123,714	3,650,160

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	770,102	603,654	2,074,336	1,813,990
Commission, brokerage, taxes and fees	248,587	221,082	723,700	724,374
Other underwriting expenses	59,860	55,762	167,707	153,932
Corporate expenses	4,758	5,947	16,643	16,683
Interest, fees and bond issue cost amortization expense	7,637	13,331	38,480	39,753
Total claims and expenses	1,090,944	899,776	3,020,866	2,748,732

INCOME (LOSS) BEFORE TAXES	310,554	319,205	1,102,848	901,428
Income tax expense (benefit)	72,027	68,283	204,336	131,251

NET INCOME (LOSS)	$238,527	$250,922	$898,512	$770,177
Net (income) loss attributable to noncontrolling interests	(3,768)	-	(3,768)	-
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$234,759	$250,922	$894,744	$770,177

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(20,925)	116,694	(340,267)	202,229
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,592)	1,512	(7,511)	(5,702)
Total URA(D) on securities arising during the period	(22,517)	118,206	(347,778)	196,527
Foreign currency translation adjustments	(5,913)	36,252	(13,228)	27,125
Pension adjustments	1,470	1,199	4,161	3,166
Total other comprehensive income (loss)	(26,960)	155,657	(356,845)	226,818
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(26,960)	155,657	(356,845)	226,818

COMPREHENSIVE INCOME (LOSS)	$207,799	$406,579	$537,899	$996,995

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$4.85	$4.84	$18.09	$14.66
Diluted	4.81	4.82	17.94	14.61
Dividends declared	0.48	0.48	1.44	1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	48,588,040	51,857,047	51,417,962	53,735,551
Issued during the period, net	51,018	79,990	758,110	569,872
Treasury shares acquired	(724,654)	(229,100)	(4,261,668)	(2,597,486)
Balance, end of period	47,914,404	51,707,937	47,914,404	51,707,937

COMMON SHARES (par value):
Balance, beginning of period	$678	$669	$671	$665
Issued during the period, net	1	1	8	5
Balance, end of period	679	670	679	670

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,003,166	1,924,313	1,946,439	1,892,988
Share-based compensation plans	10,025	11,364	66,752	42,689
Balance, end of period	2,013,191	1,935,677	2,013,191	1,935,677

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	207,164	438,139	537,049	366,978
Net increase (decrease) during the period	(26,960)	155,657	(356,845)	226,818
Balance, end of period	180,204	593,796	180,204	593,796

RETAINED EARNINGS:
Balance, beginning of period	6,225,705	5,353,199	5,613,266	4,884,714
Net income (loss) attributable to Everest Re Group	234,759	250,922	894,744	770,177
Dividends declared ($0.48 per quarter and $1.44 year-to-date
per share in 2013 and 2012)	(23,174)	(24,897)	(70,720)	(75,667)
Balance, end of period	6,437,290	5,579,224	6,437,290	5,579,224

TREASURY SHARES AT COST:
Balance, beginning of period	(1,813,913)	(1,298,969)	(1,363,958)	(1,073,970)
Purchase of treasury shares	(100,001)	(25,026)	(549,956)	(250,025)
Balance, end of period	(1,913,914)	(1,323,995)	(1,913,914)	(1,323,995)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,717,450	$6,785,372	$6,717,450	$6,785,372

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$238,527	$250,922	$898,512	$770,177
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(181,317)	(227,333)	(401,623)	(119,923)
Decrease (increase) in funds held by reinsureds, net	12,729	37,682	485	46,089
Decrease (increase) in reinsurance receivables	(11,187)	(22,945)	(77,165)	(35,972)
Decrease (increase) in current income taxes	15,641	19,927	16,730	21,386
Decrease (increase) in deferred tax asset	57,638	14,935	113,278	48,896
Decrease (increase) in prepaid reinsurance premiums	(14,605)	(27,524)	(21,513)	(18,401)
Increase (decrease) in reserve for losses and loss adjustment expenses	(100,751)	(138,310)	(275,893)	(405,540)
Increase (decrease) in future policy benefit reserve	(285)	(535)	(852)	(1,454)
Increase (decrease) in unearned premiums	178,193	121,344	304,728	(52,225)
Increase (decrease) in other net payable to reinsurers	33,937	138,239	63,702	165,142
Increase (decrease) in losses in course of payment	174,701	76,527	404,836	87,337
Change in equity adjustments in limited partnerships	(4,343)	(18,274)	(40,693)	(46,766)
Change in other assets and liabilities, net	6,754	(11,280)	(68,112)	96,913
Non-cash compensation expense	4,923	9,452	15,088	22,826
Amortization of bond premium (accrual of bond discount)	14,773	14,829	50,280	45,795
Amortization of underwriting discount on senior notes	14	13	41	38
Net realized capital (gains) losses	(44,958)	(62,743)	(205,598)	(144,882)
Net cash provided by (used in) operating activities	380,384	174,926	776,231	479,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	594,260	503,303	1,912,978	1,294,896
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	1,300	7,213	1,300
Proceeds from fixed maturities sold - available for sale, at market value	214,173	217,983	845,357	639,301
Proceeds from fixed maturities sold - available for sale, at fair value	1,056	11,783	18,398	72,926
Proceeds from equity securities sold - available for sale, at market value	326	76,000	45,749	130,792
Proceeds from equity securities sold - available for sale, at fair value	101,176	89,311	459,945	386,917
Distributions from other invested assets	10,874	32,015	128,422	53,032
Cost of fixed maturities acquired - available for sale, at market value	(671,876)	(889,195)	(2,794,035)	(2,143,771)
Cost of fixed maturities acquired - available for sale, at fair value	(2,092)	(1,658)	(4,798)	(7,164)
Cost of equity securities acquired - available for sale, at market value	(1,097)	(7,472)	(54,584)	(20,126)
Cost of equity securities acquired - available for sale, at fair value	(180,308)	(111,767)	(424,252)	(305,046)
Cost of other invested assets acquired	(3,762)	(21,089)	(15,063)	(49,681)
Net change in short-term investments	(139,544)	(24,466)	(7,408)	(287,196)
Net change in unsettled securities transactions	(70,186)	59,991	(14,518)	65,957
Net cash provided by (used in) investing activities	(147,000)	(63,961)	103,404	(167,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	5,103	1,913	51,672	19,868
Purchase of treasury shares	(100,001)	(25,026)	(549,956)	(250,025)
Revolving credit borrowings	(40,000)	-	-	-
Net cost of junior subordinated debt securities maturing	-	-	(329,897)	-
Third party investment in redeemable noncontrolling interest	87,500	-	87,500	-
Dividends paid to shareholders	(23,174)	(24,897)	(70,720)	(75,667)
Net cash provided by (used in) financing activities	(70,572)	(48,010)	(811,401)	(305,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,414)	16,752	(15,750)	24,158

Net increase (decrease) in cash	150,398	79,707	52,484	29,907
Cash, beginning of period	439,136	398,851	537,050	448,651
Cash, end of period	$589,534	$478,558	$589,534	$478,558

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(1,820)	$30,662	$64,918	$54,463
Interest paid	243	5,851	23,524	31,936

Non-cash transaction:
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	-	-	-	92,981

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2013 and 2012

1.   GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Re Ltd. (“Mt. Logan Re”) and effective July 1, 2013, Mt. Logan Re established separate segregated accounts and issued non-voting redeemable preferred shares to capitalize the segregated accounts.  Accordingly, the financial position and operating results for Mt. Logan Re are consolidated with the Company and the non-controlling interests in Mt. Logan Re’s operating results and equity are presented as separate captions in the Company’s financial statements.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

3.   INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$232,378	$5,289	$(1,071)	$236,596
Obligations of U.S. states and political subdivisions	992,891	46,388	(8,334)	1,030,945
Corporate securities	3,777,807	162,034	(28,752)	3,911,089
Asset-backed securities	180,401	4,326	(420)	184,307
Mortgage-backed securities
Commercial	272,575	17,980	(1,836)	288,719
Agency residential	2,301,776	40,336	(33,416)	2,308,696
Non-agency residential	5,295	226	(229)	5,292
Foreign government securities	1,760,508	79,782	(24,433)	1,815,857
Foreign corporate securities	2,857,341	96,895	(45,231)	2,909,005
Total fixed maturity securities	$12,380,972	$453,256	$(143,722)	$12,690,506
Equity securities	$143,131	$4,147	$(7,807)	$139,471

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,050	$11,079	$(1,007)	$312,122
Obligations of U.S. states and political subdivisions	1,214,990	78,097	(1,124)	1,291,963
Corporate securities	3,794,979	247,439	(7,098)	4,035,320
Asset-backed securities	169,615	7,296	(333)	176,578
Mortgage-backed securities
Commercial	294,596	27,965	(2,473)	320,088
Agency residential	2,091,672	63,794	(3,331)	2,152,135
Non-agency residential	7,660	590	(201)	8,049
Foreign government securities	1,785,738	132,947	(6,457)	1,912,228
Foreign corporate securities	2,783,580	159,632	(10,038)	2,933,174
Total fixed maturity securities	$12,444,880	$728,839	$(32,062)	$13,141,657
Equity securities	$131,630	$11,864	$(1)	$143,493

The $1,815,857 thousand of foreign government securities at September 30, 2013 included $802,316 thousand of European sovereign securities.  Approximately 51.6%, 21.3%, 6.6% and 5.3% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
Pre-tax cumulative unrealized appreciation (depreciation)	$3,231	$4,748

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,039,318	$1,054,455	$944,446	$957,775
Due after one year through five years	5,485,799	5,689,267	5,463,158	5,741,258
Due after five years through ten years	2,095,381	2,117,109	2,331,593	2,511,525
Due after ten years	1,000,427	1,042,661	1,142,140	1,274,249
Asset-backed securities	180,401	184,307	169,615	176,578
Mortgage-backed securities:
Commercial	272,575	288,719	294,596	320,088
Agency residential	2,301,776	2,308,696	2,091,672	2,152,135
Non-agency residential	5,295	5,292	7,660	8,049
Total fixed maturity securities	$12,380,972	$12,690,506	$12,444,880	$13,141,657

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(26,106)	$110,234	$(385,727)	$180,973
Fixed maturity securities, other-than-temporary impairment	(144)	964	(1,516)	2,425
Equity securities	(1,447)	17,681	(15,522)	28,502
Other invested assets	-	-	-	-
Change in unrealized appreciation (depreciation), pre-tax	(27,697)	128,879	(402,765)	211,900
Deferred tax benefit (expense)	5,180	(10,700)	54,847	(15,424)
Deferred tax benefit (expense), other-than-temporary impairment	-	27	140	51
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(22,517)	$118,206	$(347,778)	$196,527

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$32,527	$(1,071)	$-	$-	$32,527	$(1,071)
Obligations of U.S. states and political subdivisions	86,171	(6,819)	15,145	(1,515)	101,316	(8,334)
Corporate securities	1,029,534	(28,334)	9,612	(418)	1,039,146	(28,752)
Asset-backed securities	6,604	(420)	-	-	6,604	(420)
Mortgage-backed securities
Commercial	32,903	(1,836)	-	-	32,903	(1,836)
Agency residential	1,194,977	(31,823)	92,228	(1,593)	1,287,205	(33,416)
Non-agency residential	3,617	(229)	-	-	3,617	(229)
Foreign government securities	447,129	(24,433)	-	-	447,129	(24,433)
Foreign corporate securities	927,802	(43,829)	19,146	(1,402)	946,948	(45,231)
Total fixed maturity securities	$3,761,264	$(138,794)	$136,131	$(4,928)	$3,897,395	$(143,722)
Equity securities	123,291	(7,807)	-	-	123,291	(7,807)
Total	$3,884,555	$(146,601)	$136,131	$(4,928)	$4,020,686	$(151,529)

	Duration of Unrealized Loss at September 30, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$68,195	$(6,463)	$3,183	$(89)	$71,378	$(6,552)
Due in one year through five years	1,203,212	(26,279)	20,288	(850)	1,223,500	(27,129)
Due in five years through ten years	922,907	(42,628)	5,287	(881)	928,194	(43,509)
Due after ten years	328,849	(29,116)	15,145	(1,515)	343,994	(30,631)
Asset-backed securities	6,604	(420)	-	-	6,604	(420)
Mortgage-backed securities	1,231,497	(33,888)	92,228	(1,593)	1,323,725	(35,481)
Total fixed maturity securities	$3,761,264	$(138,794)	$136,131	$(4,928)	$3,897,395	$(143,722)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2013 were $4,020,686 thousand and $151,529 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2013, did not exceed 0.4% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $138,794 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $117,023 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $4,928 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign corporate securities, municipal securities and agency residential mortgage-backed securities.  Of these unrealized losses, $4,564 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $282 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturities	$117,814	$122,824	$358,824	$367,770
Equity securities	10,337	13,394	32,873	46,898
Short-term investments and cash	339	384	819	911
Other invested assets
Limited partnerships	4,574	18,571	41,642	47,857
Other	1,055	1,427	5,311	2,453
Gross investment income before adjustments	134,119	156,600	439,469	465,889
Funds held interest income (expense)	1,708	2,465	7,984	8,846
Future policy benefit reserve income (expense)	(395)	(496)	(1,547)	(1,643)
Gross investment income	135,432	158,569	445,906	473,092
Investment expenses	(7,560)	(6,545)	(23,524)	(19,301)
Net investment income	$127,872	$152,024	$422,382	$453,791

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

The Company had contractual commitments to invest up to an additional $88,990 thousand in limited partnerships at September 30, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(3,548)	$(191)	$(9,902)
Gains (losses) from sales	1,895	3,334	6,468	9,469
Fixed maturity securities, fair value:
Gains (losses) from sales	37	512	127	5,539
Gains (losses) from fair value adjustments	577	298	(1,004)	1,623
Equity securities, market value:
Gains (losses) from sales	(2)	(1,448)	2,649	5,372
Equity securities, fair value:
Gains (losses) from sales	1,827	3,142	25,879	23,241
Gains (losses) from fair value adjustments	40,623	60,469	171,655	109,557
Short-term investments gain (loss)	1	(16)	15	(17)
Total net realized capital gains (losses)	$44,958	$62,743	$205,598	$144,882

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of fixed maturity securities	$215,229	$229,766	$863,755	$712,227
Gross gains from sales	7,734	7,568	26,655	28,050
Gross losses from sales	(5,802)	(3,722)	(20,060)	(13,042)

Proceeds from sales of equity securities	$101,502	$165,311	$505,694	$517,709
Gross gains from sales	3,992	5,288	36,495	40,463
Gross losses from sales	(2,167)	(3,594)	(7,967)	(11,850)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2013, fair value for these equity index put option contracts was $39,616 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2013 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 29%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $404,752 thousand.  Conversely, if the contracts had all expired on September 30, 2013, with the S&P index at $1,681.55 there would be no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2013, fair value for this equity index put option contract was $6,846 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2013 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,677 thousand.  Conversely, if the contract had expired on September 30, 2013, with the FTSE index at ₤6,462.20 there would be no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2013	December 31, 2012

Equity index put option contracts	Equity index put option liability	$46,462	$79,467
Total		$46,462	$79,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2013	2012	2013	2012

Equity index put option contracts	Net derivative gain (loss)	$5,639	$703	$33,005	$(9,420)
Total		$5,639	$703	$33,005	$(9,420)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2013, was $46,462 thousand for which the Company had posted collateral with a market value of $31,175 thousand.  If on September 30, 2013, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2013 of $150,591 thousand and all prices were obtained from publically published sources.

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

As of September 30, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2013
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,681.6	6,462.2
Interest rate	1.49% to 4.03%	2.64%
Time to maturity	3.6 to 17.5 yrs	6.8 yrs
Volatility	21.1% to 25.1%	23.9%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$236,596	$-	$236,596	$-
Obligations of U.S. States and political subdivisions	1,030,945	-	1,030,945	-
Corporate securities	3,911,089	-	3,911,089	-
Asset-backed securities	184,307	-	178,909	5,398
Mortgage-backed securities
Commercial	288,719	-	288,719	-
Agency residential	2,308,696	-	2,308,696	-
Non-agency residential	5,292	-	4,928	364
Foreign government securities	1,815,857	-	1,815,857	-
Foreign corporate securities	2,909,005	-	2,908,523	482
Total fixed maturities, market value	12,690,506	-	12,684,262	6,244

Fixed maturities, fair value	19,780	-	19,780	-
Equity securities, market value	139,471	123,307	16,164	-
Equity securities, fair value	1,417,398	1,295,834	121,564	-

Liabilities:
Equity index put option contracts	$46,462	$-	$-	$46,462

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2013.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
	Asset-backed	Foreign	Foreign	Non-agency		Asset-backed	Foreign	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	Government	RMBS	Total	Securities	Corporate	Government	RMBS	RMBS	Total
Beginning balance	$6,017	$11,576	$2,614	$780	$20,987	$4,849	$11,913	$-	$426	$34,842	$52,030
Total gains or (losses) (realized/unrealized)
Included in earnings	58	(4)	-	40	94	74	(739)	(112)	131	-	(646)
Included in other comprehensive income (loss)	(208)	51	-	(8)	(165)	(569)	(592)	(179)	(35)	-	(1,375)
Purchases, issuances and settlements	(469)	(1,750)	-	(57)	(2,276)	(489)	2,865	516	(273)	-	2,619
Transfers in and/or (out) of Level 3	-	(9,391)	(2,614)	(391)	(12,396)	1,533	(12,965)	(225)	115	(34,842)	(46,384)
Ending balance	$5,398	$482	$-	$364	$6,244	$5,398	$482	$-	$364	$-	$6,244

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$9,982	$7,904	$5	$17,891	$16,937	$3,044	$486	$20,467
Total gains or (losses) (realized/unrealized)
Included in earnings	56	(15)	111	152	111	(35)	147	223
Included in other comprehensive income (loss)	441	306	5	752	800	432	3	1,235
Purchases, issuances and settlements	(57)	(335)	(159)	(551)	5,404	6,881	(211)	12,074
Transfers in and/or (out) of Level 3	(1,790)	(2,123)	463	(3,450)	(14,620)	(4,585)	-	(19,205)
Ending balance	$8,632	$5,737	$425	$14,794	$8,632	$5,737	$425	$14,794

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Liabilities:
Balance, beginning of period	$52,101	$79,851	$79,467	$69,729
Total (gains) or losses (realized/unrealized)
Included in earnings	(5,639)	(703)	(33,005)	9,420
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$46,462	$79,148	$46,462	$79,148

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

6.   REDEEMABLE NONCONTROLLING INTEREST – MT. LOGAN RE

Mt. Logan Re is a Class 3 insurer registered in Bermuda effective February 27, 2013 under The Segregated Accounts Companies Act 2000 and 100% of the voting common shares are owned by Group.  Separate segregated accounts have been established effective July 1, 2013 and non-voting, redeemable preferred shares have been issued to capitalize the segregated accounts.  Unaffiliated third parties have invested $87,500 thousand and the Company has invested $30,000 thousand in the segregated accounts in exchange for non-voting redeemable preferred shares.  Each segregated account will invest in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.  The financial statements for Mt. Logan Re are consolidated with the Company with adjustments reflected for the third party noncontrolling interests reflected as separate captions in the Company’s financial statements.

The Company expects its participation level in the segregated funds to fluctuate over time.

7.   CAPITAL TRANSACTIONS

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

8.   EARNINGS PER COMMON SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) attributable to Everest Re Group per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$234,759	$250,922	$894,744	$770,177
Less: dividends declared-common shares and nonvested common shares	(23,174)	(24,896)	(70,720)	(75,666)
Undistributed earnings	211,585	226,026	824,024	694,511
Percentage allocated to common shareholders (1)	99.1%	99.3%	99.1%	99.2%
	209,638	224,373	816,744	688,749
Add: dividends declared-common shareholders	22,971	24,732	70,097	75,030
Numerator for basic and diluted earnings per common share	$232,609	$249,105	$886,841	$763,779

Denominator
Denominator for basic earnings per weighted-average common shares	47,925	51,444	49,028	52,113
Effect of dilutive securities:
Options	403	223	407	158
Denominator for diluted earnings per adjusted weighted-average common shares	48,328	51,667	49,435	52,271

Per common share net income (loss) attributable to Everest Re Group
Basic	$4.85	$4.84	$18.09	$14.66
Diluted	$4.81	$4.82	$17.94	$14.61

(1) Basic weighted-average common shares outstanding	47,925	51,444	49,028	52,113
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	48,370	51,823	49,465	52,549
Percentage allocated to common shareholders	99.1%	99.3%	99.1%	99.2%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Anti-dilutive options	-	355,594	-	1,203,944

All outstanding options expire on or between September 21, 2014 and September 19, 2022.

9.   CONTINGENCIES

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

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
	$145,113	$144,628

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

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
	$30,063	$29,132

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(25,661)	$4,880	$(20,781)	$(392,324)	$53,433	$(338,891)
URA(D) on securities - OTTI	(144)	-	(144)	(1,516)	140	(1,376)
Reclassification of net realized losses (gains) included in net income (loss)	(1,892)	300	(1,592)	(8,925)	1,414	(7,511)
Foreign currency translation adjustments	(9,056)	3,143	(5,913)	(20,262)	7,034	(13,228)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,262	(792)	1,470	6,402	(2,241)	4,161
Total other comprehensive income (loss)	$(34,491)	$7,531	$(26,960)	$(416,625)	$59,780	$(356,845)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - temporary	$126,253	$(10,550)	$115,703	$214,414	$(14,661)	$199,753
URA(D) on securities - OTTI	964	27	991	2,425	51	2,476
Reclassification of net realized losses (gains) included in net income (loss)	1,662	(150)	1,512	(4,939)	(763)	(5,702)
Foreign currency translation adjustments	44,491	(8,239)	36,252	33,984	(6,859)	27,125
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,845	(646)	1,199	4,871	(1,705)	3,166
Total other comprehensive income (loss)	$175,215	$(19,558)	$155,657	$250,755	$(23,937)	$226,818

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Nine months ended	Affected line item within the statements of
AOCI component	September 30, 2013	September 30, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(1,892)	$(8,925)	Other net realized capital gains (losses)
	300	1,414	Income tax expense (benefit)
	$(1,592)	$(7,511)	Net income (loss)

Benefit plan liability	$2,262	$6,402	Other underwriting expenses
	(792)	(2,241)	Income tax expense (benefit)
	$1,470	$4,161	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2013	2012
Beginning balance of URA (D) on securities	$603,928	$449,579
Current period change in URA (D) of investments - temporary	(346,402)	152,086
Current period change in URA (D) of investments - non-credit OTTI	(1,376)	2,263
Ending balance of URA (D) on securities	256,150	603,928

Beginning balance of foreign currency translation adjustments	(4,368)	(27,066)
Current period change in foreign currency translation adjustments	(13,228)	22,698
Ending balance of foreign currency translation adjustments	(17,596)	(4,368)

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	4,161	(6,976)
Ending balance of benefit plans	(58,350)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$180,204	$537,049

(Some amounts may not reconcile due to rounding.)

11.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Credit facility fees incurred	$243	$786	$720	$2,134

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2013, was $4,710,941 thousand.  As of September 30, 2013, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2013			At December 31, 2012
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	457,954	12/31/2013	600,000	463,155	12/31/2013
Total Wells Fargo Bank Group Credit Facility		$800,000	$457,954		$800,000	$463,155

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2013, was $2,104,074 thousand.  As of September 30, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$1,551

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2013			At December 31, 2012
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2013	$300,000	$3,672	11/24/2013
		56,729	12/31/2013		75,472	12/31/2013
		984	8/15/2014		1,104	8/15/2014
		124	8/30/2014		139	8/30/2014
		20,461	12/31/2014		20,838	12/31/2014
		97,282	9/30/2017		145,215	3/31/2017
		40,038	12/30/2017		-	-
Total Citibank Bilateral Agreement	$300,000	$219,290		$300,000	$246,440

12.  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2013, the total amount on deposit in trust accounts was $259,771 thousand.

13.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,945	$259,498	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,388	$3,387	$10,163	$10,161

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,360	$236,173	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

15.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a 100% owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities, and as such, these securities are considered Level 2 under the fair value hierarchy.

				September 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$-	$5,113	$8,181	$15,340

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

16.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

These segments, with the exception of Mt. Logan Re, are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.  The Mt. Logan Re segment is managed independently and seeks to write a diverse portfolio of catastrophe risks for each segregated account to achieve desired risk and return criteria.

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

Mt. Logan Re’s business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

Except for Mt. Logan Re, the Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$520,759	$433,494	$1,373,917	$938,444
Net written premiums	519,020	432,453	1,371,698	936,005

Premiums earned	$448,979	$353,651	$1,232,959	$1,032,994
Incurred losses and LAE	224,925	211,945	660,671	630,099
Commission and brokerage	92,039	77,090	265,092	278,572
Other underwriting expenses	12,013	12,767	32,541	33,541
Underwriting gain (loss)	$120,002	$51,849	$274,655	$90,782

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$331,511	$244,288	$977,173	$865,823
Net written premiums	330,245	244,254	972,296	865,779

Premiums earned	$310,392	$268,875	$948,440	$899,399
Incurred losses and LAE	212,990	114,807	558,518	423,228
Commission and brokerage	71,530	60,480	220,039	213,447
Other underwriting expenses	8,722	8,249	24,319	21,532
Underwriting gain (loss)	$17,150	$85,339	$145,564	$241,192

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$224,696	$191,684	$597,799	$553,687
Net written premiums	223,616	191,691	589,128	553,024

Premiums earned	$183,992	$168,409	$554,142	$502,153
Incurred losses and LAE	123,805	95,849	327,421	302,742
Commission and brokerage	46,791	44,470	135,506	133,080
Other underwriting expenses	8,090	8,161	24,616	22,536
Underwriting gain (loss)	$5,306	$19,929	$66,599	$43,795

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$374,866	$334,531	$943,935	$801,527
Net written premiums	304,849	232,054	806,927	617,187

Premiums earned	$273,113	$218,519	$721,227	$610,686
Incurred losses and LAE	206,467	181,053	525,811	457,921
Commission and brokerage	37,083	39,042	101,919	99,275
Other underwriting expenses	29,771	26,585	84,967	76,323
Underwriting gain (loss)	$(208)	$(28,161)	$8,530	$(22,833)

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$13,152	$-	$13,152	$-
Net written premiums	11,417	-	11,417	-

Premiums earned	$9,279	$-	$9,279	$-
Incurred losses and LAE	1,915	-	1,915	-
Commission and brokerage	1,144	-	1,144	-
Other underwriting expenses	1,264	-	1,264	-
Underwriting gain (loss)	$4,956	$-	$4,956	$-

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Underwriting gain (loss)	$147,206	$128,956	$500,304	$352,936
Net investment income	127,872	152,024	422,382	453,791
Net realized capital gains (losses)	44,958	62,743	205,598	144,882
Net derivative gain (loss)	5,639	703	33,005	(9,420)
Corporate expenses	(4,758)	(5,947)	(16,643)	(16,683)
Interest, fee and bond issue cost amortization expense	(7,637)	(13,331)	(38,480)	(39,753)
Other income (expense)	(2,726)	(5,943)	(3,318)	15,675
Income (loss) before taxes	$310,554	$319,205	$1,102,848	$901,428

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
United Kingdom	$167,645	$136,633	$434,788	$355,785

No other country represented more than 5% of the Company’s revenues.

17.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2013, share-based compensation awards granted were 4,250 restricted shares, granted on September 12, 2013, with a fair value of $138.695 per share.

18.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$2,794	$2,342	$8,251	$7,026
Interest cost	2,144	1,993	6,292	5,951
Expected return on plan assets	(2,124)	(1,936)	(6,367)	(6,154)
Amortization of prior service cost	12	11	37	37
Amortization of net (income) loss	2,064	1,725	5,872	4,578
Net periodic benefit cost	$4,890	$4,135	$14,085	$11,438

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$462	$419	$1,460	$1,159
Interest cost	291	258	845	774
Amortization of net (income) loss	185	108	493	256
Net periodic benefit cost	$938	$785	$2,798	$2,189

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2013 and 2012.

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

During the first and second quarters of 2012, the Company had identified understatements in its deferred tax asset account of $21,674 thousand.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected these understatements in its first and second quarter financial statements, resulting in an additional $21,674 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its deferred tax asset in its Consolidated Balance Sheets by $21,674 thousand.    The Company believes that the out of period adjustments are immaterial to its first and second quarter financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Other recent catastrophe events that have led to higher regional rates were Superstorm Sandy in 2012 and the Australian and Thailand floods, the New Zealand earthquake and the earthquake and Tsunami in Japan during 2011.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2013	2012	(Decrease)	2013	2012	(Decrease)
Gross written premiums	$1,465.0	$1,204.0	21.7%	$3,906.0	$3,159.5	23.6%
Net written premiums	1,389.1	1,100.5	26.2%	3,751.5	2,972.0	26.2%

REVENUES:
Premiums earned	$1,225.8	$1,009.5	21.4%	$3,466.0	$3,045.2	13.8%
Net investment income	127.9	152.0	-15.9%	422.4	453.8	-6.9%
Net realized capital gains (losses)	45.0	62.7	-28.3%	205.6	144.9	41.9%
Net derivative gain (loss)	5.6	0.7	NM	33.0	(9.4)	NM
Other income (expense)	(2.7)	(5.9)	-54.1%	(3.3)	15.7	-121.2%
Total revenues	1,401.5	1,219.0	15.0%	4,123.7	3,650.2	13.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	770.1	603.7	27.6%	2,074.3	1,814.0	14.4%
Commission, brokerage, taxes and fees	248.6	221.1	12.4%	723.7	724.4	-0.1%
Other underwriting expenses	59.9	55.8	7.3%	167.7	153.9	8.9%
Corporate expenses	4.8	5.9	-20.0%	16.6	16.7	-0.2%
Interest, fees and bond issue cost amortization expense	7.6	13.3	-42.7%	38.5	39.8	-3.2%
Total claims and expenses	1,090.9	899.8	21.2%	3,020.9	2,748.7	9.9%

INCOME (LOSS) BEFORE TAXES	310.6	319.2	-2.7%	1,102.8	901.4	22.3%
Income tax expense (benefit)	72.0	68.3	5.5%	204.3	131.3	55.7%
NET INCOME (LOSS)	$238.5	$250.9	-4.9%	$898.5	$770.2	16.7%
Net (income) loss attributable to noncontrolling interests	(3.8)	-	NM	(3.8)	-	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$234.8	$250.9	-6.4%	$894.7	$770.2	16.2%

			Point			Point
RATIOS:			Change			Change
Loss ratio	62.8%	59.8%	3.0	59.8%	59.6%	0.2
Commission and brokerage ratio	20.3%	21.9%	(1.6)	20.9%	23.8%	(2.9)
Other underwriting expense ratio	4.9%	5.5%	(0.6)	4.9%	5.0%	(0.1)
Combined ratio	88.0%	87.2%	0.8	85.6%	88.4%	(2.8)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2013	2012	(Decrease)
Balance sheet data:
Total investments and cash				$16,247.9	$16,576.2	-2.0%
Total assets				20,027.9	19,777.9	1.3%
Loss and loss adjustment expense reserves				9,737.9	10,069.1	-3.3%
Total debt				488.3	818.2	-40.3%
Total liabilities				13,219.2	13,044.4	1.3%
Redeemable noncontrolling interests - Mt. Logan Re				91.3	-	NM
Shareholders' equity				6,717.5	6,733.5	-0.2%
Book value per share				140.20	130.96	7.1%

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Revenues.  Gross written premiums increased by 21.7% to $1,465.0 million for the three months ended September 30, 2013, compared to $1,204.0 million for the three months ended September 30, 2012, reflecting a $207.5 million, or 23.9%, increase in our reinsurance business, a $40.3 million, or 12.1%, increase in our insurance business and $13.2 million from our new Mt. Logan Re segment. The increase in reinsurance premiums was mainly due to new business, increased participations on existing business and higher original rates on subject business.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.  Gross written premiums increased by 23.6% to $3,906.0 million for the nine months ended September 30, 2013, compared to $3,159.5 million for the nine months ended September 30, 2012, reflecting a $590.9 million, or 25.1%, increase in our reinsurance business, a $142.4 million, or 17.8%, increase in our insurance business and

$13.2 million from our new Mt. Logan Re segment.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business, and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 15.4% and reinsurance premiums increased 14.1%, compared to the prior year nine-month period.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.

Net written premiums increased 26.2% to $1,389.1 million for the three months ended September 30, 2013 compared to $1,100.5 million for the three months ended September 30, 2012, and increased 26.2% to $3,751.5 million for the nine months ended September 30, 2013 compared to $2,972.0 million for the nine months ended September 30, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 21.4% to $1,225.8 million for the three months ended September 30, 2013, compared to $1,009.5 million for the three months ended September 30, 2012, and increased by 13.8% to $3,466.0 million for the nine months ended September 30, 2013, compared to $3,045.2 million for the nine months ended September 30, 2012.  Unlike written premiums, premiums earned were not impacted by the Florida quota share reinsurance contract.  The change in premiums earned was comparable to net written premiums, excluding the impact of the Florida quota share reinsurance contract.

Net Investment Income.  Net investment income decreased by 15.9% to $127.9 million for the three months ended September 30, 2013 compared with net investment income of $152.0 million for the three months ended September 30, 2012.  Net investment income decreased by 6.9% to $422.4 million for the nine months ended September 30, 2013 compared with net investment income of $453.8 million for the nine months ended September 30, 2012.  Net pre-tax investment income, as a percentage of average invested assets, was 3.3% for the three months ended September 30, 2013 compared to 4.0% for the three months ended September 30, 2012 and 3.6% for the nine months ended September 30, 2013 compared to 3.9% for the nine months ended September 30, 2012.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, less dividend income from equity investments and a decrease in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $45.0 million and $62.7 million for the three months ended September 30, 2013 and 2012, respectively.  The $45.0 million was comprised of $41.2 million of gains from fair value re-measurements and $3.7 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gains of $62.7 million for the three months ended September 30, 2012 were the result of $60.8 million of gains from fair value re-measurements and $5.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $3.5 million of other-than-temporary impairments.

Net realized capital gains were $205.6 million and $144.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The $205.6 million was comprised of $170.7 million of gains from fair value re-measurements and $35.1 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.2 million of other-than-temporary impairments.  The net realized capital gains of $144.9 million for the nine months ended September 30, 2012 were the result of $111.2 million of gains from fair value re-measurements and $43.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $9.9 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $5.6 million and $33.0 million for the three and nine months ended September 30, 2013, respectively, and net derivative gains of $0.7 million and net derivative losses of $9.4 million for the three and nine months ended September 30, 2012, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $2.7 million and $3.3 million, respectively, for the three and nine months ended September 30, 2013.  We recorded other expense of $5.9 million and other income of $15.7 million, respectively, for the three and nine months ended September 30, 2012.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$694.9	56.7%		$0.2	0.0%		$695.1	56.7%
Catastrophes	75.0	6.1%		-	0.0%		75.0	6.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$769.9	62.8%		$0.2	0.0%		$770.1	62.8%

2012
Attritional (a)	$579.2	57.4%		$(0.6)	-0.1%		$578.7	57.3%
Catastrophes	25.0	2.5%		-	0.0%		25.0	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$604.2	59.9%		$(0.6)	-0.1%		$603.7	59.8%

Variance 2013/2012
Attritional (a)	$115.7	(0.7)	pts	$0.8	0.1	pts	$116.4	(0.6)	pts
Catastrophes	50.0	3.6	pts	-	-	pts	50.0	3.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$165.7	2.9	pts	$0.8	0.1	pts	$166.4	3.0	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$1,910.2	55.0%		$(0.9)	0.0%		$1,909.3	55.0%
Catastrophes	165.0	4.8%		-	0.0%		165.0	4.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,075.2	59.8%		$(0.9)	0.0%		$2,074.3	59.8%

2012
Attritional (a)	$1,729.8	56.8%		$(1.0)	0.0%		$1,728.9	56.8%
Catastrophes	85.0	2.8%		-	0.0%		85.0	2.8%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$1,814.8	59.6%		$(0.8)	0.0%		$1,814.0	59.6%

Variance 2013/2012
Attritional (a)	$180.4	(1.8)	pts	$0.1	-	pts	$180.4	(1.8)	pts
Catastrophes	80.0	2.0	pts	-	-	pts	80.0	2.0	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total	$260.4	0.2	pts	$(0.1)	-	pts	$260.3	0.2	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 27.6% to $770.1 million for the three months ended September 30, 2013 compared to $603.7 million for the three months ended September 30, 2012, primarily due to an increase in current year catastrophe losses and current year attritional losses.  Current year catastrophe losses for the three months ended September 30, 2013 were $75.0 million, or 6.1 points, related to Canadian floods ($55.0 million) and German hailstorms ($20.0 million).  The $25.0 million of current year catastrophe losses for the three months ended September 30, 2012 represented 2.5 points and related to Hurricane Isaac.  Current year attritional losses increased $115.7 million, primarily due to higher premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 0.7 points, due to a shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.

Incurred losses and LAE increased by 14.4% to $2,074.3 million for the nine months ended September 30, 2013 compared to $1,814.0 million for the nine months ended September 30, 2012, primarily due to increases in current year catastrophe losses and current year attritional losses. Current year catastrophe losses for the nine months ended September 30, 2013 were $165.0 million, or 4.8 points, due to Canadian floods ($75.0 million), U.S. storms ($50.0 million), European floods ($20.0 million) and German hailstorms ($20.0 million).  The $85.0 million of current year catastrophe losses for the nine months ended September 30, 2012 represented 2.8 points and related to U.S. storms ($60.0 million) and Hurricane Isaac ($25.0 million).  Current year attritional losses increased $180.4 million, primarily due to higher premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 1.8 points due to the shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 12.4% to $248.6 million for the three months ended September 30, 2013 compared to $221.1 million for the three months ended September 30 2012.  Commission, brokerage, taxes and fees decreased by 0.1% to $723.7 million for the nine months ended September 30, 2013 compared to $724.4 million for the nine months ended September 30, 2012.  The period over period changes were primarily due to the increases in premiums earned, partially offset by an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business.  In addition, the nine month variance was impacted by the termination of the Florida quota share reinsurance contract in the second quarter of 2012.

Other Underwriting Expenses.  Other underwriting expenses were $59.9 million and $55.8 million for the three months ended September 30, 2013 and 2012, respectively.  Other underwriting expenses were $167.7 million and $153.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases in other underwriting expenses were mainly due to higher compensation expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $4.8 million and $5.9 million for the three months ended September 30, 2013 and 2012, respectively, and $16.6 million and $16.7 million for the nine months ended September 30, 2013 and 2012, respectively.  The decreases in corporate expenses were mainly due to lower share-based compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.6 million and $13.3 million for the three months ended September 30, 2013 and 2012, respectively.  Interest, fees and other bond amortization expense was $38.5 million and $39.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The decreases were primarily due to the redemption of $329.9 million of trust preferred securities in May 2013.  The year over year decrease was partially offset by $7.3 million of amortization expense on remaining capitalized issuance costs.

Income Tax Expense (Benefit).  We had income tax expenses of $72.0 million and $68.3 million for the three months ended September 30, 2013 and 2012, respectively.  We had income tax expenses of $204.3 million and $131.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The year-to-date 2013 annualized effective tax rate was 18.6% compared to the second quarter annualized effective tax rate of 16.7% resulting in an effective tax rate for the 2013 third quarter of 23.5%.  The increase in the annualized effective tax rate was primarily attributable to lower than planned catastrophes resulting in higher taxable income.  The income tax expense for the nine months ended September 30, 2012, also reflects tax benefits of $21.7 million realized due to corrections of understatements in the deferred tax asset account and $11.2 million realized due to closing the IRS audit for 2007 and 2008 tax years.

Net Income (Loss).
Our net income was $238.5 million and $250.9 million for the three months ended September 30, 2013 and 2012, respectively.  Our net income was $898.5 million and $770.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $234.8 million and $250.9 million for the three months ended September 30, 2013 and 2012, respectively.  Our net income attributable to Everest Re Group was $894.7 million and $770.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio increased by 0.8 points to 88.0% for the three months ended September 30, 2013 compared to 87.2% for the three months ended September 30, 2012 and decreased by 2.8 points to 85.6% for the nine months ended September 30, 2013 compared to 88.4% for the nine months ended September 30, 2012.  The loss ratio component increased 3.0 points for the three months ended September 30, 2013, over the same period last year primarily due to the $50.0 million increase in current year catastrophe losses, which added 3.6 points to the loss ratio.  The loss ratio increased 0.2 points for the nine months ended September 30, 2013, over the same period last year primarily due to the $80.0 million increase in current year catastrophe losses, partially offset by a lower attritional loss ratio with the shift towards excess of loss business.  The commission and brokerage ratio components decreased 1.6 points and 2.9 points for the three and nine months ended September 30, 2013, respectively, due to an increase in excess of loss business which carries a lower commission than pro rata business.  The other underwriting expense ratio components decreased 0.6 points and 0.1 points for the three and nine months ended September 30, 2013, respectively, over the same periods last year, primarily due to higher premiums earned.

Shareholders’ Equity.
Shareholders’ equity decreased by $16.0 million to $6,717.5 million at September 30, 2013 from $6,733.5 million at December 31, 2012, principally as a result of repurchases of 4.3 million common shares for $550.0 million, $347.8 million of unrealized depreciation on investments, net of tax, $70.7 million of shareholder dividends and $13.2 million of net foreign currency translation adjustments, partially offset by $894.7 million of net income attributable to Everest Re Group, share-based compensation transactions of $66.8 million and $4.2 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 15.9% to $127.9 million for the three months ended September 30, 2013 compared to $152.0 million for the three months ended September 30, 2012, and decreased by 6.9% to $422.4 million for the nine months ended September 30, 2013 compared to $453.8 million for the nine months ended September 30, 2012, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, and equities, due to the partial liquidation of some mutual funds and a decrease in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Fixed maturities	$117.8	$122.9	$358.8	$367.8
Equity securities	10.3	13.4	32.9	46.9
Short-term investments and cash	0.3	0.4	0.8	0.9
Other invested assets
Limited partnerships	4.6	18.6	41.6	47.9
Other	1.1	1.5	5.3	2.5
Gross investment income before adjustments	134.1	156.6	439.5	465.9
Funds held interest income (expense)	1.7	2.5	8.0	8.8
Future policy benefit reserve income (expense)	(0.4)	(0.5)	(1.5)	(1.6)
Gross investment income	135.4	158.6	445.9	473.1
Investment expenses	(7.6)	(6.5)	(23.5)	(19.3)
Net investment income	$127.9	$152.0	$422.4	$453.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.3%	3.5%
Imbedded after-tax yield of cash and invested assets	2.8%	3.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Annualized pre-tax yield on average cash and invested assets	3.3%	4.0%	3.6%	3.9%
Annualized after-tax yield on average cash and invested assets	2.8%	3.4%	3.0%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$7.7	$6.9	$0.8	$26.3	$21.9	$4.4
Losses	(5.8)	(3.5)	(2.3)	(19.8)	(12.4)	(7.4)
Total	1.9	3.4	(1.5)	6.5	9.5	(3.0)

Fixed maturity securities, fair value:
Gains	-	0.6	(0.6)	0.4	6.1	(5.7)
Losses	-	(0.2)	0.2	(0.3)	(0.6)	0.3
Total	-	0.5	(0.5)	0.1	5.5	(5.4)

Equity securities, market value:
Gains	-	-	-	3.0	7.2	(4.2)
Losses	-	(1.5)	1.5	(0.3)	(1.8)	1.5
Total	-	(1.4)	1.4	2.6	5.4	(2.8)

Equity securities, fair value:
Gains	3.9	5.3	(1.4)	33.5	33.3	0.2
Losses	(2.2)	(2.2)	-	(7.7)	(10.1)	2.4
Total	1.8	3.1	(1.3)	25.9	23.2	2.7

Total net realized capital gains (losses) from sales:
Gains	11.8	12.8	(1.0)	63.2	68.5	(5.3)
Losses	(7.9)	(7.3)	(0.6)	(28.0)	(24.9)	(3.1)
Total	3.7	5.5	(1.8)	35.1	43.6	(8.5)

Other-than-temporary impairments:	-	(3.5)	3.5	(0.2)	(9.9)	9.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.6	0.3	0.3	(1.0)	1.6	(2.6)
Equity securities, fair value	40.7	60.5	(19.8)	171.7	109.6	62.1
Total	41.2	60.8	(19.6)	170.7	111.2	59.5

Total net realized capital gains (losses)	$45.0	$62.7	$(17.7)	$205.6	$144.9	$60.7

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $45.0 million and $62.7 million for the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, we recorded $41.2 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $3.7 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended September 30, 2012, we recorded $60.8 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $5.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.5 million of other-than-temporary impairments.

Net realized capital gains were $205.6 million and $144.9 million for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, we recorded $170.7 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $35.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the nine months ended September 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  For the nine months ended September 30, 2012, we recorded $111.2 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $43.6 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $9.9 million of other-than-temporary impairments.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

These segments, with the exception of Mt. Logan Re, are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.  The Mt. Logan Re segment is managed independently and seeks to write a diverse portfolio of catastrophe risks for each segregated account to achieve desired risk and return criteria.

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

Mt. Logan Re’s business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

Except for Mt. Logan Re, the Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$520.8	$433.5	$87.3	20.1%	$1,373.9	$938.4	$435.5	46.4%
Net written premiums	519.0	432.5	86.6	20.0%	1,371.7	936.0	435.7	46.5%

Premiums earned	$449.0	$353.7	$95.3	27.0%	$1,233.0	$1,033.0	$200.0	19.4%
Incurred losses and LAE	224.9	211.9	13.0	6.1%	660.7	630.1	30.6	4.9%
Commission and brokerage	92.0	77.1	14.9	19.4%	265.1	278.6	(13.5)	-4.8%
Other underwriting expenses	12.0	12.8	(0.8)	-5.9%	32.5	33.5	(1.0)	-3.0%
Underwriting gain (loss)	$120.0	$51.8	$68.2	131.4%	$274.7	$90.8	$183.9	202.5%

				Point Chg				Point Chg
Loss ratio	50.1%	59.9%		(9.8)	53.6%	61.0%		(7.4)
Commission and brokerage ratio	20.5%	21.8%		(1.3)	21.5%	27.0%		(5.5)
Other underwriting expense ratio	2.7%	3.6%		(0.9)	2.6%	3.2%		(0.6)
Combined ratio	73.3%	85.3%		(12.0)	77.7%	91.2%		(13.5)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 20.1% to $520.8 million for the three months ended September 30, 2013 from $433.5 million for the three months ended September 30, 2012, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Net written premiums increased 20.0% to $519.0 million for the three months ended September 30, 2013 compared to $432.5 million for the three months ended September 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased by 27.0% to $449.0 million for the three months ended September 30, 2013 compared to $353.7 million for the three months ended September 30, 2012, which is in line with the increase in net written premium.

Gross written premiums increased by 46.4% to $1,373.9 million for the nine months ended September 30, 2013 from $938.4 million for the nine months ended September 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 18.1%.  Net written premiums increased 46.5% to $1,371.7 million for the nine months ended September 30, 2013 compared to $936.0 million for the nine months ended September 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased by 19.4% to $1,233.0 million for the nine months ended September 30, 2013 compared to $1,033.0 million for the nine months ended September 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to net written premiums, excluding the Florida quota share reinsurance contract.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$219.2	48.9%		$4.1	0.9%		$223.3	49.8%
Catastrophes	0.2	0.0%		1.4	0.3%		1.6	0.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$219.4	48.9%		$5.5	1.2%		$224.9	50.1%

2012
Attritional	$182.5	51.6%		$(2.4)	-0.7%		$180.1	50.9%
Catastrophes	24.9	7.1%		6.9	1.9%		31.8	9.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$207.4	58.7%		$4.5	1.2%		$211.9	59.9%

Variance 2013/2012
Attritional	$36.7	(2.7)	pts	$6.5	1.6	pts	$43.2	(1.1)	pts
Catastrophes	(24.7)	(7.1)	pts	(5.5)	(1.6)	pts	(30.2)	(8.7)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$12.0	(9.8)	pts	$1.0	-	pts	$13.0	(9.8)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$588.1	47.7%		$2.9	0.2%		$591.0	47.9%
Catastrophes	55.2	4.5%		14.5	1.2%		69.7	5.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$643.3	52.2%		$17.4	1.4%		$660.7	53.6%

2012
Attritional	$543.0	52.6%		$3.9	0.4%		$547.0	53.0%
Catastrophes	84.9	8.2%		(1.9)	-0.2%		83.0	8.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$628.0	60.8%		$2.1	0.2%		$630.1	61.0%

Variance 2013/2012
Attritional	$45.1	(4.9)	pts	$(1.0)	(0.2)	pts	$44.0	(5.1)	pts
Catastrophes	(29.7)	(3.7)	pts	16.4	1.4	pts	(13.3)	(2.3)	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$15.3	(8.6)	pts	$15.3	1.2	pts	$30.6	(7.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 6.1% to $224.9 million for the three months ended September 30, 2013 compared to $211.9 million for the three months ended September 30, 2012 primarily due to the increase in current year attritional losses.  Current year attritional losses increased by $36.7 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 2.7 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.  Current year catastrophe losses for the three months ended September 30, 2013 were $0.2 million related to the Canadian floods, compared to $24.9 million of current year catastrophe losses for the three months ended September 30, 2012, which related to Hurricane Isaac.

Incurred losses increased by 4.9% to $660.7 million for the nine months ended September 30, 2013 compared to $630.1 million for the nine months ended September 30, 2012 primarily due to the increase in current year attritional losses.  Current year attritional losses increased by $45.1 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 4.9 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.   Current year catastrophe losses for the nine months ended September 30, 2013, were $55.2 million, mainly due to U.S. Storms ($50.0 million) and the European floods ($5.0 million), compared to $84.9 million of current year catastrophe losses for the nine months ended September 30, 2012, which related to U.S. storms ($60.0 million) and Hurricane Isaac ($24.9 million).

Segment Expenses.  Commission and brokerage expenses increased by 19.4% to $92.0 million for the three months ended September 30, 2013 compared to $77.1 million for the three months ended September 30, 2012.  The quarter over quarter change was primarily due to the increase in premiums earned.  Commission and brokerage expenses decreased by 4.8% to $265.1 million for the nine months ended September 30, 2013 compared to $278.6 million for the nine months ended September 30, 2012.  The year over year change was primarily due to the impact of the termination of the large Florida quota share reinsurance contract in second quarter 2012 as well as the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012, partially offset by the impact from the increase in premiums earned.

Segment other underwriting expenses decreased to $12.0 million for the three months ended September 30, 2013 from $12.8 million for the three months ended September 30, 2012.  Segment other underwriting expenses decreased slightly to $32.5 million for the nine months ended September 30, 2013 from $33.5 million for the nine months ended September 30, 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$331.5	$244.3	$87.2	35.7%	$977.2	$865.8	$111.4	12.9%
Net written premiums	330.2	244.3	86.0	35.2%	972.3	865.8	106.5	12.3%

Premiums earned	$310.4	$268.9	$41.5	15.4%	$948.4	$899.4	$49.0	5.5%
Incurred losses and LAE	213.0	114.8	98.2	85.5%	558.5	423.2	135.3	32.0%
Commission and brokerage	71.5	60.5	11.1	18.3%	220.0	213.4	6.6	3.1%
Other underwriting expenses	8.7	8.2	0.5	5.7%	24.3	21.5	2.8	12.9%
Underwriting gain (loss)	$17.2	$85.3	$(68.2)	-79.9%	$145.6	$241.2	$(95.6)	-39.6%

				Point Chg				Point Chg
Loss ratio	68.6%	42.7%		25.9	58.9%	47.1%		11.8
Commission and brokerage ratio	23.0%	22.5%		0.5	23.2%	23.7%		(0.5)
Other underwriting expense ratio	2.9%	3.1%		(0.2)	2.6%	2.4%		0.2
Combined ratio	94.5%	68.3%		26.2	84.7%	73.2%		11.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 35.7% to $331.5 million for the three months ended September 30, 2013 compared to $244.3 million for the three months ended September 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 35.2% to $330.2 million for the three months ended September 30, 2013 compared to $244.3 million for the three months ended September 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 15.4% to $310.4 million for the three months ended September 30, 2013 compared to $268.9 million for the three months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.9% to $977.2 million for the nine months ended September 30, 2013 compared to $865.8 million for the nine months ended September 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 12.3% to $972.3 million for the nine months ended September 30, 2013 compared to $865.8 million for the nine months ended September 30, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased 5.5% to $948.4 million for the nine months ended September 30, 2013 compared to $899.4 million for the nine months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$166.1	53.5%		$(3.9)	-1.3%		$162.1	52.2%
Catastrophes	52.7	17.0%		(1.8)	-0.6%		50.9	16.4%
Total segment	$218.8	70.5%		$(5.8)	-1.9%		$213.0	68.6%

2012
Attritional	$125.9	46.9%		$(4.5)	-1.7%		$121.4	45.2%
Catastrophes	-	0.0%		(6.6)	-2.5%		(6.6)	-2.5%
Total segment	$125.9	46.9%		$(11.1)	-4.2%		$114.8	42.7%

Variance 2013/2012
Attritional	$40.2	6.6	pts	$0.6	0.4	pts	$40.7	7.0	pts
Catastrophes	52.7	17.0	pts	4.8	1.9	pts	57.5	18.9	pts
Total segment	$92.9	23.6	pts	$5.3	2.3	pts	$98.2	25.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$492.9	51.9%		$(5.9)	-0.6%		$487.0	51.3%
Catastrophes	72.7	7.7%		(1.2)	-0.1%		71.5	7.6%
Total segment	$565.6	59.6%		$(7.1)	-0.7%		$558.5	58.9%

2012
Attritional	$434.0	48.3%		$(7.8)	-0.9%		$426.2	47.4%
Catastrophes	-	0.0%		(3.0)	-0.3%		(3.0)	-0.3%
Total segment	$434.0	48.3%		$(10.8)	-1.2%		$423.2	47.1%

Variance 2013/2012
Attritional	$58.9	3.6	pts	$1.9	0.3	pts	$60.8	3.9	pts
Catastrophes	72.7	7.7	pts	1.8	0.2	pts	74.5	7.9	pts
Total segment	$131.6	11.3	pts	$3.7	0.5	pts	$135.3	11.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 85.5% to $213.0 million for the three months ended September 30, 2013 compared to $114.8 million for the three months ended September 30, 2012, representing 25.9 loss ratio points.  Current year catastrophe losses were $52.7 million for the three months ended September 30, 2013, due to the Canadian floods ($52.7 million).  There were no current year catastrophe losses for the three months ended September 30, 2012.  Current years’ attritional losses increased by $40.2 million primarily due to the increase in premiums earned.

Incurred losses and LAE increased by 32.0% to $558.5 million for the nine months ended September 30, 2013 compared to $423.2 million for the nine months ended September 30, 2012, representing 11.8 loss ratio points. Current year catastrophe losses were $72.7 million for the nine months ended September 30, 2013, due to the Canadian floods ($72.7 million).  There were no current year catastrophe losses for the nine months ended September 30, 2012.  Current years’ attritional losses increased by $58.9 million primarily due to the increase in premiums earned.

Segment Expenses. Commission and brokerage increased to $71.5 million for the three months ended September 30, 2013 compared to $60.5 million for the three months ended September 30, 2012.  Commission and brokerage increased to $220.0 million for the nine months ended September 30, 2013 compared to $213.4 million for the nine months ended September 30, 2012.  These increases were primarily due to the combined impact of an increase in premiums earned and a shift in the mix of business towards property catastrophe and excess of loss business which have lower expenses.

Segment other underwriting expenses increased to $8.7 million for the three months ended September 30, 2013 compared to $8.2 million for the same period in 2012.  Segment other underwriting expenses increased to $24.3 million for the nine months ended September 30, 2013 compared to $21.5 million for the same period in 2012.  These increases relate to higher compensation expenses.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$224.7	$191.7	$33.0	17.2%	$597.8	$553.7	$44.1	8.0%
Net written premiums	223.6	191.7	31.9	16.7%	589.1	553.0	36.1	6.5%

Premiums earned	$184.0	$168.4	$15.6	9.3%	$554.1	$502.2	$52.0	10.4%
Incurred losses and LAE	123.8	95.8	28.0	29.2%	327.4	302.7	24.7	8.2%
Commission and brokerage	46.8	44.5	2.3	5.2%	135.5	133.1	2.4	1.8%
Other underwriting expenses	8.1	8.2	(0.1)	-0.9%	24.6	22.5	2.1	9.2%
Underwriting gain (loss)	$5.3	$19.9	$(14.6)	-73.4%	$66.6	$43.8	$22.8	52.1%

				Point Chg				Point Chg
Loss ratio	67.3%	56.9%		10.4	59.1%	60.3%		(1.2)
Commission and brokerage ratio	25.4%	26.4%		(1.0)	24.5%	26.5%		(2.0)
Other underwriting expense ratio	4.4%	4.9%		(0.5)	4.4%	4.5%		(0.1)
Combined ratio	97.1%	88.2%		8.9	88.0%	91.3%		(3.3)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased 17.2% to $224.7 million for the three months ended September 30, 2013 compared to $191.7 million for the three months ended September 30, 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums increased 16.7% to $223.6 million for the three months ended September 30, 2013 compared to $191.7 million for the three months ended September 30, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased 9.3% to $184.0 million for the three months ended September 30, 2013 compared to $168.4 million for the three months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased 8.0% to $597.8 million for the nine months ended September 30, 2013 compared to $553.7 million for the nine months ended September 30, 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums increased 6.5% to $589.1 million for the nine months ended September 30, 2013 compared to $553.0 million for the nine months ended September 30, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased 10.4% to $554.1 million for the nine months ended September 30, 2013 compared to $502.2 million for the nine months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$103.3	56.1%		$-	0.0%		$103.3	56.1%
Catastrophes	20.0	10.9%		0.5	0.3%		20.5	11.2%
Total segment	$123.3	67.0%		$0.5	0.3%		$123.8	67.3%

2012
Attritional	$95.9	57.0%		$0.2	0.1%		$96.1	57.1%
Catastrophes	-	0.0%		(0.3)	-0.2%		(0.3)	-0.2%
Total segment	$95.9	57.0%		$(0.1)	-0.1%		$95.8	56.9%

Variance 2013/2012
Attritional	$7.4	(0.9)	pts	$(0.2)	(0.1)	pts	$7.2	(1.0)	pts
Catastrophes	20.0	10.9	pts	0.8	0.5	pts	20.8	11.4	pts
Total segment	$27.4	10.0	pts	$0.6	0.4	pts	$28.0	10.4	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$310.6	56.1%		$(5.0)	-0.9%		$305.6	55.2%
Catastrophes	35.0	6.3%		(13.2)	-2.4%		21.8	3.9%
Total segment	$345.6	62.4%		$(18.2)	-3.3%		$327.4	59.1%

2012
Attritional	$300.4	59.8%		$(2.6)	-0.5%		$297.8	59.3%
Catastrophes	-	0.0%		4.9	1.0%		4.9	1.0%
Total segment	$300.4	59.8%		$2.3	0.5%		$302.7	60.3%

Variance 2013/2012
Attritional	$10.2	(3.7)	pts	$(2.4)	(0.4)	pts	$7.8	(4.1)	pts
Catastrophes	35.0	6.3	pts	(18.1)	(3.4)	pts	16.9	2.9	pts
Total segment	$45.2	2.6	pts	$(20.5)	(3.8)	pts	$24.7	(1.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 29.2% to $123.8 million for the three months ended September 30, 2013 compared to $95.8 million for the three months ended September 30, 2012.  Current year catastrophe losses were $20.0 million for the three months ended September 30, 2013, due to the German hailstorms ($20.0 million).  There were no current year catastrophe losses for the three months ended September 30, 2012.  The current year attritional losses increased by $7.4 million, but the current year attritional loss ratio declined by 0.9 points. This is primarily due to a shift in the mix of business to excess of loss contracts which generally results in lower loss ratios.

Incurred losses and LAE increased by 8.2% to $327.4 million for the nine months ended September 30, 2013 compared to $302.7 million for the nine months ended September 30, 2012.  Current year catastrophe losses were $35.0 million for the nine months ended September 30, 2013, due to the German hailstorms ($20.0 million) and the European floods ($15.0 million), but there was also $13.2 million of favorable development on prior year catastrophes for the nine months ended September 30, 2013, mainly related to the 2011 Japan earthquake.  There were no current year catastrophe losses for the nine months ended September 30, 2012.  The current year attritional losses increased by $10.2 million, but the current year attritional loss ratio declined by 3.7 points. This is primarily due to a shift in the mix of business to excess of loss contracts which generally results in lower loss ratios.

Segment Expenses.  Commission and brokerage increased to $46.8 million for the three months ended September 30, 2013 compared to $44.5 million for the three months ended September 30, 2012.  Commission and brokerage increased slightly to $135.5 million for the nine months ended September 30, 2013 compared to $133.1 million for the nine months ended September 30, 2012.  The impact from higher premiums earned was mitigated by a change in the mix of business to contracts with lower commission rates.

Segment other underwriting expenses slightly decreased to $8.1 million for the three months ended September 30, 2013 compared to $8.2 million for the same period in 2012.  Segment other underwriting expenses increased to $24.6 million for the nine months ended September 30, 2013 compared to $22.5 million for the same period in 2012.  The year over year increase was primarily attributable to higher premiums earned in 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$374.9	$334.5	$40.3	12.1%	$943.9	$801.5	$142.4	17.8%
Net written premiums	304.8	232.1	72.8	31.4%	806.9	617.2	189.7	30.7%

Premiums earned	$273.1	$218.5	$54.6	25.0%	$721.2	$610.7	$110.5	18.1%
Incurred losses and LAE	206.5	181.1	25.4	14.0%	525.8	457.9	67.9	14.8%
Commission and brokerage	37.1	39.0	(2.0)	-5.0%	101.9	99.3	2.6	2.7%
Other underwriting expenses	29.8	26.6	3.2	12.0%	85.0	76.3	8.6	11.3%
Underwriting gain (loss)	$(0.2)	$(28.2)	$28.0	-99.3%	$8.5	$(22.8)	$31.4	-137.4%

				Point Chg				Point Chg
Loss ratio	75.6%	82.9%		(7.3)	72.9%	75.0%		(2.1)
Commission and brokerage ratio	13.6%	17.9%		(4.3)	14.1%	16.3%		(2.2)
Other underwriting expense ratio	10.9%	12.1%		(1.2)	11.8%	12.4%		(0.6)
Combined ratio	100.1%	112.9%		(12.8)	98.8%	103.7%		(4.9)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 12.1% to $374.9 million for the three months ended September 30, 2013 compared to $334.5 million for the three months ended September 30, 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased 31.4% to $304.8 million for the three months ended September 30, 2013 compared to $232.1 million for the three months ended September 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to a lesser use of reinsurance, particularly on the crop business.  Premiums earned increased 25.0% to $273.1 million for the three months ended September 30, 2013 compared to $218.5 million for the three months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 17.8% to $943.9 million for the nine months ended September 30, 2013 compared to $801.5 million for the nine months ended September 30, 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased 30.7% to $806.9 million for the nine months ended September 30, 2013 compared to $617.2 million for the nine months ended September 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to a lesser use of reinsurance, particularly on the crop business.  Premiums earned increased 18.1% to $721.2 million for the nine months ended September 30, 2013 compared to $610.7 million for the nine months ended September 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$204.5	74.9%		$-	0.0%		$204.5	74.9%
Catastrophes	2.1	0.8%		(0.1)	-0.1%		2.0	0.7%
Total segment	$206.6	75.7%		$(0.1)	-0.1%		$206.5	75.6%

2012
Attritional	$175.0	80.1%		$6.1	2.8%		$181.1	82.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$175.0	80.1%		$6.1	2.8%		$181.1	82.9%

Variance 2013/2012
Attritional	$29.5	(5.2)	pts	$(6.1)	(2.8)	pts	$23.4	(8.0)	pts
Catastrophes	2.1	0.8	pts	(0.1)	(0.1)	pts	2.0	0.7	pts
Total segment	$31.6	(4.4)	pts	$(6.2)	(2.9)	pts	$25.4	(7.3)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$516.8	71.6%		$7.1	1.0%		$523.9	72.6%
Catastrophes	2.1	0.3%		(0.2)	0.0%		1.9	0.3%
Total segment	$518.9	71.9%		$6.9	1.0%		$525.8	72.9%

2012
Attritional	$452.4	74.1%		$5.5	0.9%		$457.9	75.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$452.4	74.1%		$5.5	0.9%		$457.9	75.0%

Variance 2013/2012
Attritional	$64.4	(2.5)	pts	$1.6	0.1	pts	$66.0	(2.4)	pts
Catastrophes	2.1	0.3	pts	(0.2)	-	pts	1.9	0.3	pts
Total segment	$66.5	(2.2)	pts	$1.4	0.1	pts	$67.9	(2.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.0% to $206.5 million for the three months ended September 30, 2013 compared to $181.1 million for the three months ended September 30, 2012.  The current year attritional losses increased by $29.5 million due to higher premiums earned, while the current year attritional loss ratio declined 5.2 points.  Current year catastrophe losses were $2.1 million for the three months ended September 30, 2013, due to Canadian floods.  There were no current year catastrophe losses for the three months ended September 30, 2012.

Incurred losses and LAE increased by 14.8% to $525.8 million for the nine months ended September 30, 2013 compared to $457.9 million for the nine months ended September 30, 2012.  The current year attritional losses increased by $64.4 million due to higher premiums earned, while the current year attritional loss ratio declined 2.5 points.  Current year catastrophe losses were $2.1 million for the nine months ended September 30, 2013, due to Canadian floods.  There were no current year catastrophe losses for the nine months ended September 30, 2012.

Segment Expenses Commission and brokerage decreased by 5.0% to $37.1 million for the three months ended September 30, 2013 compared to $39.0 million for the three months ended September 30, 2012.  The quarter over quarter decrease was primarily due to the impact of the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012.  Commission and brokerage increased by 2.7% to $101.9 million for the nine months ended September 30, 2013 compared to $99.3 million for the nine months ended September 30, 2012.  The year over year increase was primarily driven by the growth in premiums earned, partially offset by the impact of the accounting change for acquisition costs.

Segment other underwriting expenses increased to $29.8 million for the three months ended September 30, 2013 compared to $26.6 million for the same period in 2012.  Segment other underwriting expenses increased to $85.0 million for the nine months ended September 30, 2013 compared to $76.3 million for the same period in 2012.  These increases were primarily the result of increased premiums earned and compensation costs.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the third quarter 2013, which is the initial reporting period for this segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$13.2	$-	$13.2	NM	$13.2	$-	$13.2	NM
Net written premiums	11.4	-	11.4	NM	11.4	-	11.4	NM

Premiums earned	$9.3	$-	$9.3	NM	$9.3	$-	$9.3	NM
Incurred losses and LAE	1.9	-	1.9	NM	1.9	-	1.9	NM
Commission and brokerage	1.1	-	1.1	NM	1.1	-	1.1	NM
Other underwriting expenses	1.3	-	1.3	NM	1.3	-	1.3	NM
Underwriting gain (loss)	$5.0	$-	$5.0	NM	$5.0	$-	$5.0	NM

				Point Chg				Point Chg
Loss ratio	20.6%	-		NM	20.6%	-		NM
Commission and brokerage ratio	12.3%	-		NM	12.3%	-		NM
Other underwriting expense ratio	13.7%	-		NM	13.7%	-		NM
Combined ratio	46.6%	-		NM	46.6%	-		NM

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums were $13.2 million for the three and nine months ended September 30, 2013.  Net written premiums were $11.4 million for the three and nine months ended September 30, 2013 which is comparable to gross written premiums since the segment retains most of the business written.  Premiums earned were $9.3 million for the three and nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$1.9	20.1%		$-	0.0%		$1.9	20.1%
Catastrophes	0.1	0.5%		-	0.0%		0.1	0.5%
Total segment	$1.9	20.6%		$-	0.0%		$1.9	20.6%

2012
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

Variance 2013/2012
Attritional	$1.9	20.1	pts	$-	-	pts	$1.9	20.1	pts
Catastrophes	0.1	0.5	pts	-	-	pts	0.1	0.5	pts
Total segment	$1.9	20.6	pts	$-	-	pts	$1.9	20.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$1.9	20.1%		$-	0.0%		$1.9	20.1%
Catastrophes	0.1	0.5%		-	0.0%		0.1	0.5%
Total segment	$1.9	20.6%		$-	0.0%		$1.9	20.6%

2012
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

Variance 2013/2012
Attritional	$1.9	20.1	pts	$-	-	pts	$1.9	20.1	pts
Catastrophes	0.1	0.5	pts	-	-	pts	0.1	0.5	pts
Total segment	$1.9	20.6	pts	$-	-	pts	$1.9	20.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were $1.9 million for the three and nine months ended September 30, 2013.  Current year catastrophe losses were $0.1 million for the three and nine months ended September 30, 2013, related to Canadian floods.  Current year attritional losses were $1.9 million for the three and nine months ended September 30, 2013.

Segment Expenses Commission and brokerage was $1.1 million for the three and nine months ended September 30, 2013.  Segment other underwriting expenses were $1.3 million for the three and nine months ended September 30, 2013.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,247.9 million at September 30, 2013, a decrease of $328.3 million compared to $16,576.2 million at December 31, 2012.  This decrease was primarily the result of $550.0 million paid for share repurchases, $402.8 million of pre-tax unrealized depreciation, $329.9 million paid to redeem junior subordinated debt securities, $70.7 million paid out in dividends to shareholders, $71.9 million due to fluctuations in foreign currencies and $14.5 million of unsettled securities, partially offset by $776.2 million of cash flows from operations, $170.7 million in fair value re-measurements, $87.5 million from external third party capital investment into Mt. Logan Re, $66.8 million from common share issuance under share based compensation plans and $40.7 million in equity adjustments of our limited partnership investments.

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

Our global portfolio included $1,815.9 million of foreign government securities at September 30, 2013, of which $802.3 million were European sovereign securities.  Approximately 51.6%, 21.3%, 6.6% and 5.3% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2013.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 63.3% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2013		At December 31, 2012
Fixed maturities, market value	$12,690.5	78.1%	$13,141.7	79.3%
Fixed maturities, fair value	19.8	0.1%	41.5	0.2%
Equity securities, market value	139.5	0.9%	143.5	0.9%
Equity securities, fair value	1,417.4	8.7%	1,255.6	7.6%
Short-term investments	867.4	5.4%	860.4	5.2%
Other invested assets	523.8	3.2%	596.6	3.6%
Cash	589.5	3.6%	537.1	3.2%
Total investments and cash	$16,247.9	100.0%	$16,576.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2013	December 31, 2012
Fixed income portfolio duration (years)	3.2	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.3%	3.5%
Imbedded end of period yield, after-tax	2.8%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2013	December 31, 2012
Fixed income portfolio total return	0.0%	4.8%
Barclay's Capital - U.S. aggregate index	-1.9%	4.2%

Common equity portfolio total return	13.8%	13.8%
S&P 500 index	19.8%	16.0%

Other invested asset portfolio total return	14.4%	16.0%

The pre-tax equivalent total return for the bond portfolio was approximately 0.1% and 5.0%, respectively, at September 30, 2013 and December 31, 2012.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $724.2 million at September 30, 2013 and $659.1 million at December 31, 2012.  At September 30, 2013, $182.6 million, or 25.2%, was receivable from Federal Crop Insurance Company; $155.4 million, or 21.5%, was receivable from C.V. Starr (Bermuda); $59.1 million, or 8.2%, was receivable from XL Reinsurance America; $54.6 million, or 7.5%, was receivable from Berkley Insurance Company; and $42.2 million, or 5.8%, was receivable from Transatlantic Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,737.9 million at September 30, 2013 and $10,069.1 million at December 31, 2012.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,589.2	$1,889.2	$3,478.4	35.7%
International	979.8	795.1	1,774.9	18.3%
Bermuda	827.3	1,227.2	2,054.5	21.1%
Insurance	990.2	1,026.5	2,016.7	20.7%
Mt. Logan	-	1.9	1.9	0.0%
Total excluding A&E	4,386.5	4,939.9	9,326.3	95.8%
A&E	254.8	156.8	411.6	4.2%
Total including A&E	$4,641.2	$5,096.7	$9,737.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,538.6	$2,082.6	$3,621.2	36.0%
International	1,121.5	695.3	1,816.8	18.0%
Bermuda	826.1	1,135.9	1,962.0	19.5%
Insurance	1,098.1	1,128.1	2,226.2	22.1%
Total excluding A&E	4,584.3	5,041.9	9,626.2	95.6%
A&E	265.8	177.1	442.9	4.4%
Total including A&E	$4,850.1	$5,219.0	$10,069.1	100.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Gross Basis:
Beginning of period reserves	$420.8	$468.8	$442.8	$499.9
Incurred losses	-	-	-	0.1
Paid losses	(9.2)	(13.2)	(31.2)	(44.5)
End of period reserves	$411.6	$455.6	$411.6	$455.6

Net Basis:
Beginning of period reserves	$404.5	$450.8	$425.7	$480.2
Incurred losses	-	-	-	0.1
Paid losses	(9.0)	(12.9)	(30.2)	(42.4)
End of period reserves	$395.5	$437.9	$395.5	$437.9

(Some amounts may not reconcile due to rounding.)

At September 30, 2013, the gross reserves for A&E losses were comprised of $130.5 million representing case reserves reported by ceding companies, $91.6 million representing additional case reserves established by us on assumed reinsurance claims, $32.7 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $156.8 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2013, we had gross asbestos loss reserves of $395.0 million, or 96.0%, of total A&E reserves, of which $318.2 million was for assumed business and $76.8 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.9 years at September 30, 2013.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first nine months of 2013, we made asbestos net claim payments of $0.4 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 7.9 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,717.5 million as of September 30, 2013 from $6,733.5 million as of December 31, 2012.  This decrease was the result of repurchases of 4.3 million common shares for $550.0 million, $347.8 million of unrealized depreciation on investments, net of tax, $70.7 million of shareholder dividends and $13.2 million of net foreign currency translation adjustments, partially offset by $894.7 million of net income attributable to Everest Re Group, share-based compensation transactions of $66.8 million and $4.2 million of net benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,717.5 million at September 30, 2013 and $6,733.5 million at December 31, 2012.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On May 15, 2013, our existing Board authorization to purchase up to 20 million of our shares was amended to authorize the purchase of up to 25 million shares.  As of September 30, 2013, we had repurchased 19.9 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 63.3% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $776.2 million and $479.4 million for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, these cash flows reflected a net tax payment of $64.9 million and $54.5 million for the nine months ended September 30, 2013 and 2012, respectively; net catastrophe loss payments of $344.7 million and $426.6 million for the nine months ended September 30, 2013 and 2012, respectively; and net A&E payments of $30.2 million and $42.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2013 and December 31, 2012, we held cash and short-term investments of $1,456.9 million and $1,397.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2013, we had $1,054.5 million of available for sale fixed maturity securities maturing within one year or less, $5,689.3 million maturing within one to five years and $3,159.8 million maturing after five years.  Our $1,556.9 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2013 we had $305.9 million of net pre-tax unrealized appreciation, comprised of $457.4 million of pre-tax unrealized appreciation and $151.5 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2013, was $4,710.9 million.  As of September 30, 2013, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2013 and December 31, 2012, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding for the three and nine months ended September 30, 2013, was $30.0 million for the period from August 23, 2013 to September 23, 2013.  There were no short-term borrowings outstanding for the three and nine months ended September 30, 2012.  At September 30, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $458.0 million outstanding letters of credit under tranche two.  At December 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.2 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2013, was $2,104.1 million.  As of September 30, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2013 and December 31, 2012, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  The highest amount outstanding for the three and nine months ended September 30, 2013, was $40.0 million for the period from May 22, 2013 to July 24, 2013.  There were no short-term borrowings outstanding for the three and nine months ended September 30, 2012.  At September 30, 2013 and December 31, 2012, the Holdings Credit Facility had outstanding letters of credit of $1.6 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.2 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively.  Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.7 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Interest Rate Risk.  Our $16.2 billion investment portfolio, at September 30, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,602.7 million of mortgage-backed securities in the $12,710.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $867.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2013
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,331.4	$13,969.6	$13,577.6	$13,161.4	$12,739.5
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$633.2	$329.7	$-	$(350.3)	$(705.5)

We had $9,737.9 million and $10,069.1 million of gross reserves for losses and LAE as of September 30, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 59.6% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,245.5	$1,401.2	$1,556.9	$1,712.6	$1,868.2
After-tax Change in Fair/Market Value	$(216.7)	$(108.3)	$-	$108.3	$216.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At September 30, 2013, fair value for these equity index put option contracts was $39.6 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at September 30, 2013 was $1,681.55.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2013 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 29%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $404.8 million.  Conversely, if the contracts had all expired on September 30, 2013, with the S&P index at $1,681.55, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2013, fair value for this equity index put option contract was $6.8 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at September 30, 2013 was ₤6,462.20.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2013 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42.7 million.  Conversely, if the contract had expired on September 30, 2013, with the FTSE index at ₤6,462.20, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at September 30, 2013, of $46.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2013
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$78.1	$60.3	$46.5	$35.7	$27.4
Fair Value Change from Base (%)	-68.1%	-29.8%	0.0%	23.1%	41.0%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$93.9	$65.6	$46.5	$33.4	$24.5
Fair Value Change from Base (%)	-102.0%	-41.3%	0.0%	28.0%	47.2%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$141.4	$82.9	$46.5	$25.0	$13.0
Fair Value Change from Base (%)	-204.4%	-78.5%	0.0%	46.1%	72.0%

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

ITEM 1A.    RISK FACTORS

No material changes.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2013	0	$-	0	5,769,508
August 1 - 31, 2013	417,835	$138.1231	417,835	5,351,673
September 1 - 30, 2013	311,849	$137.8958	306,819	5,044,854
Total	729,684	$-	724,654	5,044,854

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; and May 15, 2013, the Company’s executive committee of the Board of Directors approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 25,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through November 5, 2013, the Company purchased an additional 88,623 shares for $13.5 million under the share repurchase program.

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

Dated:  November 12, 2013