Form 10-K
period 2013-12-31
EVEREST RE GROUP LTD
filed 2014-03-03
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value on June 30, 2013, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $6,231,902 thousand.

At February 1, 2014, the number of shares outstanding of the registrant’s common shares was 47,374,165.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2013 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2013.

EVEREST RE GROUP, LTD

TABLE OF CONTENTS
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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2013, of $5.2 billion with approximately 76% representing reinsurance and 24% representing insurance.  Shareholders’ equity at December 31, 2013 was $7.0 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. Logan Re and Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2013, Bermuda Re had shareholder’s equity of $3.0 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2013, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  At December 31, 2013, Everest International had shareholder’s equity of $369.2 million.

•
Mt. Logan Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 3 insurer and is authorized to write property and casualty reinsurance.  Through 2013, all of Mt. Logan Re’s business has been inter-affiliate reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re, and all business has been written through segregated cells.  At December 31, 2013, Mt. Logan Re had shareholders’ equity of $129.0 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2013, Everest Re had statutory surplus of $2.8 billion.

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

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2013 calendar year, no single customer (ceding company or insured) generated more than 4.9% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 65%, 24% and 11% of the Company’s 2013 gross written premiums were written in the broker reinsurance, insurance markets and direct reinsurance, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 59% of gross written premiums in 2013.  The largest broker, Marsh and McLennan, accounts for approximately 21% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 19% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business writes direct business targeting commercial, property and casualty.  It also writes business through general agents, brokers and surplus lines brokers.  In 2013, Arrowhead General Insurance Agency accounted for approximately 5% of the Company’s gross written premium.  No other single general agent generated more than 3% of the Company’s gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

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

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda and Insurance.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2013		2012		2011		2010		2009
U.S. Reinsurance
Property
Pro Rata (1)	$631.2	12.1%	$313.2	7.3%	$594.9	13.9%	$698.2	16.6%	$648.2	15.7%
Excess	631.7	12.1%	534.8	12.4%	380.6	8.9%	315.9	7.5%	330.5	8.0%
Casualty
Pro Rata (1)	342.5	6.6%	273.6	6.3%	215.5	5.0%	200.0	4.8%	194.3	4.7%
Excess	204.4	3.9%	189.1	4.4%	155.8	3.6%	181.3	4.3%	234.0	5.7%
Total (2)	1,809.7	34.7%	1,310.7	30.4%	1,346.8	31.4%	1,395.4	33.2%	1,407.1	34.1%

International
Property
Pro Rata (1)	673.4	12.9%	630.9	14.6%	713.0	16.6%	701.6	16.7%	670.2	16.2%
Excess	426.5	8.2%	365.9	8.5%	315.7	7.4%	291.6	6.9%	241.9	5.9%
Casualty
Pro Rata (1)	134.4	2.6%	102.6	2.4%	122.2	2.9%	120.3	2.9%	94.0	2.3%
Excess	111.5	2.1%	92.9	2.2%	87.6	2.0%	93.4	2.2%	78.4	1.9%
Total (2)	1,345.8	25.8%	1,192.3	27.7%	1,238.4	28.9%	1,207.0	28.7%	1,084.5	26.3%

Bermuda
Property
Pro Rata (1)	244.6	4.7%	208.3	4.8%	213.2	5.0%	226.1	5.4%	291.1	7.1%
Excess	161.5	3.1%	145.1	3.4%	162.6	3.8%	173.5	4.1%	180.4	4.4%
Casualty
Pro Rata (1)	213.9	4.1%	228.9	5.3%	204.9	4.8%	205.0	4.9%	185.6	4.5%
Excess	154.2	3.0%	152.1	3.5%	144.5	3.4%	128.4	3.1%	137.8	3.3%
Total (2)	774.3	14.9%	734.4	17.1%	725.3	17.0%	733.0	17.5%	794.8	19.3%

Total Reinsurance
Property
Pro Rata (1)	1,549.2	29.7%	1,152.4	26.7%	1,521.1	35.5%	1,625.9	38.7%	1,609.5	39.0%
Excess	1,219.7	23.4%	1,045.8	24.3%	858.9	20.0%	781.0	18.6%	752.8	18.2%
Casualty
Pro Rata (1)	690.7	13.2%	605.1	14.0%	542.6	12.7%	525.3	12.5%	473.9	11.5%
Excess	470.1	9.0%	434.1	10.1%	387.9	9.0%	403.1	9.6%	450.2	10.9%
Total (2)	3,929.7	75.3%	3,237.4	75.1%	3,310.6	77.2%	3,335.3	79.4%	3,286.4	79.6%

Insurance
Property
Pro Rata (1)	545.6	10.5%	459.2	10.7%	341.9	8.0%	130.1	3.1%	112.6	2.7%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	723.2	13.9%	613.9	14.2%	633.8	14.8%	735.4	17.5%	729.9	17.7%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	1,268.7	24.3%	1,073.1	24.9%	975.6	22.8%	865.4	20.6%	842.6	20.4%

Mt. Logan Re
Property
Pro Rata (1)	-	0.0%	-	-	-	-	-	-	-	-
Excess	20.2	0.4%	-	-	-	-	-	-	-	-
Casualty
Pro Rata (1)	-	0.0%	-	-	-	-	-	-	-	-
Excess	-	0.0%	-	-	-	-	-	-	-	-
Total (2)	20.2	0.4%	-	-	-	-	-	-	-	-

Total Company
Property
Pro Rata (1)	2,094.8	40.1%	1,611.6	37.4%	1,863.0	43.5%	1,756.0	41.8%	1,722.2	41.7%
Excess	1,239.9	23.8%	1,045.8	24.3%	858.9	20.0%	781.0	18.6%	752.7	18.2%
Casualty
Pro Rata (1)	1,413.9	27.1%	1,219.1	28.3%	1,176.3	27.4%	1,260.6	30.0%	1,203.9	29.2%
Excess	470.1	9.0%	434.1	10.1%	387.9	9.1%	403.1	9.6%	450.2	10.9%
Total (2)	$5,218.6	100.0%	$4,310.5	100.0%	$4,286.2	100.0%	$4,200.7	100.0%	$4,129.0	100.0%
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

In 2013, $1,047.1 million of gross written premiums were attributable to U.S. treaty property business, of which 51.0% was written on an excess of loss basis and 49.0% was written on a pro rata basis.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $460.3 million of gross written premiums in 2013, of which 66.6% was written on a pro rata basis and 33.4% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2013, $41.2 million, $47.8 million and $15.2 million of gross written premiums were attributable to the property, casualty and national brokerage lines of business, respectively.

The marine and aviation unit’s 2013 gross written premiums totaled $117.1 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2013, marine treaties represented 66.9% and consisted mainly of hull and cargo coverage.  In 2013, the marine unit’s premiums were written 48.1% on an excess of loss basis and 51.9% on a pro rata basis.  Of the marine and aviation gross written premiums in 2013, aviation premiums accounted for 33.1% and included reinsurance of airline and general aviation risks.  In 2013, the aviation unit's premiums were written 92.7% on a pro rata basis and 7.3% on an excess of loss basis.

In 2013, gross written premiums of the surety unit totaled $46.9 million, 93.2% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2013, gross written premium of the A&H reinsurance unit totaled $34.1 million, primarily written through brokers.

In 2013, 94.5% and 5.5% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2013 international gross written premiums, 81.7% represented property business, while 18.3% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 70.1% was written through brokers, with 29.9% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $169.1 million in 2013 and consisted of 33.6% of excess casualty business, 40.5% of excess property business, 18.2% of pro rata casualty business and 7.7% of pro rata property business.  Of the Canadian gross written premiums, 86.1% consisted of treaty reinsurance, while 13.9% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $278.1 million of gross written premiums in 2013 and consisted of 47.8% of pro rata property business, 49.0% of excess property business, 2.4% of pro rata casualty business and 0.8% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $898.5 million of gross written premiums in 2013 and consisted of 58.7% of pro rata treaty property business, 21.7% of excess treaty property business, 10.8% of pro rata treaty casualty business, 3.6% of excess treaty casualty business and 5.2% of facultative property and casualty business.  Of this international business, 73.3% was sourced from Latin America, 11.6% was sourced from the Middle East, 7.0% was sourced from Africa and 8.1% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2013, Bermuda Re had gross written premiums of $425.1 million, virtually all of which was treaty reinsurance.

In 2013, the UK branch of Bermuda Re wrote $232.1 million of gross treaty reinsurance premium consisting of 47.7% of excess casualty business, 20.2% of pro rata property business, 22.0% of excess property business and 10.1% of pro rata casualty business.

In 2013, Ireland Re wrote $117.1 million of gross treaty reinsurance premium consisting of 45.1% of pro rata property business, 36.6% of excess property business, 9.2% of excess casualty business and 9.1% of pro rata casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  In 2013, the Company’s Insurance segment wrote $1,268.7 million of gross written premiums, of which 57.0% was casualty and 43.0% was property, principally targeting commercial property and casualty business.  Business written through general agents with program administrators represented 40.9% of the premium with the remainder written directly through the Company’s offices. Workers’ compensation business accounted for $369.6 million, or 29.1% of the total business written, including $299.3 million, or 81.0%, of workers’ compensation business written in California.  In addition, crop insurance business written was $324.7 million; professional liability business written was $204.5 million; A&H insurance business written was $83.6 million; other short-tail/package business written was $119.6 million; other liability business written was $98.7 million; and non-standard auto insurance business written through retail agents was $68.0 million.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Mt. Logan Re Segment.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  Mt. Logan Re’s business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed. Gross written premium for 2013 was $20.2 million.

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

The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of its operations.  Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection.  The amount of reinsurance purchased has varied over time, reflecting the Company’s view of its exposures and the cost of reinsurance.

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its projected 2014 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2014:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$600	$950	$1,231	$1,606	$1,867	$2,052
California, Earthquake	125	464	854	1,377	1,731	1,976
Europe, Wind	177	452	661	883	1,030	1,115

The projected net economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$397	$610	$796	$1,029	$1,200	$1,324
California, Earthquake	103	330	589	942	1,168	1,326
Europe, Wind	146	366	533	713	822	890

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

At December 31, 2013, the Company had $540.9 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $145.4 million, or 26.9%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $95.3 million, or 17.6% was receivable from Federal Crop Insurance Company (“FCIC”); $43.9 million, or 8.1%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $37.7 million, or 7.0% was receivable from Berkley Insurance Company (“Berkley”); and $27.4 million, or 5.1%, was receivable from Munich Reinsurance America Inc. (“Munich Re”).  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2003 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net Reserves for unpaid
loss and LAE	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3
Paid (cumulative) as of:
One year later	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7	2,008.3	2,220.2	2,353.8
Two years later	1,932.6	2,412.3	3,447.8	3,192.8	3,182.2	3,405.8	3,231.2	3,238.9	3,852.4
Three years later	2,404.6	3,181.4	4,485.2	4,246.3	4,191.7	4,335.1	4,043.9	4,352.7
Four years later	2,928.5	3,854.8	5,306.5	5,036.3	4,791.8	4,914.8	4,903.9
Five years later	3,451.1	4,459.5	5,950.6	5,446.9	5,206.8	5,601.3
Six years later	3,948.3	4,952.9	6,281.7	5,745.7	5,777.5
Seven years later	4,340.8	5,190.5	6,523.7	6,211.7
Eight years later	4,510.9	5,387.3	6,920.0
Nine years later	4,673.5	5,726.3
Ten years later	4,969.0
Net Liability re-estimated as of:
One year later	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4	8,648.2	9,572.4	9,424.1
Two years later	5,407.1	6,740.5	8,609.2	8,186.3	8,307.6	8,382.7	8,273.9	8,657.3	9,558.7
Three years later	5,654.5	7,059.9	8,489.7	8,398.7	8,267.1	8,426.5	8,274.1	8,663.2
Four years later	6,073.1	6,996.7	8,683.8	8,401.8	8,298.4	8,408.3	8,248.0
Five years later	6,093.4	7,162.2	8,729.6	8,427.4	8,272.5	8,416.5
Six years later	6,227.0	7,246.3	8,752.3	8,399.8	8,317.8
Seven years later	6,329.0	7,256.8	8,750.3	8,467.3
Eight years later	6,336.3	7,272.2	8,829.8
Nine years later	6,339.4	7,323.8
Ten years later	6,378.5

Cumulative (deficiency)/redundancy	$(1,220.0)	$(556.9)	$(654.4)	$(388.4)	$7.0	$(201.9)	$67.9	$(12.5)	$(5.7)	$40.5

Gross liability - end of year	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1	$10,134.0	$10,067.5	$9,709.3
Reinsurance receivable	1,266.3	1,119.6	999.7	809.1	707.4	691.2	641.5	689.4	581.1	602.8	474.0
Net liability-end of year	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3
Gross re-estimated liability
at December 31, 2013	$7,822.9	$8,552.4	$9,940.8	$9,329.0	$9,091.3	$9,257.0	$9,077.3	$9,533.3	$10,319.1	$10,210.0
Re-estimated receivable
at December 31, 2013	1,444.4	1,228.5	1,111.0	861.6	773.6	840.4	829.3	870.0	760.4	785.9
Net re-estimated liability
at December 31, 2013	$6,378.5	$7,323.8	$8,829.8	$8,467.3	$8,317.8	$8,416.5	$8,248.0	$8,663.2	$9,558.7	$9,424.1
Gross cumulative
(deficiency)/redundancy	$(1,398.2)	$(665.8)	$(765.7)	$(441.0)	$(59.2)	$(351.1)	$(119.9)	$(193.1)	$(185.1)	$(142.5)

(1) The Canadian Branch reserves are reflected in Canadian dollars.
(2) Some amounts may not reconcile due to rounding.

There has been minimal development in reserves since 2006.  Three classes of business were the principal contributors to the deficiencies through 2006: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented through 2006; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for year 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident year 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2013 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to older accident years.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors’ liability exposures for accident years 2003-2005.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2013.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Accident Year
Accident Years
2003 and prior	$(312.0)	$63.4	$(247.5)	$(418.6)	$(20.3)	$(133.5)	$(102.2)	$(7.4)	$(3.1)	$(39.1)	$(1,220.0)
2004		69.9	140.7	99.2	83.5	(32.1)	18.1	(3.2)	(12.3)	(12.5)	351.1
2005			(137.6)	130.1	56.3	(28.6)	38.2	(12.1)	17.4	(27.8)	35.8
2006				(88.4)	50.9	(18.3)	42.8	(3.0)	25.7	11.9	21.5
2007					41.5	17.6	43.6	(5.7)	(1.8)	22.3	117.6
2008						(52.5)	38.6	(12.4)	(7.7)	37.0	3.0
2009							7.4	(0.8)	(18.5)	34.4	22.6
2010								47.1	(8.9)	(32.1)	6.1
2011									(10.2)	19.6	9.3
2012										26.9	26.9
Total calendar year effect	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5	$2.5	$(19.4)	$40.5
Canada (1)	(16.3)	(6.6)	(0.5)	(49.6)	63.7	(39.4)	(21.2)	9.7	(9.9)	26.4
Translation adjustment	78.9	(100.3)	109.3	120.9	(310.4)	157.8	(34.5)	(15.9)	32.9	(48.6)
Re-estimate of net reserve after translation adjustment	$(249.4)	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9	$(3.7)	$3.7	$18.2

(1) This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2003 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes, and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident year 2004 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2004 to 2006.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011

Gross reserves at beginning of period	$10,069.1	$10,123.2	$9,340.2
Incurred related to:
Current year	2,818.5	2,748.9	3,722.5
Prior years	(18.2)	(3.7)	3.7
Total incurred losses	2,800.3	2,745.3	3,726.2
Paid related to:
Current year	664.7	633.9	810.5
Prior years	2,353.8	2,220.2	2,008.3
Total paid losses	3,018.5	2,854.1	2,818.8
Foreign exchange/translation adjustment	(48.6)	32.9	(15.9)
Change in reinsurance receivables on unpaid losses and LAE	(128.9)	21.8	(108.4)
Gross reserves at end of period	$9,673.2	$10,069.1	$10,123.2

(Some amounts may not reconcile due to rounding.)

Incurred prior years’ reserves decreased by $18.2 million, decreased by $3.7 million and increased by $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease for 2013 was attributable to a $148.8 million decrease in reinsurance business, primarily related to favorable development on treaty property reserves, partially offset by a $130.5 million increase in insurance business primarily related to development on contractors’ liability, umbrella and workers compensation reserves.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2013, the Company’s gross reserves for A&E claims represented 4.2% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Gross reserves	$402.5	$442.8	$499.9
Reinsurance receivable	(15.8)	(17.1)	(19.8)
Net reserves	$386.7	$425.7	$480.2

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2013	2012	2011
Balance at beginning of year	$66.1	$67.2	$63.0
Liabilities assumed	0.1	0.1	0.2
Adjustments to reserves	(3.1)	2.4	8.4
Benefits paid in the current year	(3.6)	(3.6)	(4.4)
Balance at end of year	$59.5	$66.1	$67.2

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

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2013, is estimated at approximately 3.7 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2013 and 2012 was 3.2 years and 3.0 years, respectively.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 32% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $548.5 million, $600.2 million and $620.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease from 2012 to 2013 was primarily due to the decline in reported income from fixed maturity securities, primarily due to the effects of lower reinvestment rates over the past several years, from equity securities, due to the liquidation of some mutual funds and from limited partnership investments.

The Company had net realized capital gains for 2013 of $300.2 million.  In 2013, the Company recorded $258.9 million of gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments on fixed maturity securities.  In 2012, net realized capital gains were $164.4 million due to $118.1 million of gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments on fixed maturity securities.  In 2011, net realized capital gains were $6.9 million due to $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments on fixed maturity securities and $4.4 million of losses due to fair value re-measurements on fixed maturity and equity securities.

The Company’s cash and invested assets totaled $16.6 billion at December 31, 2013, which consisted of 87.3% fixed maturities and cash, of which 89.5% were investment grade; 9.7% equity securities and 3.0% other invested assets. The average maturity of fixed maturity securities was 4.3 years at December 31, 2013, and their overall duration was 3.2 years.

As of December 31, 2013, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $254.8 million and a market value of $270.4 million.  CMBS securities comprising more than 56% of the December 31, 2013 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 85% of the market value are rated investment grade by Standard & Poor’s.

At December 31, 2013, the Company’s fixed maturity portfolio included $1.4 million in book value of asset-backed securities with sub-prime mortgage loan exposure and the market value of these investments was $1.5 million.  Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2013	$16,472.5	$548.5	3.33%	$300.2	$(467.2)
2012	16,220.9	600.2	3.70%	164.4	161.0
2011	15,680.9	620.0	3.95%	6.9	106.6
2010	15,297.4	653.5	4.27%	101.9	48.4
2009	14,472.8	547.8	3.79%	(2.3)	636.7
_________________________________________________________
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
(3) Included in 2013, 2012, 2011, 2010 and 2009, are fair value re-measurements of $258.9 million, $118.1 million, ($4.4) million, $70.4 million and $40.2 million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160.0	$2.7	$(1.7)	$161.0
Obligations of U.S. states and political subdivisions	970.7	40.8	(9.0)	1,002.5
Corporate securities	3,950.9	155.6	(27.1)	4,079.4
Asset-backed securities	170.0	3.5	(0.4)	173.0
Mortgage-backed securities
Commercial	254.8	16.7	(1.0)	270.4
Agency residential	2,294.7	34.5	(50.2)	2,279.1
Non-agency residential	4.8	0.2	(0.2)	4.8
Foreign government securities	1,740.3	69.8	(29.3)	1,780.8
Foreign corporate securities	2,844.9	86.5	(45.6)	2,885.8
Total fixed maturity securities	$12,391.2	$410.3	$(164.6)	$12,636.9
Equity securities	$148.3	$4.3	$(8.6)	$144.1

(Some amounts may not reconcile due to rounding.)

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302.0	$11.1	$(1.0)	$312.1
Obligations of U.S. states and political subdivisions	1,215.0	78.1	(1.1)	1,292.0
Corporate securities	3,795.0	247.4	(7.1)	4,035.3
Asset-backed securities	169.6	7.3	(0.3)	176.6
Mortgage-backed securities
Commercial	294.6	28.0	(2.5)	320.1
Agency residential	2,091.7	63.8	(3.3)	2,152.2
Non-agency residential	7.7	0.6	(0.2)	8.1
Foreign government securities	1,785.7	133.0	(6.5)	1,912.2
Foreign corporate securities	2,783.6	159.6	(10.1)	2,933.1
Total fixed maturity securities	$12,444.9	$728.9	$(32.1)	$13,141.7
Equity securities	$131.6	$11.9	$-	$143.5

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2013		2012
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$4,418.1	35.0%	$5,097.3	38.8%
AA	2,750.2	21.8%	2,343.1	17.8%
A	2,502.1	19.8%	2,676.4	20.4%
BBB	1,460.8	11.6%	1,612.6	12.3%
BB	975.0	7.7%	997.2	7.6%
B	426.9	3.4%	337.7	2.6%
Other	103.8	0.7%	77.4	0.5%
Total	$12,636.9	100.0%	$13,141.7	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2013		2012
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,067.8	8.5%	$957.7	7.3%
Due after one year through five years	5,740.7	45.4%	5,741.3	43.7%
Due after five years through ten years	2,101.2	16.6%	2,511.5	19.1%
Due after ten years	999.9	7.9%	1,274.2	9.7%
Asset-backed securities	173.0	1.4%	176.6	1.3%
Mortgage-backed securities	2,554.3	20.2%	2,480.4	18.9%
Total fixed maturity securities	$12,636.9	100.0%	$13,141.7	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2014.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Bermuda Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest Canada	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated
Mt. Logan Re	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on July 25, 2013.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on May 23, 2013.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due October 15, 2014 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard &

Poor’s where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “Baa” is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas.

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

Employees.
As of February 1, 2014, the Company employed 1,063 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2013, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,814.3 million at December 31, 2013, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware

Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2014 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $538.2 million.

Insurance Regulation.  Bermuda Re, Everest International and Mt. Logan Re  are not admitted to do business in any jurisdiction in the U.S.  These entities conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK.  In Bermuda, Bermuda Re, Everest International and Mt. Logan Re are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”).  The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International and Mt. Logan Re to the supervision, investigation and intervention powers of the Bermuda Monetary Authority.  Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.  Under the Act and the Segregated Accounts Companies Act 2000, Mt. Logan Re is licensed as a Class 3 insurer and is deemed a segregated cell company.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Mt. McKinley is licensed in Delaware and California.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Mt. Logan Re is registered as a Class 3 insurer in Bermuda.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

Periodic Examinations.  Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every three to four years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited.  Everest Re’s, Everest National’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2010.  None of these reports contained any material findings or recommendations.  In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

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

Based on their financial positions at December 31, 2013, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

United States.  Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S.  Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S.  On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2013	$195.0
2012	410.0
2011	1,300.4
2010	571.1
2009	67.4

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in two of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2013	$18.2	increase
2012	3.7	increase
2011	3.7	decrease
2010	30.9	increase
2009	128.8	decrease

See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2013, 4.2% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Bermuda Re, Ireland Re and Everest National hold an “A+” (“Strong”) rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “A1” (“upper-medium grade”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

	2013	2012	2011	2010	2009
Percentage of ceded written premiums to gross written premiums	4.1%	5.3%	4.1%	6.1%	4.8%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $185 billion in 2012 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 64) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 60), Executive Vice President and Chief Financial Officer, Craig Howie (age 50), Executive Vice President and Chief Underwriting Officer, John P. Doucette (age 48) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 47).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2016, subject to Mr. Taranto’s annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2016 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all four of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between February 2015 and February 2017.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and provides for term of employment ending on November 1, 2014.

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

	At
(Dollars in millions)	December 31, 2013	% of Total
Mortgage-backed securities:
Commercial	$270.5	1.6%
Agency residential	2,279.1	13.7%
Non-agency residential	4.8	0.0%
Other asset-backed	173.0	1.1%
Total asset-backed	2,727.4	16.4%
Other fixed income	9,909.5	59.7%
Total fixed income, at market value	12,636.9	76.1%
Fixed maturities, at fair value	19.4	0.1%
Equity securities, at market value	144.1	0.9%
Equity securities, at fair value	1,462.1	8.8%
Other invested assets	508.4	3.1%
Cash and short-term investments	1,825.6	11.0%
Total investments and cash	$16,596.5	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2013, we wrote approximately 28.8% of our coverages in non-U.S. currencies; as of December 31, 2013, we maintained approximately 15.7% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2013, 2012 and 2011, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $17.0 million to a gain of $31.8 million.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States are implementing changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury has recently established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

As of December 31, 2013, Holdings owned 9,719,971 or 17.0% of the outstanding common shares of Group.  Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Holdings, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other nineteen locations occupy a total of approximately 145,300 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2013		2012
	High	Low	High	Low
First Quarter	$130.64	$110.91	$93.87	$83.35
Second Quarter	135.97	123.65	105.13	92.45
Third Quarter	145.51	126.36	110.89	100.30
Fourth Quarter	159.13	144.81	114.60	101.72

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2014 was 219.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $0.48 per share for each of the four quarters of 2012 and for the first three quarters of 2013.  The Company declared and paid its quarterly cash dividend of $0.75 per share for the fourth quarter of 2013.  On February 26, 2014, the Company’s Board of Directors declared a dividend of $0.75 per share, payable on or before March 26, 2014 to shareholders of record on March 12, 2014.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2013	343,981	$109.9112	343,981	3,962,541
February 1 - 28, 2013	692,480	$122.3512	665,512	3,297,029
March 1 - 31, 2013	943,004	$126.9520	940,814	2,356,215
April 1 - 30, 2013	88,100	$129.2677	88,100	2,268,115
May 1 - 31, 2013	1,500,308	$133.4148	1,498,607	5,769,508
June 1 - 30, 2013	-	$-	-	5,769,508
July 1 - 31, 2013	-	$-	-	5,769,508
August 1 - 31, 2013	417,835	$138.1231	417,835	5,351,673
September 1 - 30, 2013	311,849	$137.8958	306,819	5,044,854
October 1 - 31, 2013	37,168	$150.7867	37,168	5,007,686
November 1 - 30, 2013	53,791	$152.9850	52,655	4,955,031
December 1 - 31, 2013	426,382	$152.5836	382,614	4,572,417
Total	4,814,898	$-	4,734,105	4,572,417

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; and May 15, 2013, the Company’s executive committee of the Board of Directors approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 25,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through February 21, 2014, the Company purchased an additional 863,673 shares for $127.0 million under the share repurchase program.

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2008 through December 31, 2013, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., the S&P 500 Index, and the S&P Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
227.98
228.19
202.78
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/08	12/09	12/10	12/11	12/12	12/13
Everest Re Group, Ltd.	100.00	115.50	117.12	118.75	158.29	227.98
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Property & Casualty Insurance	100.00	112.35	122.39	122.08	146.63	202.78

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Operating data:
Gross written premiums	$5,218.6	$4,310.5	$4,286.2	$4,200.7	$4,129.0
Net written premiums	5,004.8	4,081.1	4,108.9	3,945.6	3,929.8
Premiums earned	4,753.5	4,164.6	4,101.3	3,934.6	3,894.1
Net investment income	548.5	600.2	620.0	653.5	547.8
Realized gain on debt repurchase	-	-	-	-	78.3
Net realized capital gains (losses)	300.2	164.4	6.9	101.9	(2.3)
Incurred losses and loss adjustment
expenses (including catastrophes)	2,800.3	2,745.3	3,726.2	2,945.7	2,374.1
Net catastrophe losses (1)	177.7	361.1	1,237.6	544.1	65.2
Commission, brokerage, taxes and fees	977.6	952.7	950.5	931.9	928.3
Other underwriting expenses	237.1	207.7	182.4	166.3	167.2
Corporate expenses	24.8	24.0	16.5	14.9	17.6
Interest, fees and bond issue cost
amortization expense	46.1	53.7	52.3	55.8	72.1
Income (loss) before taxes	1,555.0	939.5	(233.9)	591.2	939.3
Income tax expense (benefit)	289.7	110.6	(153.5)	(19.5)	132.3
Net income (loss) (2)	1,265.3	829.0	(80.5)	610.8	807.0
Net (income) loss attributable to noncontrolling interests	(5.9)	-	-	-	-
Net income (loss) attributable to Everest Re Group	1,259.4	829.0	(80.5)	610.8	807.0

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE:
Basic (3)	$25.67	$15.85	$(1.49)	$10.73	$13.26

Diluted (4)	$25.44	$15.79	$(1.49)	$10.70	$13.22

Dividends declared	$2.19	$1.92	$1.92	$1.92	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	58.9%	65.9%	90.9%	74.9%	61.0%
Other underwriting expense ratio	25.6%	27.9%	27.6%	27.9%	28.1%
Combined ratio (2)	84.5%	93.8%	118.5%	102.8%	89.1%

Balance sheet data (at end of period):
Total investments and cash	$16,596.5	$16,576.2	$15,797.4	$15,365.0	$14,918.8
Total assets	19,808.0	19,777.9	18,893.6	18,384.2	17,970.9
Loss and LAE reserves	9,673.2	10,069.1	10,123.2	9,340.2	8,937.9
Total debt	488.3	818.2	818.1	868.1	1,018.0
Total liabilities	12,746.4	13,044.4	12,822.2	12,100.7	11,869.2
Redeemable noncontrolling interests - Mt. Logan Re	93.4	-	-	-	-
Shareholders' equity	6,968.3	6,733.5	6,071.4	6,283.5	6,101.7
Book value per share (6)	146.57	130.96	112.99	115.45	102.87
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

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 48.6 million, 51.9 million, 53.8 million, 56.6 million and 60.7 million for 2013, 2012, 2011, 2010 and 2009, respectively.
(4)
Based on weighted average diluted common shares outstanding of 49.1 million, 52.1 million, 56.8 million and 60.8 million for 2013, 2012, 2010, and 2009, respectively.  Diluted calculation was not applicable for 2011.

(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 47.5 million, 51.4 million, 53.7 million, 54.4 million and 59.3 million common shares outstanding for December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which will likely result in higher future catastrophe rates.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Gross written premiums	$5,218.6	$4,310.5	$4,286.2	21.1%	0.6%
Net written premiums	5,004.8	4,081.1	4,108.9	22.6%	-0.7%

REVENUES:
Premiums earned	$4,753.5	$4,164.6	$4,101.3	14.1%	1.5%
Net investment income	548.5	600.2	620.0	-8.6%	-3.2%
Net realized capital gains (losses)	300.2	164.4	6.9	82.6%	NM
Net derivative gain (loss)	44.0	(9.7)	(11.3)	NM	-13.5%
Other income (expense)	(5.5)	3.3	(23.1)	NM	-114.4%
Total revenues	5,640.8	4,922.8	4,694.0	14.6%	4.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,800.3	2,745.3	3,726.2	2.0%	-26.3%
Commission, brokerage, taxes and fees	977.6	952.7	950.5	2.6%	0.2%
Other underwriting expenses	237.1	207.7	182.4	14.2%	13.8%
Corporate expenses	24.8	24.0	16.5	3.5%	45.7%
Interest, fees and bond issue cost amortization expense	46.1	53.7	52.3	-14.1%	2.6%
Total claims and expenses	4,085.9	3,983.3	4,927.9	2.6%	-19.2%

INCOME (LOSS) BEFORE TAXES	1,555.0	939.5	(233.9)	65.5%	NM
Income tax expense (benefit)	289.7	110.6	(153.5)	162.0%	-172.1%
NET INCOME (LOSS)	$1,265.3	$829.0	$(80.5)	52.6%	NM
Net (income) loss attributable to noncontrolling interests	(5.9)	-	-	NM	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$1,259.4	$829.0	$(80.5)	51.9%	NM

RATIOS:				Point Change
Loss ratio	58.9%	65.9%	90.9%	(7.0)	(25.0)
Commission and brokerage ratio	20.6%	22.9%	23.2%	(2.3)	(0.3)
Other underwriting expense ratio	5.0%	5.0%	4.4%	-	0.6
Combined ratio	84.5%	93.8%	118.5%	(9.3)	(24.7)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2013	2012	2011	2013/2012	2012/2011
Balance sheet data:
Total investments and cash	$16,596.5	$16,576.2	$15,797.4	0.1%	4.9%
Total assets	19,808.0	19,777.9	18,893.6	0.2%	4.7%
Loss and loss adjustment expense reserves	9,673.2	10,069.1	10,123.2	-3.9%	-0.5%
Total debt	488.3	818.2	818.1	-40.3%	0.0%
Total liabilities	12,746.4	13,044.4	12,822.2	-2.3%	1.7%
Redeemable noncontrolling interests - Mt. Logan Re	93.4	-	-	NM	NM
Shareholders' equity	6,968.3	6,733.5	6,071.4	3.5%	10.9%
Book value per share	146.57	130.96	112.99	11.9%	15.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 21.1% to $5,218.6 million in 2013, compared to $4,310.5 million in 2012, reflecting a $692.3 million, or 21.4%, increase in our reinsurance business, a $195.6 million, or 18.2%, increase in our insurance business and $20.2 million from our new Mt. Logan Re segment.  The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business, and higher original rates on subject business.  Excluding the year over year impact of the large Florida quota share reinsurance contract, gross written premiums increased 15.0% and reinsurance premiums increased 13.4%, compared to the prior year.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.  Net written premiums increased by 22.6% to $5,004.8 million in 2013 compared to $4,081.1 million in 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 14.1% to $4,753.5 million in 2013, compared to $4,164.6 million in 2012.  Unlike written premiums, premiums earned were minimally impacted by the Florida quota share reinsurance contract.  The change in premiums earned was comparable to net written premiums, excluding the impact of the Florida quota share reinsurance contract.

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

Net Investment Income.  Net investment income decreased by 8.6% to $548.5 million in 2013 compared with net investment income of $600.2 million in 2012.  Net pre-tax investment income, as a percentage of average invested assets, was 3.5% in 2013 compared to 3.9% in 2012.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, less dividend income from equity investments and a decrease in our limited partnership income.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $300.2 million, $164.4 million and $6.9 million in 2013, 2012 and 2011, respectively.  The $300.2 million was comprised of $258.9 million of gains from fair value re-measurements and $42.4 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $1.1 million of other-than-temporary impairments.  The net realized capital gains of $164.4 million in 2012 were the result of $118.1 million of gains from fair value re-measurements and $56.3 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $10.0 million of other-than-temporary impairments.  The net realized capital gains of $6.9 million in 2011 were the result of $27.5 million of net realized capital gains from sales on our fixed maturity and equity securities which was partially offset by $4.4 million of losses from fair value re-measurements and $16.2 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $44.0 million in 2013 and net derivative losses of $9.7 million and $11.3 million in 2012 and 2011, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $5.5 million in 2013, other income of $3.3 million in 2012 and other expense of $23.1 million in 2011.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$2,623.5	55.2%		$(18.2)	-0.4%		$2,605.3	54.8%
Catastrophes	195.0	4.1%		-	0.0%		195.0	4.1%
Total	$2,818.5	59.3%		$(18.2)	-0.4%		$2,800.3	58.9%

2012
Attritional (a)	$2,338.9	56.2%		$(3.7)	-0.1%		$2,335.2	56.1%
Catastrophes	410.0	9.8%		-	0.0%		410.0	9.8%
Total	$2,748.9	66.0%		$(3.7)	-0.1%		$2,745.3	65.9%

2011
Attritional (a)	$2,422.1	59.1%		$3.7	0.1%		$2,425.8	59.2%
Catastrophes	1,300.4	31.7%		-	0.0%		1,300.4	31.7%
Total	$3,722.5	90.8%		$3.7	0.1%		$3,726.2	90.9%

Variance 2013/2012
Attritional (a)	$284.6	(1.0)	pts	$(14.5)	(0.3)	pts	$270.1	(1.3)	pts
Catastrophes	(215.0)	(5.7)	pts	-	-	pts	(215.0)	(5.7)	pts
Total	$69.6	(6.7)	pts	$(14.5)	(0.3)	pts	$55.0	(7.0)	pts

Variance 2012/2011
Attritional (a)	$(83.2)	(2.9)	pts	$(7.4)	(0.2)	pts	$(90.6)	(3.1)	pts
Catastrophes	(890.4)	(21.9)	pts	-	-	pts	(890.4)	(21.9)	pts
Total	$(973.6)	(24.8)	pts	$(7.4)	(0.2)	pts	$(980.9)	(25.0)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.0% to $2,800.3 million for the year ended December 31, 2013 compared to $2,745.3 million for the year ended December 31, 2012, primarily due to increases in current year attritional losses, partially offset by the decline in current year catastrophe losses.  The increase in current year attritional losses of $284.6 million is primarily due to the impact of the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 1.0 points due to the shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.  Current year catastrophe losses for the year ended December 31, 2013 were $195.0 million, or 4.1 points, due to Canadian floods ($79.7 million), U.S. storms ($44.8 million), Typhoon Fitow ($30.0 million), German hailstorms ($20.5 million) and European floods ($20.0 million).  The $410.0 million of current year catastrophe losses for 2012 represented 9.8 points and related to Superstorm Sandy ($325.0 million), U.S. storms ($60.0 million) and Hurricane Isaac ($25.0 million).

Incurred losses and LAE decreased by 26.3% to $2,745.3 million for the year ended December 31, 2012 compared to $3,726.2 million in 2011, representing 25.0 loss ratio points. Current year 2012 catastrophe losses discussed above were lower by $890.4 million, or 21.9 points, period over period.  The $1,300.4 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($531.7 million), the 2011 New Zealand earthquake ($305.8 million), the Thailand floods ($225.0 million), U.S. storms ($60.6 million), the 2011 Australian floods ($56.1 million) and Hurricane Irene ($38.0 million) as well as $50.0 million of IBNR reserves for these 2011 catastrophe events collectively, which were not allocated to a specific event.  During 2012 and 2013, $41.0 million and $3.9 million, respectively, of the IBNR reserve was allocated to specific 2011 catastrophes, leaving $5.1 million of unallocated IBNR reserves at December 31, 2013.  Current year attritional losses decreased $83.2 million, representing 2.9 loss ratio points, due to a shift in mix of business towards excess of loss business, which generally has lower attritional losses.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 2.6% to $977.6 million for the year ended December 31, 2013 compared to $952.7 million for the year ended December 31, 2012.  The year over year changes were primarily due to the impact of the increase in premiums earned, partially offset by an increase in excess of loss business in 2013 which carries a lower commission rate than pro rata business.

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

Other Underwriting Expenses.  Other underwriting expenses were $237.1 million, $207.7 million and $182.4 million in 2013, 2012 and 2011, respectively.   The increase in other underwriting expenses for 2013 compared to 2012 was mainly due to the impact of higher premiums earned and higher compensation expenses.  The increase in other underwriting expenses for 2012 compared to 2011 was mainly due to higher share-based compensation expenses and employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $24.8 million, $24.0 million and $16.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in corporate expenses were mainly due to higher share-based compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $46.1 million and $53.7 million in 2013 and 2012, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013.  The year over year decrease was partially offset by $7.7 million of amortization expense on remaining capitalized issuance costs related to the redeemed securities.

Interest, fees and other bond amortization expense was $53.7 million and $52.3 million in 2012 and 2011, respectively.  The increase was primarily due to additional costs for the new Group Credit Facility signed in June, 2012.

Income Tax Expense (Benefit).  We had income tax expenses of $289.7 million and $110.6 million in 2013 and 2012, respectively, and income tax benefits of $153.5 million in 2011.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increase in the tax expense/(benefit) between 2013 and 2012, as well as 2012 versus 2011, is primarily due to higher taxable income from improved underwriting margins and capital gains in each successive year.  The income tax expense for year ended December 31, 2012, also reflects tax benefits of $17.5 million realized due to corrections of understatements in the deferred tax asset account and $31.9 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the re-measurement of our exposure following the closing of an IRS audit.

Net Income (Loss).
Our net income was $1,265.3 million and $829.0 million in 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Our net income was $829.0 million in 2012 and our net loss was $80.5 in 2011.  The increase was primarily driven by the decline in catastrophe losses in 2012.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $1,259.4 million and $829.0 million in 2013 and 2012, respectively, and our net loss attributable to Everest Re Group was $80.5 million in 2011.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests in 2013.

Ratios.
Our combined ratio decreased by 9.3 points to 84.5% in 2013 compared to 93.8% in 2012.  The loss ratio component decreased 7.0 points in 2013, over the same period last year primarily due to the $215.0 million decrease in current year catastrophe losses, which lowered the loss ratio by 5.7 points.  The commission and brokerage ratio components decreased 2.3 points in 2013 due to the one time impact of the termination of the Florida quota share contract in 2012 and the increase in excess of loss business which carries a lower commission than pro rata business.  The other underwriting expense ratio components remained flat in 2013 over the same period last year.

Our combined ratio decreased by 24.7 points to 93.8% in 2012 compared to 118.5% in 2011.  The loss ratio component decreased 25.0 points in 2012 over the same period last year primarily due to the decline in catastrophe losses in 2012 compared to 2011.  The commission and brokerage ratio component slightly decreased over the same period last year due to an increase in excess of loss business which carries a lower commission than pro rata business, partially offset by the one-time effect of the non-renewal of the Florida quota share and the adoption of new accounting standards concerning the accounting for acquisition costs.  Eliminating the impact of reinstatement premiums, contingent commissions, and these one-time items, the commission and brokerage ratio improved 1.5 points to 21.2% driven by the shift in the mix of business.  The other underwriting expense ratio component increased slightly from the same period last year due to higher employee benefit costs.

Shareholders’ Equity.
Shareholders’ equity increased by $234.8 million to $6,968.3 million at December 31, 2013 from $6,733.5 million at December 31, 2012, principally as a result of $1,259.4 million of net income attributable to Everest Re Group, share-based compensation transactions of $83.3 million and $23.6 million of net benefit plan obligation adjustments, partially offset by repurchases of 4.7 million common shares for $621.9 million, $402.8 million of unrealized depreciation on investments, net of tax, $106.7 million of shareholder dividends and $0.2 million of net foreign currency translation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 8.6% to $548.5 million in 2013 compared to $600.2 million in 2012, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, from our equities, due to the partial liquidation of some mutual funds and from our limited partnership investments.

Net investment income decreased by 3.2% to $600.2 million in 2012 compared to $620.0 million in 2011, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, partially offset by an increase in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Fixed maturities	$473.5	$489.8	$522.0
Equity securities	45.4	59.2	57.6
Short-term investments and cash	1.3	1.3	1.3
Other invested assets
Limited partnerships	46.9	64.9	56.9
Other	7.3	3.9	2.7
Gross investment income before adjustments	574.4	619.0	640.4
Funds held interest income (expense)	10.6	10.6	2.3
Future policy benefit reserve income (expense)	(2.8)	(2.9)	(3.0)
Gross investment income	582.3	626.6	639.8
Investment expenses	(33.8)	(26.4)	(19.7)
Net investment income	$548.5	$600.2	$620.0
	.
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2013	2012	2011
Imbedded pre-tax yield of cash and invested assets at December 31	3.2%	3.5%	3.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.8%	3.0%	3.4%

Annualized pre-tax yield on average cash and invested assets	3.5%	3.9%	4.1%
Annualized after-tax yield on average cash and invested assets	2.9%	3.3%	3.6%

	2013	2012	2011
Fixed income portfolio total return	0.4%	4.8%	4.7%
Barclay's Capital - U.S. aggregate index	-2.0%	4.2%	7.8%

Common equity portfolio total return	22.4%	13.8%	2.7%
S&P 500 index	32.4%	16.0%	2.1%

Other invested asset portfolio total return	16.9%	16.0%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 0.6%, 5.0% and 5.1%, respectively, in 2013, 2012 and 2011.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Our fixed income and equity portfolios have different compositions than the benchmark indexes.  Our equity portfolios reflect an emphasis on dividend yield and growth equities, while the index is comprised of the largest 500 equities by market capitalization.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  Our total return was more comparable to the index in 2013 and 2012 as interest rates remained fairly steady.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2013/2012	2012/2011
(Dollars in millions)	2013	2012	2011	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$37.7	$31.9	$85.5	$5.8	$(53.6)
Losses	(30.9)	(17.2)	(65.1)	(13.7)	47.9
Total	6.8	14.7	20.4	(7.9)	(5.7)

Fixed maturity securities, fair value:
Gains	0.5	6.3	1.1	(5.8)	5.2
Losses	(0.3)	(0.6)	(2.0)	0.3	1.4
Total	0.2	5.7	(0.9)	(5.5)	6.6

Equity securities, market value:
Gains	3.0	16.7	0.2	(13.7)	16.5
Losses	(0.3)	(1.8)	(0.2)	1.5	(1.6)
Total	2.6	14.9	-	(12.3)	14.9

Equity securities, fair value:
Gains	41.8	41.1	16.1	0.7	25.0
Losses	(9.0)	(20.1)	(8.1)	11.1	(12.0)
Total	32.7	21.0	8.0	11.7	13.0

Total net realized capital gains (losses) from sales:
Gains	82.8	96.0	102.9	(13.2)	(6.9)
Losses	(40.5)	(39.6)	(75.4)	(0.9)	35.8
Total	42.4	56.3	27.5	(13.9)	28.8

Other-than-temporary impairments:	(1.1)	(10.0)	(16.2)	8.9	6.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.3	1.9	(15.5)	(1.6)	17.4
Equity securities, fair value	258.6	116.2	11.1	142.4	105.1
Total	258.9	118.1	(4.4)	140.8	122.5

Total net realized capital gains (losses)	$300.2	$164.4	$6.9	$135.8	$157.5

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $300.2 million in 2013 compared to net realized capital gains of $164.4 million and $6.9 million in 2012 and 2011, respectively.  In 2013, we recorded $258.9 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments.  The fixed maturity and equity sales in 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  In 2012, we recorded $118.1 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.  In 2011, we recorded $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments and $4.4 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,809.7	$1,310.7	$1,346.8	$499.0	38.1%	$(36.1)	-2.7%
Net written premiums	1,807.1	1,306.5	1,344.3	500.6	38.3%	(37.8)	-2.8%

Premiums earned	$1,671.5	$1,416.4	$1,312.7	$255.1	18.0%	$103.7	7.9%
Incurred losses and LAE	814.7	1,050.4	1,034.1	(235.7)	-22.4%	16.3	1.6%
Commission and brokerage	366.9	350.6	327.8	16.3	4.6%	22.8	7.0%
Other underwriting expenses	47.2	44.8	39.3	2.4	5.4%	5.5	14.0%
Underwriting gain (loss)	$442.8	$(29.4)	$(88.5)	$472.2	NM	$59.1	-66.8%

					Point Chg		Point Chg
Loss ratio	48.7%	74.2%	78.8%		(25.5)		(4.6)
Commission and brokerage ratio	21.9%	24.8%	25.0%		(2.9)		(0.2)
Other underwriting expense ratio	2.9%	3.1%	2.9%		(0.2)		0.2
Combined ratio	73.5%	102.1%	106.7%		(28.6)		(4.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 38.1% to $1,809.7 million in 2013 from $1,310.7 million in 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 17.8%.  Net written premiums increased by 38.3% to $1,807.1 million in 2013 compared to $1,306.5 million in 2012, which is in line with the increase in gross written premiums.  Premiums earned increased 18.0% to $1,671.5 million in 2013 compared to $1,416.4 million in 2012.  Premiums earned were only minimally impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to net written premiums, excluding the Florida quota share reinsurance contract.

Gross written premiums decreased by 2.7% to $1,310.7 million in 2012 from $1,346.8 million in 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased by 2.8% to $1,306.5 million in 2012 compared to $1,344.3 million in 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased by 7.9% to $1,416.4 million in 2012 compared to $1,312.7 million in 2011.  The variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract, which had a larger negative impact on gross and net written premiums, increases in new business, rate increases on renewals, particularly for catastrophe exposed contracts and changes in the mix of business.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$781.8	46.7%		$(36.7)	-2.2%		$745.2	44.5%
Catastrophes	51.8	3.1%		17.7	1.1%		69.5	4.2%
Total segment	$833.6	49.8%		$(18.9)	-1.1%		$814.7	48.7%

2012
Attritional	$706.8	49.9%		$(27.2)	-1.9%		$679.6	48.0%
Catastrophes	372.6	26.3%		(1.8)	-0.1%		370.8	26.2%
Total segment	$1,079.4	76.2%		$(29.0)	-2.0%		$1,050.4	74.2%

2011
Attritional	$720.3	54.9%		$41.0	3.1%		$761.3	58.0%
Catastrophes	262.0	20.0%		10.8	0.8%		272.8	20.8%
Total segment	$982.3	74.9%		$51.8	3.9%		$1,034.1	78.8%

Variance 2013/2012
Attritional	$75.0	(3.2)	pts	$(9.5)	(0.3)	pts	$65.6	(3.5)	pts
Catastrophes	(320.8)	(23.2)	pts	19.5	1.2	pts	(301.3)	(22.0)	pts
Total segment	$(245.8)	(26.4)	pts	$10.1	0.9	pts	$(235.7)	(25.5)	pts

Variance 2012/2011
Attritional	$(13.5)	(5.0)	pts	$(68.2)	(5.0)	pts	$(81.7)	(10.0)	pts
Catastrophes	110.6	6.3	pts	(12.6)	(0.9)	pts	98.0	5.4	pts
Total segment	$97.1	1.3	pts	$(80.8)	(5.9)	pts	$16.3	(4.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 22.4% to $814.7 million in 2013 compared to $1,050.4 million in 2012, primarily due to the decrease in current year catastrophe losses, partially offset by an increase of $75.0 million in current year attritional losses due to the impact of the increase in premiums earned.  Current year catastrophe losses for 2013, were $51.8 million, mainly due to U.S. Storms ($44.8 million) , the European floods ($5.0 million) and the Canadian Floods ($2.0 million), compared to $372.6 million of current year catastrophe losses for 2012, which related to Superstorm Sandy ($289.0 million), U.S. storms ($59.8 million) and Hurricane Isaac ($23.8 million).  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 3.2 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Incurred losses increased by 1.6% to $1,050.4 million in 2012 compared to $1,034.1 in 2011, primarily as a result of the $98.0 million (5.4 points) increase in catastrophe losses for 2012 (outlined above) compared to 2011.  The $262.0 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($71.5 million), the 2011 New Zealand earthquake ($63.0 million), U.S. tornadoes ($58.2 million), Hurricane Irene ($27.5 million) and the Thailand floods ($17.0 million).  The current year attritional losses decreased $13.5 million due primarily to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage expenses increased by 4.6% to $366.9 million in 2013 compared to $350.6 million in 2012.  The year over year change was primarily due to the impact of the increase in premiums earned, partially offset by the impact of the termination of the large Florida quota share reinsurance contract in second quarter 2012 as well as the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012.  Segment other underwriting expenses increased to $47.2 million in 2013 from $44.8 million in 2012, primarily due to increased compensation expenses and higher premiums earned.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,345.8	$1,192.3	$1,238.4	$153.5	12.9%	$(46.1)	-3.7%
Net written premiums	1,327.4	1,188.7	1,218.6	138.7	11.7%	(29.8)	-2.4%

Premiums earned	$1,289.3	$1,214.8	$1,244.5	$74.5	6.1%	$(29.7)	-2.4%
Incurred losses and LAE	675.4	586.3	1,372.3	89.0	15.2%	(786.0)	-57.3%
Commission and brokerage	295.9	300.1	311.0	(4.2)	-1.4%	(10.9)	-3.5%
Other underwriting expenses	33.9	29.3	27.3	4.6	15.8%	2.0	7.3%
Underwriting gain (loss)	$284.2	$299.1	$(466.1)	$(14.9)	-5.0%	$765.2	-164.2%

					Point Chg		Point Chg
Loss ratio	52.4%	48.3%	110.3%		4.1		(62.0)
Commission and brokerage ratio	22.9%	24.7%	25.0%		(1.8)		(0.3)
Other underwriting expense ratio	2.7%	2.4%	2.2%		0.3		0.2
Combined ratio	78.0%	75.4%	137.5%		2.6		(62.1)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 12.9% to $1,345.8 million in 2013 compared to $1,192.3 million in 2012, primarily due to growth in Latin and South America business.  Net written premiums increased by 11.7% to $1,327.4 million in 2013 compared to $1,188.7 million in 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased 6.1% to $1,289.3 million in 2013 compared to $1,214.8 million in 2012.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$631.6	49.0%		$(57.3)	-4.4%		$574.3	44.6%
Catastrophes	104.4	8.1%		(3.3)	-0.3%		101.1	7.8%
Total segment	$736.0	57.1%		$(60.6)	-4.7%		$675.4	52.4%

2012
Attritional	$589.0	48.5%		$(12.2)	-1.0%		$576.8	47.5%
Catastrophes	16.6	1.4%		(7.1)	-0.6%		9.5	0.8%
Total segment	$605.6	49.9%		$(19.3)	-1.6%		$586.3	48.3%

2011
Attritional	$640.3	51.5%		$(108.2)	-8.7%		$532.1	42.8%
Catastrophes	845.3	67.9%		(5.1)	-0.4%		840.2	67.5%
Total segment	$1,485.6	119.4%		$(113.3)	-9.1%		$1,372.3	110.3%

Variance 2013/2012
Attritional	$42.6	0.5	pts	$(45.1)	(3.4)	pts	$(2.5)	(2.9)	pts
Catastrophes	87.8	6.7	pts	3.8	0.3	pts	91.6	7.0	pts
Total segment	$130.4	7.2	pts	$(41.3)	(3.1)	pts	$89.0	4.1	pts

Variance 2012/2011
Attritional	$(51.3)	(3.0)	pts	$96.0	7.7	pts	$44.7	4.7	pts
Catastrophes	(828.7)	(66.5)	pts	(2.0)	(0.2)	pts	(830.7)	(66.7)	pts
Total segment	$(880.0)	(69.5)	pts	$94.0	7.5	pts	$(786.0)	(62.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 15.2% to $675.4 million in 2013 compared to $586.3 million in 2012, representing 4.1 loss ratio points. Current year catastrophe losses were $104.4 million in 2013, due to the Canadian floods ($75.2 million) and Typhoon Fitow ($29.2 million).  The current year catastrophe losses of $16.6 million in 2012 related primarily to Superstorm Sandy ($16.5 million).  The current year attritional losses increased by $42.6 million primarily due to the increase in premiums earned as the current year attritional loss ratio was relatively flat period over period.

Incurred losses and LAE decreased by 57.3% to $586.3 million in 2012 compared to $1,372.3 million in 2011, representing 62.0 loss ratio points.  The decrease was principally due to an $828.7 million (66.5 points) decrease in current year catastrophe losses for 2012 (outlined above) compared to 2011.  The $845.3 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($372.3 million), the 2011 Thailand floods ($180.0 million), the 2011 New Zealand earthquake ($177.0 million) and the 2011 Australian floods ($47.1 million).  Current years’ attritional losses decreased by $51.3 million (3.0 points) due to rate increases in the Asian markets, particularly for catastrophe-exposed risks and a shift in the mix of business towards property catastrophe and excess of loss business, which generally have lower loss ratios.

Segment Expenses. Commission and brokerage decreased 1.4% to $295.9 million in 2013 compared to $300.1 million in 2012.  This decrease was primarily due to the shift in the mix of business towards property catastrophe and excess of loss business, which have lower commission rates, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $33.9 million in 2013 compared to $29.3 million in 2012.  These increases relate to higher compensation expenses.

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

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$774.3	$734.4	$725.3	$39.9	5.4%	$9.1	1.3%
Net written premiums	765.7	733.8	725.5	31.9	4.3%	8.2	1.1%

Premiums earned	$738.0	$680.9	$723.0	$57.0	8.4%	$(42.0)	-5.8%
Incurred losses and LAE	374.4	408.2	613.9	(33.9)	-8.3%	(205.6)	-33.5%
Commission and brokerage	179.1	184.4	174.0	(5.2)	-2.8%	10.3	5.9%
Other underwriting expenses	34.7	30.6	26.3	4.0	13.2%	4.3	16.4%
Underwriting gain (loss)	$149.8	$57.8	$(91.2)	$92.1	159.4%	$149.0	-163.3%

					Point Chg		Point Chg
Loss ratio	50.7%	60.0%	84.9%		(9.3)		(24.9)
Commission and brokerage ratio	24.3%	27.1%	24.1%		(2.8)		3.0
Other underwriting expense ratio	4.7%	4.4%	3.6%		0.3		0.8
Combined ratio	79.7%	91.5%	112.6%		(11.8)		(21.1)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 5.4% to $774.3 million in 2013 compared to $734.4 million in 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums increased by 4.3% to $765.7 million in 2013 compared to $733.8 million in 2012, which is consistent with the change in gross written premiums.  Premiums earned increased 8.4% to $738.0 million in 2013 compared to $680.9 million in 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased 1.3% to $734.4 million in 2012 compared to $725.3 million in 2011, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda office, partially offset by lower premiums from our European operations due to combined competitive conditions and a negative $14.7 million impact from movement in foreign exchange rates.  Net written premiums increased by 1.1% to $733.8 million in 2012 compared to $725.5 million in 2011, in line with the increase in gross written premiums.  Premiums earned decreased 5.8% to $680.9 million in 2012 compared to $723.0 million in 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$408.1	55.3%		$(56.1)	-7.6%		$352.0	47.7%
Catastrophes	35.5	4.8%		(13.1)	-1.8%		22.4	3.0%
Total segment	$443.6	60.1%		$(69.2)	-9.4%		$374.4	50.7%

2012
Attritional	$403.0	59.2%		$(17.8)	-2.6%		$385.2	56.6%
Catastrophes	14.1	2.1%		8.9	1.3%		23.0	3.4%
Total segment	$417.1	61.3%		$(8.9)	-1.3%		$408.2	60.0%

2011
Attritional	$420.1	58.0%		$9.2	1.3%		$429.4	59.3%
Catastrophes	190.6	26.4%		(6.1)	-0.8%		184.5	25.6%
Total segment	$610.7	84.4%		$3.1	0.5%		$613.9	84.9%

Variance 2013/2012
Attritional	$5.1	(3.9)	pts	$(38.3)	(5.0)	pts	$(33.2)	(8.9)	pts
Catastrophes	21.4	2.7	pts	(22.0)	(3.1)	pts	(0.6)	(0.4)	pts
Total segment	$26.5	(1.2)	pts	$(60.3)	(8.1)	pts	$(33.9)	(9.3)	pts

Variance 2012/2011
Attritional	$(17.1)	1.2	pts	$(27.0)	(3.9)	pts	$(44.2)	(2.7)	pts
Catastrophes	(176.5)	(24.3)	pts	15.0	2.1	pts	(161.5)	(22.2)	pts
Total segment	$(193.6)	(23.1)	pts	$(12.0)	(1.8)	pts	$(205.6)	(24.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 8.3% to $374.4 million in 2013 compared to $408.2 million in 2012 primarily due to favorable prior year development in 2013 compared to 2012 for both attritional and catastrophe losses, partially offset by increases in current year catastrophe losses and current year attritional losses.  The favorable prior year development on attritional losses was primarily related to the outcome of reserve studies on property business.  Current year catastrophe losses were $35.5 million in 2013, due to the German hailstorms ($20.5 million) and the European floods ($15.0 million), which was partially offset by a $13.1 million reduction to prior year catastrophe loss estimates, largely attributable to the 2011 Japan earthquake.  The $14.1 million of current year catastrophe losses for 2012 related primarily to Superstorm Sandy ($14.0 million).  The current year attritional losses increased by $5.1 million due to the impact of higher premiums earned, but the current year attritional loss ratio declined by 3.9 points. This is primarily due to a shift in the mix of business to excess of loss contracts which generally results in lower loss ratios.

Incurred losses and LAE decreased by 33.5% to $408.2 million in 2012 compared to $613.9 million in 2011.  The decrease was principally due to a $176.5 million (24.3 points) decrease in current year catastrophe losses for 2012 (outlined above) compared to 2011.  The $190.6 million of 2011 current year catastrophe losses related primarily to the Japanese earthquake and tsunami ($88.0 million), the 2011 New Zealand earthquake ($65.8 million) and the Thailand floods ($28.0 million).  The current year attritional losses also decreased by $17.1 million (1.2 points), which is primarily due to the decline in premiums earned.

Segment Expenses.  Commission and brokerage decreased by 2.8% to $179.1 million in 2013 compared to $184.4 million in 2012 reflecting the impact from the change in the mix of business to contracts with lower commission rates and higher contingent commission payouts in 2012, mitigated by the impact of higher premiums earned.  Segment other underwriting expenses increased to $34.7 million in 2013 compared to $30.6 million for the same period in 2012.  The year over year increase was primarily attributable to higher premiums earned in 2013.

Commission and brokerage increased by 5.9% to $184.4 million in 2012 compared to $174.0 million in 2011 reflecting higher contingent commissions in 2012.  Segment other underwriting expenses increased to $30.6 million in 2012 compared to $26.3 million for the same period in 2011.  The increases are primarily attributable to higher personnel benefit costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$1,268.7	$1,073.1	$975.6	$195.6	18.2%	$97.5	10.0%
Net written premiums	1,086.2	852.1	820.5	234.1	27.5%	31.6	3.9%

Premiums earned	$1,037.4	$852.4	$821.2	$185.0	21.7%	$31.3	3.8%
Incurred losses and LAE	931.5	700.3	705.9	231.2	33.0%	(5.6)	-0.8%
Commission and brokerage	133.7	117.6	137.7	16.1	13.7%	(20.1)	-14.6%
Other underwriting expenses	119.3	103.0	89.5	16.3	15.8%	13.5	15.1%
Underwriting gain (loss)	$(147.0)	$(68.5)	$(111.9)	$(78.6)	114.8%	$43.5	-38.8%

					Point Chg		Point Chg
Loss ratio	89.8%	82.2%	86.0%		7.6		(3.8)
Commission and brokerage ratio	12.9%	13.8%	16.8%		(0.9)		(3.0)
Other underwriting expense ratio	11.5%	12.0%	10.8%		(0.5)		1.2
Combined ratio	114.2%	108.0%	113.6%		6.2		(5.6)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 18.2% to $1,268.7 million in 2013 compared to $1,073.1 million in 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased by 27.5% to $1,086.2 million in 2013 compared to $852.1 million in 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to less use of reinsurance, particularly on the crop business.  Premiums earned increased 21.7% to $1,037.4 million in 2013 compared to $852.4 million in 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 10.0% to $1,073.1 million in 2012 compared to $975.6 million in 2011. This increase was primarily driven by crop and primary A&H medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums increased by 3.9% to $852.1 million in 2012 compared to $820.5 million in 2011.  The lower increase in net written premiums in comparison to gross written premiums is primarily attributable to a higher level of reinsurance employed for the crop business.  Premiums earned increased 3.8% to $852.4 million in 2012 compared to $821.2 million in 2011.  The change in premiums earned is relatively consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$798.6	77.0%		$131.9	12.7%		$930.5	89.7%
Catastrophes	2.3	0.2%		(1.3)	-0.1%		1.0	0.1%
Total segment	$800.9	77.2%		$130.6	12.6%		$931.5	89.8%

2012
Attritional	$640.1	75.1%		$53.5	6.3%		$693.6	81.4%
Catastrophes	6.7	0.8%		-	0.0%		6.7	0.8%
Total segment	$646.8	75.9%		$53.5	6.3%		$700.3	82.2%

2011
Attritional	$641.4	78.2%		$61.7	7.5%		$703.1	85.7%
Catastrophes	2.5	0.3%		0.3	0.0%		2.8	0.3%
Total segment	$643.9	78.5%		$62.0	7.5%		$705.9	86.0%

Variance 2013/2012
Attritional	$158.5	1.9	pts	$78.4	6.4	pts	$236.9	8.3	pts
Catastrophes	(4.4)	(0.6)	pts	(1.3)	(0.1)	pts	(5.7)	(0.7)	pts
Total segment	$154.1	1.3	pts	$77.1	6.3	pts	$231.2	7.6	pts

Variance 2012/2011
Attritional	$(1.3)	(3.1)	pts	$(8.2)	(1.2)	pts	$(9.5)	(4.3)	pts
Catastrophes	4.2	0.5	pts	(0.3)	-	pts	3.9	0.5	pts
Total segment	$2.9	(2.6)	pts	$(8.5)	(1.2)	pts	$(5.6)	(3.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 33.0% to $931.5 million in 2013 compared to $700.3 million in 2012 mainly due to increases in current year attritional losses and higher unfavorable prior year development on attritional losses in 2013 compared to 2012.  The current year attritional losses increased by $158.5 million primarily due to the impact of higher premiums earned and a higher current year attritional loss ratio on the crop book, which was impacted by a decline in corn commodity prices and lower yields in several of our key states.  The prior year development on attritional losses was primarily related to workers’ compensation, construction liability and umbrella business. The construction liability and umbrella development related to programs that were discontinued several years ago.  Current year catastrophe losses were $2.3 million in 2013, due to Canadian floods.  The $6.7 million of current year catastrophe losses for 2012 were primarily due to Superstorm Sandy ($5.5 million).

Incurred losses and LAE decreased by 0.8% to $700.3 million in 2012 compared to $705.9 million in 2011. This was primarily due to a decrease of $9.5 million (4.3 points) in attritional losses resulting primarily from lower prior years’ losses in 2012 resulting from development on excess casualty and California workers’ compensation reserves, as well as a shift in the mix of business towards shorter-tail lines of business.  This decrease was partially offset by a $4.2 million increase in current year catastrophe losses primarily due to Superstorm Sandy.

Segment Expenses Commission and brokerage increased by 13.7% to $133.7 million in 2013 compared to $117.6 million in 2012.  The year over year increase was primarily driven by the growth in premiums earned, partially offset by the impact of the accounting change for acquisition costs, which had the impact of increasing expenses in 2012.  Segment other underwriting expenses increased to $119.3 million in 2013 compared to $103.0 million for 2012.  These increases were primarily the result of increased premiums earned and compensation costs.

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

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the year ended 2013.  The initial reporting period for this segment began in the third quarter of 2013.

	Years Ended December 31,			2013/2012		2012/2011
(Dollars in millions)	2013	2012	2011	Variance	% Change	Variance	% Change
Gross written premiums	$20.2	$-	$-	$20.2	NM	$-	NM
Net written premiums	18.4	-	-	18.4	NM	-	NM

Premiums earned	$17.3	$-	$-	$17.3	NM	$-	NM
Incurred losses and LAE	4.4	-	-	4.4	NM	-	NM
Commission and brokerage	2.0	-	-	2.0	NM	-	NM
Other underwriting expenses	2.1	-	-	2.1	NM	-	NM
Underwriting gain (loss)	$8.8	$-	$-	$8.8	NM	$-	NM

					Point Chg		Point Chg
Loss ratio	25.4%	-	-		25.4		-
Commission and brokerage ratio	11.3%	-	-		11.3		-
Other underwriting expense ratio	12.1%	-	-		12.1		-
Combined ratio	48.8%	-	-		48.8		-

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums were $20.2 million in 2013.  Net written premiums were $18.4 million in 2013, which is comparable to gross written premiums since the segment retains most of the business written.  Premiums earned were $17.3 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$3.3	19.4%		$-	0.0%		$3.3	19.4%
Catastrophes	1.0	6.0%		-	0.0%		1.0	6.0%
Total segment	$4.4	25.4%		$-	0.0%		$4.4	25.4%

2012
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

2011
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

Variance 2013/2012
Attritional	$3.3	19.4	pts	$-	-	pts	$3.3	19.4	pts
Catastrophes	1.0	6.0	pts	-	-	pts	1.0	6.0	pts
Total segment	$4.4	25.4	pts	$-	-	pts	$4.4	25.4	pts

Variance 2012/2011
Attritional	$-	-	pts	$-	-	pts	$-	-	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$-	-	pts	$-	-	pts	$-	-	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were $4.4 million in 2013.  Current year catastrophe losses were $1.0 million in 2013, due to Typhoon Fitow ($0.8 million) and the Canadian floods ($0.2 million).  Current year attritional losses were $3.3 million in 2013.

Segment Expenses Commission and brokerage was $2.0 million in 2013.  Segment other underwriting expenses were $2.1 million in 2013.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2013, we had reinsurance reserves of $7,306.5 million and insurance loss reserves of $2,366.7 million, of which $323.1 million and $79.4 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2013 and 2012, the reserve for uncollectible balances was $21.6 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 13 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2013	2012	2011
U.S. Reinsurance	$336.0	$246.6	$308.2
International	231.5	211.0	216.8
Bermuda	207.8	194.0	196.9
Insurance	-	-	-
Mt. Logan	0.3	-	-
Total	$775.6	$651.6	$722.0

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.04% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2013 and 2012, our investment portfolio included $469.1 million and $548.9 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2013, we had net unrealized gains, net of tax, of $201.2 million compared to $603.9 million at December 31, 2012.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,596.5 million at December 31, 2013, an increase of $20.3 million compared to $16,576.2 million at December 31, 2012.  This increase was primarily the result of $1,098.3 million of cash flows from operations, $258.9 million in fair value re-measurements, $143.0 million of subscription advances for third party investment into Mt. Logan Re, $87.5 million from external third party capital investment into Mt. Logan Re, $51.5 million from common share issuance under share based compensation plans, net of expense incurred, and $45.9 million in equity adjustments of our limited partnership investments, partially offset by $621.9 million paid for share repurchases, $467.2 million of pre-tax unrealized depreciation, $329.9 million paid to redeem junior subordinated debt securities, $106.7 million paid out in dividends to shareholders, $66.5 million of amortization bond premium, $54.2 million due to fluctuations in foreign currencies and $2.8 million of unsettled securities.

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

Our global portfolio included $1,780.8 million of foreign government securities at December 31, 2013, of which $816.0 million were European sovereign securities.  Approximately 51.8%, 21.4%, 6.6% and 5.4% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2013.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2013		2012
Fixed maturities, market value	$12,636.9	76.1%	$13,141.7	79.3%
Fixed maturities, fair value	19.4	0.1%	41.5	0.2%
Equity securities, market value	144.1	0.9%	143.5	0.9%
Equity securities, fair value	1,462.1	8.8%	1,255.6	7.6%
Short-term investments	1,214.2	7.3%	860.4	5.2%
Other invested assets	508.4	3.1%	596.6	3.6%
Cash	611.4	3.7%	537.1	3.2%
Total investments and cash	$16,596.5	100.0%	$16,576.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2013	2012
Fixed income portfolio duration (years)	3.2	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.2%	3.5%
Imbedded end of period yield, after-tax	2.8%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2013	2012	2011
Fixed income portfolio total return	0.4%	4.8%	4.7%
Barclay's Capital - U.S. aggregate index	-2.0%	4.2%	7.8%

Common equity portfolio total return	22.4%	13.8%	2.7%
S&P 500 index	32.4%	16.0%	2.1%

Other invested asset portfolio total return	16.9%	16.0%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 0.6%, 5.0% and 5.1%, respectively, for 2013, 2012 and 2011.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Our fixed income and equity portfolios have different compositions than the benchmark indexes.  Our equity portfolios reflect an emphasis on dividend yield and growth equities, while the index is comprised of the largest 500 equities by market capitalization.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  Our total return was more comparable to the index in 2013 and 2012 as interest rates remained fairly steady.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $540.9 million and $659.1 million at December 31, 2013 and 2012, respectively.  At December 31, 2013, $145.4 million, or 26.9%, was receivable from C.V. Starr; $95.3 million, or 17.6% was receivable from FCIC; $43.9 million, or 8.1%, was receivable from Transatlantic; $37.7 million, or 7.0% was receivable from Berkley; and $27.4 million, or 5.1%, was receivable from Munich Re.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,673.2 million and $10,069.1 million at December 31, 2013 and 2012, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,522.5	$1,819.0	$3,341.5	34.5%
International	1,007.4	686.5	1,694.0	17.5%
Bermuda	885.3	1,166.3	2,051.5	21.2%
Insurance	967.3	1,212.2	2,179.5	22.5%
Mt. Logan Re	1.8	2.5	4.3	0.1%
Total excluding A&E	4,384.3	4,886.5	9,270.8	95.8%
A&E	250.3	152.2	402.5	4.2%
Total including A&E	$4,634.6	$5,038.6	$9,673.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,538.6	$2,082.6	$3,621.2	36.0%
International	1,121.5	695.3	1,816.8	18.0%
Bermuda	826.1	1,135.9	1,962.0	19.5%
Insurance	1,098.1	1,128.1	2,226.2	22.1%
Mt. Logan Re	-	-	-	0.0%
Total excluding A&E	4,584.3	5,041.9	9,626.2	95.6%
A&E	265.8	177.1	442.9	4.4%
Total including A&E	$4,850.1	$5,219.0	$10,069.1	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2013
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,341.5	-12.2%	$2,932.3	12.2%	$3,750.6
International	1,694.0	-9.4%	1,534.8	9.4%	1,853.1
Bermuda	2,051.5	-9.7%	1,851.9	9.7%	2,251.2
Insurance	2,179.5	-15.3%	1,845.8	15.3%	2,513.1
Mt. Logan Re	4.3	0.0%	4.3	0.0%	4.3
Total Gross Reserves (excluding A&E)	9,270.8	-8.9%	8,446.2	8.9%	10,095.4
A&E (All Segments)	402.5	-13.7%	347.3	13.7%	457.6
Total Gross Reserves	$9,673.2	-8.8%	8,820.2	8.8%	10,526.3

(Some amounts may not reconcile due to rounding.)
______________________________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for Mt. Logan Re and A&E exposures, ranges from minus 9.4% to minus 15.3% for the low range and from plus 9.4% to plus 15.3% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Gross reserves	$402.5	$442.8	$499.9
Reinsurance receivable	(15.8)	(17.1)	(19.8)
Net reserves	$386.7	$425.7	$480.2

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2013, we had gross asbestos loss reserves of $382.4 million, or 95.0%, of total A&E reserves, of which $306.8 million was for assumed business and $75.6 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 8.0 years at December 31, 2013.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,968.3 million as of December 31, 2013 from $6,733.5 million as of December 31, 2012.  This increase was result of $1,259.4 million of net income attributable to Everest Re Group, share-based compensation transactions of $83.3 million, and $23.6 million of net benefit plan obligation adjustments, partially offset by repurchases of 4.7 million common shares for $621.9 million, $402.8 million of unrealized depreciation on investments, net of tax, $106.7 million of shareholder dividends and $0.2 million of net foreign currency translation adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,968.3 million at December 31, 2013 and $6,733.5 million at December 31, 2012.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  A.M. Best and Standard & Poor’s affirmed ratings for the Company and its subsidiaries on July 25, 2013 and May 23, 2013, respectively.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On May 15, 2013, our existing Board authorization to purchase up to 20 million of our shares was amended to authorize the purchase of up to 25 million shares.  As of December 31, 2013, we had repurchased 20.4 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,098.3 million, $694.6 million and $717.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, these cash flows reflected net tax payments of $69.3 million and $59.8 million and a net tax refund of $44.5 million for the years ended December 31, 2013, 2012 and 2011, respectively and net catastrophe loss payments of $490.7 million, $551.3 million and $559.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2013 and 2012, we held cash and short-term investments of $1,825.6 million and $1,397.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2013, we had $1,067.8 million of available for sale fixed maturity securities maturing within one year or less, $5,740.7 million maturing within one to five years and $3,101.1 million maturing after five years.  Our $1,606.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2013 we had $241.5 million of net pre-tax unrealized appreciation, comprised of $414.7 million of pre-tax unrealized appreciation and $173.2 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2013, was $4,806.2 million.  As of December 31, 2013, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2013 and 2012, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding for year ended December 31, 2013, was $50.0 million for the period from October 31, 2013 to December 2, 2013.  There were no short-term borrowings outstanding for the year ended December 31, 2012.  At December 31, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $502.1 million outstanding letters of credit under tranche two.  At December 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.2 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2013, was $2,128.1 million.  As of December 31, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2013 and 2012, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  The highest amount outstanding for the year ended December 31, 2013, was $40.0 million for the period from May 22, 2013 to July 24, 2013.  There were no short-term borrowings outstanding for the year ended December 31, 2012.  At December 31, 2013 and December 31, 2012, the Holdings Credit Facility had outstanding letters of credit of $0.9 million and $1.6 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.0 million and $2.9 million for December 31, 2013 and 2012, respectively.

On May 24, 2013, Holdings elected to redeem all of the outstanding $329.9 million of 6.2% junior subordinated debt securities.  Funds to redeem the debt were from operating cash flows and $40.0 million of borrowings from Holdings Credit Facility, which was repaid on July 24, 2013.

Holdings $250.0 million of senior notes are due on October 15, 2014.  These notes can either be retired with operating cash flows or refinanced, depending upon market conditions at the time of maturity.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its projected 2014 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, of $1,231.0 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $796.0 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
5.40% Senior notes	$250.0	$250.0	$-	$-	$-
6.6% Long term notes	238.4	-	-	-	238.4
Interest expense (1)	856.0	29.2	31.5	31.5	763.8
Employee benefit plans	62.1	17.5	3.9	4.4	36.3
Operating lease agreements	83.5	11.6	24.3	21.2	26.4
Gross reserve for losses and LAE (2)	9,673.2	2,413.1	3,767.0	1,210.3	2,282.9
Total	$11,163.2	$2,721.4	$3,826.7	$1,267.4	$3,347.8

(Some amounts may not reconcile due to rounding.)
______________________________________________________________________

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
(2)
Loss and LAE reserves represent our best estimate of losses from claim and related settlement costs.  Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash flows uncertain.  Therefore, the ultimate amount and timing of loss and LAE payments could differ from our estimates.

The contractual obligations for senior notes and long term notes are the responsibility of Holdings.  We have sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations.  Holdings generally depends upon dividends from Everest Re, its operating insurance subsidiary for its funding, capital contributions from Group or access to the capital markets.  Our various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE.  Management believes that we, and each of our entities, have sufficient financial resources or ready access thereto, to meet all obligations.

Dividends.
During 2013, 2012 and 2011, we declared and paid shareholder dividends of $106.7 million, $100.4 million and $103.8 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by either Bermuda Re or Everest International is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2013, 2012 and 2011, Everest Re paid dividends to Holdings of $359.0 million, $100.0 million and $75.0 million, respectively.  For the years ended December 31, 2013, 2012 and 2011, Bermuda Re paid dividends to Group of $575.0 million, $425.0 million and $190.0 million, respectively, and Everest International paid dividends to Group of $90.0 million, $40.0 million and $0.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 16 of Notes to Consolidated Financial Statements.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13.5 million of previously deferrable acquisition costs would be expensed, including $10.9 million and $2.6 million expensed in 2012 and 2013, respectively.  If the guidance had been applicable for 2011, the Company would have expensed $13.9 million of deferrable acquisition costs.  No additional expense will be incurred related to this guidance implementation in future periods.

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

Interest Rate Risk.  Our $16.6 billion investment portfolio, at December 31, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,554.3 million of mortgage-backed securities in the $12,656.3 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,214.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2013
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,628.1	$14,264.1	$13,870.5	$13,458.9	$13,045.0
Market/Fair Value Change from Base (%)	5.5%	2.8%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$640.8	$333.2	$-	$(348.3)	$(698.6)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2012
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,788.1	$14,417.9	$14,043.5	$13,645.7	$13,228.2
Market/Fair Value Change from Base (%)	5.3%	2.7%	0.0%	-2.8%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$627.5	$315.5	$-	$(335.5)	$(687.5)

We had $9,673.2 million and $10,069.1 million of gross reserves for losses and LAE as of December 31, 2013 and 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 58.1% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,284.9	$1,445.5	$1,606.2	$1,766.8	$1,927.4
After-tax Change in Fair/Market Value	$(223.4)	$(111.7)	$-	$111.7	$223.4

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,119.2	$1,259.1	$1,399.1	$1,539.0	$1,678.9
After-tax Change in Fair/Market Value	$(191.1)	$(95.6)	$-	$95.6	$191.1

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(378.9)	$(189.5)	$-	$189.5	$378.9

	Change in Foreign Exchange Rates in Percent
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(389.2)	$(194.6)	$-	$194.6	$389.2

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2013, fair value for these equity index put option contracts was $29.3 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at December 31, 2013 was $1,848.36.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2013 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 25%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $407.8 million.  Conversely, if the contracts had all expired on December 31, 2013, with the S&P index at $1,848.36, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At December 31, 2013, fair value for this equity index put option contract was $6.1 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at December 31, 2013 was ₤6,749.10.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2013 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $44.7 million.  Conversely, if the contract had expired on December 31, 2013, with the FTSE index at ₤6,749.10, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at December 31, 2013, of $35.4 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2013
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$61.3	$46.7	$35.4	$26.8	$20.3
Fair Value Change from Base (%)	-73.1%	-31.7%	0.0%	24.2%	42.7%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$72.3	$50.2	$35.4	$25.5	$18.7
Fair Value Change from Base (%)	-104.1%	-41.7%	0.0%	28.1%	47.1%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$112.0	$64.3	$35.4	$18.8	$9.6
Fair Value Change from Base (%)	-216.2%	-81.6%	0.0%	47.0%	72.8%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2012
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$129.0	$101.4	$79.5	$62.1	$48.4
Fair Value Change from Base (%)	-62.3%	-27.6%	0.0%	21.8%	39.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$149.9	$108.7	$79.5	$58.9	$44.3
Fair Value Change from Base (%)	-88.6%	-36.8%	0.0%	25.9%	44.3%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$219.1	$135.1	$79.5	$44.8	$24.4
Fair Value Change from Base (%)	-175.7%	-70.0%	0.0%	43.6%	69.3%

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors”.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2014 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2013 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	March 3, 2014
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 3, 2014
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 3, 2014
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 3, 2014
John J. Amore

/S/ JOHN R. DUNNE	Director	March 3, 2014
John R. Dunne

/S/ WILLIAM F. GALTHEY, JR.	Director	March 3, 2014
William F. Galtney, Jr.

/S/ JOHN P. PHELAN	Director	March 3, 2014
John P. Phelan

/S/ ROGER M. SINGER	Director	March 3, 2014
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 3, 2014
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

4.4
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.5	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.6	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.7	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.8
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

*	10.8	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*	10.9	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010

*	10.10
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*	10.11
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*	10.12
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

*	10.13
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

10.15
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, filed herewith.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

10.16
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

*	10.19
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.20
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 13, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2012

*	10.21
Chairmanship agreement between Everest Reinsurance (Bermuda), Ltd. and Joseph V. Taranto, dated June 19, 2013 and effective January 1, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 24, 2013.

*	10.22
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*	10.23
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 13, 2013

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.2	Section 302 Certification of Craig Howie, filed herewith

32.1	Section 906 Certification of Dominic J. Addesso and Craig Howie, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2013 and 2012		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2013, 2012 and 2011	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2013	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2013 and 2012	S-2

	Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	S-3

	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2013, 2012 and 2011	S-5

IV	Reinsurance for the Years Ended December 31, 2013, 2012 and 2011	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers, LLP
New York, New York
March 3, 2014

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012

ASSETS:
Fixed maturities - available for sale, at market value	$12,636,907	$13,141,657
(amortized cost: 2013, $12,391,164; 2012, $12,444,880)
Fixed maturities - available for sale, at fair value	19,388	41,470
Equity securities - available for sale, at market value (cost: 2013, $148,342; 2012, $131,630)	144,081	143,493
Equity securities - available for sale, at fair value	1,462,079	1,255,557
Short-term investments	1,214,199	860,379
Other invested assets (cost: 2013, $508,447; 2012, $596,590)	508,447	596,590
Cash	611,382	537,050
Total investments and cash	16,596,483	16,576,196
Accrued investment income	119,058	130,209
Premiums receivable	1,453,114	1,237,859
Reinsurance receivables	540,883	659,081
Funds held by reinsureds	228,000	228,375
Deferred acquisition costs	363,721	303,268
Prepaid reinsurance premiums	81,779	71,107
Deferred tax asset	146,281	262,024
Income taxes recoverable	32,053	68,442
Other assets	246,664	241,346
TOTAL ASSETS	$19,808,036	$19,777,907

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,673,240	$10,069,055
Future policy benefit reserve	59,512	66,107
Unearned premium reserve	1,579,945	1,322,525
Funds held under reinsurance treaties	2,692	2,755
Commission reserves	66,160	65,533
Other net payable to reinsurers	116,387	162,778
Losses in course of payment	332,631	191,076
5.4% Senior notes due 10/15/2014	249,958	249,907
6.6% Long term notes due 5/1/2067	238,361	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	4,781	4,781
Equity index put option liability	35,423	79,467
Unsettled securities payable	53,867	48,830
Other liabilities	333,425	213,372
Total liabilities	12,746,382	13,044,440

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	93,378	-

Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2013) 67,965
and (2012) 67,105 outstanding before treasury shares	680	671
Additional paid-in capital	2,029,774	1,946,439
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $57,661 at 2013 and $119,629 at 2012	157,728	537,049
Treasury shares, at cost; 20,422 shares (2013) and 15,687 shares (2012)	(1,985,873)	(1,363,958)
Retained earnings	6,765,967	5,613,266
Total shareholders' equity attributable to Everest Re Group	6,968,276	6,733,467
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$19,808,036	$19,777,907

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011

REVENUES:
Premiums earned	$4,753,543	$4,164,628	$4,101,347
Net investment income	548,509	600,202	620,041
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,052)	(10,022)	(16,223)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	301,279	174,422	23,146
Total net realized capital gains (losses)	300,227	164,400	6,923
Net derivative gain (loss)	44,044	(9,738)	(11,261)
Other income (expense)	(5,487)	3,318	(23,089)
Total revenues	5,640,836	4,922,810	4,693,961

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,800,251	2,745,265	3,726,204
Commission, brokerage, taxes and fees	977,558	952,701	950,521
Other underwriting expenses	237,126	207,659	182,403
Corporate expenses	24,817	23,976	16,461
Interest, fees and bond issue cost amortization expense	46,118	53,683	52,319
Total claims and expenses	4,085,870	3,983,284	4,927,908

INCOME (LOSS) BEFORE TAXES	1,554,966	939,526	(233,947)
Income tax expense (benefit)	289,706	110,572	(153,461)

NET INCOME (LOSS)	$1,265,260	$828,954	$(80,486)
Net (income) loss attributable to noncontrolling interests	(5,878)	-	-
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$1,259,382	$828,954	$(80,486)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(395,797)	174,025	91,481
Reclassification adjustment for realized losses (gains) included in net income (loss)	(6,977)	(19,676)	(11,340)
Total URA(D) on securities arising during the period	(402,774)	154,349	80,141

Foreign currency translation adjustments	(162)	22,698	(15,969)

Benefit plan actuarial net gain (loss) for the period	17,837	(11,771)	(31,776)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,778	4,795	2,324
Total benefit plan net gain (loss) for the period	23,615	(6,976)	(29,452)
Total other comprehensive income (loss), net of tax	(379,321)	170,071	34,720
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(379,321)	170,071	34,720

COMPREHENSIVE INCOME (LOSS)	$880,061	$999,025	$(45,766)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$25.67	$15.85	$(1.49)
Diluted	25.44	15.79	(1.49)
Dividends declared	2.19	1.92	1.92

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2013	2012	2011

COMMON SHARES (shares outstanding):
Balance, beginning of period	51,417,962	53,735,551	54,428,168
Issued during the period, net	859,275	650,836	437,427
Treasury shares acquired	(4,734,105)	(2,968,425)	(1,130,044)
Balance, end of period	47,543,132	51,417,962	53,735,551

COMMON SHARES (par value):
Balance, beginning of period	$671	$665	$660
Issued during the period, net	9	6	5
Balance, end of period	680	671	665

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,946,439	1,892,988	1,863,031
Share-based compensation plans	83,335	53,451	29,957
Balance, end of period	2,029,774	1,946,439	1,892,988

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	537,049	366,978	332,258
Net increase (decrease) during the period	(379,321)	170,071	34,720
Balance, end of period	157,728	537,049	366,978

RETAINED EARNINGS:
Balance, beginning of period	5,613,266	4,884,714	5,069,048
Net income (loss) attributable to Everest Re Group	1,259,382	828,954	(80,486)
Dividends declared ($2.19 per share in 2013 and
$1.92 per share in 2012 and 2011)	(106,681)	(100,402)	(103,848)
Balance, end of period	6,765,967	5,613,266	4,884,714

TREASURY SHARES AT COST:
Balance, beginning of period	(1,363,958)	(1,073,970)	(981,480)
Purchase of treasury shares	(621,915)	(289,988)	(92,490)
Balance, end of period	(1,985,873)	(1,363,958)	(1,073,970)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,968,276	$6,733,467	$6,071,375

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,265,260	$828,954	$(80,486)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(217,678)	(153,694)	(235,560)
Decrease (increase) in funds held by reinsureds, net	162	42,298	18,236
Decrease (increase) in reinsurance receivables	118,963	(55,274)	97,549
Decrease (increase) in current income taxes	36,233	(26,831)	82,702
Decrease (increase) in deferred tax asset	177,615	64,909	(194,029)
Decrease (increase) in prepaid reinsurance premiums	(12,777)	16,358	46,374
Increase (decrease) in reserve for losses and loss adjustment expenses	(374,027)	(169,595)	826,230
Increase (decrease) in future policy benefit reserve	(6,595)	(1,080)	4,185
Increase (decrease) in unearned premiums	261,959	(98,418)	(39,822)
Increase (decrease) in other net payable to reinsurers	(45,043)	100,566	4,911
Increase (decrease) in losses in course of payment	142,192	173,232	18,477
Change in equity adjustments in limited partnerships	(45,905)	(63,779)	(56,549)
Distribution of limited partnership income	56,982	30,718	58,218
Change in other assets and liabilities, net	(57,212)	76,788	108,611
Non-cash compensation expense	31,844	31,984	17,693
Amortization of bond premium (accrual of bond discount)	66,461	61,844	47,872
Amortization of underwriting discount on senior notes	54	52	49
Net realized capital (gains) losses	(300,227)	(164,400)	(6,923)
Net cash provided by (used in) operating activities	1,098,261	694,632	717,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,415,730	1,830,582	1,702,973
Proceeds from fixed maturities matured/called - available for sale, at fair value	7,213	1,300	12,775
Proceeds from fixed maturities sold - available for sale, at market value	1,092,387	913,139	1,732,246
Proceeds from fixed maturities sold - available for sale, at fair value	21,573	84,917	65,158
Proceeds from equity securities sold - available for sale, at market value	46,142	280,807	27,207
Proceeds from equity securities sold - available for sale, at fair value	705,831	558,740	247,227
Distributions from other invested assets	100,081	53,736	108,055
Cost of fixed maturities acquired - available for sale, at market value	(3,543,776)	(3,328,409)	(3,238,113)
Cost of fixed maturities acquired - available for sale, at fair value	(6,196)	(7,955)	(27,481)
Cost of equity securities acquired - available for sale, at market value	(59,756)	(26,571)	(127,837)
Cost of equity securities acquired - available for sale, at fair value	(621,038)	(426,507)	(755,734)
Cost of other invested assets acquired	(21,935)	(58,369)	(64,832)
Cost of businesses acquired	-	-	(63,100)
Net change in short-term investments	(357,451)	(175,043)	100,969
Net change in unsettled securities transactions	(2,808)	35,085	13,563
Net cash provided by (used in) investing activities	(224,003)	(264,548)	(266,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	51,500	21,473	12,269
Purchase of treasury shares	(621,915)	(289,988)	(92,490)
Revolving credit borrowings	-	-	(50,000)
Net cost of junior subordinated debt securities maturing	(329,897)	-	-
Third party investment in redeemable noncontrolling interest	87,500	-	-
Subscription advances for third party redeemable noncontrolling interest	143,000	-	-
Dividends paid to shareholders	(106,681)	(100,402)	(103,848)
Net cash provided by (used in) financing activities	(776,493)	(368,917)	(234,069)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,433)	27,232	(26,502)

Net increase (decrease) in cash	74,332	88,399	190,243
Cash, beginning of period	537,050	448,651	258,408
Cash, end of period	$611,382	$537,050	$448,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$69,302	$59,754	$(44,537)
Interest paid	38,390	53,008	51,647

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	-	92,981	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Global Services, Inc. (“Global Services”), Mt. Logan Re, Ltd., Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Holdings Ireland, Everest Reinsurance Company (Ireland) Limited (“Ireland Re”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Holdings, Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”) and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2013 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the years ended December 31, 2012 and 2011, $30,718 thousand and $58,218 thousand have been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

In addition, the Company has reclassified the following amounts from “Distributions from other invested assets” included in cash flows from investing activities to “Distribution of limited partnership income” included in cash flows from operations for interim reporting periods of 2013:  $33,686 thousand for the three months ended March 31, 2013; $9,409 thousand and $43,095 thousand for the three months and six months ended June 30, 2013, respectively; and $5,638 thousand and $48,733 thousand for the three months and nine months ended September 30, 2013, respectively.

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Reinsurance receivables and premium receivables	$29,905	$32,011

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Deferred acquisition costs	$977,558	$952,701	$950,521

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2013 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$1,259,382	$828,954	$(80,486)
Less: dividends declared-common shares and nonvested common shares	(106,681)	(100,402)	(103,848)
Undistributed earnings	1,152,701	728,552	(184,334)
Percentage allocated to common shareholders (1)	99.1%	99.2%	99.3%
	1,142,386	722,717	(183,134)
Add: dividends declared-common shareholders	105,689	99,576	103,150
Numerator for basic and diluted earnings per common share	$1,248,075	$822,293	$(79,984)

Denominator
Denominator for basic earnings per weighted-average common shares	48,619	51,894	53,792
Effect of dilutive securities:
Options	437	173	124
Denominator for diluted earnings per adjusted weighted-average common shares	49,056	52,067	53,916

Per common share net income (loss)
Basic	$25.67	$15.85	$(1.49)
Diluted	$25.44	$15.79	$(1.49)

(1) Basic weighted-average common shares outstanding	48,619	51,894	53,792
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	49,058	52,313	54,145
Percentage allocated to common shareholders	99.1%	99.2%	99.3%
(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Anti-dilutive options	-	894,704	1,490,730

All outstanding options expire on or between September 21, 2014 and September 19, 2022.

L.  Segmentation.
The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, International, Bermuda, Insurance and Mt. Logan Re.  See also Note 20.

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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2013	2012

Equity index put option contracts	Equity index put option liability	$35,423	$79,467
Total		$35,423	$79,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2013	2012	2011

Equity index put option contracts	Net derivative gain (loss)	$44,044	$(9,738)	$(11,261)
Total		$44,044	$(9,738)	$(11,261)

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs would be expensed, including $10,876 thousand and $2,616 thousand expensed in 2012 and 2013, respectively.  If the guidance had been applicable for 2011, the Company would have expensed $13,901 thousand of deferrable acquisition costs.  No additional expense will be incurred related to this guidance implementation in future periods.

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160,013	$2,690	$(1,678)	$161,025
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	3,950,887	155,619	(27,090)	4,079,416
Asset-backed securities	169,980	3,485	(422)	173,043
Mortgage-backed securities
Commercial	254,765	16,683	(1,007)	270,441
Agency residential	2,294,719	34,509	(50,175)	2,279,053
Non-agency residential	4,816	229	(226)	4,819
Foreign government securities	1,740,337	69,779	(29,347)	1,780,769
Foreign corporate securities	2,844,912	86,529	(45,628)	2,885,813
Total fixed maturity securities	$12,391,164	$410,338	$(164,595)	$12,636,907
Equity securities	$148,342	$4,336	$(8,597)	$144,081

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,050	$11,079	$(1,007)	$312,122
Obligations of U.S. states and political subdivisions	1,214,990	78,097	(1,124)	1,291,963
Corporate securities	3,794,979	247,439	(7,098)	4,035,320
Asset-backed securities	169,615	7,296	(333)	176,578
Mortgage-backed securities
Commercial	294,596	27,965	(2,473)	320,088
Agency residential	2,091,672	63,794	(3,331)	2,152,135
Non-agency residential	7,660	590	(201)	8,049
Foreign government securities	1,785,738	132,947	(6,457)	1,912,228
Foreign corporate securities	2,783,580	159,632	(10,038)	2,933,174
Total fixed maturity securities	$12,444,880	$728,839	$(32,062)	$13,141,657
Equity securities	$131,630	$11,864	$(1)	$143,493

The $1,780,769 thousand of foreign government securities at December 31, 2013 included $816,011 thousand of European sovereign securities.  Approximately 51.8%, 21.4%, 6.6% and 5.4% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Pre-tax cumulative unrealized appreciation (depreciation)	$3,169	$4,748

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,059,052	$1,067,799	$944,446	$957,775
Due after one year through five years	5,565,112	5,740,662	5,463,158	5,741,258
Due after five years through ten years	2,081,908	2,101,234	2,331,593	2,511,525
Due after ten years	960,812	999,856	1,142,140	1,274,249
Asset-backed securities	169,980	173,043	169,615	176,578
Mortgage-backed securities:
Commercial	254,765	270,441	294,596	320,088
Agency residential	2,294,719	2,279,053	2,091,672	2,152,135
Non-agency residential	4,816	4,819	7,660	8,049
Total fixed maturity securities	$12,391,164	$12,636,907	$12,444,880	$13,141,657

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(449,456)	$132,246
Fixed maturity securities, other-than-temporary impairment	(1,579)	2,181
Equity securities	(16,124)	26,553
Other invested assets	-	-
Change in unrealized appreciation (depreciation), pre-tax	(467,159)	160,980
Deferred tax benefit (expense)	64,245	(6,714)
Deferred tax benefit (expense), other-than-temporary impairment	140	83
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(402,774)	$154,349

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$74,847	$(1,033)	$8,751	$(645)	$83,598	$(1,678)
Obligations of U.S. states and political subdivisions	92,760	(4,852)	39,689	(4,170)	132,449	(9,022)
Corporate securities	959,396	(22,331)	75,946	(4,759)	1,035,342	(27,090)
Asset-backed securities	5,494	(6)	1,128	(416)	6,622	(422)
Mortgage-backed securities
Commercial	51	-	11,353	(1,007)	11,404	(1,007)
Agency residential	1,220,845	(40,420)	264,640	(9,755)	1,485,485	(50,175)
Non-agency residential	1,758	(22)	1,541	(204)	3,299	(226)
Foreign government securities	409,252	(20,350)	85,029	(8,997)	494,281	(29,347)
Foreign corporate securities	872,907	(34,819)	151,748	(10,809)	1,024,655	(45,628)
Total fixed maturity securities	$3,637,310	$(123,833)	$639,825	$(40,762)	$4,277,135	$(164,595)
Equity securities	127,030	(8,597)	-	-	127,030	(8,597)
Total	$3,764,340	$(132,430)	$639,825	$(40,762)	$4,404,165	$(173,192)

	Duration of Unrealized Loss at December 31, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$143,098	$(3,503)	$46,691	$(5,330)	$189,789	$(8,833)
Due in one year through five years	1,125,680	(25,365)	204,779	(11,279)	1,330,459	(36,644)
Due in five years through ten years	810,969	(35,169)	48,064	(3,844)	859,033	(39,013)
Due after ten years	329,415	(19,348)	61,629	(8,927)	391,044	(28,275)
Asset-backed securities	5,494	(6)	1,128	(416)	6,622	(422)
Mortgage-backed securities	1,222,654	(40,442)	277,534	(10,966)	1,500,188	(51,408)
Total fixed maturity securities	$3,637,310	$(123,833)	$639,825	$(40,762)	$4,277,135	$(164,595)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2013 were $4,404,165 thousand and $173,192 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2013, did not exceed 0.4% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $123,833 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $112,658 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $40,762 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, municipal securities and agency residential mortgage-backed securities.  Of these unrealized losses, $38,964 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $273 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturity securities	$473,493	$489,801	$521,991
Equity securities	45,387	59,156	57,573
Short-term investments and cash	1,295	1,252	1,281
Other invested assets
Limited partnerships	46,921	64,896	56,851
Other	7,329	3,851	2,741
Gross investment income before adjustments	574,425	618,956	640,437
Funds held interest income (expense)	10,613	10,580	2,349
Future policy benefit reserve income (expense)	(2,770)	(2,902)	(2,998)
Gross investment income	582,268	626,634	639,788
Investment expenses	(33,759)	(26,432)	(19,747)
Net investment income	$548,509	$600,202	$620,041

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

The Company had contractual commitments to invest up to an additional $79,547 thousand in limited partnerships at December 31, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,052)	$(10,022)	$(16,223)
Gains (losses) from sales	6,792	14,708	20,378
Fixed maturity securities, fair value:
Gains (losses) from sales	201	5,675	(905)
Gains (losses) from fair value adjustments	307	1,941	(15,518)
Equity securities, market value:
Gains (losses) from sales	2,648	14,920	38
Equity securities, fair value:
Gains (losses) from sales	32,747	21,031	8,021
Gains (losses) from fair value adjustments	258,569	116,163	11,130
Short-term investments gain (loss)	15	(16)	2
Total net realized capital gains (losses)	$300,227	$164,400	$6,923

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Proceeds from sales of fixed maturity securities	$1,113,960	$998,056	$1,797,404
Gross gains from sales	38,141	38,144	86,519
Gross losses from sales	(31,148)	(17,761)	(67,046)

Proceeds from sales of equity securities	$751,973	$839,547	$274,434
Gross gains from sales	44,703	57,814	16,325
Gross losses from sales	(9,308)	(21,863)	(8,266)

During 2012, the Company redeemed one of its mutual fund investments reflected on the balance sheet as an equity security – available for sale, at market value.  As part of the redemption settlement, the Company received its proportionate share of the fund’s fixed maturities and related accrued interest in the amount of $92,981 thousand.  The Company has categorized the fixed maturities as available for sale, at market value.

Securities with a carrying value amount of $1,405,722 thousand at December 31, 2013 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Gross reserves at January 1	$10,069,055	$10,123,215	$9,340,183
Less reinsurance recoverables	(602,750)	(580,998)	(689,445)
Net reserves at January 1	9,466,305	9,542,217	8,650,738

Incurred related to:
Current year	2,818,490	2,748,925	3,722,513
Prior years	(18,239)	(3,660)	3,691
Total incurred losses and LAE	2,800,251	2,745,265	3,726,204

Paid related to:
Current year	664,719	633,894	810,530
Prior years	2,353,817	2,220,202	2,008,307
Total paid losses and LAE	3,018,536	2,854,096	2,818,837

Foreign exchange/translation adjustment	(48,646)	32,919	(15,888)

Net reserves at December 31	9,199,374	9,466,305	9,542,217
Plus reinsurance recoverables	473,866	602,750	580,998
Gross reserves at December 31	$9,673,240	$10,069,055	$10,123,215

Incurred prior years’ reserves decreased by $18,239 thousand and $3,660 thousand and increased by $3,691 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease for 2013 was attributable to a $148,788 thousand decrease in reinsurance business, primarily related to favorable development on treaty property reserves, partially offset by a $130,548 thousand increase in insurance business, primarily related to development on contractors’ liability, umbrella and workers compensation reserves.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Gross basis:
Beginning of period reserves	$442,821	$499,911	$554,790
Incurred losses	5,599	132	752
Paid losses	(45,959)	(57,222)	(55,631)
End of period reserves	$402,461	$442,821	$499,911

Net basis:
Beginning of period reserves	$425,691	$480,160	$532,906
Incurred losses	5,400	124	764
Paid losses	(44,414)	(54,593)	(53,510)
End of period reserves	$386,677	$425,691	$480,160

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $540,883 thousand and $659,081 thousand at December 31, 2013 and 2012, respectively.  At December 31, 2013, $145,359 thousand, or 26.9%, was receivable from C.V. Starr (Bermuda); $95,269 thousand, or 17.6%, was receivable from Federal Crop Insurance Company; $43,931 thousand, or 8.1%, was receivable from Transatlantic Reinsurance Company; $37,663 thousand, or 7.0%, was receivable from Berkley Insurance Company; and $27,414 thousand, or 5.1%, was receivable from Munich Reinsurance America, Inc.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of year	$66,107	$67,187	$63,002
Liabilities assumed	103	126	176
Adjustments to reserves	(3,066)	2,365	8,449
Benefits paid in the current year	(3,632)	(3,571)	(4,440)
Balance at end of year	$59,512	$66,107	$67,187

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the

Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2013 and 2012.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2013 and December 31, 2012 of $174,628 thousand and $117,602 thousand, respectively, and all prices were obtained from publically published sources.

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

At December 31, 2013 and 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2013, fair value for these equity index put option contracts was $29,308 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2013 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 25%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $407,779 thousand.  Conversely, if the contracts had all expired on December 31, 2013, with the S&P index at $1,848.36, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2013, fair value for this equity index put option contract was $6,115 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2013 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the

FTSE 100 index will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $44,663 thousand.  Conversely, if the contract had expired on December 31, 2013, with the FTSE index at ₤6,749.10, there would have been no settlement amount.

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013, was $35,423 thousand for which the Company had posted collateral with a market value of $30,946 thousand.  If on December 31, 2013, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2013
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,848.4	6,749.1
Interest rate	1.48% to 4.17%	2.77%
Time to maturity	3.4 to 17.3 yrs	6.6 yrs
Volatility	21.0% to 25.1%	23.5%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$161,025	$-	$161,025	$-
Obligations of U.S. States and political subdivisions	1,002,528	-	1,002,528	-
Corporate securities	4,079,416	-	4,079,416	-
Asset-backed securities	173,043	-	167,744	5,299
Mortgage-backed securities
Commercial	270,441	-	270,441	-
Agency residential	2,279,053	-	2,279,053	-
Non-agency residential	4,819	-	4,472	347
Foreign government securities	1,780,769	-	1,780,769	-
Foreign corporate securities	2,885,813	-	2,885,332	481
Total fixed maturities, market value	12,636,907	-	12,630,780	6,127

Fixed maturities, fair value	19,388	-	19,388	-
Equity securities, market value	144,081	127,030	17,051	-
Equity securities, fair value	1,462,079	1,342,278	119,801	-

Liabilities:
Equity index put option contracts	$35,423	$-	$-	$35,423

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2013.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2013						December 31, 2012
	Asset-backed	Foreign	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	Government	RMBS	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$4,849	$11,913	$-	$426	$34,842	$52,030	$16,937	$3,044	$486	$-	$20,467
Total gains or (losses) (realized/unrealized)						-
Included in earnings	258	(738)	(112)	161	-	(431)	114	(34)	172	(4)	248
Included in other comprehensive income (loss)	(717)	(587)	(179)	(38)	-	(1,521)	714	167	16	(194)	703
Purchases, issuances and settlements	(624)	2,858	516	(317)	-	2,433	5,411	18,541	(248)	35,040	58,744
Transfers in and/or (out) of Level 3	1,533	(12,965)	(225)	115	(34,842)	(46,384)	(18,327)	(9,805)	-	-	(28,132)
Ending balance	$5,299	$481	$-	$347	$-	$6,127	$4,849	$11,913	$426	$34,842	$52,030

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfer from level 3, fair value measurements using significant unobservable inputs, of $46,384 thousand of investments during 2013 primarily relates to securities that were priced using single non-binding broker quotes as of December 31, 2012.  The securities were subsequently priced using a recognized pricing service as of December 31, 2013, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Liabilities:
Balance, beginning of period	$79,467	$69,729
Total (gains) or losses (realized/unrealized)
Included in earnings	(44,044)	9,738
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$35,423	$79,467

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.   REDEEMABLE NONCONTROLLING INTERESTS – MT. LOGAN RE

Mt. Logan Re is a Class 3 insurer registered in Bermuda effective February 27, 2013 under The Segregated Accounts Companies Act 2000 and 100% of the voting common shares are owned by Group.  Separate segregated accounts have been established effective July 1, 2013 and non-voting, redeemable preferred shares have been issued to capitalize the segregated accounts.  Unaffiliated third parties have invested $87,500 thousand and the Company has invested $30,000 thousand in the segregated accounts in exchange for non-voting redeemable preferred shares.  Each segregated account will invest in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.  The financial statements for Mt. Logan Re are consolidated with the Company with adjustments reflected for the third party noncontrolling interests reflected as separate captions in the Company’s financial statements.  For the period ending December 31, 2013, the net income attributable to the third party noncontrolling interests was $5,878 thousand.

Effective January 1, 2014, unaffiliated third parties have invested an additional $213,700 thousand in the segregated accounts and the Company has invested another $20,000 thousand.  Part of these third party investments were received prior to December 31, 2013 and are reflected as subscription advances.

The Company expects its participation level in the segregated funds to fluctuate over time.

6.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Credit facility fees incurred	$964	$3,519	$2,211

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2013, was $4,806,247 thousand.  As of December 31, 2013, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2013			At December 31, 2012
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	502,059	12/31/2014	600,000	463,155	12/31/2013
Total Wells Fargo Bank Group Credit Facility		$800,000	$502,059		$800,000	$463,155

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2013, was $2,128,051 thousand.  As of December 31, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  At December 31, 2013, $2,294,461 thousand of the $3,136,782 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		851		12/31/2014		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$851			$150,000	$1,551

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2013			At December 31, 2012
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$119	8/30/2014	$300,000	$3,672	11/24/2013
		3,672	11/24/2014		75,472	12/31/2013
		79,336	12/31/2014		1,104	8/15/2014
		1,045	12/31/2015		139	8/30/2014
		22,800	12/31/2017		20,838	12/31/2014
		129,147	3/30/2018		145,215	3/31/2017
Total Citibank Bilateral Agreement	$300,000	$236,119		$300,000	$246,440

7.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,958	$259,130	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$13,551	$13,548	$13,546

8.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,361	$233,292	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$15,748	$15,748	$15,748

9.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a 100% owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities, and as such, these securities are considered Level 2 under the fair value hierarchy.

				December 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest expense incurred	$8,181	$20,454	$20,454

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

10.  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2013, the total amount on deposit in trust accounts was $253,429 thousand.

11.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2013, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2014	$11,604
2015	12,143
2016	12,120
2017	10,724
2018	10,522
Thereafter	26,335
Net commitments	$83,448

All of these leases, the expiration terms of which range from 2015 to 2024, are for the rental of office space.  Rental expense was $14,407 thousand, $14,169 thousand and $14,148 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

12.  INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% withholding taxes.  Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current tax expense (benefit):
U.S.	$116,829	$46,723	$27,257
Non-U.S.	18,219	14,131	14,388
Total current tax expense (benefit)	135,048	60,854	41,645
Total deferred U.S. tax expense (benefit)	154,658	49,718	(195,106)
Total income tax expense (benefit)	$289,706	$110,572	$(153,461)

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$246,699	$491,909	$42,775	$216,228	$(574,142)	$(183,641)
Net investment income	274,920	273,589	287,382	312,820	292,980	327,062
Net realized capital gains (losses)	295,814	4,413	143,326	21,073	(28,565)	35,488
Net derivative gain (loss)	-	44,044	-	(9,738)	-	(11,261)
Corporate expenses	(8,262)	(16,555)	(8,764)	(15,211)	(6,073)	(10,388)
Interest, fee and bond issue cost amortization expense	(45,452)	(665)	(50,746)	(2,936)	(50,763)	(1,556)
Other income (expense)	(7,086)	1,598	18,360	(15,042)	(28,644)	5,556
Pre-tax income (loss)	$756,633	$798,333	$432,332	$507,194	$(395,206)	$161,260

Expected tax provision at the applicable statutory rate(s)	264,822	16,279	151,316	11,012	(138,322)	12,216
Increase (decrease) in taxes resulting from:
Tax exempt income	(15,038)	-	(20,623)	-	(33,672)	-
Dividend received deduction	(7,809)	-	(8,351)	-	(6,893)	-
Proration	2,274	-	3,138	-	5,080	-
Tax audit settlement	-	-	(2,508)	-	(710)	-
Uncertain tax position release	-	-	(31,912)	-	8,139	-
Other	27,238	1,940	5,381	3,119	(1,471)	2,172
Total income tax provision	$271,487	$18,219	$96,441	$14,131	$(167,849)	$14,388

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

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Loss reserve	$146,781	$159,320
Alternative minimum tax credits	93,336	64,088
Foreign tax credits	74,255	90,941
Unearned premium reserve	45,368	37,558
Net unrecognized losses on benefit plans	20,944	33,660
Benefit plan liability	7,968	37,598
Uncollectible reinsurance reserve	5,534	5,675
Deferred compensation	5,350	12,557
Net operating loss carryforward	3,805	64,353
Deferred expenses	2,695	2,602
Investment impairments	2,485	3,151
Other assets	6,956	9,630
Total deferred tax assets	415,477	521,133

Deferred tax liabilities:
Net fair value income	121,784	61,211
Net unrealized investment gains	40,396	87,524
Deferred acquisition costs	39,344	33,969
Net unrealized foreign currency gains	28,098	42,742
Gain on tender of debt	27,395	27,395
Bond market discount	609	2,002
Other liabilities	7,765	2,515
Total deferred tax liabilities	265,391	257,357

Net deferred tax assets	150,086	263,776
Less: Valuation allowance	(3,805)	(1,752)
Total net deferred tax assets	$146,281	$262,024

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2013	2012	2011
Balance at January 1	$-	$31,912	$23,773
Additions based on tax positions related to the current year	-	-	8,139
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	(31,912)	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$31,912

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at December 31, 2011 was recognized and beneficially affected the effective tax rate in 2012.  The Company is no longer subject to IRS audit for years before 2009.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes. During the years ended December 31, 2012 and 2011, the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand and $957 thousand, respectively, in interest and penalties.

For U.S. income tax purposes at December 31, 2013, the Company has foreign tax credit carry forwards of $74,255 thousand that begin to expire in 2017. In addition, the Company has $93,336 thousand of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of the majority of its net deferred tax assets, however, a valuation allowance of $3,805 thousand and $1,752 thousand has been recorded in 2013 and 2012, respectively, against the deferred tax assets in its Everest Canada subsidiary.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2013 and 2012, respectively, of $4,562 thousand and $555 thousand to additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Written premiums:
Direct	$1,268,698	$1,074,206	$815,087
Assumed	3,949,936	3,236,331	3,471,087
Ceded	(213,813)	(229,466)	(177,275)
Net written premiums	$5,004,821	$4,081,071	$4,108,899

Premiums earned:
Direct	$1,207,833	$1,054,707	$871,598
Assumed	3,748,824	3,353,667	3,454,622
Ceded	(203,114)	(243,746)	(224,873)
Net premiums earned	$4,753,543	$4,164,628	$4,101,347

Incurred losses and LAE:
Direct	$1,173,177	$926,364	$744,017
Assumed	1,833,055	2,017,526	3,099,787
Ceded	(205,981)	(198,625)	(117,600)
Net incurred losses and LAE	$2,800,251	$2,745,265	$3,726,204

14.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(457,192)	$62,834	$(394,358)	$178,405	$(6,644)	$171,761	$109,928	$(19,338)	$90,591
URA(D) on securities - OTTI	(1,579)	140	(1,439)	2,181	83	2,264	824	66	890
Reclassification of net realized losses (gains) included in net income (loss)	(8,388)	1,411	(6,977)	(19,606)	(70)	(19,676)	(4,193)	(7,146)	(11,340)
Foreign currency translation adjustments	(10,462)	10,300	(162)	26,484	(3,786)	22,698	(16,429)	460	(15,969)
Benefit plan actuarial net gain (loss)	27,442	(9,605)	17,837	(18,109)	6,338	(11,771)	(48,885)	17,109	(31,776)
Reclassification of amortization of net gain (loss) included in net income (loss)	8,889	(3,111)	5,778	7,377	(2,582)	4,795	3,575	(1,251)	2,324
Total other comprehensive income (loss)	$(441,290)	$61,969	$(379,321)	$176,732	$(6,661)	$170,071	$44,820	$(10,100)	$34,720

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2013	2012	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(8,388)	$(19,606)	Other net realized capital gains (losses)
	1,411	(70)	Income tax expense (benefit)
	$(6,977)	$(19,676)	Net income (loss)

Benefit plan net gain (loss)	$8,889	$7,377	Other underwriting expenses
	(3,111)	(2,582)	Income tax expense (benefit)
	$5,778	$4,795	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Beginning balance of URA (D) on securities	$603,928	$449,579
Current period change in URA (D) of investments - temporary	(401,335)	152,086
Current period change in URA (D) of investments - non-credit OTTI	(1,439)	2,263
Ending balance of URA (D) on securities	201,154	603,928

Beginning balance of foreign currency translation adjustments	(4,368)	(27,066)
Current period change in foreign currency translation adjustments	(162)	22,698
Ending balance of foreign currency translation adjustments	(4,530)	(4,368)

Beginning balance of benefit plan net gain (loss)	(62,511)	(55,535)
Current period change in benefit plan net gain (loss)	23,615	(6,976)
Ending balance of benefit plan net gain (loss)	(38,896)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$157,728	$537,049

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Company contributions	$22,536	$267	$3,223

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Pension expense	$19,348	$16,542	$10,874

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$212,159	$175,364
Service cost	11,182	9,370
Interest cost	8,511	7,971
Actuarial (gain)/loss	(12,742)	21,786
Benefits paid	(5,052)	(2,332)
Projected benefit obligation at end of year	214,059	212,159

Change in plan assets:
Fair value of plan assets at beginning of year	114,807	101,304
Actual return on plan assets	20,155	15,568
Actual contributions during the year	22,536	267
Benefits paid	(5,052)	(2,332)
Fair value of plan assets at end of year	152,446	114,807

Funded status at end of year	$(61,613)	$(97,352)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(17,000)	(5,497)
Other liabilities (due beyond one year)	(44,613)	(91,855)
Net amount recognized in the consolidated balance sheets	$(61,613)	$(97,352)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Prior service cost	$(70)	$(119)
Accumulated income (loss)	(53,318)	(85,820)
Accumulated other comprehensive income (loss)	$(53,387)	$(85,939)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Other comprehensive income (loss) at December 31, prior year	$(85,939)	$(78,923)
Net gain (loss) arising during period	24,402	(13,961)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	8,101	6,896
Other comprehensive income (loss) at December 31, current year	$(53,387)	$(85,939)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service cost	$11,182	$9,370	$7,548
Interest cost	8,511	7,971	7,702
Expected return on assets	(8,495)	(7,743)	(9,067)
Amortization of actuarial loss from earlier periods	8,101	6,896	3,367
Amortization of unrecognized prior service cost	49	49	49
Settlement	-	-	1,275
Net periodic benefit cost	$19,348	$16,542	$10,874

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(32,552)	7,017

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(13,204)	$23,559

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $5,138 thousand and $49 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2013, 2012 and 2011 were 4.00%, 4.60% and 5.60%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2013, 2012 and 2011 was 4.0%.  The expected long-term rate of return on plan assets for 2013, 2012 and 2011 was 7.50%, 7.75% and 8.0%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2013, 2012 and 2011 were 5.00%, 4.00% and 4.60%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan	$147,803	$148,107
Non-qualified Plan	29,774	25,579
Total	$177,577	$173,686

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan
Projected benefit obligation	$179,512	$181,617
Fair value of plan assets	152,446	114,807
Non-qualified Plan
Projected benefit obligation	$34,547	$30,542
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Qualified Plan
Accumulated benefit obligation	N/A	$148,107
Fair value of plan assets	N/A	114,807
Non-qualified Plan
Accumulated benefit obligation	$29,774	$25,579
Fair value of plan assets	-	-

(N/A, not applicable)

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2014	$20,510
2015	5,229
2016	6,503
2017	6,897
2018	7,614
Next 5 years	48,816

Plan assets consist of shares in investment trusts with approximately 77%, 16% and 7% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	10,590	10,590	-	-
Mutual funds, fair value
Fixed income (b)	24,630	24,630	-	-
Equities (c)	97,305	97,305	-	-
Multi-strategy equity fund, fair value (d)	10,765	-	-	10,765
Private equity limited partnerships (e)	9,156	-	-	9,156
Total	$152,446	$132,525	$-	$19,921

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 50% in U.S. securities and 50% in international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 90% in U.S. equities and 10% in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

(e)	This category consists of private equity limited partnerships.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,343	3,343	-	-
Mutual funds, fair value
Fixed income (b)	33,783	33,783	-	-
Equities (c)	63,065	63,065	-	-
Multi-strategy equity fund, fair value (d)	9,092	-	-	9,092
Private equity limited partnerships (e)	5,524	-	-	5,524
Total	$114,807	$100,191	$-	$14,616

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 50% U.S. securities and 50% international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 75% in U.S. equities and 25% in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

(e)	This category consists of private equity limited partnerships.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Assets:
Balance, beginning of period	$14,616	$8,882
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	7	(22)
Unrealized gains (losses) relating to assets still held at the reporting date	2,589	997
Purchases and capital contributions	2,951	5,955
Investment income earned on assets	-	118
Sales and capital distributions	(242)	(1,314)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$19,921	$14,616

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$2,582	$1,019

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2014.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Incurred expenses	$3,903	$3,209	$2,062

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.0% to 13.2%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Incurred expenses	$1,195	$1,064	$1,031

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.5% in 2013 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2013 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$730	$(561)
b. Effect on accumulated post-retirement benefit obligation	5,863	(4,550)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Post-retirement benefit expenses	$3,801	$3,141	$2,258

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$27,938	$21,462
Service cost	1,899	1,677
Interest cost	1,164	1,033
Actuarial loss	(3,040)	4,136
Excise tax cost	-	11
Benefits paid	(366)	(381)
Benefit obligation at end of year	27,594	27,938

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	366	381
Benefits paid	(366)	(381)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(27,594)	$(27,938)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Other liabilities (due within one year)	$(463)	$(472)
Other liabilities (due beyond one year)	(27,130)	(27,466)
Net amount recognized in the consolidated balance sheets	$(27,594)	$(27,938)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Accumulated income (loss)	$(6,452)	$(10,231)
Accumulated other comprehensive income (loss)	$(6,452)	$(10,231)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Other comprehensive income (loss) at December 31, prior year	$(10,231)	$(6,516)
Net gain (loss) arising during period	3,040	(4,147)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	739	432
Other comprehensive income (loss) at December 31, current year	$(6,452)	$(10,231)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Service cost	$1,899	$1,677	$1,165
Interest cost	1,164	1,033	934
Net loss recognition	739	432	159
Net periodic cost	$3,801	$3,142	$2,258

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(3,779)	3,715

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$22	$6,857

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $328 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2013, 2012 and 2011 were 4.00%, 4.60% and 5.60%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2013, 2012 and 2011 were 5.00%, 4.00% and 4.60%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2014	$463
2015	596
2016	705
2017	802
2018	932
Next 5 years	6,948

16.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Group and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Group and one of its primary operating subsidiaries, Bermuda Re, are regulated by Bermuda law and its other primary operating subsidiary, Everest Re, is regulated by Delaware law.   Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the Bermuda Monetary Authority (“BMA”) and Everest Re is subject to the Risk-Based Capital Model (“RBC”) developed by the National Association of Insurance Commissioners (“NAIC”).  These models represent the aggregate regulatory restrictions on net assets and statutory capital and surplus.

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

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250 thousand minimum solvency margin.  Prior approval of the BMA is required if Bermuda Re’s dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The general business statutory capital and surplus of Bermuda Re was $2,712,184 thousand and $2,898,397 thousand at December 31, 2013 and 2012, respectively.  The general business statutory net income of Bermuda Re was $634,147 thousand, $475,909 thousand and $102,949 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2013, Everest Re has $538,168 thousand available for payment of dividends in 2014 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,814,337 thousand and $2,612,995 thousand at December 31, 2013 and 2012, respectively.  The statutory net income of Everest Re was $540,020 thousand and $359,816 thousand for the years ended December 31, 2013 and 2012, respectively, and the statutory net loss of Everest Re was $326,400 thousand for the year ended December 31, 2011.

Capital Restrictions.
In Bermuda, Bermuda Re is subject to the BSCR administered by the BMA.  No regulatory action is taken if an insurer’s capital and surplus is equal to or in excess of their enhanced capital requirement determined by the BSCR model.  In addition, the BMA has established a target capital level for each insurer, which is 120% of the enhanced capital requirement.

In the United States, Everest Re is subject to the RBC developed by the NAIC which determines an authorized control level risk-based capital.  As long as the total adjusted capital is 200% or more of the authorized control level capital, no action is required by the Company.

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2013 (3)	2012	2013	2012
Regulatory targeted capital	$-	$1,997,273	$1,094,605	$1,346,212
Actual capital	$2,712,184	$2,898,397	$2,814,337	$2,612,995

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3) The 2013 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2013 actual capital will exceed the targeted capital level.

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

	At December 31,
(Dollars in thousands)	2013	2012
	$144,734	$144,628

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

	At December 31,
(Dollars in thousands)	2013	2012
	$30,664	$29,132

18.  SHARE-BASED COMPENSATION PLANS

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

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company.  At December 31, 2013, there were 2,850,388 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced the 2002 Employee Plan, which replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2013, only non-qualified share options and restricted share awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2013, there were 35,275 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced the 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2013 there were 403,949 remaining shares available to be granted under the 2003 Director Plan.

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

For share options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $31,844 thousand, $31,984 thousand and $17,693 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $5,458 thousand, $2,792 thousand and $4,164 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, share-based compensation awards granted were 274,715 restricted shares, granted on February 20, 2013, May 15, 2013, September 12, 2013 and November 20, 2013, with a fair value of $122.755, $135.805, $138.695 and $157.080 per share, respectively.  No share options were granted during the year ended December 31, 2013. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2013	2012	2011
Weighted-average volatility	-	26.16%	26.46%
Weighted-average dividend yield	-	2.00%	2.00%
Weighted-average expected term	-	6.69 years	6.73 years
Weighted-average risk-free rate	-	1.33%	2.80%

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized $237 thousand, $162 thousand and $136 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2013, 2012 and 2011, and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2013	2,012,164	$87.25
Granted	-	-
Exercised	768,190	90.26
Forfeited/Cancelled/Expired	53,430	84.23
Outstanding at December 31, 2013	1,190,544	85.44	5.8	$83,313

Exercisable at December 31, 2013	579,417	86.33	4.5	$40,029

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2012	2,316,276	$84.39
Granted	320,454	88.35
Exercised	581,496	76.51
Forfeited/Cancelled/Expired	43,070	86.56
Outstanding at December 31, 2012	2,012,164	87.25	6.0	$44,053

Exercisable at December 31, 2012	995,070	90.09	4.4	$18,956

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	2,657,796	$81.16
Granted	345,600	86.68
Exercised	477,320	66.12
Forfeited/Cancelled/Expired	209,800	88.91
Outstanding at December 31, 2011	2,316,276	84.39	6.0	$12,121

Exercisable at December 31, 2011	1,229,481	84.94	4.4	$7,920

Compensation plans not approved by shareholders:

There was no activity, shares outstanding or exercisable shares for the years ended December 31, 2013 and 2012.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	20,000	$48.01
Granted	-	-
Exercised	20,000	48.01
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2011	-	-	0.0	$-

Exercisable at December 31, 2011	-	-	0.0	$-

There were no share options granted in 2013. The weighted-average grant-date fair value of options granted during the years 2012 and 2011 was $19.21 and $21.85 per share, respectively.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $30,050 thousand, $14,603 thousand and $11,845 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2013 was $69,339 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2013 was $9,903 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2013
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/13	Life	Price	at 12/31/13	Price
$66.0780- $77.0910	281,410	4.3	$72.22	186,810	$72.47
$77.0911 - $88.1040	427,290	6.7	85.72	139,490	85.52
$88.1041 - $99.1170	386,740	6.3	91.23	158,240	95.38
$99.1171 - $110.1300	95,104	4.1	99.75	94,877	99.73
	1,190,544	5.8	85.44	579,417	86.33

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	357,750	$87.86	372,453	$85.12	250,125	$84.09
Granted	274,715	132.95	310,370	92.46	226,700	86.15
Vested	187,397	116.83	313,573	89.30	69,872	85.61
Forfeited	16,027	103.29	11,500	84.17	34,500	83.39
Outstanding at December 31,	429,041	103.50	357,750	87.86	372,453	85.12

As of December 31, 2013, there was $34,309 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $21,894 thousand, $28,003 thousand and $5,981 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2013 was $3,186 thousand.

In addition to the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 586 common shares in 2013, 518 common shares in 2012 and 668 common shares in 2011 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $75 thousand, $48 thousand and $56 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 1,535,703 restricted common shares, of which 187,687 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 85,519 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 94,014, 148,962 and 53,474 common shares at a cost of $13,180 thousand, $15,307 thousand and $4,730 thousand in 2013, 2012 and 2011, respectively, from employees who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 74,175, 79,086 and 201,287 common shares at a cost of $9,313 thousand, $8,322 thousand and $17,951 thousand in 2013, 2012 and 2011, respectively, from employees and non-employee directors who chose to pay the option grant price with shares.

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

20.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,809,669	$1,310,683	$1,346,830
Net written premiums	1,807,067	1,306,463	1,344,273

Premiums earned	$1,671,513	$1,416,407	$1,312,713
Incurred losses and LAE	814,668	1,050,394	1,034,111
Commission and brokerage	366,890	350,634	327,845
Other underwriting expenses	47,176	44,776	39,290
Underwriting gain (loss)	$442,779	$(29,397)	$(88,533)

International	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,345,770	$1,192,306	$1,238,444
Net written premiums	1,327,430	1,188,745	1,218,561

Premiums earned	$1,289,341	$1,214,840	$1,244,492
Incurred losses and LAE	675,362	586,325	1,372,309
Commission and brokerage	295,883	300,116	310,992
Other underwriting expenses	33,910	29,294	27,307
Underwriting gain (loss)	$284,186	$299,105	$(466,116)

Bermuda	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$774,268	$734,405	$725,261
Net written premiums	765,660	733,751	725,546

Premiums earned	$737,986	$680,948	$722,983
Incurred losses and LAE	374,375	408,230	613,870
Commission and brokerage	179,138	184,357	174,031
Other underwriting expenses	34,654	30,607	26,305
Underwriting gain (loss)	$149,819	$57,754	$(91,223)

Insurance	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$1,268,745	$1,073,143	$975,639
Net written premiums	1,086,217	852,112	820,519

Premiums earned	$1,037,425	$852,433	$821,159
Incurred losses and LAE	931,466	700,316	705,914
Commission and brokerage	133,695	117,594	137,653
Other underwriting expenses	119,283	102,982	89,501
Underwriting gain (loss)	$(147,019)	$(68,459)	$(111,909)

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross written premiums	$20,182	$-	$-
Net written premiums	18,447	-	-

Premiums earned	$17,278	$-	$-
Incurred losses and LAE	4,380	-	-
Commission and brokerage	1,952	-	-
Other underwriting expenses	2,103	-	-
Underwriting gain (loss)	$8,843	$-	$-

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Underwriting gain (loss)	$738,608	$259,003	$(757,781)
Net investment income	548,509	600,202	620,041
Net realized capital gains (losses)	300,227	164,400	6,923
Net derivative gain (loss)	44,044	(9,738)	(11,261)
Corporate expenses	(24,817)	(23,976)	(16,461)
Interest, fee and bond issue cost amortization expense	(46,118)	(53,683)	(52,319)
Other income (expense)	(5,487)	3,318	(23,089)
Income (loss) before taxes	$1,554,966	$939,526	$(233,947)

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

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
United Kingdom	$555,332	$456,724	$453,169

Approximately 20.6%, 21.1% and 24.8% of the Company’s gross written premiums in 2013, 2012 and 2011, respectively, were sourced through the Company’s largest intermediary.

21.  ACQUISITIONS

During 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

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

22.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

23.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2013
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,180,790	$1,260,202	$1,464,984	$1,312,658
Net written premiums	1,149,693	1,212,626	1,389,147	1,253,355

Premiums earned	1,088,759	1,151,533	1,225,755	1,287,496
Net investment income	145,781	148,729	127,872	126,127
Net realized capital gains (losses)	126,735	33,905	44,958	94,629
Total claims and underwriting expenses	878,636	1,008,558	1,078,549	1,049,192
Net income (loss)	384,343	275,642	238,527	366,748
Net income (loss) attributable to noncontrolling interests	-	-	(3,768)	(2,110)
Net income (loss) attributable to Everest Re Group	384,343	275,642	234,759	364,638

Earnings per common share attributable to Everest Re Group:
Basic	$7.56	$5.60	$4.85	$7.62
Diluted	$7.50	$5.56	$4.81	$7.54

	2012
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,046,466	$909,018	$1,203,997	$1,151,056
Net written premiums	1,014,862	856,681	1,100,452	1,109,076

Premiums earned	997,978	1,037,800	1,009,454	1,119,396
Net investment income	152,438	149,329	152,024	146,411
Net realized capital gains (losses)	98,719	(16,580)	62,743	19,518
Total claims and underwriting expenses	888,464	923,334	880,498	1,213,329
Net income (loss)	304,704	214,551	250,922	58,777

Earnings per common share:
Basic	$5.70	$4.10	$4.84	$1.14
Diluted	$5.68	$4.08	$4.82	$1.13

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2013

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$160,013	$161,025	$161,025
State, municipalities and political subdivisions	970,735	1,002,528	1,002,528
Foreign government securities	1,740,337	1,780,769	1,780,769
Foreign corporate securities	2,844,912	2,885,813	2,885,813
Public utilities	231,507	248,488	248,488
All other corporate bonds	3,867,350	3,982,873	3,982,873
Mortgage - backed securities:
Commercial	254,765	270,441	270,441
Agency residential	2,294,719	2,279,053	2,279,053
Non-agency residential	4,816	4,819	4,819
Redeemable preferred stock	22,010	21,098	21,098
Total fixed maturities-available for sale	12,391,164	12,636,907	12,636,907
Fixed maturities - available for sale at fair value (1)	20,888	19,388	19,388
Equity securities - available for sale at market value	148,342	144,081	144,081
Equity securities - available for sale at fair value (1)	1,113,405	1,462,079	1,462,079
Short-term investments	1,214,199	1,214,199	1,214,199
Other invested assets	508,447	508,447	508,447
Cash	611,382	611,382	611,382

Total investments and cash	$16,007,827	$16,596,483	$16,596,483

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012

ASSETS:
Fixed maturities - available for sale, at market value	$31,856	$40,233
(amortized cost: 2013, $30,937; 2012, $38,620)
Short-term investments	28,443	131,617
Cash	3,643	864
Investment in subsidiaries, at equity in the underlying net assets	6,885,027	6,558,734
Accrued investment income	290	357
Receivable from subsidiaries	728	728
Subscription advances to Mt. Logan Re	20,000	-
Other assets	1,609	2,817
TOTAL ASSETS	$6,971,596	$6,735,350

LIABILITIES:
Due to subsidiaries	$2,740	$1,362
Other liabilities	580	521
Total liabilities	3,320	1,883

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2013) 67,965 and (2012) 67,105 issued outstanding before treasury shares	680	671
Additional paid-in capital	2,029,774	1,946,439
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $57,661 at 2013 and $119,629 at 2012	157,728	537,049
Treasury shares, at cost; 20,422 shares (2013) and 15,687 shares (2012)	(1,985,873)	(1,363,958)
Retained earnings	6,765,967	5,613,266
Total shareholders' equity	6,968,276	6,733,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,971,596	$6,735,350

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
(Dollars in thousands)
REVENUES:
Net investment income	$982	$1,160	$1,673
Net realized capital gains (losses)	-	286	-
Other income (expense)	(902)	(754)	(505)
Net income (loss) of subsidiaries	1,275,955	843,022	(71,233)
Total revenues	1,276,035	843,714	(70,065)

EXPENSES:
Other expenses	16,653	14,760	10,421
Total expenses	16,653	14,760	10,421

INCOME (LOSS) BEFORE TAXES	1,259,382	828,954	(80,486)
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$1,259,382	$828,954	$(80,486)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(395,797)	174,025	91,481
Reclassification adjustment for realized losses (gains) included in net income (loss)	(6,977)	(19,676)	(11,340)
Total URA(D) on securities arising during the period	(402,774)	154,349	80,141

Foreign currency translation adjustments	(162)	22,698	(15,969)

Benefit plan actuarial net gain (loss) for the period	17,837	(11,771)	(31,776)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,778	4,795	2,324
Total benefit plan net gain (loss) for the period	23,615	(6,976)	(29,452)
Total other comprehensive income (loss), net of tax	(379,321)	170,071	34,720

COMPREHENSIVE INCOME (LOSS)	$880,061	$999,025	$(45,766)

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,259,382	$828,954	$(80,486)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,275,955)	(843,022)	71,233
Dividends received from subsidiaries	665,000	465,000	190,000
Change in other assets and liabilities, net	1,334	(2,414)	(718)
Increase (decrease) in due to/from affiliates	1,378	484	224
Amortization of bond premium (accrual of bond discount)	241	494	875
Realized capital losses (gains)	-	(286)	-
Non-cash compensation expense	1,087	1,536	936
Net cash provided by (used in) operating activities	652,467	450,746	182,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(93,967)	(49,673)	(91,548)
Subscription advances to Mt. Logan Re	(20,000)	-	-
Proceeds from fixed maturities matured/called - available for sale, at market value	7,856	5,290	9,219
Proceeds from fixed maturities sold - available for sale, at market value	-	21,955	-
Cost of fixed maturities acquired - available for sale, at market value	(413)	-	-
Net change in short-term investments	103,174	(89,247)	30,180
Net cash provided by (used in) investing activities	(3,350)	(111,675)	(52,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	82,258	51,921	29,025
Purchase of treasury shares	(621,915)	(289,988)	(54,879)
Dividends paid to shareholders	(106,681)	(100,402)	(103,848)
Net cash provided by (used in) financing activities	(646,338)	(338,469)	(129,702)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	2,779	602	213
Cash, beginning of period	864	262	49
Cash, end of period	$3,643	$864	$262

Non-cash transaction:
Purchase of treasury shares by subsidiary	$-	$-	$37,611

See notes to consolidated financial statements.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2013
Domestic	$224,201	$5,915,490	$1,044,609	$2,708,938	$256,120	$1,746,134	$500,585	$166,459	$2,893,284
International	68,594	1,701,907	275,083	1,289,341	44,325	675,362	295,883	33,910	1,327,430
Bermuda	70,926	2,055,843	260,253	755,264	248,064	378,755	181,090	36,757	784,107
Total	$363,721	$9,673,240	$1,579,945	$4,753,543	$548,509	$2,800,251	$977,558	$237,126	$5,004,821

December 31, 2012
Domestic	$183,021	$6,281,606	$857,325	$2,268,840	$261,727	$1,750,710	$468,228	$147,758	$2,158,575
International	62,250	1,825,443	239,671	1,214,840	47,676	586,325	300,116	29,294	1,188,745
Bermuda	57,996	1,962,006	225,529	680,948	290,799	408,230	184,357	30,607	733,751
Total	$303,268	$10,069,055	$1,322,525	$4,164,628	$600,202	$2,745,265	$952,701	$207,659	$4,081,071

December 31, 2011
Domestic	$257,155	$6,104,930	$979,490	$2,133,872	$263,608	$1,740,025	$465,498	$128,791	$2,164,792
International	72,856	2,145,726	263,373	1,244,492	51,232	1,372,309	310,992	27,307	1,218,561
Bermuda	48,015	1,872,559	169,915	722,983	305,201	613,870	174,031	26,305	725,546
Total	$378,026	$10,123,215	$1,412,778	$4,101,347	$620,041	$3,726,204	$950,521	$182,403	$4,108,899

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2013
Total property and liability insurance
premiums earned	$1,207,833	$203,114	$3,748,824	$4,753,543	78.9%

December 31, 2012
Total property and liability insurance
premiums earned	$1,054,707	$243,746	$3,353,667	$4,164,628	80.5%

December 31, 2011
Total property and liability insurance
premiums earned	$871,598	$224,873	$3,454,622	$4,101,347	84.2%