Form 10-Q
period 2014-03-31
EVEREST RE GROUP LTD
filed 2014-05-12
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2014
Common Shares, $0.01 par value	46,107,042

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2014 (unaudited)
	and December 31, 2013	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three
	months ended March 31, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2014 and 2013 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2014	2013
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,019,176	$12,636,907
(amortized cost: 2014, $12,708,891; 2013, $12,391,164)
Fixed maturities - available for sale, at fair value	-	19,388
Equity securities - available for sale, at market value (cost: 2014, $156,000; 2013, $148,342)	153,822	144,081
Equity securities - available for sale, at fair value	1,398,430	1,462,079
Short-term investments	1,363,852	1,214,199
Other invested assets (cost: 2014, $485,771; 2013, $508,447)	485,771	508,447
Cash	385,404	611,382
Total investments and cash	16,806,455	16,596,483
Accrued investment income	116,910	119,058
Premiums receivable	1,427,171	1,453,114
Reinsurance receivables	653,109	540,883
Funds held by reinsureds	224,961	228,000
Deferred acquisition costs	375,393	363,721
Prepaid reinsurance premiums	78,305	81,779
Income taxes	136,513	178,334
Other assets	293,578	246,664
TOTAL ASSETS	$20,112,395	$19,808,036

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,611,114	$9,673,240
Future policy benefit reserve	58,089	59,512
Unearned premium reserve	1,658,734	1,579,945
Funds held under reinsurance treaties	2,706	2,692
Commission reserves	57,312	66,160
Other net payable to reinsurers	116,883	116,387
Losses in course of payment	439,708	332,631
5.4% Senior notes due 10/15/2014	249,971	249,958
6.6% Long term notes due 5/1/2067	238,361	238,361
Accrued interest on debt and borrowings	12,092	4,781
Equity index put option liability	37,083	35,423
Unsettled securities payable	95,322	53,867
Other liabilities	182,341	333,425
Total liabilities	12,759,716	12,746,382

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	315,168	93,378

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2014) 68,171
and (2013) 67,965 outstanding before treasury shares	682	680
Additional paid-in capital	2,036,320	2,029,774
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $65,137 at 2014 and $57,661 at 2013	211,207	157,728
Treasury shares, at cost; 22,114 shares (2014) and 20,422 shares (2013)	(2,235,856)	(1,985,873)
Retained earnings	7,025,158	6,765,967
Total shareholders' equity attributable to Everest Re Group	7,037,511	6,968,276
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$20,112,395	$19,808,036

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2014	2013
	(unaudited)
REVENUES:
Premiums earned	$1,144,490	$1,088,759
Net investment income	123,157	145,781
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(191)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	21,126	126,926
Total net realized capital gains (losses)	21,126	126,735
Net derivative gain (loss)	(1,661)	15,285
Other income (expense)	(3,296)	(8,887)
Total revenues	1,283,816	1,367,673

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	619,409	592,644
Commission, brokerage, taxes and fees	246,002	233,046
Other underwriting expenses	50,638	52,946
Corporate expenses	4,945	5,717
Interest, fees and bond issue cost amortization expense	7,568	13,481
Total claims and expenses	928,562	897,834

INCOME (LOSS) BEFORE TAXES	355,254	469,839
Income tax expense (benefit)	53,232	85,496

NET INCOME (LOSS)	$302,022	$384,343
Net (income) loss attributable to noncontrolling interests	(8,089)	-
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$293,933	$384,343

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	53,471	(46,802)
Reclassification adjustment for realized losses (gains) included in net income (loss)	1,874	(4,091)
Total URA(D) on securities arising during the period	55,345	(50,893)

Foreign currency translation adjustments	(2,637)	(21,066)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	771	1,346
Total benefit plan net gain (loss) for the period	771	1,346
Total other comprehensive income (loss), net of tax	53,479	(70,613)
Other comprehensive (income) loss attributable to noncontrolling interests	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	53,479	(70,613)

COMPREHENSIVE INCOME (LOSS)	$347,412	$313,730

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$6.26	$7.56
Diluted	6.21	7.50
Dividends declared	0.75	0.48

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2014	2013
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	47,543,132	51,417,962
Issued during the period, net	206,071	498,157
Treasury shares acquired	(1,692,164)	(1,950,307)
Balance, end of period	46,057,039	49,965,812

COMMON SHARES (par value):
Balance, beginning of period	$680	$671
Issued during the period, net	2	5
Balance, end of period	682	676

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,029,774	1,946,439
Share-based compensation plans	6,546	32,527
Balance, end of period	2,036,320	1,978,966

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	157,728	537,049
Net increase (decrease) during the period	53,479	(70,613)
Balance, end of period	211,207	466,436

RETAINED EARNINGS:
Balance, beginning of period	6,765,967	5,613,266
Net income (loss) attributable to Everest Re Group	293,933	384,343
Dividends declared ($0.75 per share in 2014 and $0.48 per share in 2013)	(34,742)	(24,231)
Balance, end of period	7,025,158	5,973,378

TREASURY SHARES AT COST:
Balance, beginning of period	(1,985,873)	(1,363,958)
Purchase of treasury shares	(249,983)	(238,632)
Balance, end of period	(2,235,856)	(1,602,590)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,037,511	$6,816,866

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$302,022	$384,343
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	25,533	(53,067)
Decrease (increase) in funds held by reinsureds, net	3,399	4,584
Decrease (increase) in reinsurance receivables	(114,898)	(92,736)
Decrease (increase) in income taxes	34,417	64,227
Decrease (increase) in prepaid reinsurance premiums	2,359	3,446
Increase (decrease) in reserve for losses and loss adjustment expenses	(56,348)	(127,942)
Increase (decrease) in future policy benefit reserve	(1,423)	(796)
Increase (decrease) in unearned premiums	80,016	54,323
Increase (decrease) in other net payable to reinsurers	1,176	4,188
Increase (decrease) in losses in course of payment	107,003	148,773
Change in equity adjustments in limited partnerships	2,313	(17,356)
Distribution of limited partnership income	8,600	33,686
Change in other assets and liabilities, net	(23,959)	(43,814)
Non-cash compensation expense	4,427	5,614
Amortization of bond premium (accrual of bond discount)	13,572	18,607
Amortization of underwriting discount on senior notes	14	13
Net realized capital (gains) losses	(21,126)	(126,735)
Net cash provided by (used in) operating activities	367,097	259,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	490,745	612,044
Proceeds from fixed maturities matured/called - available for sale, at fair value	875	3,000
Proceeds from fixed maturities sold - available for sale, at market value	328,709	254,496
Proceeds from fixed maturities sold - available for sale, at fair value	20,763	3,664
Proceeds from equity securities sold - available for sale, at market value	534	1,229
Proceeds from equity securities sold - available for sale, at fair value	178,598	106,175
Distributions from other invested assets	17,077	50,016
Cost of fixed maturities acquired - available for sale, at market value	(1,163,440)	(1,016,289)
Cost of fixed maturities acquired - available for sale, at fair value	(1,309)	(1,295)
Cost of equity securities acquired - available for sale, at market value	(8,546)	(1,566)
Cost of equity securities acquired - available for sale, at fair value	(92,329)	(122,617)
Cost of other invested assets acquired	(4,961)	(6,684)
Net change in short-term investments	(152,715)	78,507
Net change in unsettled securities transactions	1,564	(8,467)
Net cash provided by (used in) investing activities	(384,435)	(47,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,121	26,918
Purchase of treasury shares	(249,983)	(238,632)
Third party investment in redeemable noncontrolling interest	70,700	-
Dividends paid to shareholders	(34,742)	(24,231)
Net cash provided by (used in) financing activities	(211,904)	(235,945)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,264	11,460

Net increase (decrease) in cash	(225,978)	(12,914)
Cash, beginning of period	611,382	537,050
Cash, end of period	$385,404	$524,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$16,260	$19,188
Interest paid	174	6,001

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2014 and 2013

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2014 and 2013 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the three months ended March 31, 2013, $33,686 thousand has been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

Application of Recently Issued Accounting Standard Changes.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs would be expensed, including $10,876 thousand and $2,616 thousand expensed in the years ended December 31, 2012 and 2013, respectively.  No additional expense will be incurred related to this guidance implementation in future periods.

3.   INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2014
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$161,235	$2,755	$(1,711)	$162,279
Obligations of U.S. states and political subdivisions	927,315	43,571	(4,562)	966,324
Corporate securities	4,311,095	162,455	(19,196)	4,454,354
Asset-backed securities	181,005	3,273	(214)	184,064
Mortgage-backed securities
Commercial	234,356	16,000	(1,022)	249,334
Agency residential	2,209,374	35,761	(30,791)	2,214,344
Non-agency residential	4,302	287	(184)	4,405
Foreign government securities	1,700,019	72,058	(23,806)	1,748,271
Foreign corporate securities	2,980,190	91,586	(35,975)	3,035,801
Total fixed maturity securities	$12,708,891	$427,746	$(117,461)	$13,019,176
Equity securities	$156,000	$4,828	$(7,006)	$153,822

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160,013	$2,690	$(1,678)	$161,025
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	3,950,887	155,619	(27,090)	4,079,416
Asset-backed securities	169,980	3,485	(422)	173,043
Mortgage-backed securities
Commercial	254,765	16,683	(1,007)	270,441
Agency residential	2,294,719	34,509	(50,175)	2,279,053
Non-agency residential	4,816	229	(226)	4,819
Foreign government securities	1,740,337	69,779	(29,347)	1,780,769
Foreign corporate securities	2,844,912	86,529	(45,628)	2,885,813
Total fixed maturity securities	$12,391,164	$410,338	$(164,595)	$12,636,907
Equity securities	$148,342	$4,336	$(8,597)	$144,081

The $1,748,271 thousand of foreign government securities at March 31, 2014 included $796,804 thousand of European sovereign securities.  Approximately 52.5%, 21.9%, 6.7% and 5.6% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2014.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
Pre-tax cumulative unrealized appreciation (depreciation)	$3,245	$3,169

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,305,956	$1,316,967	$1,059,052	$1,067,799
Due after one year through five years	5,567,088	5,728,265	5,565,112	5,740,662
Due after five years through ten years	2,237,873	2,278,200	2,081,908	2,101,234
Due after ten years	968,937	1,043,597	960,812	999,856
Asset-backed securities	181,005	184,064	169,980	173,043
Mortgage-backed securities:
Commercial	234,356	249,334	254,765	270,441
Agency residential	2,209,374	2,214,344	2,294,719	2,279,053
Non-agency residential	4,302	4,405	4,816	4,819
Total fixed maturity securities	$12,708,891	$13,019,176	$12,391,164	$12,636,907

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$64,466	$(47,947)
Fixed maturity securities, other-than-temporary impairment	76	(228)
Equity securities	2,083	(2,017)
Other invested assets	-	-
Change in unrealized appreciation (depreciation), pre-tax	66,625	(50,192)
Deferred tax benefit (expense)	(11,280)	(735)
Deferred tax benefit (expense), other-than-temporary impairment	-	34
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$55,345	$(50,893)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$54,900	$(988)	$8,689	$(723)	$63,589	$(1,711)
Obligations of U.S. states and political subdivisions	35,182	(1,091)	68,552	(3,471)	103,734	(4,562)
Corporate securities	1,055,875	(14,522)	106,380	(4,674)	1,162,255	(19,196)
Asset-backed securities	22,658	(128)	119	(86)	22,777	(214)
Mortgage-backed securities
Commercial	-	-	11,287	(1,022)	11,287	(1,022)
Agency residential	597,387	(10,129)	608,422	(20,662)	1,205,809	(30,791)
Non-agency residential	1,559	(11)	392	(173)	1,951	(184)
Foreign government securities	371,847	(12,538)	159,214	(11,268)	531,061	(23,806)
Foreign corporate securities	828,567	(21,720)	239,057	(14,255)	1,067,624	(35,975)
Total fixed maturity securities	$2,967,975	$(61,127)	$1,202,112	$(56,334)	$4,170,087	$(117,461)
Equity securities	136,145	(7,006)	-	-	136,145	(7,006)
Total	$3,104,120	$(68,133)	$1,202,112	$(56,334)	$4,306,232	$(124,467)

	Duration of Unrealized Loss at March 31, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$182,786	$(5,312)	$46,643	$(5,320)	$229,429	$(10,632)
Due in one year through five years	1,331,340	(23,562)	288,624	(12,169)	1,619,964	(35,731)
Due in five years through ten years	740,585	(18,467)	124,208	(7,167)	864,793	(25,634)
Due after ten years	91,660	(3,518)	122,417	(9,735)	214,077	(13,253)
Asset-backed securities	22,658	(128)	119	(86)	22,777	(214)
Mortgage-backed securities	598,946	(10,140)	620,101	(21,857)	1,219,047	(31,997)
Total fixed maturity securities	$2,967,975	$(61,127)	$1,202,112	$(56,334)	$4,170,087	$(117,461)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2014 were $4,306,232 thousand and $124,467 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2014, did not exceed 0.5% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $61,127 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $55,242 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $56,334 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities and municipal securities.  Of these unrealized losses, $54,566 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $230 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Fixed maturities	$116,253	$120,757
Equity securities	11,459	9,741
Short-term investments and cash	330	304
Other invested assets
Limited partnerships	(2,258)	17,483
Other	2,021	2,321
Gross investment income before adjustments	127,805	150,606
Funds held interest income (expense)	3,017	4,429
Future policy benefit reserve income (expense)	(303)	(531)
Gross investment income	130,519	154,504
Investment expenses	(7,362)	(8,723)
Net investment income	$123,157	$145,781

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

The Company had contractual commitments to invest up to an additional $121,387 thousand in limited partnerships at March 31, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2018.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(191)
Gains (losses) from sales	(1,948)	4,877
Fixed maturity securities, fair value:
Gains (losses) from sales	940	(58)
Gains (losses) from fair value adjustments	-	84
Equity securities, market value:
Gains (losses) from sales	(488)	233
Equity securities, fair value:
Gains (losses) from sales	(1,415)	8,019
Gains (losses) from fair value adjustments	24,035	113,757
Short-term investments gain (loss)	2	14
Total net realized capital gains (losses)	$21,126	$126,735

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Proceeds from sales of fixed maturity securities	$349,472	$258,160
Gross gains from sales	7,936	7,713
Gross losses from sales	(8,944)	(2,894)

Proceeds from sales of equity securities	$179,132	$107,404
Gross gains from sales	6,620	9,102
Gross losses from sales	(8,523)	(850)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2014, fair value for these equity index put option contracts was $30,516 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2014 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 25%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2014, the present value of these theoretical maximum payouts using a 3% discount factor was $410,762 thousand.  Conversely, if the contracts had all expired on March 31, 2014, with the S&P index at $1,872.34, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2014, fair value for this equity index put option contract was $6,567 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2014 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 41%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2014, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $45,416 thousand.  Conversely, if the contract had expired on March 31, 2014, with the FTSE index at ₤6,598.40, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2014	December 31, 2013

Equity index put option contracts	Equity index put option liability	$37,083	$35,423
Total		$37,083	$35,423

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2014	2013

Equity index put option contracts	Net derivative gain (loss)	$(1,661)	$15,285
Total		$(1,661)	$15,285

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2014, was $37,083 thousand for which the Company had posted collateral with a market value of $30,014 thousand.  If on March 31, 2014, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2014 and December 31, 2013.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2014 and December 31, 2013 of $184,175 thousand and $174,628 thousand, respectively, and all prices were obtained from publically published sources.

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

As of March 31, 2014 and December 31, 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2014
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,872.3	6,598.4
Interest rate	1.28% to 3.64%	2.52%
Time to maturity	3.1 to 17.0 yrs	6.3 yrs
Volatility	20.8% to 25.0%	23.2%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$162,279	$-	$162,279	$-
Obligations of U.S. States and political subdivisions	966,324	-	966,324	-
Corporate securities	4,454,354	-	4,454,354	-
Asset-backed securities	184,064	-	180,392	3,672
Mortgage-backed securities
Commercial	249,334	-	249,334	-
Agency residential	2,214,344	-	2,214,344	-
Non-agency residential	4,405	-	4,141	264
Foreign government securities	1,748,271	-	1,748,271	-
Foreign corporate securities	3,035,801	-	3,035,328	473
Total fixed maturities, market value	13,019,176	-	13,014,767	4,409

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	153,822	136,145	17,677	-
Equity securities, fair value	1,398,430	1,282,347	116,083	-

Liabilities:
Equity index put option contracts	$37,083	$-	$-	$37,083

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$5,299	$481	$347	$6,127	$4,849	$11,913	$426	$34,842	$52,030
Total gains or (losses) (realized/unrealized)
Included in earnings	18	1	138	157	(99)	-	57	-	(42)
Included in other comprehensive income (loss)	33	-	(21)	12	(190)	(123)	7	-	(306)
Purchases, issuances and settlements	(742)	(9)	(200)	(951)	126	743	(83)	-	786
Transfers in and/or (out) of Level 3	(936)	-	-	(936)	-	(10,254)	-	(34,842)	(45,096)
Ending balance	$3,672	$473	$264	$4,409	$4,686	$2,279	$407	$-	$7,372

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfers from level 3, fair value measurements using significant unobservable inputs, of $936 thousand and $45,096 thousand of investments for the three months ended March 31, 2014 and March 31, 2013, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2013 and December 31, 2012, respectively.  The securities were subsequently priced using a recognized pricing service as of March 31, 2014 and March 31, 2013, respectively, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Liabilities:
Balance, beginning of period	$35,423	$79,467
Total (gains) or losses (realized/unrealized)
Included in earnings	1,661	(15,285)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$37,083	$64,181

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2014	2013
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$93,378	$-
Unaffiliated third party investments during period	213,700	87,500
Net income (loss) attributable to noncontrolling interests	8,089	5,878
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$315,168	$93,378

(Some amounts may not reconcile due to rounding.)

In addition, the Company has invested $50,000 thousand in the segregated accounts from inception to date.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$293,933	$384,343
Less: dividends declared-common shares and nonvested common shares	(34,742)	(24,231)
Undistributed earnings	259,191	360,112
Percentage allocated to common shareholders (1)	99.0%	99.2%
	256,717	357,222
Add: dividends declared-common shareholders	34,391	24,019
Numerator for basic and diluted earnings per common share	$291,108	$381,241

Denominator
Denominator for basic earnings per weighted-average common shares	46,479	50,423
Effect of dilutive securities:
Options	434	399
Denominator for diluted earnings per adjusted weighted-average common shares	46,913	50,822

Per common share net income (loss)
Basic	$6.26	$7.56
Diluted	$6.21	$7.50

(1) Basic weighted-average common shares outstanding	46,479	50,423
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	46,927	50,831
Percentage allocated to common shareholders	99.0%	99.2%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Anti-dilutive options	-	454

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

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
	$144,411	$144,734

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

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
	$30,123	$30,664

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$64,113	$(10,718)	$53,395	$(45,045)	$(1,563)	$(46,608)
URA(D) on securities - OTTI	76	-	76	(228)	34	(194)
Reclassification of net realized losses (gains) included in net income (loss)	2,436	(562)	1,874	(4,919)	828	(4,091)
Foreign currency translation adjustments	(6,856)	4,219	(2,637)	(25,156)	4,090	(21,066)
Reclassification of benefit plan liability amortization included in net income (loss)	1,186	(415)	771	2,070	(724)	1,346
Total other comprehensive income (loss)	$60,955	$(7,476)	$53,479	$(73,278)	$2,665	$(70,613)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Three months ended	Affected line item within the statements of
AOCI component	March 31, 2014	March 31, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,436	$(4,919)	Other net realized capital gains (losses)
	(562)	828	Income tax expense (benefit)
	$1,874	$(4,091)	Net income (loss)

Benefit plan net gain (loss)	$1,186	$2,070	Other underwriting expenses
	(415)	(724)	Income tax expense (benefit)
	$771	$1,346	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2014	2013
Beginning balance of URA (D) on securities	$201,154	$603,928
Current period change in URA (D) of investments - temporary	55,269	(401,335)
Current period change in URA (D) of investments - non-credit OTTI	76	(1,439)
Ending balance of URA (D) on securities	256,499	201,154

Beginning balance of foreign currency translation adjustments	(4,530)	(4,368)
Current period change in foreign currency translation adjustments	(2,637)	(162)
Ending balance of foreign currency translation adjustments	(7,167)	(4,530)

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	771	23,615
Ending balance of benefit plan net gain (loss)	(38,125)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$211,207	$157,728

(Some amounts may not reconcile due to rounding.)

11.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Credit facility fees incurred	$174	$1,129

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2014, was $4,881,367 thousand.  As of March 31, 2014, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2014			At December 31, 2013
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	501,853	12/31/2014	600,000	502,059	12/31/2014
Total Wells Fargo Bank Group Credit Facility		$800,000	$501,853		$800,000	$502,059

Holdings Credit Facility

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2014, was $2,155,750 thousand.  As of March 31, 2014, Holdings was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		851		12/31/2014		851		12/31/2014

Total Citibank Holdings Credit Facility	$150,000	$851			$150,000	$851

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2014			At December 31, 2013
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2014	$300,000	$119	8/30/2014
		79,214	12/31/2014		3,672	11/24/2014
		80	8/30/2015		79,336	12/31/2014
		4,105	12/31/2015		1,045	12/31/2015
		107,343	3/30/2018		22,800	12/31/2017
		39,650	6/30/2018		129,147	3/30/2018
Total Citibank Bilateral Agreement	$300,000	$234,064		$300,000	$236,119

12.  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2014, the total amount on deposit in trust accounts was $262,583 thousand.

13.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,971	$256,500	$249,958	$259,130

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$3,388	$3,387

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,361	$249,411	$238,361	$233,292

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$3,937	$3,937

15.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

In accordance with the provisions of the junior subordinated debt securities which were issued on March 29, 2004, Holdings elected to redeem the $329,897 thousand of 6.2% junior subordinated debt securities outstanding on May 24, 2013.  As a result of the early redemption, the Company incurred pre-tax expense of $7,282 thousand related to the immediate amortization of the remaining capitalized issuance costs on the trust preferred securities.

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Interest expense incurred	$-	$5,113

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$495,641	$434,791
Net written premiums	497,757	434,639

Premiums earned	$429,641	$392,616
Incurred losses and LAE	213,455	198,158
Commission and brokerage	92,968	87,326
Other underwriting expenses	9,482	10,534
Underwriting gain (loss)	$113,736	$96,598

	Three Months Ended
International	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$321,242	$297,560
Net written premiums	309,037	293,982

Premiums earned	$318,381	$311,978
Incurred losses and LAE	163,174	161,199
Commission and brokerage	70,974	71,444
Other underwriting expenses	7,837	7,930
Underwriting gain (loss)	$76,396	$71,405

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$183,415	$195,758
Net written premiums	182,570	195,823

Premiums earned	$173,686	$185,333
Incurred losses and LAE	94,508	91,996
Commission and brokerage	45,708	43,651
Other underwriting expenses	8,286	7,759
Underwriting gain (loss)	$25,184	$41,927

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$230,650	$252,681
Net written premiums	211,668	225,249

Premiums earned	$203,237	$198,832
Incurred losses and LAE	142,191	141,291
Commission and brokerage	34,209	30,625
Other underwriting expenses	23,233	26,723
Underwriting gain (loss)	$3,604	$193

	Three Months Ended
Mt. Logan Re	March 31,
(Dollars in thousands)	2014	2013
Gross written premiums	$36,476	$-
Net written premiums	26,557	-

Premiums earned	$19,545	$-
Incurred losses and LAE	6,081	-
Commission and brokerage	2,143	-
Other underwriting expenses	1,800	-
Underwriting gain (loss)	$9,521	$-

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Underwriting gain (loss)	$228,441	$210,123
Net investment income	123,157	145,781
Net realized capital gains (losses)	21,126	126,735
Net derivative gain (loss)	(1,661)	15,285
Corporate expenses	(4,945)	(5,717)
Interest, fee and bond issue cost amortization expense	(7,568)	(13,481)
Other income (expense)	(3,296)	(8,887)
Income (loss) before taxes	$355,254	$469,839

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
United Kingdom	$206,783	$147,987

No other country represented more than 5% of the Company’s revenues.

17.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2014, share-based compensation awards granted were 172,222 restricted shares, granted on February 26, 2014, with a fair value of $147.035 per share.

18.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Service cost	$2,460	$2,729
Interest cost	2,542	2,074
Expected return on plan assets	(2,823)	(2,122)
Amortization of prior service cost	13	13
Amortization of net (income) loss	1,091	1,904
Net periodic benefit cost	$3,283	$4,598

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Service cost	$407	$499
Interest cost	342	277
Amortization of net (income) loss	82	154
Net periodic benefit cost	$831	$930

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2014 and 2013.

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

20.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035.  Pre-tax income generated by Group’s non-Bermuda subsidiaries and the UK branch of Bermuda is subject to applicable federal, foreign, state and local taxes on corporations.  Company subsidiaries domiciled in the US as well as the Canadian and Singapore branches of Everest Re generate US pre-tax income (loss).   Foreign domiciled subsidiaries, including the UK branch of Bermuda Re, generate non-US pre-tax income (loss).  Fluctuations in US and non-US pre-tax income (loss) primarily result from the impact of catastrophe losses and realized investment gains (losses).

For interim reporting periods, the company is generally required to use the annualized effective tax rate (“AETR”) method, as prescribed by ASC 740-270, Interim Reporting, to calculate its income tax provision.  Under this method, the AETR is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The income tax expense or benefit for a quarter represents the difference between the year-to-date income tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income and AETR.

21.  SUBSEQUENT EVENTS

On April 24, 2014, the Company entered into two reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  Kilimanjaro has funded the catastrophe reinsurance coverage through the issuance of two classes of catastrophe reinsurance bonds in an aggregate amount of $450,000 thousand.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which has resulted in higher catastrophe rates in these areas.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas resulting in lower rates for most catastrophe coverages in the beginning of 2014.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2014	2013	(Decrease)
Gross written premiums	$1,267.4	$1,180.8	7.3%
Net written premiums	1,227.6	1,149.7	6.8%

REVENUES:
Premiums earned	$1,144.5	$1,088.8	5.1%
Net investment income	123.2	145.8	-15.5%
Net realized capital gains (losses)	21.1	126.7	-83.3%
Net derivative gain (loss)	(1.7)	15.3	-110.9%
Other income (expense)	(3.3)	(8.9)	-62.9%
Total revenues	1,283.8	1,367.7	-6.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	619.4	592.6	4.5%
Commission, brokerage, taxes and fees	246.0	233.0	5.6%
Other underwriting expenses	50.6	52.9	-4.4%
Corporate expenses	4.9	5.7	-13.5%
Interest, fees and bond issue cost amortization expense	7.6	13.5	-43.9%
Total claims and expenses	928.6	897.8	3.4%

INCOME (LOSS) BEFORE TAXES	355.3	469.8	-24.4%
Income tax expense (benefit)	53.2	85.5	-37.7%
NET INCOME (LOSS)	$302.0	$384.3	-21.4%
Net (income) loss attributable to noncontrolling interests	(8.1)	-	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$293.9	$384.3	-23.5%

			Point
RATIOS:			Change
Loss ratio	54.1%	54.4%	(0.3)
Commission and brokerage ratio	21.5%	21.4%	0.1
Other underwriting expense ratio	4.4%	4.9%	(0.5)
Combined ratio	80.0%	80.7%	(0.7)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2014	2013	(Decrease)
Balance sheet data:
Total investments and cash	$16,806.5	$16,596.5	1.3%
Total assets	20,112.4	19,808.0	1.5%
Loss and loss adjustment expense reserves	9,611.1	9,673.2	-0.6%
Total debt	488.3	488.3	0.0%
Total liabilities	12,759.7	12,746.4	0.1%
Redeemable noncontrolling interests - Mt. Logan Re	315.2	93.4	237.5%
Shareholders' equity	7,037.5	6,968.3	1.0%
Book value per share	152.80	146.57	4.3%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 7.3% to $1,267.4 million for the three months ended March 31, 2014, compared to $1,180.8 million for the three months ended March 31, 2013, reflecting a $72.2 million, or 7.8%, increase in our reinsurance business and $36.5 million from our new Mt. Logan Re segment, partially offset by a $22.0 million, or 8.7%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.  Net written premiums increased by 6.8% to $1,227.6 million for the three months ended March 31, 2014 compared to $1,149.7 million for the three months ended March 31, 2013, which is consistent with the increase in gross written premiums.  Premiums earned increased by 5.1% to $1,144.5 million for the three months ended March 31, 2014, compared to $1,088.8 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 15.5% to $123.2 million for the three months ended March 31, 2014, compared with net investment income of $145.8 million for the three months ended March 31, 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.1% for the three months ended March 31, 2014 compared to 3.7% for the three months ended March 31, 2013.  The decline in income and yield was primarily the result of a decrease in our limited partnership income and lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses).  Net realized capital gains were $21.1 million and $126.7 million for the three months ended March 31, 2014 and 2013, respectively.  The $21.1 million was comprised of $24.0 million of gains from fair value re-measurements, partially offset by $2.9 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $126.7 million for the three months ended March 31, 2013, were the result of $113.8 million of gains from fair value re-measurements and $13.1 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.2 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative loss of $1.7 million and a net derivative gain of $15.3 million for the three months ended March 31, 2014 and 2013, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $3.3 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional (a)	$622.1	54.3%		$(2.7)	-0.2%		$619.4	54.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$622.1	54.3%		$(2.7)	-0.2%		$619.4	54.1%

2013
Attritional (a)	$592.6	54.4%		$-	0.0%		$592.6	54.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$592.6	54.4%		$-	0.0%		$592.6	54.4%

Variance 2014/2013
Attritional (a)	$29.5	(0.1)	pts	$(2.7)	(0.2)	pts	$26.8	(0.3)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total	$29.5	(0.1)	pts	$(2.7)	(0.2)	pts	$26.8	(0.3)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 4.5% to $619.4 million for the three months ended March 31, 2014 compared to $592.6 million for the three months ended March 31, 2013, primarily due to increases in current year attritional losses.  The increase in current year attritional losses of $29.5 million is primarily due to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 5.6% to $246.0 million for the three months ended March 31, 2014 compared to $233.0 million for the three months ended March 31, 2013.  The year over year changes were primarily due to the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $50.6 million and $52.9 million for the three months ended March 31, 2014 and 2013, respectively.   The decrease in other underwriting expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was mainly due to lower employee related expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $4.9 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in corporate expenses was mainly due to lower compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.6 million and $13.5 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013.

Income Tax Expense (Benefit).  We had income tax expenses of $53.2 million and $85.5 million for the three months ended March 31, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the AETR method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three months ended March 31, 2014 compared to 2013 is primarily due to lower net realized capital gains in the US.

Net Income (Loss).
Our net income was $302.0 million and $384.3 million for the three months ended March 31, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $293.9 million and $384.3 million for the three months ended March 31, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests in 2014.

Ratios.
Our combined ratio decreased by 0.7 points to 80.0% for the three months ended March 31, 2014 compared to 80.7% for the three months ended March 31, 2013.  The loss ratio component decreased 0.3 points for the three months ended March 31, 2014, over the same period last year, primarily due to changes in the mix of business.  The commission and brokerage ratio components remained relatively flat for the three months ended March 31, 2014 over the same period last year.  The other underwriting expense ratio components decreased 0.5 points for the three months ended March 31, 2014 over the same period last year due to lower compensation expenses.

Shareholders’ Equity.
Shareholders’ equity increased by $69.2 million to $7,037.5 million at March 31, 2014 from $6,968.3 million at December 31, 2013, principally as a result of $293.9 million of net income attributable to Everest Re Group, $55.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $6.5 million and $0.8 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.7 million common shares for $250.0 million, $34.7 million of shareholder dividends and $2.6 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 15.5% to $123.2 million for the three months ended March 31, 2014 compared to $145.8 million for the three months ended March 31, 2013, primarily due to a decline in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of declining reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Fixed maturities	$116.3	$120.8
Equity securities	11.5	9.7
Short-term investments and cash	0.3	0.3
Other invested assets
Limited partnerships	(2.3)	17.5
Other	2.0	2.3
Gross investment income before adjustments	127.8	150.6
Funds held interest income (expense)	3.0	4.4
Future policy benefit reserve income (expense)	(0.3)	(0.5)
Gross investment income	130.5	154.5
Investment expenses	(7.4)	(8.7)
Net investment income	$123.2	$145.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2014	2013
Imbedded pre-tax yield of cash and invested assets	3.2%	3.2%
Imbedded after-tax yield of cash and invested assets	2.7%	2.8%

	Three Months Ended
	March 31,
	2014	2013
Annualized pre-tax yield on average cash and invested assets	3.1%	3.7%
Annualized after-tax yield on average cash and invested assets	2.6%	3.1%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$6.7	$7.6	$(0.9)
Losses	(8.7)	(2.7)	(6.0)
Total	(1.9)	4.9	(6.8)

Fixed maturity securities, fair value:
Gains	1.2	0.1	1.1
Losses	(0.3)	(0.2)	(0.1)
Total	0.9	(0.1)	1.0

Equity securities, market value:
Gains	-	0.2	(0.2)
Losses	(0.5)	-	(0.5)
Total	(0.5)	0.2	(0.7)

Equity securities, fair value:
Gains	6.6	8.9	(2.3)
Losses	(8.0)	(0.9)	(7.1)
Total	(1.4)	8.0	(9.4)

Total net realized capital gains (losses) from sales:
Gains	14.6	16.8	(2.2)
Losses	(17.5)	(3.7)	(13.8)
Total	(2.9)	13.1	(16.0)

Other-than-temporary impairments:	-	(0.2)	0.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.1	(0.1)
Equity securities, fair value	24.0	113.8	(89.8)
Total	24.0	113.8	(89.8)

Total net realized capital gains (losses)	$21.1	$126.7	$(105.6)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $21.1 million and $126.7 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, we recorded $24.0 million of net realized capital gains due to fair value re-measurements on equity securities, partially offset by $2.9 million of net realized capital losses from sales of fixed maturity and equity securities.  For the three months ended March 31, 2013, we recorded $113.8 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $13.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended March 31, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$495.6	$434.8	$60.9	14.0%
Net written premiums	497.8	434.6	63.1	14.5%

Premiums earned	$429.6	$392.6	$37.0	9.4%
Incurred losses and LAE	213.5	198.2	15.3	7.7%
Commission and brokerage	93.0	87.3	5.6	6.5%
Other underwriting expenses	9.5	10.5	(1.1)	-10.0%
Underwriting gain (loss)	$113.7	$96.6	$17.1	17.7%

				Point Chg
Loss ratio	49.7%	50.5%		(0.8)
Commission and brokerage ratio	21.6%	22.2%		(0.6)
Other underwriting expense ratio	2.2%	2.7%		(0.5)
Combined ratio	73.5%	75.4%		(1.9)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 14.0% to $495.6 million for the three months ended March 31, 2014 from $434.8 million for the three months ended March 31, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 14.5% to $497.8 million for the three months ended March 31, 2014 compared to $434.6 million for the three months ended March 31, 2013, which is in line with the increase in gross written premiums.  Premiums earned increased 9.4% to $429.6 million for the three months ended March 31, 2014 compared to $392.6 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$213.4	49.7%		$0.5	0.1%		$213.9	49.8%
Catastrophes	-	0.0%		(0.5)	-0.1%		(0.5)	-0.1%
Total segment	$213.4	49.7%		$0.1	0.0%		$213.5	49.7%

2013
Attritional	$186.1	47.4%		$(1.5)	-0.4%		$184.6	47.0%
Catastrophes	-	0.0%		13.6	3.5%		13.6	3.5%
Total segment	$186.1	47.4%		$12.1	3.1%		$198.2	50.5%

Variance 2014/2013
Attritional	$27.3	2.3	pts	$2.0	0.5	pts	$29.3	2.8	pts
Catastrophes	-	-	pts	(14.1)	(3.6)	pts	(14.1)	(3.6)	pts
Total segment	$27.3	2.3	pts	$(12.0)	(3.1)	pts	$15.3	(0.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 7.7% to $213.5 million for the three months ended March 31, 2014 compared to $198.2 million for the three months ended March 31, 2013, primarily due to the increase in current year attritional losses of $27.3 million resulting primarily from to the impact of the increase in premiums earned.  This increase was partially offset by a $14.1 million improvement in development on prior years catastrophe losses mainly due to $11.4 million of unfavorable development related to Superstorm Sandy in the first quarter of 2013.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses.  Commission and brokerage expenses increased by 6.5% to $93.0 million for the three months ended March 31, 2014 compared to $87.3 million for the three months ended March 31, 2013.  The quarter over quarter change was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses decreased to $9.5 million for the three months ended March 31, 2014 from $10.5 million for the three months ended March 31, 2013 due primarily to lower employee related expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$321.2	$297.6	$23.7	8.0%
Net written premiums	309.0	294.0	15.1	5.1%

Premiums earned	$318.4	$312.0	$6.4	2.1%
Incurred losses and LAE	163.2	161.2	2.0	1.2%
Commission and brokerage	71.0	71.4	(0.5)	-0.7%
Other underwriting expenses	7.8	7.9	(0.1)	-1.2%
Underwriting gain (loss)	$76.4	$71.4	$5.0	7.0%

				Point Chg
Loss ratio	51.3%	51.7%		(0.4)
Commission and brokerage ratio	22.3%	22.9%		(0.6)
Other underwriting expense ratio	2.4%	2.5%		(0.1)
Combined ratio	76.0%	77.1%		(1.1)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 8.0% to $321.2 million for the three months ended March 31, 2014 compared to $297.6 million for the three months ended March 31, 2013, primarily due to growth in Latin America business, partially offset by a negative $14.0 million impact of foreign exchange movements quarter over quarter.  Net written premiums increased by 5.1% to $309.0 million for the three months ended March 31, 2014 compared to $294.0 million for the three months ended March 31, 2013, which is comparable with the increase in gross written premiums.  Premiums earned increased 2.1% to $318.4 million for the three months ended March 31, 2014 compared to $312.0 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$165.0	51.8%		$(0.1)	0.0%		$164.9	51.8%
Catastrophes	-	0.0%		(1.7)	-0.5%		(1.7)	-0.5%
Total segment	$165.0	51.8%		$(1.8)	-0.5%		$163.2	51.3%

2013
Attritional	$164.4	52.7%		$(1.3)	-0.4%		$163.1	52.3%
Catastrophes	-	0.0%		(1.9)	-0.6%		(1.9)	-0.6%
Total segment	$164.4	52.7%		$(3.2)	-1.0%		$161.2	51.7%

Variance 2014/2013
Attritional	$0.6	(0.9)	pts	$1.2	0.4	pts	$1.8	(0.5)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$0.6	(0.9)	pts	$1.4	0.5	pts	$2.0	(0.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.2% to $163.2 million for the three months ended March 31, 2014 compared to $161.2 million for the three months ended March 31, 2013, due to the increase in current year attritional losses from the impact of higher premiums earned and less favorable development on prior years attritional losses in 2014 compared to 2013.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 0.9 points due to the continued shift in the mix of business towards excess of loss business, which generally has lower loss ratios.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013

Segment Expenses. Commission and brokerage decreased 0.7% to $71.0 million for the three months ended March 31, 2014 compared to $71.4 million for the three months ended March 31, 2013.  This decrease was primarily due to the shift in the mix of business towards property catastrophe and excess of loss business, which have lower commission rates, partially offset by the impact of the increase in premiums earned.  Segment other underwriting expenses slightly decreased to $7.8 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$183.4	$195.8	$(12.3)	-6.3%
Net written premiums	182.6	195.8	(13.3)	-6.8%

Premiums earned	$173.7	$185.3	$(11.6)	-6.3%
Incurred losses and LAE	94.5	92.0	2.5	2.7%
Commission and brokerage	45.7	43.7	2.1	4.7%
Other underwriting expenses	8.3	7.8	0.5	6.8%
Underwriting gain (loss)	$25.2	$41.9	$(16.7)	-39.9%

				Point Chg
Loss ratio	54.4%	49.6%		4.8
Commission and brokerage ratio	26.3%	23.6%		2.7
Other underwriting expense ratio	4.8%	4.2%		0.6
Combined ratio	85.5%	77.4%		8.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 6.3% to $183.4 million for the three months ended March 31, 2014 compared to $195.8 million for the three months ended March 31, 2013, primarily due to the non-renewal of a casualty quota share contract, partially offset by higher premiums on existing business.  Net written premiums decreased by 6.8% to $182.6 million for the three months ended March 31, 2014 compared to $195.8 million for the three months ended March 31, 2013, which is consistent with the change in gross written premiums.  Premiums earned decreased 6.3% to $173.7 million for the three months ended March 31, 2014 compared to $185.3 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$97.6	56.2%		$(5.0)	-2.9%		$92.6	53.3%
Catastrophes	-	0.0%		2.0	1.1%		2.0	1.1%
Total segment	$97.6	56.2%		$(3.0)	-1.8%		$94.5	54.4%

2013
Attritional	$103.6	55.9%		$-	0.0%		$103.6	55.9%
Catastrophes	-	0.0%		(11.6)	-6.3%		(11.6)	-6.3%
Total segment	$103.6	55.9%		$(11.6)	-6.3%		$92.0	49.6%

Variance 2014/2013
Attritional	$(6.0)	0.3	pts	$(5.0)	(2.9)	pts	$(11.0)	(2.6)	pts
Catastrophes	-	-	pts	13.6	7.4	pts	13.6	7.4	pts
Total segment	$(6.0)	0.3	pts	$8.6	4.5	pts	$2.5	4.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.7% to $94.5 million for the three months ended March 31, 2014 compared to $92.0 million for the three months ended March 31, 2013 primarily due to $2.0 million of unfavorable development on prior years catastrophe losses in the first quarter of 2014 compared with $11.6 million of favorable development on prior years catastrophe losses in the first quarter of 2013, which mainly related to the 2011 Japan earthquake and Thailand floods.  The impact from prior years development was partially offset by a decline of $6.0 million in current year attritional losses due to the impact of lower premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses.  Commission and brokerage increased by 4.7% to $45.7 million for the three months ended March 31, 2014 compared to $43.7 million for the three months ended March 31, 2013, reflecting higher commissions on business written through the Bermuda office.  Segment other underwriting expenses increased to $8.3 million for the three months ended March 31, 2014 compared to $7.8 million for the three months ended March 31, 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$230.7	$252.7	$(22.0)	-8.7%
Net written premiums	211.7	225.2	(13.6)	-6.0%

Premiums earned	$203.2	$198.8	$4.4	2.2%
Incurred losses and LAE	142.2	141.3	0.9	0.6%
Commission and brokerage	34.2	30.6	3.6	11.7%
Other underwriting expenses	23.2	26.7	(3.5)	-13.1%
Underwriting gain (loss)	$3.6	$0.2	$3.4	NM

				Point Chg
Loss ratio	70.0%	71.1%		(1.1)
Commission and brokerage ratio	16.8%	15.4%		1.4
Other underwriting expense ratio	11.4%	13.4%		(2.0)
Combined ratio	98.2%	99.9%		(1.7)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 8.7% to $230.7 million for the three months ended March 31, 2014 compared to $252.7 million for the three months ended March 31, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 6.0% to $211.7 million for the three months ended March 31, 2014 compared to $225.2 million for the three months ended March 31, 2013 which is consistent with the change in gross written premiums.  Premiums earned increased 2.2% to $203.2 million for the three months ended March 31, 2014 compared to $198.8 million for the three months ended March 31, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$140.1	69.0%		$1.8	0.9%		$141.9	69.9%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$140.1	69.0%		$2.1	1.0%		$142.2	70.0%

2013
Attritional	$138.5	69.7%		$2.8	1.4%		$141.3	71.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$138.5	69.7%		$2.8	1.4%		$141.3	71.1%

Variance 2014/2013
Attritional	$1.6	(0.7)	pts	$(1.0)	(0.5)	pts	$0.6	(1.2)	pts
Catastrophes	-	-	pts	0.3	0.1	pts	0.3	0.1	pts
Total segment	$1.6	(0.7)	pts	$(0.7)	(0.4)	pts	$0.9	(1.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 0.6% to $142.2 million for the three months ended March 31, 2014 compared to $141.3 million for the three months ended March 31, 2013, mainly due to an increase of $1.6 million in current year attritional losses. The current year attritional losses increased primarily due to the impact of higher premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2014 and 2013.

Segment Expenses Commission and brokerage increased by 11.7% to $34.2 million for the three months ended March 31, 2014 compared to $30.6 million for the three months ended March 31, 2013.  The increase was primarily driven by the shift in the mix of premium this quarter away from crop business, which carries a lower commission rate than other insurance lines.  Segment other underwriting expenses decreased to $23.2 million for the three months ended March 31, 2014 compared to $26.7 million for the three months ended March 31, 2013 due primarily to lower employee related expenses.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the year ended 2013.  The initial reporting period for this segment began in the third quarter of 2013.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	% Change
Gross written premiums	$36.5	$-	$36.5	NM
Net written premiums	26.6	-	26.6	NM

Premiums earned	$19.5	$-	$19.5	NM
Incurred losses and LAE	6.1	-	6.1	NM
Commission and brokerage	2.1	-	2.1	NM
Other underwriting expenses	1.8	-	1.8	NM
Underwriting gain (loss)	$9.5	$-	$9.5	NM

				Point Chg
Loss ratio	31.1%	-		NM
Commission and brokerage ratio	11.0%	-		NM
Other underwriting expense ratio	9.2%	-		NM
Combined ratio	51.3%	-		NM

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums were $36.5 million for the three months ended March 31, 2014 and net written premiums were $26.6 million.  Premiums earned were $19.5 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$6.1	31.1%		$-	0.0%		$6.1	31.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$6.1	31.1%		$-	0.0%		$6.1	31.1%

2013
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

Variance 2014/2013
Attritional	$6.1	31.1	pts	$-	-	pts	$6.1	31.1	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$6.1	31.1	pts	$-	-	pts	$6.1	31.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were $6.1 million for the three months ended March 31, 2014, primarily comprised of current year attritional losses.

Segment Expenses Commission and brokerage was $2.1 million for the three months ended March 31, 2014.  Segment other underwriting expenses were $1.8 million for the three months ended March 31, 2014.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,806.5 million at March 31, 2014, an increase of $210.0 million compared to $16,596.5 million at December 31, 2013.  This increase was primarily the result of $367.1 million of cash flows from operations, $24.0 million in fair value re-measurements, $70.7 million from external third party capital investment into Mt. Logan Re, $66.6 million of pre-tax unrealized appreciation, $2.1 million from common share issuance under share based compensation plans, net of expense incurred, and $1.6 million of unsettled securities, partially offset by $250.0 million paid for share repurchases, $34.7 million paid out in dividends to shareholders, $13.6 million of amortization bond premium, $10.1 million due to fluctuations in foreign currencies and $2.3 million in equity adjustments of our limited partnership investments.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of A1.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by internal management.

Our global portfolio included $1,748.3 million of foreign government securities at March 31, 2014, of which $796.8 million were European sovereign securities.  Approximately 52.5%, 21.9%, 6.7% and 5.6% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the

European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2014.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 61.8% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2014		At December 31, 2013
Fixed maturities, market value	$13,019.2	77.5%	$12,636.9	76.1%
Fixed maturities, fair value	-	0.0%	19.4	0.1%
Equity securities, market value	153.8	0.9%	144.1	0.9%
Equity securities, fair value	1,398.4	8.3%	1,462.1	8.8%
Short-term investments	1,363.9	8.1%	1,214.2	7.3%
Other invested assets	485.8	2.9%	508.4	3.1%
Cash	385.4	2.3%	611.4	3.7%
Total investments and cash	$16,806.5	100.0%	$16,596.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2014	December 31, 2013
Fixed income portfolio duration (years)	3.2	3.2
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.2%	3.2%
Imbedded end of period yield, after-tax	2.7%	2.8%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Three Months Ended	Twelve Months Ended
	March 31, 2014	December 31, 2013
Fixed income portfolio total return	1.4%	0.4%
Barclay's Capital - U.S. aggregate index	1.8%	-2.0%

Common equity portfolio total return	2.2%	22.4%
S&P 500 index	1.8%	32.4%

Other invested asset portfolio total return	-0.1%	16.9%

The pre-tax equivalent total return for the bond portfolio was approximately 1.4% and 0.6%, respectively, at March 31, 2014 and December 31, 2013.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $653.1 million at March 31, 2014 and $540.9 million at December 31, 2013.  At March 31, 2014, $173.3 million, or 26.5%, was receivable from Federal Crop Insurance Company; $144.8 million, or 22.2%, was receivable from C.V. Starr (Bermuda); $44.5 million, or 6.8%, was receivable from Transatlantic Reinsurance Company and $36.8 million, or 5.6%, was receivable from Berkley Insurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,611.1 million at March 31, 2014 and $9,673.2 million at December 31, 2013.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,434.3	$1,905.2	$3,339.5	34.7%
International	974.0	696.6	1,670.6	17.4%
Bermuda	875.5	1,189.1	2,064.5	21.5%
Insurance	959.5	1,174.1	2,133.7	22.2%
Mt. Logan Re	2.5	7.7	10.2	0.1%
Total excluding A&E	4,245.8	4,972.7	9,218.6	95.9%
A&E	243.3	149.2	392.5	4.1%
Total including A&E	$4,489.1	$5,122.0	$9,611.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,522.5	$1,819.0	$3,341.5	34.5%
International	1,007.4	686.5	1,694.0	17.5%
Bermuda	885.3	1,166.3	2,051.5	21.2%
Insurance	967.3	1,212.2	2,179.5	22.5%
Mt. Logan Re	1.8	2.5	4.3	0.1%
Total excluding A&E	4,384.3	4,886.5	9,270.8	95.8%
A&E	250.3	152.2	402.5	4.2%
Total including A&E	$4,634.6	$5,038.6	$9,673.2	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, as presented in our previous year’s 10-K filing, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $30.9 million in 2010, representing 0.4% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 4.8% of the net prior period reserves for the year in which the adjustment was made.

Asbestos and Environmental Exposures.  A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	At	At
	March 31,	December 31,
(Dollars in millions)	2014	2013
Gross reserves	$392.5	$402.5
Reinsurance receivable	(15.5)	(15.8)
Net reserves	$377.0	$386.7

With respect to asbestos only, at March 31, 2014, we had gross asbestos loss reserves of $372.8 million, or 95.0%, of total A&E reserves, of which $298.3 million was for assumed business and $74.5 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 8.3 years at March 31, 2014.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $7,037.5 million as of March 31, 2014 from $6,968.3 million as of December 31, 2013.  This increase was result of $293.9 million of net income attributable to Everest Re Group, $55.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $6.5 million and $0.8 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.7 million common shares for $250.0 million, $34.7 million of shareholder dividends and $2.6 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $7,037.5 million at March 31, 2014 and $6,968.3 million at December 31, 2013.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  A.M. Best and Standard & Poor’s affirmed ratings for the Company and its subsidiaries on July 25, 2013 and May 23, 2013, respectively.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On May 15, 2013, our existing Board authorization to purchase up to 20 million of our shares was amended to authorize the purchase of up to 25 million shares.  As of March 31, 2014, we had repurchased 22.1 million shares under this authorization.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of A1.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by internal management.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 61.8% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $367.1 million and $259.4 million for the three months ended March 31, 2014 and 2013, respectively.  Additionally, these cash flows reflected net tax payments of $16.3 million and $19.2 million for the three months ended March 31, 2014 and 2013, respectively, and net catastrophe loss payments of $105.2 million and $117.6 million for the three months March 31, 2014 and 2013, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2014 and December 31, 2013, we held cash and short-term investments of $1,749.3 million and $1,825.6 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2014, we had $1,317.0 million of available for sale fixed maturity securities maturing within one year or less, $5,728.3 million maturing within one to five years and $3,321.8 million maturing after five years.  Our $1,552.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2014 we had $308.1 million of net pre-tax unrealized appreciation, comprised of $432.6 million of pre-tax unrealized appreciation and $124.5 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2014, was $4,881.4 million.  As of March 31, 2014, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2014 and December 31, 2013, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  There were no short-term borrowings outstanding for the three months ended March 31, 2014.  The highest amount outstanding for year ended December 31, 2013, was $50.0 million for the period from October 31, 2013 to December 2, 2013.  At March 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $501.9 million outstanding letters of credit under tranche two.  At December 31, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $502.1 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2014, was $2,155.8 million.  As of March 31, 2014, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2014 and December 31, 2013, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  There were no short-term borrowings outstanding for the three months ended March 31, 2014.  The highest amount outstanding for the year ended December 31, 2013, was $40.0 million for the period from May 22, 2013 to July 24, 2013.  At March 31, 2014 and December 31, 2013, the Holdings Credit Facility had outstanding letters of credit of $0.9 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

Interest Rate Risk.  Our $16.8 billion investment portfolio, at March 31, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,468.1 million of mortgage-backed securities in the $13,019.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,363.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2014
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,173.6	$14,790.8	$14,383.0	$13,957.4	$13,526.6
Market/Fair Value Change from Base (%)	5.5%	2.8%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$666.8	$344.4	$-	$(359.5)	$(722.8)

We had $9,611.1 million and $9,673.2 million of gross reserves for losses and LAE as of March 31, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.0 billion, representing approximately 55.6% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,241.8	$1,397.0	$1,552.3	$1,707.5	$1,862.7
After-tax Change in Fair/Market Value	$(217.1)	$(108.6)	$-	$108.6	$217.1

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2014, fair value for these equity index put option contracts was $30.5 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at March 31, 2014 was $1,872.34.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2014 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 25%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2014, the present value of these theoretical maximum payouts using a 3% discount factor was $410.8 million.  Conversely, if the contracts had all expired on March 31, 2014, with the S&P index at $1,872.34, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At March 31, 2014, fair value for this equity index put option contract was $6.6 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at March 31, 2014 was ₤6,598.40.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2014 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 41%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2014, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $45.4 million.  Conversely, if the contract had expired on March 31, 2014, with the FTSE index at ₤6,598.40, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at March 31, 2014, of $37.1 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2014
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$64.6	$49.0	$37.1	$28.0	$21.1
Fair Value Change from Base (%)	-74.1%	-32.2%	0.0%	24.5%	43.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$75.1	$52.3	$37.1	$26.9	$19.9
Fair Value Change from Base (%)	-102.5%	-41.1%	0.0%	27.6%	46.3%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$116.7	$67.2	$37.1	$19.7	$10.1
Fair Value Change from Base (%)	-214.7%	-81.2%	0.0%	46.8%	72.6%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2014	185,619	$150.7663	185,619	4,386,798
February 1 - 28, 2014	957,194	$146.4680	922,054	3,464,744
March 1 - 31, 2014	584,491	$148.8831	584,491	2,880,253
Total	1,727,304	$-	1,692,164	2,880,253

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; and May 15, 2013, the Company’s executive committee of the Board of Directors approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 25,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through May 7, 2014, the Company purchased an additional 77,726 shares for $12.3 million under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Dominic J. Addesso

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Dominic J. Addesso and Craig Howie

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/S/ CRAIG HOWIE
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated:  May 12, 2014