Form 10-Q
period 2014-09-30
EVEREST RE GROUP LTD
filed 2014-11-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2014
Common Shares, $0.01 par value	45,246,968

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2014 (unaudited)
	and December 31, 2013	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three and
	nine months ended September 30, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended
	September 30, 2014 and 2013 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2014	2013
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,643,326	$12,636,907
(amortized cost: 2014, $13,327,754; 2013, $12,391,164)
Fixed maturities - available for sale, at fair value	18,426	19,388
Equity securities - available for sale, at market value (cost: 2014, $147,068; 2013, $148,342)	146,135	144,081
Equity securities - available for sale, at fair value	1,341,111	1,462,079
Short-term investments	1,496,739	1,214,199
Other invested assets (cost: 2014, $551,179; 2013, $508,447)	551,179	508,447
Cash	401,803	611,382
Total investments and cash	17,598,719	16,596,483
Accrued investment income	115,326	119,058
Premiums receivable	1,705,394	1,453,114
Reinsurance receivables	776,465	540,883
Funds held by reinsureds	234,825	228,000
Deferred acquisition costs	393,191	363,721
Prepaid reinsurance premiums	180,737	81,779
Income taxes	186,924	178,334
Other assets	295,632	246,664
TOTAL ASSETS	$21,487,213	$19,808,036

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,795,429	$9,673,240
Future policy benefit reserve	57,633	59,512
Unearned premium reserve	1,831,831	1,579,945
Funds held under reinsurance treaties	3,506	2,692
Commission reserves	70,168	66,160
Other net payable to reinsurers	216,031	116,387
Losses in course of payment	497,727	332,631
4.868% Senior notes due 6/1/2044	400,000	-
5.4% Senior notes due 10/15/2014	249,998	249,958
6.6% Long term notes due 5/1/2067	238,363	238,361
Accrued interest on debt and borrowings	18,312	4,781
Equity index put option liability	31,455	35,423
Unsettled securities payable	97,059	53,867
Other liabilities	193,103	333,425
Total liabilities	13,700,615	12,746,382

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	404,411	93,378

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2014) 68,309
and (2013) 67,965 outstanding before treasury shares	683	680
Additional paid-in capital	2,059,956	2,029,774
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $63,790 at 2014 and $57,661 at 2013	185,397	157,728
Treasury shares, at cost; 23,060 shares (2014) and 20,422 shares (2013)	(2,385,815)	(1,985,873)
Retained earnings	7,521,966	6,765,967
Total shareholders' equity attributable to Everest Re Group	7,382,187	6,968,276
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$21,487,213	$19,808,036

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,389,998	$1,225,755	$3,806,805	$3,466,047
Net investment income	142,143	127,872	396,524	422,382
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(106)	-	(495)	(191)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(9,342)	44,958	71,189	205,789
Total net realized capital gains (losses)	(9,448)	44,958	70,694	205,598
Net derivative gain (loss)	1,855	5,639	3,968	33,005
Other income (expense)	11,332	(2,726)	(5,835)	(3,318)
Total revenues	1,535,880	1,401,498	4,272,156	4,123,714

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	837,757	770,102	2,192,863	2,074,336
Commission, brokerage, taxes and fees	290,519	248,587	820,208	723,700
Other underwriting expenses	63,113	59,860	172,165	167,707
Corporate expenses	9,958	4,758	18,802	16,643
Interest, fees and bond issue cost amortization expense	12,424	7,637	28,970	38,480
Total claims and expenses	1,213,771	1,090,944	3,233,008	3,020,866

INCOME (LOSS) BEFORE TAXES	322,109	310,554	1,039,148	1,102,848
Income tax expense (benefit)	20,856	72,027	137,948	204,336

NET INCOME (LOSS)	$301,253	$238,527	$901,200	$898,512
Net (income) loss attributable to noncontrolling interests	(26,337)	(3,768)	(42,167)	(3,768)
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$274,916	$234,759	$859,033	$894,744

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(74,074)	(20,925)	65,318	(340,267)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(5,684)	(1,592)	(1,641)	(7,511)
Total URA(D) on securities arising during the period	(79,758)	(22,517)	63,677	(347,778)

Foreign currency translation adjustments	(34,974)	(5,913)	(38,374)	(13,228)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	825	1,470	2,366	4,161
Total benefit plan net gain (loss) for the period	825	1,470	2,366	4,161
Total other comprehensive income (loss), net of tax	(113,907)	(26,960)	27,669	(356,845)
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(113,907)	(26,960)	27,669	(356,845)

COMPREHENSIVE INCOME (LOSS)	$161,009	$207,799	$886,702	$537,899

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$6.05	$4.85	$18.64	$18.09
Diluted	6.00	4.81	18.47	17.94
Dividends declared	0.75	0.48	2.25	1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2014	2013	2014	2013
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	45,691,015	48,588,040	47,543,132	51,417,962
Issued during the period, net	29,622	51,018	344,761	758,110
Treasury shares acquired	(470,807)	(724,654)	(2,638,063)	(4,261,668)
Balance, end of period	45,249,830	47,914,404	45,249,830	47,914,404

COMMON SHARES (par value):
Balance, beginning of period	$683	$678	$680	$671
Issued during the period, net	-	1	3	8
Balance, end of period	683	679	683	679

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,052,682	2,003,166	2,029,774	1,946,439
Share-based compensation plans	7,274	10,025	30,182	66,752
Balance, end of period	2,059,956	2,013,191	2,059,956	2,013,191

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	299,304	207,164	157,728	537,049
Net increase (decrease) during the period	(113,907)	(26,960)	27,669	(356,845)
Balance, end of period	185,397	180,204	185,397	180,204

RETAINED EARNINGS:
Balance, beginning of period	7,281,023	6,225,705	6,765,967	5,613,266
Net income (loss) attributable to Everest Re Group	274,916	234,759	859,033	894,744
Dividends declared ($0.75 per share in third quarter 2014 and $2.25 year-to-date per share in 2014 and $0.48 per share in third quarter 2013 and $1.44
year-to-date per share in 2013)	(33,973)	(23,174)	(103,034)	(70,720)
Balance, end of period	7,521,966	6,437,290	7,521,966	6,437,290

TREASURY SHARES AT COST:
Balance, beginning of period	(2,310,824)	(1,813,913)	(1,985,873)	(1,363,958)
Purchase of treasury shares	(74,991)	(100,001)	(399,942)	(549,956)
Balance, end of period	(2,385,815)	(1,913,914)	(2,385,815)	(1,913,914)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,382,187	$6,717,450	$7,382,187	$6,717,450

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$301,253	$238,527	$901,200	$898,512
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(157,818)	(181,317)	(255,645)	(401,623)
Decrease (increase) in funds held by reinsureds, net	(9,077)	12,729	(6,929)	485
Decrease (increase) in reinsurance receivables	(119,381)	(11,187)	(256,458)	(77,165)
Decrease (increase) in income taxes	(29,953)	73,279	(14,696)	130,008
Decrease (increase) in prepaid reinsurance premiums	(33,132)	(14,605)	(101,478)	(21,513)
Increase (decrease) in reserve for losses and loss adjustment expenses	164,456	(100,751)	172,511	(275,893)
Increase (decrease) in future policy benefit reserve	(735)	(285)	(1,879)	(852)
Increase (decrease) in unearned premiums	158,734	178,193	255,537	304,728
Increase (decrease) in other net payable to reinsurers	1,438	33,937	101,984	63,702
Increase (decrease) in losses in course of payment	3,115	174,701	165,105	404,836
Change in equity adjustments in limited partnerships	(21,238)	(4,343)	(24,438)	(40,693)
Distribution of limited partnership income	27,735	5,638	41,165	48,733
Change in other assets and liabilities, net	24,758	6,754	(32,114)	(68,112)
Non-cash compensation expense	4,952	4,923	14,720	15,088
Amortization of bond premium (accrual of bond discount)	10,942	14,773	38,010	50,280
Amortization of underwriting discount on senior notes	15	14	43	41
Net realized capital (gains) losses	9,448	(44,958)	(70,694)	(205,598)
Net cash provided by (used in) operating activities	335,512	386,022	925,944	824,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	590,769	594,260	1,638,278	1,912,978
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	875	7,213
Proceeds from fixed maturities sold - available for sale, at market value	443,606	214,173	1,050,082	845,357
Proceeds from fixed maturities sold - available for sale, at fair value	3,093	1,056	23,856	18,398
Proceeds from equity securities sold - available for sale, at market value	2,502	326	11,174	45,749
Proceeds from equity securities sold - available for sale, at fair value	147,622	101,176	452,514	459,945
Distributions from other invested assets	36,744	5,236	59,264	79,689
Cost of fixed maturities acquired - available for sale, at market value	(1,270,700)	(671,876)	(3,729,423)	(2,794,035)
Cost of fixed maturities acquired - available for sale, at fair value	(22,375)	(2,092)	(23,684)	(4,798)
Cost of equity securities acquired - available for sale, at market value	(1,254)	(1,097)	(11,873)	(54,584)
Cost of equity securities acquired - available for sale, at fair value	(79,557)	(180,308)	(262,871)	(424,252)
Cost of other invested assets acquired	(86,523)	(3,762)	(120,911)	(15,063)
Net change in short-term investments	138,855	(139,544)	(284,822)	(7,408)
Net change in unsettled securities transactions	(7,137)	(70,186)	13,496	(14,518)
Net cash provided by (used in) investing activities	(104,355)	(152,638)	(1,184,045)	54,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,322	5,103	15,465	51,672
Purchase of treasury shares	(74,991)	(100,001)	(399,942)	(549,956)
Revolving credit borrowings	-	(40,000)	-	-
Net cost of junior subordinated debt securities redemption	-	-	-	(329,897)
Net proceeds from issuance of senior notes	-	-	400,000	-
Third party investment in redeemable noncontrolling interest	(65,000)	87,500	136,200	87,500
Dividends paid to shareholders	(33,973)	(23,174)	(103,034)	(70,720)
Dividends paid on third party investment in redeemable noncontrolling interest	(10,334)	-	(10,334)	-
Net cash provided by (used in) financing activities	(181,976)	(70,572)	38,355	(811,401)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,052	(12,414)	10,167	(15,750)

Net increase (decrease) in cash	60,233	150,398	(209,579)	52,484
Cash, beginning of period	341,570	439,136	611,382	537,050
Cash, end of period	$401,803	$589,534	$401,803	$589,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$49,319	$(1,820)	$146,560	$64,918
Interest paid	132	243	15,150	23,524

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2014 and 2013 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the three and nine months ended September 30, 2013, $5,638 thousand and $48,733 thousand, respectively, have been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

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

3.   INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2014
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$716,191	$5,513	$(830)	$720,874
Obligations of U.S. states and political subdivisions	792,193	43,524	(994)	834,723
Corporate securities	4,594,903	144,022	(30,854)	4,708,071
Asset-backed securities	311,772	1,950	(519)	313,203
Mortgage-backed securities
Commercial	216,264	12,385	(686)	227,963
Agency residential	2,156,374	37,989	(17,151)	2,177,212
Non-agency residential	2,982	54	(69)	2,967
Foreign government securities	1,532,505	63,180	(15,853)	1,579,832
Foreign corporate securities	3,004,570	95,383	(21,472)	3,078,481
Total fixed maturity securities	$13,327,754	$404,000	$(88,428)	$13,643,326
Equity securities	$147,068	$5,419	$(6,352)	$146,135

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160,013	$2,690	$(1,678)	$161,025
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528
Corporate securities	3,950,887	155,619	(27,090)	4,079,416
Asset-backed securities	169,980	3,485	(422)	173,043
Mortgage-backed securities
Commercial	254,765	16,683	(1,007)	270,441
Agency residential	2,294,719	34,509	(50,175)	2,279,053
Non-agency residential	4,816	229	(226)	4,819
Foreign government securities	1,740,337	69,779	(29,347)	1,780,769
Foreign corporate securities	2,844,912	86,529	(45,628)	2,885,813
Total fixed maturity securities	$12,391,164	$410,338	$(164,595)	$12,636,907
Equity securities	$148,342	$4,336	$(8,597)	$144,081

The $1,579,832 thousand of foreign government securities at September 30, 2014 included $672,976 thousand of European sovereign securities.  Approximately 59.3%, 17.6% and 6.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2014.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Pre-tax cumulative unrealized appreciation (depreciation)	$2,989	$3,169

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,231,500	$1,238,990	$1,059,052	$1,067,799
Due after one year through five years	6,155,821	6,283,753	5,565,112	5,740,662
Due after five years through ten years	2,309,641	2,353,164	2,081,908	2,101,234
Due after ten years	943,400	1,046,074	960,812	999,856
Asset-backed securities	311,772	313,203	169,980	173,043
Mortgage-backed securities:
Commercial	216,264	227,963	254,765	270,441
Agency residential	2,156,374	2,177,212	2,294,719	2,279,053
Non-agency residential	2,982	2,967	4,816	4,819
Total fixed maturity securities	$13,327,754	$13,643,326	$12,391,164	$12,636,907

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(87,859)	$(26,106)	$70,010	$(385,727)
Fixed maturity securities, other-than-temporary impairment	(261)	(144)	(180)	(1,516)
Equity securities	(3,287)	(1,447)	3,327	(15,522)
Change in unrealized appreciation (depreciation), pre-tax	(91,407)	(27,697)	73,157	(402,765)
Deferred tax benefit (expense)	11,649	5,180	(9,480)	54,847
Deferred tax benefit (expense), other-than-temporary impairment	-	-	-	140
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(79,758)	$(22,517)	$63,677	$(347,778)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$35,516	$(190)	$25,462	$(640)	$60,978	$(830)
Obligations of U.S. states and political subdivisions	18,198	(426)	36,680	(568)	54,878	(994)
Corporate securities	1,533,633	(21,194)	371,829	(9,660)	1,905,462	(30,854)
Asset-backed securities	159,751	(519)	-	-	159,751	(519)
Mortgage-backed securities
Commercial	15,440	(27)	10,962	(659)	26,402	(686)
Agency residential	157,297	(563)	829,667	(16,588)	986,964	(17,151)
Non-agency residential	-	-	1,362	(69)	1,362	(69)
Foreign government securities	284,210	(4,567)	213,313	(11,286)	497,523	(15,853)
Foreign corporate securities	478,718	(5,997)	410,294	(15,475)	889,012	(21,472)
Total fixed maturity securities	$2,682,763	$(33,483)	$1,899,569	$(54,945)	$4,582,332	$(88,428)
Equity securities	41,908	(1,794)	76,821	(4,558)	118,729	(6,352)
Total	$2,724,671	$(35,277)	$1,976,390	$(59,503)	$4,701,061	$(94,780)

	Duration of Unrealized Loss at September 30, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$84,658	$(1,512)	$107,000	$(8,116)	$191,658	$(9,628)
Due in one year through five years	1,446,131	(17,614)	617,461	(15,101)	2,063,592	(32,715)
Due in five years through ten years	772,425	(11,162)	244,999	(10,019)	1,017,424	(21,181)
Due after ten years	47,061	(2,086)	88,118	(4,393)	135,179	(6,479)
Asset-backed securities	159,751	(519)	-	-	159,751	(519)
Mortgage-backed securities	172,737	(590)	841,991	(17,316)	1,014,728	(17,906)
Total fixed maturity securities	$2,682,763	$(33,483)	$1,899,569	$(54,945)	$4,582,332	$(88,428)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2014 were $4,701,061 thousand and $94,780 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2014, did not exceed 1.1% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $33,483 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of foreign and domestic corporate securities, as well as foreign government securities.  Of these unrealized losses, $13,870 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $54,945 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, domestic and foreign corporate securities and foreign government securities.  Of these unrealized losses, $51,746 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $28 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities	$115,057	$117,814	$348,872	$358,824
Equity securities	11,086	10,337	36,111	32,873
Short-term investments and cash	295	339	1,202	819
Other invested assets
Limited partnerships	21,690	4,574	25,658	41,642
Other	869	1,055	3,220	5,311
Gross investment income before adjustments	148,997	134,119	415,063	439,469
Funds held interest income (expense)	1,817	1,708	6,875	7,984
Future policy benefit reserve income (expense)	(471)	(395)	(915)	(1,547)
Gross investment income	150,343	135,432	421,023	445,906
Investment expenses	(8,200)	(7,560)	(24,499)	(23,524)
Net investment income	$142,143	$127,872	$396,524	$422,382

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

The Company had contractual commitments to invest up to an additional $266,152 thousand in limited partnerships at September 30, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2019.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$(106)	$-	$(495)	$(191)
Gains (losses) from sales	7,311	1,895	3,668	6,468
Fixed maturity securities, fair value:
Gains (losses) from sales	82	37	1,022	127
Gains (losses) from fair value adjustments	(938)	577	(938)	(1,004)
Equity securities, market value:
Gains (losses) from sales	(181)	(2)	(1,235)	2,649
Equity securities, fair value:
Gains (losses) from sales	(1,823)	1,827	(1,873)	25,879
Gains (losses) from fair value adjustments	(13,792)	40,623	70,548	171,655
Short-term investments gain (loss)	(1)	1	(3)	15
Total net realized capital gains (losses)	$(9,448)	$44,958	$70,694	$205,598

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales of fixed maturity securities	$446,699	$215,229	$1,073,938	$863,755
Gross gains from sales	12,821	7,734	28,828	26,655
Gross losses from sales	(5,428)	(5,802)	(24,138)	(20,060)

Proceeds from sales of equity securities	$150,124	$101,502	$463,688	$505,694
Gross gains from sales	2,545	3,992	13,047	36,495
Gross losses from sales	(4,549)	(2,167)	(16,155)	(7,967)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2014, fair value for these equity index put option contracts was $25,443 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2014 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 20%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2014, the present value of these theoretical maximum payouts using a 3% discount factor was $416,895 thousand.  Conversely, if the contracts had all expired on September 30, 2014, with the S&P index at $1,972.29, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2014, fair value for this equity index put option contract was $6,011 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2014 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 39%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2014, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $45,037 thousand.  Conversely, if the contract had expired on September 30, 2014, with the FTSE index at ₤6,622.70, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2014	December 31, 2013

Equity index put option contracts	Equity index put option liability	$31,455	$35,423
Total		$31,455	$35,423

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2014	2013	2014	2013

Equity index put option contracts	Net derivative gain (loss)	$1,855	$5,639	$3,968	$33,005
Total		$1,855	$5,639	$3,968	$33,005

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2014, was $31,455 thousand for which the Company had posted collateral with a market value of $17,827 thousand.  If on September 30, 2014, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2014 and December 31, 2013.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2014 and December 31, 2013 of $185,973 thousand and $174,628 thousand, respectively, and all prices were obtained from publically published sources.

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

As of September 30, 2014 and December 31, 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2014
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,972.3	6,622.7
Interest rate	1.23% to 3.49%	2.42%
Time to maturity	2.6 to 16.5 yrs	5.8 yrs
Volatility	20.4% to 24.9%	22.5%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$720,874	$-	$720,874	$-
Obligations of U.S. States and political subdivisions	834,723	-	834,723	-
Corporate securities	4,708,071	-	4,706,755	1,316
Asset-backed securities	313,203	-	287,835	25,368
Mortgage-backed securities
Commercial	227,963	-	227,963	-
Agency residential	2,177,212	-	2,147,367	29,845
Non-agency residential	2,967	-	2,967	-
Foreign government securities	1,579,832	-	1,579,832	-
Foreign corporate securities	3,078,481	-	3,074,026	4,455
Total fixed maturities, market value	13,643,326	-	13,582,342	60,984

Fixed maturities, fair value	18,426	-	18,426	-
Equity securities, market value	146,135	128,791	17,344	-
Equity securities, fair value	1,341,111	1,231,870	109,241	-

Liabilities:
Equity index put option contracts	$31,455	$-	$-	$31,455

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2014						Nine Months Ended September 30, 2014
	Corporate	Asset-backed	Foreign	Non-agency	Agency		Corporate	Asset-backed	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Securities	Corporate	RMBS	RMBS	Total	Securities	Securities	Corporate	RMBS	RMBS	Total
Beginning balance	$-	$3,000	$-	$259	$-	$3,259	$-	$5,299	$481	$347	$-	$6,127
Total gains or (losses) (realized/unrealized)
Included in earnings	-	1,203	-	187	-	1,390	-	1,259	18	329	-	1,606
Included in other comprehensive income (loss)	42	(201)	(62)	(114)	-	(335)	42	(126)	(82)	(138)	-	(304)
Purchases, issuances and settlements	1,274	22,797	4,517	(332)	29,845	58,101	1,274	21,303	4,038	(538)	29,845	55,922
Transfers in and/or (out) of Level 3	-	(1,431)	-	-	-	(1,431)	-	(2,367)	-	-	-	(2,367)
Ending balance	$1,316	$25,368	$4,455	$-	$29,845	$60,984	$1,316	$25,368	$4,455	$-	$29,845	$60,984

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
	Asset-backed	Foreign	Foreign	Non-agency		Asset-backed	Foreign	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	Government	RMBS	Total	Securities	Corporate	Government	RMBS	RMBS	Total
Beginning balance	$6,017	$11,576	$2,614	$780	$20,987	$4,849	$11,913	$-	$426	$34,842	$52,030
Total gains or (losses) (realized/unrealized)
Included in earnings	58	(4)	-	40	94	74	(739)	(112)	131	-	(646)
Included in other comprehensive income (loss)	(208)	51	-	(8)	(165)	(569)	(592)	(179)	(35)	-	(1,375)
Purchases, issuances and settlements	(469)	(1,750)	-	(57)	(2,276)	(489)	2,865	516	(273)	-	2,619
Transfers in and/or (out) of Level 3	-	(9,391)	(2,614)	(391)	(12,396)	1,533	(12,965)	(225)	115	(34,842)	(46,384)
Ending balance	$5,398	$482	$-	$364	$6,244	$5,398	$482	$-	$364	$-	$6,244

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfers from level 3, fair value measurements using significant unobservable inputs, of $2,367 thousand and $46,384 thousand of investments for the nine months ended September 30, 2014 and September 30, 2013, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2013 and December 31, 2012, respectively.  The securities were subsequently priced using a recognized pricing service as of September 30, 2014 and 2013, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Liabilities:
Balance, beginning of period	$33,309	$52,101	$35,423	$79,467
Total (gains) or losses (realized/unrealized)
Included in earnings	(1,855)	(5,639)	(3,968)	(33,005)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$31,455	$46,462	$31,455	$46,462

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2014	2013
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$93,378	$-
Unaffiliated third party investments during period, net	279,200	87,500
Net income (loss) attributable to noncontrolling interests	42,167	5,878
Dividends paid on third party investment in redeemable noncontrolling interest	(10,334)	-
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$404,411	$93,378

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$274,916	$234,759	$859,033	$894,744
Less: dividends declared-common shares and nonvested common shares	(33,973)	(23,174)	(103,034)	(70,720)
Undistributed earnings	240,943	211,585	755,999	824,024
Percentage allocated to common shareholders (1)	98.9%	99.1%	99.0%	99.1%
	238,407	209,638	748,273	816,744
Add: dividends declared-common shareholders	33,631	22,971	101,993	70,097
Numerator for basic and diluted earnings per common share	$272,038	$232,609	$850,266	$886,841

Denominator
Denominator for basic earnings per weighted-average common shares	44,941	47,925	45,615	49,028
Effect of dilutive securities:
Options	415	403	426	407
Denominator for diluted earnings per adjusted weighted-average common shares	45,356	48,328	46,041	49,435

Per common share net income (loss)
Basic	$6.05	$4.85	$18.64	$18.09
Diluted	$6.00	$4.81	$18.47	$17.94

(1) Basic weighted-average common shares outstanding	44,941	47,925	45,615	49,028
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	45,419	48,370	46,086	49,465
Percentage allocated to common shareholders	98.9%	99.1%	99.0%	99.1%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2014 and 2013.

All outstanding options expire on or between September 21, 2015 and September 19, 2022.

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

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
	$144,415	$144,734

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

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
	$31,338	$30,664

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(84,122)	$10,309	$(73,813)	$75,275	$(9,777)	$65,498
URA(D) on securities - OTTI	(261)	-	(261)	(180)	-	(180)
Reclassification of net realized losses (gains) included in net income (loss)	(7,024)	1,340	(5,684)	(1,938)	297	(1,641)
Foreign currency translation adjustments	(38,998)	4,024	(34,974)	(42,998)	4,624	(38,374)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,269	(444)	825	3,640	(1,274)	2,366
Total other comprehensive income (loss)	$(129,136)	$15,229	$(113,907)	$33,799	$(6,130)	$27,669

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(25,661)	$4,880	$(20,781)	$(392,324)	$53,433	$(338,891)
URA(D) on securities - OTTI	(144)	-	(144)	(1,516)	140	(1,376)
Reclassification of net realized losses (gains) included in net income (loss)	(1,892)	300	(1,592)	(8,925)	1,414	(7,511)
Foreign currency translation adjustments	(9,056)	3,143	(5,913)	(20,262)	7,034	(13,228)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,262	(792)	1,470	6,402	(2,241)	4,161
Total other comprehensive income (loss)	$(34,491)	$7,531	$(26,960)	$(416,625)	$59,780	$(356,845)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2014	2013	2014	2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(7,024)	$(1,892)	$(1,938)	$(8,925)	Other net realized capital gains (losses)
	1,340	300	297	1,414	Income tax expense (benefit)
	$(5,684)	$(1,592)	$(1,641)	$(7,511)	Net income (loss)

Benefit plan net gain (loss)	$1,269	$2,262	$3,640	$6,402	Other underwriting expenses
	(444)	(792)	(1,274)	(2,241)	Income tax expense (benefit)
	$825	$1,470	$2,366	$4,161	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2014	2013
Beginning balance of URA (D) on securities	$201,154	$603,928
Current period change in URA (D) of investments - temporary	63,857	(401,335)
Current period change in URA (D) of investments - non-credit OTTI	(180)	(1,439)
Ending balance of URA (D) on securities	264,831	201,154

Beginning balance of foreign currency translation adjustments	(4,530)	(4,368)
Current period change in foreign currency translation adjustments	(38,374)	(162)
Ending balance of foreign currency translation adjustments	(42,904)	(4,530)

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	2,366	23,615
Ending balance of benefit plan net gain (loss)	(36,530)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$185,397	$157,728

(Some amounts may not reconcile due to rounding.)

11.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Credit facility fees incurred	$132	$243	$527	$720

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2014, was $5,028,551 thousand.  As of September 30, 2014, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2014			At December 31, 2013
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	499,366	12/31/2014	600,000	502,059	12/31/2014
Total Wells Fargo Bank Group Credit Facility		$800,000	$499,366		$800,000	$502,059

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2014			At December 31, 2013
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2014	$300,000	$119	8/30/2014
		70,708	12/31/2014		3,672	11/24/2014
		124	8/30/2015		79,336	12/31/2014
		4,107	12/31/2015		1,045	12/31/2015
		145,638	9/30/2018		22,800	12/31/2017
		-			129,147	3/30/2018
Total Citibank Bilateral Agreement	$300,000	$224,249		$300,000	$236,119

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  Citibank N.A. was the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility was used for liquidity and general corporate purposes.  The Holdings Credit Facility provided for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate meant a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees paid for the Holdings Credit Facility depended upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility required Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$-	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		-				851		12/31/2014

Total Citibank Holdings Credit Facility	$-	$-			$150,000	$851

12.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2014, the total amount on deposit in trust accounts was $305,386 thousand.

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

				September 30, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,998	$250,485	$249,958	$259,130
4.868% Senior notes	06/05/2014	06/01/2044	400,000	400,000	395,824	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Capitalized costs of approximately $4,300 thousand related to the issuance of the senior notes will be expensed over the 30 year life of the notes.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$8,256	$3,388	$16,385	$10,163

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,363	$257,763	$238,361	$233,292

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company’s 5.40% senior notes due October 15, 2014, the Company’s 4.868% senior notes, due on June 1, 2044, will become the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense incurred	$-	$-	$-	$8,181

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

The following tables present the underwriting results for the operating segments for the periods indicated:
	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$640,660	$520,759	$1,573,776	$1,373,917
Net written premiums	615,078	519,020	1,536,114	1,371,698

Premiums earned	$559,488	$448,979	$1,478,258	$1,232,959
Incurred losses and LAE	249,004	224,925	701,473	660,671
Commission and brokerage	123,432	92,039	339,166	265,092
Other underwriting expenses	12,118	12,013	33,054	32,541
Underwriting gain (loss)	$174,934	$120,002	$404,565	$274,655

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$406,254	$331,511	$1,181,513	$977,173
Net written premiums	352,608	330,245	977,235	972,296

Premiums earned	$320,020	$310,392	$958,399	$948,440
Incurred losses and LAE	236,559	212,990	604,166	558,518
Commission and brokerage	73,143	71,530	215,716	220,039
Other underwriting expenses	8,758	8,722	24,683	24,319
Underwriting gain (loss)	$1,560	$17,150	$113,834	$145,564

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$205,342	$224,696	$573,793	$597,799
Net written premiums	189,447	223,616	548,210	589,128

Premiums earned	$181,754	$183,992	$546,699	$554,142
Incurred losses and LAE	108,961	123,805	310,602	327,421
Commission and brokerage	48,421	46,791	140,968	135,506
Other underwriting expenses	9,360	8,090	25,805	24,616
Underwriting gain (loss)	$15,012	$5,306	$69,324	$66,599

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$364,111	$374,866	$911,242	$943,935
Net written premiums	310,690	304,849	802,431	806,927

Premiums earned	$290,518	$273,113	$742,038	$721,227
Incurred losses and LAE	239,823	206,467	557,047	525,811
Commission and brokerage	40,418	37,083	114,535	101,919
Other underwriting expenses	31,311	29,771	83,672	84,967
Underwriting gain (loss)	$(21,034)	$(208)	$(13,216)	$8,530

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross written premiums	$50,334	$13,152	$109,163	$13,152
Net written premiums	49,757	11,417	98,666	11,417

Premiums earned	$38,218	$9,279	$81,411	$9,279
Incurred losses and LAE	3,410	1,915	19,575	1,915
Commission and brokerage	5,105	1,144	9,823	1,144
Other underwriting expenses	1,566	1,264	4,951	1,264
Underwriting gain (loss)	$28,137	$4,956	$47,062	$4,956

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Underwriting gain (loss)	$198,609	$147,206	$621,569	$500,304
Net investment income	142,143	127,872	396,524	422,382
Net realized capital gains (losses)	(9,448)	44,958	70,694	205,598
Net derivative gain (loss)	1,855	5,639	3,968	33,005
Corporate expenses	(9,958)	(4,758)	(18,802)	(16,643)
Interest, fee and bond issue cost amortization expense	(12,424)	(7,637)	(28,970)	(38,480)
Other income (expense)	11,332	(2,726)	(5,835)	(3,318)
Income (loss) before taxes	$322,109	$310,554	$1,039,148	$1,102,848

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
United Kingdom	$199,052	$167,645	$536,928	$434,788

No other country represented more than 5% of the Company’s revenues.

17.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2014, no share-based compensation awards were granted.

18.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$2,460	$2,794	$7,381	$8,251
Interest cost	2,542	2,144	7,625	6,292
Expected return on plan assets	(2,822)	(2,124)	(8,468)	(6,367)
Amortization of prior service cost	13	12	38	37
Amortization of net (income) loss	1,173	2,064	3,356	5,872
FAS 88 settlement charge	5,269	-	5,269	-
Net periodic benefit cost	$8,635	$4,890	$15,201	$14,085

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$407	$462	$1,221	$1,460
Interest cost	342	291	1,026	845
Amortization of net (income) loss	82	185	246	493
Net periodic benefit cost	$831	$938	$2,493	$2,798

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2014 and 2013.

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

21.  SUBSEQUENT EVENTS

The Company will be entering into a reinsurance agreement with Kilimanjaro Re Limited (“Kilimanjaro”) to provide the Company with earthquake-only catastrophe reinsurance coverage.  Kilimanjaro will fund the reinsurance coverage through the issuance of a catastrophe reinsurance bond, with estimated proceeds of $500,000 thousand.

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

Catastrophe rates tend to fluctuate by global region, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which has resulted in higher catastrophe rates in these areas.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition is putting downward pressure on rates in certain geographical areas resulting in lower rates for most catastrophe coverages in 2014.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2014	2013	(Decrease)	2014	2013	(Decrease)
Gross written premiums	$1,666.7	$1,465.0	13.8%	$4,349.5	$3,906.0	11.4%
Net written premiums	1,517.6	1,389.1	9.2%	3,962.7	3,751.5	5.6%

REVENUES:
Premiums earned	$1,390.0	$1,225.8	13.4%	$3,806.8	$3,466.0	9.8%
Net investment income	142.1	127.9	11.2%	396.5	422.4	-6.1%
Net realized capital gains (losses)	(9.4)	45.0	-121.0%	70.7	205.6	-65.6%
Net derivative gain (loss)	1.9	5.6	-67.1%	4.0	33.0	-88.0%
Other income (expense)	11.3	(2.7)	NM	(5.8)	(3.3)	75.9%
Total revenues	1,535.9	1,401.5	9.6%	4,272.2	4,123.7	3.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	837.8	770.1	8.8%	2,192.9	2,074.3	5.7%
Commission, brokerage, taxes and fees	290.5	248.6	16.9%	820.2	723.7	13.3%
Other underwriting expenses	63.1	59.9	5.4%	172.2	167.7	2.7%
Corporate expenses	10.0	4.8	109.3%	18.8	16.6	13.0%
Interest, fees and bond issue cost amortization expense	12.4	7.6	62.7%	29.0	38.5	-24.7%
Total claims and expenses	1,213.8	1,090.9	11.3%	3,233.0	3,020.9	7.0%

INCOME (LOSS) BEFORE TAXES	322.1	310.6	3.7%	1,039.1	1,102.8	-5.8%
Income tax expense (benefit)	20.9	72.0	-71.0%	137.9	204.3	-32.5%
NET INCOME (LOSS)	$301.3	$238.5	26.3%	$901.2	$898.5	0.3%
Net (income) loss attributable to noncontrolling interests	(26.3)	(3.8)	NM	(42.2)	(3.8)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$274.9	$234.8	17.1%	$859.0	$894.7	-4.0%

			Point			Point
RATIOS:			Change			Change
Loss ratio	60.3%	62.8%	(2.5)	57.6%	59.8%	(2.2)
Commission and brokerage ratio	20.9%	20.3%	0.6	21.5%	20.9%	0.6
Other underwriting expense ratio	4.5%	4.9%	(0.4)	4.6%	4.9%	(0.3)
Combined ratio	85.7%	88.0%	(2.3)	83.7%	85.6%	(1.9)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2014	2013	(Decrease)
Balance sheet data:
Total investments and cash				$17,598.7	$16,596.5	6.0%
Total assets				21,487.2	19,808.0	8.5%
Loss and loss adjustment expense reserves				9,795.4	9,673.2	1.3%
Total debt				888.4	488.3	81.9%
Total liabilities				13,700.6	12,746.4	7.5%
Redeemable noncontrolling interests - Mt. Logan Re				404.4	93.4	NM
Shareholders' equity				7,382.2	6,968.3	5.9%
Book value per share				163.14	146.57	11.3%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 13.8% to $1,666.7 million for the three months ended September 30, 2014, compared to $1,465.0 million for the three months ended September 30, 2013, reflecting a $175.3 million, or 16.3%, increase in our reinsurance business and an increase of $37.2 million from the Mt. Logan Re segment, while our insurance business decreased $10.8 million, or 2.9%.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  Gross written premiums increased by 11.4% to $4,349.5 million for the nine months ended September 30, 2014, compared to $3,906.0 million for the nine months ended September 30, 2013, reflecting a $380.2 million, or 12.9%, increase in our reinsurance business and $96.0 million from the Mt. Logan Re segment, which commenced operations in the third quarter of 2013, partially offset by a $32.7 million, or 3.5%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts, contracts with catastrophe exposed risks and mortgage guaranty business.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.

Net written premiums increased by 9.2% to $1,517.6 million for the three months ended September 30, 2014 compared to $1,389.1 million for the three months ended September 30, 2013, and increased by 5.6% to $3,962.7 million for the nine months ended September 30, 2014 compared to $3,751.5 million for the nine months ended September 30, 2013.  The variance between the increase in gross written premiums compared to the increase in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased by 13.4% to $1,390.0 million for the three months ended September 30, 2014, compared to $1,225.8 million for the three months ended September 30, 2013 and increased by 9.8% to $3,806.8 million for the nine months ended September 30, 2014, compared to $3,466.0 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 11.2% to $142.1 million for the three months ended September 30, 2014, compared with net investment income of $127.9 million for the three months ended September 30, 2013.  Net investment income decreased by 6.1% to $396.5 million for the nine months ended September 30, 2014, compared with net investment income of $422.4 million for the nine months ended September 30, 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.4% and 3.2% for the three and nine months ended September 30, 2014, respectively, compared to 3.3% and 3.6% for the three and nine months ended September 30, 2013, respectively.  The increase in income and yield for the three months ended September 30, 2014 compared to 2013 was primarily due to an increase in our limited partnership income.  The decline in income and yield for the nine months ended September 30, 2014 compared to 2013 was primarily the result of a decrease in our limited partnership income and lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses).  Net realized capital losses were $9.4 million and net realized capital gains were $45.0 million for the three months ended September 30, 2014 and 2013, respectively.  The $9.4 million was comprised of $14.7 million of net losses from fair value re-measurements on fixed maturity and equity securities and $0.1 million of other-than-temporary impairments, partially offset by $5.4 million of net realized capital gain from sales on our fixed maturity and equity securities.  The net realized capital gains of $45.0 million for the three months ended September 30, 2013, were the result of $41.2 million of net gains from fair value re-measurements and $3.7 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $70.7 million and $205.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The $70.7 million was comprised of $69.6 million of net gains from fair value re-measurements on fixed maturity and equity securities and $1.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments.  The net realized capital gains of $205.6 million for the nine months ended September 30, 2013, were the result of $170.7 million of net gains from fair value re-measurements and $35.1 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.2 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $1.9 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, and net derivative gains of $5.6 million and $33.0 million for the three and nine months ended September 30, 2013, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $11.3 million and other expense of $5.8 million for the three and nine months ended September 30, 2014, respectively.  We recorded other expense of $2.7 million and $3.3 million for the three and nine months ended September 30, 2013, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional (a)	$807.3	58.1%		$0.5	0.0%		$807.8	58.1%
Catastrophes	30.0	2.2%		-	0.0%		30.0	2.2%
Total	$837.3	60.3%		$0.5	0.0%		$837.8	60.3%

2013
Attritional (a)	$694.9	56.7%		$0.2	0.0%		$695.1	56.7%
Catastrophes	75.0	6.1%		-	0.0%		75.0	6.1%
Total	$769.9	62.8%		$0.2	0.0%		$770.1	62.8%

Variance 2014/2013
Attritional (a)	$112.4	1.4	pts	$0.3	-	pts	$112.7	1.4	pts
Catastrophes	(45.0)	(3.9)	pts	-	-	pts	(45.0)	(3.9)	pts
Total	$67.4	(2.5)	pts	$0.3	-	pts	$67.7	(2.5)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional (a)	$2,120.8	55.7%		$(2.9)	-0.1%		$2,117.9	55.6%
Catastrophes	75.0	2.0%		-	0.0%		75.0	2.0%
Total	$2,195.8	57.7%		$(2.9)	-0.1%		$2,192.9	57.6%

2013
Attritional (a)	$1,910.2	55.0%		$(0.9)	0.0%		$1,909.3	55.0%
Catastrophes	165.0	4.8%		-	0.0%		165.0	4.8%
Total	$2,075.2	59.8%		$(0.9)	0.0%		$2,074.3	59.8%

Variance 2014/2013
Attritional (a)	$210.6	0.7	pts	$(2.0)	(0.1)	pts	$208.6	0.6	pts
Catastrophes	(90.0)	(2.8)	pts	-	-	pts	(90.0)	(2.8)	pts
Total	$120.6	(2.1)	pts	$(2.0)	(0.1)	pts	$118.6	(2.2)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.8% to $837.8 million for the three months ended September 30, 2014 compared to $770.1 million for the three months ended September 30, 2013, primarily due to increases in current year attritional losses, partially offset by a reduction in current year catastrophe losses.  The increase in current year attritional losses of $112.4 million is primarily due to the impact of the increase in premiums earned.  The $30.0 million of current year catastrophe losses for the three months ended September 30, 2014 represented 2.2 points and related to Hurricane Odile ($20.0 million) and the Chilean earthquake ($10.0 million).  The $75.0 million of current year catastrophe losses for the three months ended September 30, 2013 represented 6.1 points and related to Canadian floods ($55.0 million) and German hailstorms ($20.0 million).

Incurred losses and LAE increased by 5.7% to $2,192.9 million for the nine months ended September 30, 2014 compared to $2,074.3 million for the nine months ended September 30, 2013, primarily due to increases in current year attritional losses, partially offset by a reduction in current year catastrophe losses. The increase in current year attritional losses of $210.6 million is primarily due to the impact of the increase in premiums earned.  The $75.0 million of current year catastrophe losses for the nine months ended September 30, 2014 represented 2.0 points and related to the Japan snowstorm ($30.0 million), the

Chilean earthquake ($25.0 million) and Hurricane Odile ($20.0 million).  The $165.0 million of current year catastrophe losses for the nine months ended September 30, 2013 represented 4.8 points and related to Canadian floods ($75.0 million), U.S. storms ($50.0 million), European floods ($20.0 million) and German hailstorms ($20.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 16.9% to $290.5 million for the three months ended September 30, 2014 compared to $248.6 million for the three months ended September 30, 2013.  Commission, brokerage, taxes and fees increased by 13.3% to $820.2 million for the nine months ended September 30, 2014 compared to $723.7 million for the nine months ended September 30, 2013.  These changes were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $63.1 million and $59.9 million for the three months ended September 30, 2014 and 2013, respectively.  Other underwriting expenses were $172.2 million and $167.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $10.0 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, and $18.8 million and $16.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases in corporate expenses were mainly due to higher compensation and benefit expenses.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $12.4 million and $7.6 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the impact of the issuance of $400.0 million of senior notes in June 2014.   Interest, fees and other bond amortization expense was $29.0 million and $38.5 million for the nine months ended September 30, 2014 and 2013, respectively.  The decreases were primarily due to the redemption of $329.9 million of trust preferred securities in May 2013, partially offset by the impact of the issuance of $400.0 million of senior notes in June 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $20.9 million and $72.0 million for the three months ended September 30, 2014 and 2013, respectively, and income tax expenses of $137.9 million and $204.3 million for the nine months ended September 30, 2014 and 2013, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate (“AETR”) method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 is primarily due to lower net realized capital gains in the U.S. and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $301.3 million and $238.5 million for the three months ended September 30, 2014 and 2013, respectively.  Our net income was $901.2 million and $898.5 million for the nine months ended September 30, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $274.9 million and $234.8 million for the three months ended September 30, 2014 and 2013, respectively.  Our net income attributable to Everest Re Group was $859.0 million and $894.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio decreased by 2.3 points to 85.7% for the three months ended September 30, 2014 compared to 88.0% for the three months ended September 30, 2013, and decreased by 1.9 points to 83.7% for the nine months ended September 30, 2014 compared to 85.6% for the nine months ended September 30, 2013.  The loss ratio components decreased 2.5 points and 2.2 points for the three and nine months ended September 30, 2014, respectively, over the same periods last year, primarily due to lower current year catastrophe losses.  The commission and brokerage ratio components increased by 0.6 points for the three and nine months ended September 30, 2014, over the same periods last year, primarily due to changes in the mix of business.  The other underwriting expense ratio components decreased slightly by 0.4 points and 0.3 points for the three and nine months ended September 30, 2014, respectively, over the same periods last year.

Shareholders’ Equity.
Shareholders’ equity increased by $413.9 million to $7,382.2 million at September 30, 2014 from $6,968.3 million at December 31, 2013, principally as a result of $859.0 million of net income attributable to Everest Re Group, $63.7 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $30.2 million and $2.4 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.6 million common shares for $399.9 million, $103.0 million of shareholder dividends and $38.4 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 11.2% to $142.1 million for the three months ended September 30, 2014 compared to $127.9 million for the three months ended September 30, 2013, primarily due to an increase in income from our limited partnership investments.  Net investment income decreased by 6.1% to $396.5 million for the nine months ended September 30, 2014 compared to $422.4 million for the nine months ended September 30, 2013, primarily due to a decline in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Fixed maturities	$115.1	$117.8	$348.9	$358.8
Equity securities	11.1	10.3	36.1	32.9
Short-term investments and cash	0.3	0.3	1.2	0.8
Other invested assets
Limited partnerships	21.7	4.6	25.7	41.6
Other	0.9	1.1	3.2	5.3
Gross investment income before adjustments	149.0	134.1	415.1	439.5
Funds held interest income (expense)	1.8	1.7	6.9	8.0
Future policy benefit reserve income (expense)	(0.5)	(0.4)	(0.9)	(1.5)
Gross investment income	150.3	135.4	421.0	445.9
Investment expenses	(8.2)	(7.6)	(24.5)	(23.5)
Net investment income	$142.1	$127.9	$396.5	$422.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2014	2013
Imbedded pre-tax yield of cash and invested assets	3.0%	3.2%
Imbedded after-tax yield of cash and invested assets	2.5%	2.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Annualized pre-tax yield on average cash and invested assets	3.4%	3.3%	3.2%	3.6%
Annualized after-tax yield on average cash and invested assets	2.7%	2.8%	2.7%	3.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	2014	2013	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$12.7	$7.7	$5.0	$27.5	$26.3	$1.2
Losses	(5.5)	(5.8)	0.3	(23.9)	(19.8)	(4.1)
Total	7.3	1.9	5.4	3.7	6.5	(2.8)

Fixed maturity securities, fair value:
Gains	0.1	-	0.1	1.3	0.4	0.9
Losses	-	-	-	(0.3)	(0.3)	-
Total	0.1	-	0.1	1.0	0.1	0.9

Equity securities, market value:
Gains	-	-	-	-	3.0	(3.0)
Losses	(0.1)	-	(0.1)	(1.2)	(0.3)	(0.9)
Total	(0.1)	-	(0.1)	(1.2)	2.6	(3.8)

Equity securities, fair value:
Gains	2.5	3.9	(1.4)	13.0	33.5	(20.5)
Losses	(4.4)	(2.2)	(2.2)	(14.9)	(7.7)	(7.2)
Total	(1.9)	1.8	(3.7)	(1.9)	25.9	(27.8)

Total net realized capital gains (losses) from sales:
Gains	15.4	11.8	3.6	41.9	63.2	(21.3)
Losses	(10.0)	(7.9)	(2.1)	(40.3)	(28.0)	(12.3)
Total	5.4	3.7	1.7	1.6	35.1	(33.5)

Other-than-temporary impairments:	(0.1)	-	(0.1)	(0.5)	(0.2)	(0.3)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.9)	0.6	(1.5)	(0.9)	(1.0)	0.1
Equity securities, fair value	(13.8)	40.7	(54.5)	70.5	171.7	(101.2)
Total	(14.7)	41.2	(56.0)	69.6	170.7	(101.1)

Total net realized capital gains (losses)	$(9.4)	$45.0	$(54.4)	$70.7	$205.6	$(134.9)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $9.4 million and net realized capital gains were $45.0 million for the three months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014, we recorded $14.7 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $0.1 million of other-than-temporary impairments, partially offset by $5.4 million of net realized capital gains from sales of fixed maturity and equity securities. For the three months ended September 30, 2013, we recorded $41.2 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $3.7 million of net realized capital gains from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

Net realized capital gains were $70.7 million and $205.6 million for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, we recorded $69.6 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $1.6 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.5 million of other-than-temporary impairments.  For the nine months ended September 30, 2013, we recorded $170.7 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $35.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the nine months ended September 30, 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$640.7	$520.8	$119.9	23.0%	$1,573.8	$1,373.9	$199.9	14.5%
Net written premiums	615.1	519.0	96.1	18.5%	1,536.1	1,371.7	164.4	12.0%

Premiums earned	$559.5	$449.0	$110.5	24.6%	$1,478.3	$1,233.0	$245.3	19.9%
Incurred losses and LAE	249.0	224.9	24.1	10.7%	701.5	660.7	40.8	6.2%
Commission and brokerage	123.4	92.0	31.4	34.1%	339.2	265.1	74.1	27.9%
Other underwriting expenses	12.1	12.0	0.1	0.9%	33.1	32.5	0.5	1.6%
Underwriting gain (loss)	$174.9	$120.0	$54.9	45.8%	$404.6	$274.7	$129.9	47.3%

				Point Chg				Point Chg
Loss ratio	44.5%	50.1%		(5.6)	47.5%	53.6%		(6.1)
Commission and brokerage ratio	22.1%	20.5%		1.6	22.9%	21.5%		1.4
Other underwriting expense ratio	2.1%	2.7%		(0.6)	2.2%	2.6%		(0.4)
Combined ratio	68.7%	73.3%		(4.6)	72.6%	77.7%		(5.1)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 23.0% to $640.7 million for the three months ended September 30, 2014 from $520.8 million for the three months ended September 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 18.5% to $615.1 million for the three months ended September 30, 2014 compared to $519.0 million for the three months ended September 30, 2013, which is in line with the increase in gross written premiums.  Premiums earned increased 24.6% to $559.5 million for the three months ended September 30, 2014 compared to $449.0 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 14.5% to $1,573.8 million for the nine months ended September 30, 2014 from $1,373.9 million for the nine months ended September 30, 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks and mortgage guaranty business.  Net written premiums increased by 12.0% to $1,536.1 million for the nine months ended September 30, 2014 compared to $1,371.7 million for the nine months ended September 30, 2013, which is in line with the increase in gross written premiums.  Premiums earned increased 19.9% to $1,478.3 million for the nine months ended September 30, 2014 compared to $1,233.0 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$246.7	44.1%		$1.3	0.2%		$248.1	44.3%
Catastrophes	-	0.0%		0.9	0.2%		0.9	0.2%
Total segment	$246.7	44.1%		$2.3	0.4%		$249.0	44.5%

2013
Attritional	$219.2	48.9%		$4.1	0.9%		$223.3	49.8%
Catastrophes	0.2	0.0%		1.4	0.3%		1.6	0.3%
Total segment	$219.4	48.9%		$5.5	1.2%		$224.9	50.1%

Variance 2014/2013
Attritional	$27.5	(4.8)	pts	$(2.8)	(0.7)	pts	$24.8	(5.5)	pts
Catastrophes	(0.2)	-	pts	(0.5)	(0.1)	pts	(0.7)	(0.1)	pts
Total segment	$27.3	(4.8)	pts	$(3.2)	(0.8)	pts	$24.1	(5.6)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$691.3	46.8%		$2.3	0.2%		$693.6	46.9%
Catastrophes	6.3	0.4%		1.5	0.1%		7.8	0.5%
Total segment	$697.7	47.2%		$3.8	0.3%		$701.5	47.5%

2013
Attritional	$588.1	47.7%		$2.9	0.2%		$591.0	47.9%
Catastrophes	55.2	4.5%		14.5	1.2%		69.7	5.7%
Total segment	$643.3	52.2%		$17.4	1.4%		$660.7	53.6%

Variance 2014/2013
Attritional	$103.2	(0.9)	pts	$(0.6)	-	pts	$102.6	(1.0)	pts
Catastrophes	(48.9)	(4.1)	pts	(13.0)	(1.1)	pts	(61.9)	(5.2)	pts
Total segment	$54.4	(5.0)	pts	$(13.6)	(1.1)	pts	$40.8	(6.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 10.7% to $249.0 million for the three months ended September 30, 2014 compared to $224.9 million for the three months ended September 30, 2013, primarily due to the increase in current year attritional losses of $27.5 million resulting primarily from the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended September 30, 2014. The $0.2 million of current year catastrophe losses for the three months ended September 30, 2013 were related to the Canadian floods.

Incurred losses increased by 6.2% to $701.5 million for the nine months ended September 30, 2014 compared to $660.7 million for the nine months ended September 30, 2013, primarily due to the increase in current year attritional losses of $103.2 million resulting primarily from to the impact of the increase in premiums earned, partially offset by a decrease of $48.9 million in current year catastrophe losses and a decrease of $13.0 million in prior year catastrophe losses.  The $6.3 million of current year catastrophe losses for the nine months ended September 30, 2014 related to the Japan snowstorm ($6.3 million).  The $55.2 million of current year catastrophe losses for the nine months ended September 30, 2013, were mainly due to U.S. Storms ($50.0 million) and the European floods ($5.0 million).

Segment Expenses.  Commission and brokerage expenses increased by 34.1% to $123.4 million for the three months ended September 30, 2014 compared to $92.0 million for the three months ended September 30, 2013.  Commission and brokerage expenses increased by 27.9% to $339.2 million for the nine months ended September 30, 2014 compared to $265.1 million for the nine months ended September 30, 2013.  These variances were due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased slightly to $12.1 million for the three months ended September 30, 2014 from $12.0 million for the three months ended September 30, 2013 and increased slightly to $33.1 million for the nine months ended September 30, 2014 from $32.5 million for the nine months ended September 30, 2013.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$406.3	$331.5	$74.7	22.5%	$1,181.5	$977.2	$204.3	20.9%
Net written premiums	352.6	330.2	22.4	6.8%	977.2	972.3	4.9	0.5%

Premiums earned	$320.0	$310.4	$9.6	3.1%	$958.4	$948.4	$10.0	1.1%
Incurred losses and LAE	236.6	213.0	23.6	11.1%	604.2	558.5	45.6	8.2%
Commission and brokerage	73.1	71.5	1.6	2.3%	215.7	220.0	(4.3)	-2.0%
Other underwriting expenses	8.8	8.7	-	0.4%	24.7	24.3	0.4	1.5%
Underwriting gain (loss)	$1.6	$17.2	$(15.6)	-90.9%	$113.8	$145.6	$(31.7)	-21.8%

				Point Chg				Point Chg
Loss ratio	73.9%	68.6%		5.3	63.0%	58.9%		4.1
Commission and brokerage ratio	22.9%	23.0%		(0.1)	22.5%	23.2%		(0.7)
Other underwriting expense ratio	2.7%	2.9%		(0.2)	2.6%	2.6%		-
Combined ratio	99.5%	94.5%		5.0	88.1%	84.7%		3.4

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 22.5% to $406.3 million for the three months ended September 30, 2014 compared to $331.5 million for the three months ended September 30, 2013, primarily due new quota share contracts.  Net written premiums increased by 6.8% to $352.6 million for the three months ended September 30, 2014 compared to $330.2 million for the three months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased 3.1% to $320.0 million for the three months ended September 30, 2014 compared to $310.4 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 20.9% to $1,181.5 million for the nine months ended September 30, 2014 compared to $977.2 million for the nine months ended September 30, 2013, primarily due to new quota share contracts, partially offset by a negative $29.9 million impact of foreign exchange movements year over year.  Net written premiums increased by 0.5% to $977.2 million for the nine months ended September 30, 2014 compared to $972.3 million for the nine months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased 1.1% to $958.4 million for the nine months ended September 30, 2014 compared to $948.4 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$213.0	66.5%		$(4.6)	-1.4%		$208.4	65.1%
Catastrophes	29.3	9.2%		(1.2)	-0.4%		28.1	8.8%
Total segment	$242.3	75.7%		$(5.8)	-1.8%		$236.6	73.9%

2013
Attritional	$166.1	53.5%		$(3.9)	-1.3%		$162.1	52.2%
Catastrophes	52.7	17.0%		(1.8)	-0.6%		50.9	16.4%
Total segment	$218.8	70.5%		$(5.8)	-1.9%		$213.0	68.6%

Variance 2014/2013
Attritional	$46.9	13.0	pts	$(0.7)	(0.1)	pts	$46.3	12.9	pts
Catastrophes	(23.4)	(7.8)	pts	0.6	0.2	pts	(22.8)	(7.6)	pts
Total segment	$23.5	5.2	pts	$-	0.1	pts	$23.6	5.3	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$548.2	57.1%		$(4.7)	-0.5%		$543.5	56.6%
Catastrophes	63.9	6.7%		(3.3)	-0.3%		60.6	6.4%
Total segment	$612.1	63.8%		$(8.0)	-0.8%		$604.2	63.0%

2013
Attritional	$492.9	51.9%		$(5.9)	-0.6%		$487.0	51.3%
Catastrophes	72.7	7.7%		(1.2)	-0.1%		71.5	7.6%
Total segment	$565.6	59.6%		$(7.1)	-0.7%		$558.5	58.9%

Variance 2014/2013
Attritional	$55.3	5.2	pts	$1.2	0.1	pts	$56.5	5.3	pts
Catastrophes	(8.8)	(1.0)	pts	(2.1)	(0.2)	pts	(10.9)	(1.2)	pts
Total segment	$46.5	4.2	pts	$(0.9)	(0.1)	pts	$45.6	4.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.1% to $236.6 million for the three months ended September 30, 2014 compared to $213.0 million for the three months ended September 30, 2013, due primarily to the increase in current year attritional losses of $46.9 million, primarily due to increased losses in the Middle East, Africa and Latin America, partially offset by the decrease in current year catastrophe losses of $23.4 million.  The $29.3 million of current year catastrophe losses for the three months ended September 30, 2014 were due to Hurricane Odile ($19.7 million) and the Chilean earthquake ($9.6 million).  The $52.7 million of current year catastrophe losses for the three months ended September 30, 2013 were due to the Canadian floods.

Incurred losses and LAE increased by 8.2% to $604.2 million for the nine months ended September 30, 2014 compared to $558.5 million for the nine months ended September 30, 2013, due to the increase in current year attritional losses of $55.3 million, primarily due to increased losses in the Middle East, Africa and Latin America, partially offset by the decrease in current year catastrophe losses of $8.8 million.  The $63.9 million of current year catastrophe losses for the nine months ended September 30, 2014 were due to the Chilean earthquake ($24.2 million), Japan snowstorm ($20.0 million) and Hurricane Odile ($19.7 million).  The $72.7 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to the Canadian floods.

Segment Expenses. Commission and brokerage increased 2.3% to $73.1 million for the three months ended September 30, 2014 compared to $71.5 million for the three months ended September 30, 2013.  The increase was primarily due to the impact of the increase in premiums earned.  Commission and brokerage decreased 2.0% to $215.7 million for the nine months ended September 30, 2014 compared to $220.0 million for the nine months ended September 30, 2013.  This decrease was primarily due to the new quota share contracts which have lower net commission rates, partially offset by the impact of the increase in premiums earned.

Segment other underwriting expenses increased slightly to $8.8 million for the three months ended September 30, 2014 compared to $8.7 million for the three months ended September 30, 2013 and slightly increased to $24.7 million for the nine months ended September 30, 2014 compared to $24.3 million for the nine months ended September 30, 2013.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$205.3	$224.7	$(19.4)	-8.6%	$573.8	$597.8	$(24.0)	-4.0%
Net written premiums	189.4	223.6	(34.2)	-15.3%	548.2	589.1	(40.9)	-6.9%

Premiums earned	$181.8	$184.0	$(2.2)	-1.2%	$546.7	$554.1	$(7.4)	-1.3%
Incurred losses and LAE	109.0	123.8	(14.8)	-12.0%	310.6	327.4	(16.8)	-5.1%
Commission and brokerage	48.4	46.8	1.6	3.5%	141.0	135.5	5.5	4.0%
Other underwriting expenses	9.4	8.1	1.3	15.7%	25.8	24.6	1.2	4.8%
Underwriting gain (loss)	$15.0	$5.3	$9.7	182.9%	$69.3	$66.6	$2.7	4.1%

				Point Chg				Point Chg
Loss ratio	59.9%	67.3%		(7.4)	56.8%	59.1%		(2.3)
Commission and brokerage ratio	26.6%	25.4%		1.2	25.8%	24.5%		1.3
Other underwriting expense ratio	5.2%	4.4%		0.8	4.7%	4.4%		0.3
Combined ratio	91.7%	97.1%		(5.4)	87.3%	88.0%		(0.7)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 8.6% to $205.3 million for the three months ended September 30, 2014 compared to $224.7 million for the three months ended September 30, 2013, primarily due to the non-renewal of a casualty quota share contract.  Net written premiums decreased by 15.3% to $189.4 million for the three months ended September 30, 2014 compared to $223.6 million for the three months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts and cessions to Mt. Logan.  Premiums earned decreased 1.2% to $181.8 million for the three months ended September 30, 2014 compared to $184.0 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 4.0% to $573.8 million for the nine months ended September 30, 2014 compared to $597.8 million for the nine months ended September 30, 2013, primarily due to the non-renewal of a casualty quota share contract, partially offset by a favorable impact of foreign exchange movements year over year.  Net written premiums decreased by 6.9% to $548.2 million for the nine months ended September 30, 2014 compared to $589.1 million for the nine months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts and cessions to Mt. Logan.  Premiums earned decreased 1.3% to $546.7 million for the nine months ended September 30, 2014 compared to $554.1 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$108.8	59.8%		$-	0.0%		$108.8	59.8%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$108.8	59.8%		$0.2	0.1%		$109.0	59.9%

2013
Attritional	$103.3	56.1%		$-	0.0%		$103.3	56.1%
Catastrophes	20.0	10.9%		0.5	0.3%		20.5	11.2%
Total segment	$123.3	67.0%		$0.5	0.3%		$123.8	67.3%

Variance 2014/2013
Attritional	$5.5	3.7	pts	$-	-	pts	$5.5	3.7	pts
Catastrophes	(20.0)	(10.9)	pts	(0.3)	(0.2)	pts	(20.3)	(11.1)	pts
Total segment	$(14.5)	(7.2)	pts	$(0.3)	(0.2)	pts	$(14.8)	(7.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$313.7	57.4%		$(5.0)	-0.9%		$308.7	56.5%
Catastrophes	-	0.0%		1.9	0.3%		1.9	0.3%
Total segment	$313.7	57.4%		$(3.1)	-0.6%		$310.6	56.8%

2013
Attritional	$310.6	56.1%		$(5.0)	-0.9%		$305.6	55.2%
Catastrophes	35.0	6.3%		(13.2)	-2.4%		21.8	3.9%
Total segment	$345.6	62.4%		$(18.2)	-3.3%		$327.4	59.1%

Variance 2014/2013
Attritional	$3.1	1.3	pts	$-	-	pts	$3.1	1.3	pts
Catastrophes	(35.0)	(6.3)	pts	15.1	2.7	pts	(19.9)	(3.6)	pts
Total segment	$(31.9)	(5.0)	pts	$15.1	2.7	pts	$(16.8)	(2.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.0% to $109.0 million for the three months ended September 30, 2014 compared to $123.8 million for the three months ended September 30, 2013 primarily due to a $20.0 million decrease in current year catastrophe losses.  There were no current year catastrophe losses for the three months ended September 30, 2014.  The $20.0 million of current year catastrophe losses for the three months ended September 30, 2013 were due to the German hailstorms.

Incurred losses and LAE decreased by 5.1% to $310.6 million for the nine months ended September 30, 2014 compared to $327.4 million for the nine months ended September 30, 2013 primarily due to a $35.0 million decrease in current year catastrophe losses, partially offset by $15.1 million of less favorable prior year catastrophe development in 2014 compared to 2013, which mainly related to the 2011 Japan earthquake.  There were no current year catastrophe losses for the nine months ended September 30, 2014.  The $35.0 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to the German hailstorms ($20.0 million) and the European floods ($15.0 million).

Segment Expenses.  Commission and brokerage increased by 3.5% to $48.4 million for the three months ended September 30, 2014 compared to $46.8 million for the three months ended September 30, 2013.  Commission and brokerage increased by 4.0% to $141.0 million for the nine months ended September 30, 2014 compared to $135.5 million for the nine months ended September 30, 2013.  These increases are primarily due to higher commissions on business written through the Bermuda office.

Segment other underwriting expenses increased to $9.4 million for the three months ended September 30, 2014 compared to $8.1 million for the three months ended September 30, 2013.  Segment other underwriting expenses increased to $25.8 million for the nine months ended September 30, 2014 compared to $24.6 million for the nine months ended September 30, 2013.

Insurance.
The following tables present the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$364.1	$374.9	$(10.8)	-2.9%	$911.2	$943.9	$(32.7)	-3.5%
Net written premiums	310.7	304.8	5.8	1.9%	802.4	806.9	(4.5)	-0.6%

Premiums earned	$290.5	$273.1	$17.4	6.4%	$742.0	$721.2	$20.8	2.9%
Incurred losses and LAE	239.8	206.5	33.4	16.2%	557.0	525.8	31.2	5.9%
Commission and brokerage	40.4	37.1	3.3	9.0%	114.5	101.9	12.6	12.4%
Other underwriting expenses	31.3	29.8	1.5	5.2%	83.7	85.0	(1.3)	-1.5%
Underwriting gain (loss)	$(21.0)	$(0.2)	$(20.8)	NM	$(13.2)	$8.5	$(21.7)	NM

				Point Chg				Point Chg
Loss ratio	82.5%	75.6%		6.9	75.1%	72.9%		2.2
Commission and brokerage ratio	13.9%	13.6%		0.3	15.4%	14.1%		1.3
Other underwriting expense ratio	10.8%	10.9%		(0.1)	11.3%	11.8%		(0.5)
Combined ratio	107.2%	100.1%		7.1	101.8%	98.8%		3.0

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 2.9% to $364.1 million for the three months ended September 30, 2014 compared to $374.9 million for the three months ended September 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums increased by 1.9% to $310.7 million for the three months ended September 30, 2014 compared to $304.8 million for the three months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a lesser utilization of reinsurance, particularly on the crop business.  Premiums earned increased 6.4% to $290.5 million for the three months ended September 30, 2014 compared to $273.1 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 3.5% to $911.2 million for the nine months ended September 30, 2014 compared to $943.9 million for the nine months ended September 30, 2013.  This decrease was primarily driven by a decline in crop business.  Net written premiums decreased by 0.6% to $802.4 million for the nine months ended September 30, 2014 compared to $806.9 million for the nine months ended September 30, 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a lesser utilization of reinsurance, particularly on the crop business.  Premiums earned increased 2.9% to $742.0 million for the nine months ended September 30, 2014 compared to $721.2 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$236.1	81.2%		$3.7	1.3%		$239.8	82.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$236.1	81.2%		$3.7	1.3%		$239.8	82.5%

2013
Attritional	$204.5	74.9%		$-	0.0%		$204.5	74.9%
Catastrophes	2.1	0.8%		(0.1)	-0.1%		2.0	0.7%
Total segment	$206.6	75.7%		$(0.1)	-0.1%		$206.5	75.6%

Variance 2014/2013
Attritional	$31.6	6.3	pts	$3.7	1.3	pts	$35.3	7.6	pts
Catastrophes	(2.1)	(0.8)	pts	0.1	0.1	pts	(2.0)	(0.7)	pts
Total segment	$29.5	5.5	pts	$3.8	1.4	pts	$33.4	6.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$552.5	74.5%		$4.5	0.6%		$557.0	75.1%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$552.5	74.5%		$4.6	0.6%		$557.0	75.1%

2013
Attritional	$516.8	71.6%		$7.1	1.0%		$523.9	72.6%
Catastrophes	2.1	0.3%		(0.2)	0.0%		1.9	0.3%
Total segment	$518.9	71.9%		$6.9	1.0%		$525.8	72.9%

Variance 2014/2013
Attritional	$35.7	2.9	pts	$(2.6)	(0.4)	pts	$33.1	2.5	pts
Catastrophes	(2.1)	(0.3)	pts	0.3	-	pts	(1.8)	(0.3)	pts
Total segment	$33.6	2.6	pts	$(2.3)	(0.4)	pts	$31.2	2.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.2% to $239.8 million for the three months ended September 30, 2014 compared to $206.5 million for the three months ended September 30, 2013, mainly due to an increase of $31.6 million on current year attritional losses quarter over quarter, which were mainly related to the crop book of business.  There were no current year catastrophe losses for the three months ended September 30, 2014.  The $2.1 million of current year catastrophe losses for the three months ended September 30, 2013 were due to Canadian floods.

Incurred losses and LAE increased by 5.9% to $557.0 million for the nine months ended September 30, 2014 compared to $525.8 million for the nine months ended September 30, 2013, mainly due to an increase of $35.7 million on current year attritional losses year over year, which were mainly related to the crop book of business.  There were no current year catastrophe losses for the nine months ended September 30, 2014.  The $2.1 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to Canadian floods.

Segment Expenses Commission and brokerage increased by 9.0% to $40.4 million for the three months ended September 30, 2014 compared to $37.1 million for the three months ended September 30, 2013.  Commission and brokerage increased by 12.4% to $114.5 million for the nine months ended September 30, 2014 compared to $101.9 million for the nine months ended September 30, 2013.  The increases were primarily driven by the shift in the mix of premium away from crop business, which carries a lower commission rate than other insurance lines.

Segment other underwriting expenses increased to $31.3 million for the three months ended September 30, 2014 compared to $29.8 million for the three months ended September 30, 2013.  The quarter over quarter increase was mainly due to the impact of the increase in premiums earned.  Segment other underwriting expenses decreased to $83.7 million for the nine months ended September 30, 2014 compared to $85.0 million for the nine months ended September 30, 2013.  The year over year decrease was primarily due to lower employee related expenses.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the periods indicated.  The initial reporting period for this segment began in the third quarter of 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	% Change	2014	2013	Variance	% Change
Gross written premiums	$50.3	$13.2	$37.2	NM	$109.2	$13.2	$96.0	NM
Net written premiums	49.8	11.4	38.3	NM	98.7	11.4	87.2	NM

Premiums earned	$38.2	$9.3	$28.9	NM	$81.4	$9.3	$72.1	NM
Incurred losses and LAE	3.4	1.9	1.5	NM	19.6	1.9	17.7	NM
Commission and brokerage	5.1	1.1	4.0	NM	9.8	1.1	8.7	NM
Other underwriting expenses	1.6	1.3	0.3	NM	5.0	1.3	3.7	NM
Underwriting gain (loss)	$28.1	$5.0	$23.2	NM	$47.1	$5.0	$42.1	NM

				Point Chg				Point Chg
Loss ratio	8.9%	20.6%		(11.7)	24.0%	20.6%		3.4
Commission and brokerage ratio	13.4%	12.3%		1.1	12.1%	12.3%		(0.2)
Other underwriting expense ratio	4.1%	13.7%		(9.6)	6.1%	13.7%		(7.6)
Combined ratio	26.4%	46.6%		(20.2)	42.2%	46.6%		(4.4)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased to $50.3 million for the three months ended September 30, 2014 compared to $13.2 million for the three months ended September 30, 2013, as this segment continues to expand from its initial start-up in the third quarter of last year.  Net written premiums increased to $49.8 million for the three months ended September 30, 2014 compared to $11.4 million for the three months ended September 30, 2013, which is consistent with the change in gross written premiums.  Premiums earned increased to $38.2 million for the three months ended September 30, 2014 compared to $9.3 million for the three months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased to $109.2 million for the nine months ended September 30, 2014 compared to $13.2 million for the nine months ended September 30, 2013, as this segment continues to expand from its initial start-up in the third quarter of last year.  Net written premiums increased to $98.7 million for the nine months ended September 30, 2014 compared to $11.4 million for the nine months ended September 30, 2013, which is consistent with the change in gross written premiums.  Premiums earned increased to $81.4 million for the nine months ended September 30, 2014 compared to $9.3 million for the nine months ended September 30, 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$2.7	7.2%		$-	0.0%		$2.7	7.2%
Catastrophes	0.7	1.7%		-	0.0%		0.7	1.7%
Total segment	$3.4	8.9%		$-	0.0%		$3.4	8.9%

2013
Attritional	$1.9	20.1%		$-	0.0%		$1.9	20.1%
Catastrophes	0.1	0.5%		-	0.0%		0.1	0.5%
Total segment	$1.9	20.6%		$-	0.0%		$1.9	20.6%

Variance 2014/2013
Attritional	$0.8	(12.9)	pts	$-	-	pts	$0.8	(12.9)	pts
Catastrophes	0.6	1.2	pts	-	-	pts	0.6	1.2	pts
Total segment	$1.5	(11.7)	pts	$-	-	pts	$1.5	(11.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$15.0	18.4%		$-	0.0%		$15.0	18.4%
Catastrophes	4.7	5.8%		(0.2)	-0.2%		4.5	5.6%
Total segment	$19.8	24.2%		$(0.2)	-0.2%		$19.6	24.0%

2013
Attritional	$1.9	20.1%		$-	0.0%		$1.9	20.1%
Catastrophes	0.1	0.5%		-	0.0%		0.1	0.5%
Total segment	$1.9	20.6%		$-	0.0%		$1.9	20.6%

Variance 2014/2013
Attritional	$13.1	(1.7)	pts	$-	-	pts	$13.1	(1.7)	pts
Catastrophes	4.6	5.3	pts	(0.2)	(0.2)	pts	4.4	5.1	pts
Total segment	$17.9	3.6	pts	$(0.2)	(0.2)	pts	$17.7	3.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 78.1% to $3.4 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013, mainly due to the increase in current year attritional losses, resulting from the impact of the increase in premiums earned, and an increase in current year catastrophes.  The $0.7 million of current year catastrophe losses for the three months ended September 30, 2014 were due to the Chilean earthquake ($0.4 million) and Hurricane Odile ($0.3 million).  The $0.1 million of current year catastrophe losses for the three months ended September 30, 2013 were due to Canadian floods.

Incurred losses and LAE increased to $19.6 million for the nine months ended September 30, 2014 compared to $1.9 million for the nine months ended September 30, 2013, mainly due to the increase in current year attritional losses of $13.1 million, resulting from the impact of the increase in premiums earned, and an increase in current year catastrophes of $4.6 million.  The $4.7 million of current year catastrophe losses for the nine months ended September 30, 2014 were mainly due to the Japan snowstorm ($3.7 million), the Chilean earthquake ($0.8 million) and Hurricane Odile ($0.3 million).  The $0.1 million of current year catastrophe losses for the nine months ended September 30, 2013 were due to Canadian floods.

Segment Expenses Commission and brokerage increased to $5.1 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013.  Commission and brokerage increased to $9.8 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013.  The increases are primarily due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased slightly to $1.6 million for the three months ended September 30, 2014 compared to $1.3 million for the three months ended September 30, 2013.  Segment other underwriting expenses increased to $5.0 million for the nine months ended September 30, 2014 compared to $1.3 million for the nine months ended September 30, 2013.  The increases are primarily due to the impact of the increase in premiums earned and increased operations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,598.7 million at September 30, 2014, an increase of $1,002.2 million compared to $16,596.5 million at December 31, 2013.  This increase was primarily the result of $925.9 million of cash flows from operations, $400.0 million from issuance of senior notes, $136.2 million from external third party net capital investment into Mt. Logan Re, $73.2 million of pre-tax unrealized appreciation, $69.6 million in fair value re-measurements, $24.4 million in equity adjustments of our limited partnership investments, $15.5 million from common share issuance under share based compensation plans, net of expense incurred and $13.5 million of unsettled securities, partially offset by $399.9 million paid for share repurchases, $103.0 million paid out in dividends to shareholders, $64.7 million due to fluctuations in foreign currencies, $38.0 million of amortization bond premium and $10.3 million paid out in dividends to third party investors in redeemable noncontrolling interests.

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

Our global portfolio included $1,579.8 million of foreign government securities at September 30, 2014, of which $673.0 million were European sovereign securities.  Approximately 59.3%, 17.6% and 6.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2014.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.2% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2014		At December 31, 2013
Fixed maturities, market value	$13,643.3	77.5%	$12,636.9	76.1%
Fixed maturities, fair value	18.4	0.1%	19.4	0.1%
Equity securities, market value	146.1	0.8%	144.1	0.9%
Equity securities, fair value	1,341.1	7.6%	1,462.1	8.8%
Short-term investments	1,496.7	8.5%	1,214.2	7.3%
Other invested assets	551.2	3.2%	508.4	3.1%
Cash	401.8	2.3%	611.4	3.7%
Total investments and cash	$17,598.7	100.0%	$16,596.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2014	December 31, 2013
Fixed income portfolio duration (years)	3.0	3.2
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.0%	3.2%
Imbedded end of period yield, after-tax	2.5%	2.8%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2014	December 31, 2013
Fixed income portfolio total return	3.0%	0.4%
Barclay's Capital - U.S. aggregate index	4.1%	-2.0%

Common equity portfolio total return	6.3%	22.4%
S&P 500 index	8.3%	32.4%

Other invested asset portfolio total return	8.8%	16.9%

The pre-tax equivalent total return for the bond portfolio was approximately 3.1% and 0.6%, respectively, at September 30, 2014 and December 31, 2013.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.
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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $776.5 million at September 30, 2014 and $540.9 million at December 31, 2013.  At September 30, 2014, $179.5 million, or 23.1%, was receivable from Federal Crop Insurance Company; $112.3 million, or 14.5%, was receivable from C.V. Starr (Bermuda); $82.5 million, or 10.6%, was receivable from Resolution Group Reinsurance (Barbados) Limited and $41.0 million, or 5.3%, was receivable from Transatlantic Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,795.4 million at September 30, 2014 and $9,673.2 million at December 31, 2013.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,432.0	$1,977.8	$3,409.8	34.8%
International	969.4	848.7	1,818.1	18.6%
Bermuda	826.6	1,211.8	2,038.4	20.8%
Insurance	939.4	1,220.8	2,160.2	22.0%
Mt. Logan Re	7.5	11.8	19.4	0.2%
Total excluding A&E	4,175.0	5,270.9	9,445.9	96.4%
A&E	251.9	97.7	349.6	3.6%
Total including A&E	$4,426.9	$5,368.6	$9,795.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,522.5	$1,819.0	$3,341.5	34.5%
International	1,007.4	686.5	1,694.0	17.5%
Bermuda	885.3	1,166.3	2,051.5	21.2%
Insurance	967.3	1,212.2	2,179.5	22.5%
Mt. Logan Re	1.8	2.5	4.3	0.1%
Total excluding A&E	4,384.3	4,886.5	9,270.8	95.8%
A&E	250.3	152.2	402.5	4.2%
Total including A&E	$4,634.6	$5,038.6	$9,673.2	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2014	2013
Gross reserves	$349.6	$402.5
Reinsurance receivable	(14.0)	(15.8)
Net reserves	$335.6	$386.7

With respect to asbestos only, at September 30, 2014, we had gross asbestos loss reserves of $331.1 million, or 94.7%, of total A&E reserves, of which $263.1 million was for assumed business and $68.1 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.2 years at September 30, 2014.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $7,382.2 million as of September 30, 2014 from $6,968.3 million as of December 31, 2013.  This increase was result of $859.0 million of net income attributable to Everest Re Group, $63.7 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $30.2 million and $2.4 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.6 million common shares for $399.9 million, $103.0 million of shareholder dividends and $38.4 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $7,382.2 million at September 30, 2014 and $6,968.3 million at December 31, 2013.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  A.M. Best and Standard & Poor’s affirmed ratings for the Company and its subsidiaries on July 25, 2014 and May 23, 2013, respectively.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On May 15, 2013, our existing Board authorization to purchase up to 20 million of our shares was amended to authorize the purchase of up to 25 million shares.  As of September 30, 2014, we had repurchased 23.1 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.2% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $925.9 million and $825.0 million for the nine months ended September 30, 2014 and 2013, respectively.  Additionally, these cash flows reflected net tax payments of $146.6 million and $64.9 million for the nine months ended September 30, 2014 and 2013, respectively, and net catastrophe loss payments of $258.7 million and $344.7 million for the nine months September 30, 2014 and 2013, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2014 and December 31, 2013, we held cash and short-term investments of $1,898.5 million and $1,825.6 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2014, we had $1,239.0 million of available for sale fixed maturity securities maturing within one year or less, $6,283.8 million maturing within one to five years and $3,399.2 million maturing after five years.  Our $1,487.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2014 we had $314.6 million of net pre-tax unrealized appreciation, comprised of $409.4 million of pre-tax unrealized appreciation and $94.8 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2014, was $5,028.6 million.  As of September 30, 2014, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2014 and December 31, 2013, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  There were no short-term borrowings outstanding for the nine months ended September 30, 2014.  The highest amount outstanding for year ended December 31, 2013, was $50.0 million for the period from October 31, 2013 to December 2, 2013.  At September 30, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $499.4 million outstanding letters of credit under tranche two.  At December 31, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $502.1 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year three year, $150.0 million unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  Citibank N.A. was the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility was used for liquidity and general corporate purposes.  The Holdings Credit Facility provided for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate meant a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month London Interbank Offered Rate (“LIBOR”), in each case plus the applicable margin.  The amount of margin and the fees paid for the Holdings Credit Facility depended upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility required Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010.

At December 31, 2013, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line and there were no short-term borrowings outstanding during 2014.  The highest amount outstanding for the year ended December 31, 2013, was $40.0 million for the period from May 22, 2013 to July 24, 2013.  At December 31, 2013, the Holdings Credit Facility had outstanding letters of credit $0.9 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively.  Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.5 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

On June 5, 2014, Holdings issued $400.0 million of 30 year senior notes at 4.868%.  These senior notes will mature on June 1, 2044.  The proceeds from the issuance were used to retire the $250.0 million of senior notes due on October 15, 2014, and for general operating purposes.

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

Interest Rate Risk.  Our $17.6 billion investment portfolio, at September 30, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,408.1 million of mortgage-backed securities in the $13,661.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,496.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2014
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,939.0	$15,560.3	$15,158.5	$14,735.5	$14,303.8
Market/Fair Value Change from Base (%)	5.1%	2.7%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$655.2	$338.2	$-	$(356.7)	$(720.4)

We had $9,795.4 million and $9,673.2 million of gross reserves for losses and LAE as of September 30, 2014 and December 31, 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 53.7% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,189.8	$1,338.5	$1,487.2	$1,636.0	$1,784.7
After-tax Change in Fair/Market Value	$(206.3)	$(103.2)	$-	$103.2	$206.3

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At September 30, 2014, fair value for these equity index put option contracts was $25.4 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at September 30, 2014 was $1,972.29.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2014 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 20%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2014, the present value of these theoretical maximum payouts using a 3% discount factor was $416.9 million.  Conversely, if the contracts had all expired on September 30, 2014, with the S&P index at $1,972.29, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2014, fair value for this equity index put option contract was $6.0 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at September 30, 2014 was ₤6,622.70.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2014 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 39%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2014, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $45.0 million.  Conversely, if the contract had expired on September 30, 2014, with the FTSE index at ₤6,622.70, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at September 30, 2014, of $31.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2014
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$55.7	$41.9	$31.5	$23.5	$17.6
Fair Value Change from Base (%)	-77.1%	-33.3%	0.0%	25.2%	44.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$65.0	$44.7	$31.5	$22.7	$16.8
Fair Value Change from Base (%)	-106.7%	-42.2%	0.0%	27.9%	46.5%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$102.7	$57.9	$31.5	$16.5	$8.4
Fair Value Change from Base (%)	-226.6%	-84.0%	0.0%	47.6%	73.4%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2014	143,086	$159.4543	143,086	2,262,075
August 1 - 31, 2014	234,777	$158.1341	234,777	2,027,298
September 1 - 30, 2014	96,492	$161.9591	92,944	1,934,354
Total	474,355	$-	470,807	1,934,354

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; and May 15, 2013, the Company’s executive committee of the Board of Directors approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 25,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through November 1, 2014, the Company purchased an additional 18,800 shares for $3.1 million under the share repurchase program.

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

Dated:  November 10, 2014