Form 10-K
period 2014-12-31
EVEREST RE GROUP LTD
filed 2015-03-02
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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

The aggregate market value on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $7,332,951 thousand.

At February 1, 2015, the number of shares outstanding of the registrant’s common shares was 44,473,459.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2014 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2014.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2014, of $5.7 billion with approximately 79% representing reinsurance and 21% representing insurance.  Shareholders’ equity at December 31, 2014 was $7.5 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. Logan Re and Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2014, Bermuda Re had shareholder’s equity of $3.0 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2014, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  At December 31, 2014, Everest International had shareholder’s equity of $417.6 million.

•
Mt. Logan Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 3 insurer and is authorized to write property and casualty reinsurance.  Through 2014, all of Mt. Logan Re’s business has been inter-affiliate reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re, and all business has been written through segregated cells.  At December 31, 2014, Mt. Logan Re had shareholders’ equity of $487.8 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2014, Everest Re had statutory surplus of $2.9 billion.

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

The Company’s underwriting strategies emphasize flexibility and responsiveness to changing market conditions.  The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2014 calendar year, no single customer (ceding company or insured) generated more than 3% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 65%, 21% and 14% of the Company’s 2014 gross written premiums were written in the broker reinsurance, insurance markets and direct reinsurance, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 60% of gross written premiums in 2014.  The largest broker, Marsh and McLennan, accounts for approximately 23% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 20% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business writes direct business targeting commercial, property and casualty.  It also writes business through general agents, brokers and surplus lines brokers.  In 2014, Arrowhead General Insurance Agency accounted for approximately 5% of the Company’s gross written premium.  No other single general agent generated more than 3% of the Company’s gross written premiums.

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

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda, Insurance and Mt. Logan Re.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2014		2013		2012		2011		2010
U.S. Reinsurance
Property
Pro Rata (1)	$665.7	11.6%	$631.2	12.1%	$313.2	7.3%	$594.9	13.9%	$698.2	16.6%
Excess	772.6	13.4%	631.7	12.1%	534.8	12.4%	380.6	8.9%	315.9	7.5%
Casualty
Pro Rata (1)	382.4	6.7%	342.5	6.6%	273.6	6.3%	215.5	5.0%	200.0	4.8%
Excess	218.8	3.8%	204.4	3.9%	189.1	4.4%	155.8	3.6%	181.3	4.3%
Total (2)	2,039.6	35.5%	1,809.7	34.7%	1,310.7	30.4%	1,346.8	31.4%	1,395.4	33.2%

International
Property
Pro Rata (1)	846.0	14.7%	673.4	12.9%	630.9	14.6%	713.0	16.6%	701.6	16.7%
Excess	467.0	8.1%	426.5	8.2%	365.9	8.5%	315.7	7.4%	291.6	6.9%
Casualty
Pro Rata (1)	152.9	2.7%	134.4	2.6%	102.6	2.4%	122.2	2.9%	120.3	2.9%
Excess	116.5	2.0%	111.5	2.1%	92.9	2.2%	87.6	2.0%	93.4	2.2%
Total (2)	1,582.4	27.5%	1,345.8	25.8%	1,192.3	27.7%	1,238.4	28.9%	1,207.0	28.7%

Bermuda
Property
Pro Rata (1)	252.4	4.4%	244.6	4.7%	208.3	4.8%	213.2	5.0%	226.1	5.4%
Excess	167.7	2.9%	161.5	3.1%	145.1	3.4%	162.6	3.8%	173.5	4.1%
Casualty
Pro Rata (1)	178.5	3.1%	213.9	4.1%	228.9	5.3%	204.9	4.8%	205.0	4.9%
Excess	171.7	3.0%	154.2	3.0%	152.1	3.5%	144.5	3.4%	128.4	3.1%
Total (2)	770.3	13.5%	774.3	14.9%	734.4	17.1%	725.3	17.0%	733.0	17.5%

Total Reinsurance
Property
Pro Rata (1)	1,764.1	30.7%	1,549.2	29.7%	1,152.4	26.7%	1,521.1	35.5%	1,625.9	38.7%
Excess	1,407.3	24.5%	1,219.7	23.4%	1,045.8	24.3%	858.9	20.0%	781.0	18.6%
Casualty
Pro Rata (1)	713.8	12.4%	690.7	13.2%	605.1	14.0%	542.6	12.7%	525.3	12.5%
Excess	507.0	8.8%	470.1	9.0%	434.1	10.1%	387.9	9.0%	403.1	9.6%
Total (2)	4,392.3	76.4%	3,929.7	75.3%	3,237.4	75.1%	3,310.6	77.2%	3,335.3	79.4%

Insurance
Property
Pro Rata (1)	414.0	7.2%	545.6	10.5%	459.2	10.7%	341.9	8.0%	130.1	3.1%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	804.4	14.0%	723.2	13.9%	613.9	14.2%	633.8	14.8%	735.4	17.5%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	1,218.4	21.2%	1,268.7	24.3%	1,073.1	24.9%	975.6	22.8%	865.4	20.6%

Mt. Logan Re
Property
Pro Rata (1)	-	0.0%	-	0.0%	-	-	-	-	-	-
Excess	138.4	2.4%	20.2	0.4%	-	-	-	-	-	-
Casualty
Pro Rata (1)	-	0.0%	-	0.0%	-	-	-	-	-	-
Excess	-	0.0%	-	0.0%	-	-	-	-	-	-
Total (2)	138.4	2.4%	20.2	0.4%	-	-	-	-	-	-

Total Company
Property
Pro Rata (1)	2,178.1	37.9%	2,094.8	40.1%	1,611.6	37.4%	1,863.0	43.5%	1,756.0	41.8%
Excess	1,545.6	26.9%	1,239.9	23.8%	1,045.8	24.3%	858.9	20.0%	781.0	18.6%
Casualty
Pro Rata (1)	1,518.2	26.4%	1,413.9	27.1%	1,219.1	28.3%	1,176.3	27.4%	1,260.6	30.0%
Excess	507.0	8.8%	470.1	9.0%	434.1	10.1%	387.9	9.1%	403.1	9.6%
Total (2)	$5,749.0	100.0%	$5,218.6	100.0%	$4,310.5	100.0%	$4,286.2	100.0%	$4,200.7	100.0%
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

In 2014, $1,229.7 million of gross written premiums were attributable to U.S. treaty property business, of which 55.1% was written on an excess of loss basis and 44.9% was written on a pro rata basis.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $518.7 million of gross written premiums in 2014, of which 69.0% was written on a pro rata basis and 31.0% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2014, $55.1 million, $39.2 million and $16.2 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit’s 2014 gross written premiums totaled $105.4 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2014, marine treaties represented 73.9% and consisted mainly of hull and cargo coverage.  In 2014, the marine unit’s premiums were written 57.4% on a pro rata basis and 42.6% on an excess of loss basis.  Of the marine and aviation gross written premiums in 2014, aviation premiums accounted for 26.1% and included reinsurance of airline and general aviation risks.  In 2014, the aviation unit's premiums were written 89.7% on a pro rata basis and 10.3% on an excess of loss basis.

In 2014, gross written premiums of the surety unit totaled $48.7 million, 88.6% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2014, gross written premium of the A&H reinsurance unit totaled $26.5 million, written through brokers.

In 2014, 95.2% and 4.8% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2014 international gross written premiums, 83.0% represented property business, while 17.0% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 60.1% was written through brokers, with 39.9% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $154.6 million in 2014 and consisted of 40.4% of excess property business, 35.3% of excess casualty business, 14.3% of pro rata casualty business and 10.0% of pro rata property business.  Of the Canadian gross written premiums, 83.8% consisted of treaty reinsurance, while 16.2% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $227.9 million of gross written premiums in 2014 and consisted of 49.0% of excess property business, 48.1% of pro rata property business, 1.6% of pro rata casualty business and 1.3% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $1,199.9 million of gross written premiums in 2014 and consisted of 59.9% of pro rata treaty property business, 21.0% of excess treaty property business, 10.6% of pro rata treaty casualty business, 2.6% of excess treaty casualty business and 5.9% of facultative property and casualty business.  Of this international business, 74.3% was sourced from Latin America, 11.2% was sourced from the Middle East, 5.9% was sourced from Africa and 8.6% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2014, Bermuda Re had gross written premiums of $392.4 million, virtually all of which was treaty reinsurance.

In 2014, the UK branch of Bermuda Re wrote $257.4 million of gross treaty reinsurance premium consisting of 43.2% of excess casualty business, 12.3% of pro rata casualty business, 25.0% of excess property business and 19.5% of pro rata property business.

In 2014, Ireland Re wrote $120.5 million of gross treaty reinsurance premium consisting of 39.7% of pro rata property business, 30.9% of excess property business, 19.6% of pro rata casualty business and 9.8% of excess casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  In 2014, the Company’s Insurance segment wrote $1,218.4 million of gross written premiums, of which 66.0% was casualty and 34.0% was property, principally targeting commercial property and casualty business.  Business written through general agents with program administrators represented 44.0% of the premium with the remainder written directly through the Company’s offices. Workers’ compensation business accounted for $384.5 million, or 31.6% of the total business written, which included $307.5 million, or 80%, of workers’ compensation business written in California.  In addition, professional liability business written was $240.9 million, crop insurance business written was $163.7 million; other short-tail/package business written was $144.3 million; other liability business written was $129.2 million; A&H insurance business written was $81.2 million; and non-standard auto insurance business written through retail agents was $74.6 million.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Mt. Logan Re Segment.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  Mt. Logan Re’s business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed. Gross written premium for 2014 was $138.4 million.

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

In addition to its own underwriting staff, the Company’s insurance operations write casualty coverages for homogeneous risks through select program managers.  These programs are evaluated based upon actuarial analysis and the program manager’s capabilities.  The Company’s rates, forms and underwriting guidelines are tailored to specific risk types.  The Company’s underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate performance monitoring mechanisms.

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

Like other insurance and reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory.  A large catastrophic event can be expected to generate insured losses to multiple reinsurance treaties, facultative certificates and direct insurance policies across various lines of business.

The Company focuses on potential losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event or series of events in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying reasonable damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of potential losses on a probabilistic basis.

No single computer model, or group of models, is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its projected 2015 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2015:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$665	$1,075	$1,371	$1,799	$2,045	$2,258
California, Earthquake	142	473	864	1,256	1,615	1,939
Texas, Wind	139	402	743	1,450	1,934	2,190

The projected net economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$408	$638	$852	$1,083	$1,243	$1,396
California, Earthquake	116	350	596	846	1,080	1,291
Texas, Wind	107	296	509	952	1,260	1,438

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which is integrated with its enterprise risk management, underwriting and capital management plans.  However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally.  As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount.  Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company’s PML expectations by a significant amount.

Terrorism Risk.  While the Company writes some reinsurance contracts covering terrorism, the Company’s risk management philosophy is to limit the amount of exposure by geographic region, and to strictly manage coverage for properties in areas that may be considered a target for terrorists.  Providing terrorism coverage on reinsurance contracts is negotiable, and many, but not all, treaties exclude this coverage.  Most insurance policies however mandate inclusion of terrorism coverage. As a result, the Company is exposed to losses from terrorism on both its reinsurance and its insurance book of business, particularly its workers’ compensation and property policies.  However, the insurance book generally does not insure large corporations or corporate locations that represent large concentrations of risk.

The U.S. Terrorism Risk Insurance Program Reauthorization Act of 2015 could provide some protection to the insurance book of business.  It might also provide indirect protection to exposed reinsurance treaties.  However, the Company is still exposed to risk of loss from terrorism due to deductibles, co-pays and uncovered lines of business.

Reinsurance and Retrocession Arrangements.  The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of its operations.  Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection.  The amount of reinsurance purchased has varied over time, reflecting the Company’s view of its exposures and the cost of reinsurance.  In recent years, the Company has increased its use of reinsurance offered through capital market facilities.

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

At December 31, 2014, the Company had $670.9 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $102.3 million, or 15.2%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $75.0 million, or 11.2%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”); $64.6 million, or 9.6%, was receivable from Federal Crop Insurance Company (“FCIC”); $60.7 million, or 9.0%, was receivable from Zurich Vericherungs Gesellschaft (“Zurich”); $39.5 million, or 5.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $37.2 million, or 5.5%, was receivable from Hannover Rueck SE (“Hannover”); $35.2 million, or 5.2%, was receivable from Axis Reinsurance Company (“Axis”) and $33.9 million, or 5.1%, was receivable from Axa Seguros Gen SA De Seguros Y Reaseguros (“Axa Seguros”).  The receivables from C.V. Starr and Resolution Group are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.  Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2004 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2007 for $100,000, was first reserved in 2004 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 2004 through 2006.  Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments.  Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net Reserves for unpaid
loss and LAE	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3	$9,164.7
Paid (cumulative) as of:
One year later	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7	2,008.3	2,220.2	2,353.8	2,089.7
Two years later	2,412.3	3,447.8	3,192.8	3,182.2	3,405.8	3,231.2	3,238.9	3,852.4	3,798.7
Three years later	3,181.4	4,485.2	4,246.3	4,191.7	4,335.1	4,043.9	4,352.7	4,987.1
Four years later	3,854.8	5,306.5	5,036.3	4,791.8	4,914.8	4,903.9	5,089.6
Five years later	4,459.5	5,950.6	5,446.9	5,206.8	5,601.3	5,545.0
Six years later	4,952.9	6,281.7	5,745.7	5,777.5	6,126.5
Seven years later	5,190.5	6,523.7	6,211.7	6,175.5
Eight years later	5,387.3	6,920.0	6,554.0
Nine years later	5,726.3	7,210.7
Ten years later	5,958.0
Net Liability re-estimated as of:
One year later	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4	8,648.2	9,572.4	9,424.1	9,059.9
Two years later	6,740.5	8,609.2	8,186.3	8,307.6	8,382.7	8,273.9	8,657.3	9,558.7	9,261.4
Three years later	7,059.9	8,489.7	8,398.7	8,267.1	8,426.5	8,274.1	8,663.2	9,584.2
Four years later	6,996.7	8,683.8	8,401.8	8,298.4	8,408.3	8,248.0	8,683.7
Five years later	7,162.2	8,729.6	8,427.4	8,272.5	8,416.5	8,353.3
Six years later	7,246.3	8,752.3	8,399.8	8,317.8	8,553.8
Seven years later	7,256.8	8,750.3	8,467.3	8,467.9
Eight years later	7,272.2	8,829.8	8,621.6
Nine years later	7,323.8	8,977.1
Ten years later	7,466.9

Cumulative (deficiency)/redundancy	$(700.0)	$(801.7)	$(542.7)	$(143.1)	$(339.1)	$(37.4)	$(33.0)	$(31.2)	$203.2	$175.4

Gross liability - end of year	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1	$10,134.0	$10,067.5	$9,709.3	$9,792.5
Reinsurance receivable	1,119.6	999.7	809.1	707.4	691.2	641.5	689.4	581.1	602.8	474.0	627.8
Net liability-end of year	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3	$9,164.7
Gross re-estimated liability
at December 31, 2014	$8,727.0	$10,107.0	$9,478.8	$9,207.8	$9,339.3	$9,163.4	$9,488.6	$10,230.2	$9,974.6	$9,695.0
Re-estimated receivable
at December 31, 2014	1,260.1	1,129.9	857.1	739.9	785.5	810.1	804.9	646.0	713.2	635.1
Net re-estimated liability
at December 31, 2014	$7,466.9	$8,977.1	$8,621.6	$8,467.9	$8,553.8	$8,353.3	$8,683.7	$9,584.2	$9,261.4	$9,059.9
Gross cumulative
(deficiency)/redundancy	$(840.4)	$(931.9)	$(590.8)	$(175.7)	$(433.4)	$(206.1)	$(148.5)	$(96.2)	$92.9	$14.2

(1) The Canadian Branch reserves are reflected in Canadian dollars.
(2) Some amounts may not reconcile due to rounding.

There has been minimal development in reserves since 2006.  Two classes of business were the principal contributors to the deficiencies through 2006: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented through 2006 and 2) property catastrophe adverse development contributed to the deficiency for 2005.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident year 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2014 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to older accident years.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors’ liability exposures for accident years 2004-2005.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2014.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Accident Year
Accident Years
2004 and prior	$133.3	$(106.8)	$(319.4)	$63.2	$(165.6)	$(84.1)	$(10.6)	$(15.4)	$(51.6)	$(143.1)	$(700.0)
2005		(137.6)	130.1	56.3	(28.6)	38.2	(12.1)	17.4	(27.8)	(4.2)	31.6
2006			(88.4)	50.9	(18.3)	42.8	(3.0)	25.7	11.9	(7.0)	14.5
2007				41.5	17.6	43.6	(5.7)	(1.8)	22.3	4.2	121.8
2008					(52.5)	38.6	(12.4)	(7.7)	37.0	12.9	15.9
2009						7.4	(0.8)	(18.5)	34.4	31.9	54.5
2010							47.1	(8.9)	(32.1)	84.8	90.9
2011								(10.2)	19.6	(4.9)	4.4
2012									26.9	188.2	215.0
2013										12.7	12.7
Total calendar year effect	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5	$2.5	$(19.4)	$40.5	$175.4
Canada (1)	(6.6)	(0.5)	(49.6)	63.7	(39.4)	(21.2)	9.7	(9.9)	26.4	25.1
Translation adjustment	(100.3)	109.3	120.9	(310.4)	157.8	(34.5)	(15.9)	32.9	(48.6)	(160.7)
Re-estimate of net reserve after translation adjustment	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9	$(3.7)	$3.7	$18.2	$39.9

(1) This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2004 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes, and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident year 2005 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2004 to 2006.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012

Gross reserves at beginning of period	$9,673.2	$10,069.1	$10,123.2
Incurred related to:
Current year	2,946.4	2,818.5	2,748.9
Prior years	(39.9)	(18.2)	(3.7)
Total incurred losses	2,906.5	2,800.3	2,745.3
Paid related to:
Current year	761.8	664.7	633.9
Prior years	2,089.7	2,353.8	2,220.2
Total paid losses	2,851.5	3,018.5	2,854.1
Foreign exchange/translation adjustment	(160.7)	(48.6)	32.9
Change in reinsurance receivables on unpaid losses and LAE	153.2	(128.9)	21.8
Gross reserves at end of period	$9,720.8	$9,673.2	$10,069.1

(Some amounts may not reconcile due to rounding.)

Incurred prior years’ reserves decreased by $39.9 million, $18.2 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease for 2014 was attributable to favorable development in the reinsurance segments of $202.4 million related to treaty casualty, treaty property and catastrophe reserves, partially offset by $137.8 million development on A&E reserves and $0.2 million of favorable development related to Mt. Logan reserves and $25.0 million of unfavorable development in the insurance segment primarily related to construction liability and umbrella business.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2014, the Company’s gross reserves for A&E claims represented 4.9% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Gross reserves	$476.2	$402.5	$442.8
Reinsurance receivable	(18.0)	(15.8)	(17.1)
Net reserves	$458.2	$386.7	$425.7

(Some amounts may not reconcile due to rounding.)

In 2014, during its normal exposure analysis, the Company increased its net A&E reserves by $137.8 million; $100.6 million related to its assumed reinsurance business and $37.2 million related to its direct insurance business.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2014	2013	2012
Balance at beginning of year	$59.5	$66.1	$67.2
Liabilities assumed	0.3	0.1	0.1
Adjustments to reserves	4.7	(3.1)	2.4
Benefits paid in the current year	(4.7)	(3.6)	(3.6)
Balance at end of year	$59.8	$59.5	$66.1

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

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 59% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2014, is estimated at approximately 3.9 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2014 and 2013 was 2.9 years and 3.2 years, respectively.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $530.6 million, $548.5 million and $600.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease from 2013 to 2014 was primarily due to lower reinvestment rates for the fixed income portfolios and a decrease in our limited partnership income.

The Company had net realized capital gains for 2014 of $84.0 million.  In 2014, the Company recorded $121.7 million of gains due to fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments on fixed maturity securities.  In 2013, net realized capital gains were $300.2 million due to $258.9 million of gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments on fixed maturity securities.  In 2012, net realized capital gains were $164.4 million due to $118.1 million of gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments on fixed maturity securities.

The Company’s cash and invested assets totaled $17.4 billion at December 31, 2014, which consisted of 87.4% fixed maturities and cash, of which 89.8% were investment grade; 9.1% equity securities and 3.5% other invested assets. The average maturity of fixed maturity securities was 4.4 years at December 31, 2014, and their overall duration was 2.9 years.

As of December 31, 2014, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $231.4 million and a market value of $241.7 million.  CMBS securities comprising more than 56% of the December 31, 2014 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 83% of the market value are rated investment grade by Standard & Poor’s.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2014	$16,831.9	$530.6	3.15%	$84.0	$20.3
2013	16,472.5	548.5	3.33%	300.2	(467.2)
2012	16,220.9	600.2	3.70%	164.4	161.0
2011	15,680.9	620.0	3.95%	6.9	106.6
2010	15,297.4	653.5	4.27%	101.9	48.4

(1)			Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value. Common stock which are actively managed are carried at fair value.
(2)			After investment expenses, excluding realized net capital gains (losses).
(3)			Included in 2014, 2013, 2012, 2011 and 2010 are fair value re-measurements of $121.7 million, $258.9 million, $118.1 million, ($4.4) million and $70.4 million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in millions)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221.1	$10.3	$(0.3)	$231.0	$-
Obligations of U.S. states and political subdivisions	783.1	42.0	(0.6)	824.5	-
Corporate securities	4,626.0	143.9	(62.9)	4,707.0	(6.9)
Asset-backed securities	340.8	1.7	(1.2)	341.2	-
Mortgage-backed securities
Commercial	231.4	10.7	(0.4)	241.7	-
Agency residential	2,157.2	37.6	(11.6)	2,183.2	-
Non-agency residential	2.7	0.1	(0.1)	2.7	-
Foreign government securities	1,488.1	71.2	(26.9)	1,532.5	-
Foreign corporate securities	2,980.7	109.7	(53.1)	3,037.3	-
Total fixed maturity securities	$12,831.2	$427.0	$(157.1)	$13,101.1	$(6.9)
Equity securities	$148.3	$3.8	$(11.9)	$140.2	$-

(Some amounts may not reconcile due to rounding.)

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in millions)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160.0	$2.7	$(1.7)	$161.0	$-
Obligations of U.S. states and political subdivisions	970.7	40.8	(9.0)	1,002.5	-
Corporate securities	3,950.9	155.6	(27.1)	4,079.4	3.2
Asset-backed securities	170.0	3.5	(0.4)	173.0	-
Mortgage-backed securities
Commercial	254.8	16.7	(1.0)	270.4	-
Agency residential	2,294.7	34.5	(50.2)	2,279.1	-
Non-agency residential	4.8	0.2	(0.2)	4.8	-
Foreign government securities	1,740.3	69.8	(29.3)	1,780.8	-
Foreign corporate securities	2,844.9	86.5	(45.6)	2,885.8	-
Total fixed maturity securities	$12,391.2	$410.3	$(164.6)	$12,636.9	$3.2
Equity securities	$148.3	$4.3	$(8.6)	$144.1	$-

(Some amounts may not reconcile due to rounding.)

(a)    Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2014		2013
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$4,483.6	34.2%	$4,418.1	35.0%
AA	2,881.8	22.0%	2,750.2	21.8%
A	2,798.7	21.4%	2,502.1	19.8%
BBB	1,381.4	10.5%	1,460.8	11.6%
BB	889.3	6.8%	975.0	7.7%
B	500.4	3.8%	426.9	3.4%
Other	165.9	1.3%	103.8	0.7%
Total	$13,101.1	100.0%	$12,636.9	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2014		2013
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,189.4	9.1%	$1,067.8	8.5%
Due after one year through five years	5,726.3	43.7%	5,740.7	45.4%
Due after five years through ten years	2,313.7	17.7%	2,101.2	16.6%
Due after ten years	1,102.9	8.4%	999.9	7.9%
Asset-backed securities	341.2	2.6%	173.0	1.4%
Mortgage-backed securities	2,427.6	18.5%	2,554.3	20.2%
Total fixed maturity securities	$13,101.1	100.0%	$12,636.9	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 27, 2015.

The Company believes that its ratings are important as they provide the Company’s customers and its investors with an independent assessment of the Company’s financial strength using a rating scale that provides for relative comparisons.  Strong financial ratings are particularly important for reinsurance companies.  Ceding companies must rely on their reinsurers to pay covered losses well into the future.  As a result, a highly rated reinsurer is generally preferred.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on July 25, 2014.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on June 4, 2014.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on October 9, 2014.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due June 1, 2044 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation but notes that the issue is more susceptible to changes in economic or other conditions.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that have strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “Baa” is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors.  The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than the Company and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets during 2015.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2015, the Company employed 1,125 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2014, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,893.0 million at December 31, 2014, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2015 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $357.3 million.

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

Based on their financial positions at December 31, 2014, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

Various proposals to change the RBC formula arise from time to time.  The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

Tax Matters.
The following summary of the taxation of the Company is based on current law.  There can be no assurance that legislative, judicial, or administrative changes will not be enacted that might materially affect this summary.

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as occurred in the energy sector during the fourth quarter of 2014.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2014	$62.2
2013	195.0
2012	410.0
2011	1,300.4
2010	571.1

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool.  We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area.  These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount, resulting in a material adverse effect on our financial condition and results of operations.

If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in one of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2014	$39.9	increase
2013	18.2	increase
2012	3.7	increase
2011	3.7	decrease
2010	30.9	increase

See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2014, 4.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  Historically, we generally purchased reinsurance from other third parties only when we expect a net benefit.  With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance during 2014.  In addition, some of our quota share contracts with larger retrocessions were increased during 2014.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2014	2013	2012	2011	2010
Percentage of ceded written premiums to gross written premiums	8.6%	4.1%	5.3%	4.1%	6.1%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $202 billion in 2013 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Hannover Rueckversicherung AG, Berkshire Hathaway Re, SCOR SE and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 65) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 61), Executive Vice President and Chief Financial Officer, Craig Howie (age 51), Executive Vice President and Chief Underwriting Officer, John P. Doucette (age 49) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 48).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2016, subject to Mr. Taranto’s annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2016 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between August 2016 and February 2017.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and provides for term of employment ending on June 30, 2016.

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

	At
(Dollars in millions)	December 31, 2014	% of Total
Mortgage-backed securities:
Commercial	$241.7	1.4%
Agency residential	2,183.2	12.5%
Non-agency residential	2.7	0.0%
Other asset-backed	341.2	2.0%
Total asset-backed	2,768.8	15.9%
Other fixed income	10,332.3	59.3%
Total fixed income, at market value	13,101.1	75.2%
Fixed maturities, at fair value	1.5	0.0%
Equity securities, at market value	140.2	0.8%
Equity securities, at fair value	1,447.8	8.3%
Other invested assets	601.9	3.5%
Cash and short-term investments	2,143.4	12.2%
Total investments and cash	$17,435.9	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2014, we wrote approximately 28.4% of our coverages in non-U.S. currencies; as of December 31, 2014, we maintained approximately 14.1% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2014, 2013 and 2012, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $13.0 million to a gain of $31.8 million.

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

Group’s bye-laws contain provisions that could delay or prevent a change of control that a shareholder might consider favorable.  The effect of these provisions could be to prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover.  Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

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

As of December 31, 2014, Holdings owned 9,719,971 or 17.9% of the outstanding common shares of Group.  Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Holdings, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

Alternate Directors.  Group’s bye-laws provide, as permitted by Bermuda law, that each director may appoint an alternate director, who shall have the power to attend and vote at any meeting of the board of directors or committee at which that director is not personally present and to sign written consents in place of that director.  Delaware law permits a director to appoint another director as an alternate to attend any board committee meeting.  However, Delaware law does not provide for the designation of alternate directors with authority to attend or vote at a meeting of the board of directors.

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

For several years now, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions.  Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda.  It is possible that future legislation that would be disadvantageous to our Bermuda insurance subsidiaries could be enacted.  If any such legislation were enacted, the U.S. tax burden on our Bermuda operations, or on some business ceded from our licensed U.S. insurance subsidiaries to our non-U.S. insurance subsidiaries, could be increased.  This would reduce our net income.

Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.

Bermuda Re. The income of Bermuda Re is a significant portion of our worldwide income from operations.  We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S.  Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the Internal Revenue Service (“IRS”) were to successfully assert that Bermuda Re was engaged in a trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all of its income and possibly the U.S. branch profits tax.  However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a permanent establishment maintained by that subsidiary.  We do not believe that Bermuda Re has a permanent establishment in the U.S.  If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income.  This would reduce our net income.

Group.  We conduct our operations in a manner designed to minimize our U.S. tax exposures.  Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the IRS successfully asserted that we had material amounts of income that was subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax.  The imposition of such tax would reduce our net income.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other twenty one locations occupy a total of approximately 158,500 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2014		2013
	High	Low	High	Low
First Quarter	$153.05	$137.48	$130.64	$110.91
Second Quarter	161.87	150.81	135.97	123.65
Third Quarter	165.46	155.91	145.51	126.36
Fourth Quarter	176.27	158.36	159.13	144.81

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2015 was 260.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $0.48 per share for the first three quarters of 2013.  The Company declared and paid its quarterly cash dividend of $0.75 per share for the fourth quarter of 2013 and for the first three quarters of 2014.  The Company declared and paid its quarterly cash dividend of $0.95 per share for the fourth quarter of 2014.  On February 25, 2015, the Company’s Board of Directors declared a dividend of $0.95 per share, payable on or before March 25, 2015 to shareholders of record on March 11, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2014	185,619	$150.7663	185,619	4,386,798
February 1 - 28, 2014	957,194	$146.4680	922,054	3,464,744
March 1 - 31, 2014	584,491	$148.8831	584,491	2,880,253
April 1 - 30, 2014	-	$-	-	2,880,253
May 1 - 31, 2014	393,941	$157.4986	389,949	2,490,304
June 1 - 30, 2014	85,143	$159.1929	85,143	2,405,161
July 1 - 31, 2014	143,086	$159.4543	143,086	2,262,075
August 1 - 31, 2014	234,777	$158.1341	234,777	2,027,298
September 1 - 30, 2014	96,492	$161.9591	92,944	1,934,354
October 1 - 31, 2014	19,474	$165.7776	18,800	1,915,554
November 1 - 30, 2014	101,683	$169.8669	100,529	6,815,025
December 1 - 31, 2014	471,462	$169.4524	471,462	6,343,563
Total	3,273,362	$-	3,228,854	6,343,563

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company’s executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through February 20, 2015, the Company purchased an additional 225,554 shares for $38.1 million under the share repurchase program.

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2009 through December 31, 2014, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Everest Re Group, Ltd., the S&P 500 Index, and the S&P Property & Casualty Insurance Index
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
219.96
208.92
205.14
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/09	12/10	12/11	12/12	12/13	12/14
Everest Re Group, Ltd.	100.00	101.40	102.81	137.04	197.38	219.96
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Property & Casualty Insurance	100.00	108.94	108.67	130.52	180.50	208.92

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Operating data:
Gross written premiums	$5,749.0	$5,218.6	$4,310.5	$4,286.2	$4,200.7
Net written premiums	5,256.9	5,004.8	4,081.1	4,108.9	3,945.6
Premiums earned	5,169.1	4,753.5	4,164.6	4,101.3	3,934.6
Net investment income	530.6	548.5	600.2	620.0	653.5
Net realized capital gains (losses)	84.0	300.2	164.4	6.9	101.9
Incurred losses and loss adjustment
expenses (including catastrophes)	2,906.5	2,800.3	2,745.3	3,726.2	2,945.7
Net catastrophe losses (1)	56.0	177.7	361.1	1,237.6	544.1
Commission, brokerage, taxes and fees	1,135.6	977.6	952.7	950.5	931.9
Other underwriting expenses	240.4	237.1	207.7	182.4	166.3
Corporate expenses	23.4	24.8	24.0	16.5	14.9
Interest, fees and bond issue cost
amortization expense	38.5	46.1	53.7	52.3	55.8
Income (loss) before taxes	1,446.1	1,555.0	939.5	(233.9)	591.2
Income tax expense (benefit)	187.7	289.7	110.6	(153.5)	(19.5)
Net income (loss) (2)	1,258.5	1,265.3	829.0	(80.5)	610.8
Net (income) loss attributable to noncontrolling interests	(59.3)	(5.9)	-	-	-
Net income (loss) attributable to Everest Re Group	1,199.2	1,259.4	829.0	(80.5)	610.8

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE:
Basic (3)	$26.16	$25.67	$15.85	$(1.49)	$10.73

Diluted (4)	$25.91	$25.44	$15.79	$(1.49)	$10.70

Dividends declared	$3.20	$2.19	$1.92	$1.92	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	56.2%	58.9%	65.9%	90.9%	74.9%
Other underwriting expense ratio	26.6%	25.6%	27.9%	27.6%	27.9%
Combined ratio (2)	82.8%	84.5%	93.8%	118.5%	102.8%

Balance sheet data (at end of period):
Total investments and cash	$17,435.9	$16,596.5	$16,576.2	$15,797.4	$15,365.0
Total assets	20,817.8	19,808.0	19,777.9	18,893.6	18,384.2
Loss and LAE reserves	9,720.8	9,673.2	10,069.1	10,123.2	9,340.2
Total debt	638.4	488.3	818.2	818.1	868.1
Total liabilities	12,945.2	12,746.4	13,044.4	12,822.2	12,100.7
Redeemable noncontrolling interests - Mt. Logan Re	421.6	93.4	-	-	-
Shareholders' equity	7,451.1	6,968.3	6,733.5	6,071.4	6,283.5
Book value per share (6)	166.75	146.57	130.96	112.99	115.45
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

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 45.4 million, 48.6 million, 51.9 million, 53.8 million and 56.6 million for 2014, 2013, 2012, 2011 and 2010, respectively.
(4)
Based on weighted average diluted common shares outstanding of 45.8 million, 49.1 million, 52.1 million and 56.8 million for 2014, 2013, 2012 and 2010, respectively.  Diluted calculation was not applicable for 2011.

(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 44.7 million, 47.5 million, 51.4 million, 53.7 million and 54.4 million common shares outstanding for December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets during 2015.

Overall, we believe that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2014	2013	2012	2014/2013	2013/2012
Gross written premiums	$5,749.0	$5,218.6	$4,310.5	10.2%	21.1%
Net written premiums	5,256.9	5,004.8	4,081.1	5.0%	22.6%

REVENUES:
Premiums earned	$5,169.1	$4,753.5	$4,164.6	8.7%	14.1%
Net investment income	530.6	548.5	600.2	-3.3%	-8.6%
Net realized capital gains (losses)	84.0	300.2	164.4	-72.0%	82.6%
Net derivative gain (loss)	(11.6)	44.0	(9.7)	-126.3%	NM
Other income (expense)	18.4	(5.5)	3.3	NM	NM
Total revenues	5,790.6	5,640.8	4,922.8	2.7%	14.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,906.5	2,800.3	2,745.3	3.8%	2.0%
Commission, brokerage, taxes and fees	1,135.6	977.6	952.7	16.2%	2.6%
Other underwriting expenses	240.4	237.1	207.7	1.4%	14.2%
Corporate expenses	23.4	24.8	24.0	-5.6%	3.5%
Interest, fees and bond issue cost amortization expense	38.5	46.1	53.7	-16.4%	-14.1%
Total claims and expenses	4,344.5	4,085.9	3,983.3	6.3%	2.6%

INCOME (LOSS) BEFORE TAXES	1,446.1	1,555.0	939.5	-7.0%	65.5%
Income tax expense (benefit)	187.7	289.7	110.6	-35.2%	162.0%
NET INCOME (LOSS)	$1,258.5	$1,265.3	$829.0	-0.5%	52.6%
Net (income) loss attributable to noncontrolling interests	(59.3)	(5.9)	-	NM	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$1,199.2	$1,259.4	$829.0	-4.8%	51.9%

RATIOS:				Point Change
Loss ratio	56.2%	58.9%	65.9%	(2.7)	(7.0)
Commission and brokerage ratio	22.0%	20.6%	22.9%	1.4	(2.3)
Other underwriting expense ratio	4.6%	5.0%	5.0%	(0.4)	-
Combined ratio	82.8%	84.5%	93.8%	(1.7)	(9.3)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2014	2013	2012	2014/2013	2013/2012
Balance sheet data:
Total investments and cash	$17,435.9	$16,596.5	$16,576.2	5.1%	0.1%
Total assets	20,817.8	19,808.0	19,777.9	5.1%	0.2%
Loss and loss adjustment expense reserves	9,720.8	9,673.2	10,069.1	0.5%	-3.9%
Total debt	638.4	488.3	818.2	30.7%	-40.3%
Total liabilities	12,945.2	12,746.4	13,044.4	1.6%	-2.3%
Redeemable noncontrolling interests - Mt. Logan Re	421.6	93.4	-	NM	NM
Shareholders' equity	7,451.1	6,968.3	6,733.5	6.9%	3.5%
Book value per share	166.75	146.57	130.96	13.8%	11.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 10.2% to $5,749.0 million in 2014, compared to $5,218.6 million in 2013, reflecting a $462.5 million, or 11.8%, increase in our reinsurance business and a $118.2 million increase from the Mt. Logan Re segment, which commenced operations in the third quarter of 2013, partially offset by a $50.4 million, or 4.0%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to new business: quota share contracts and contracts with catastrophe exposed risks, partially offset by a negative impact of $52.1 million from the movement in foreign exchange rates.  The decrease in insurance premiums was primarily due to lower crop premiums, partially offset by an increase in non-standard auto business.  Net written premiums increased by 5.0% to $5,256.9 million in 2014 compared to $5,004.8 million in 2013.  The variance between the increase in gross written premiums compared to the increase in net written premiums is primarily due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased by 8.7% to $5,169.1 million in 2014, compared to $4,753.5 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income decreased by 3.3% to $530.6 million in 2014 compared with net investment income of $548.5 million in 2013.  Net pre-tax investment income, as a percentage of average invested assets, was 3.2% in 2014 compared to 3.5% in 2013.  The decline in income and yield in 2014 compared to 2013 was primarily the result of lower reinvestment rates for the fixed income portfolios and a decrease in our limited partnership income.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $84.0 million, $300.2 million and $164.4 million in 2014, 2013 and 2012, respectively.  The $84.0 million was comprised of $121.7 million of net gains from fair value re-measurements and $1.9 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $39.5 million of other-than-temporary impairments.  The net realized capital gains of $300.2 million in 2013 were the result of $258.9 million of gains from fair value re-measurements and $42.4 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $1.1 million of other-than-temporary impairments.  The net realized capital gains of $164.4 million in 2012 were the result of $118.1 million of gains from fair value re-measurements and $56.3 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $10.0 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $11.6 million in 2014, net derivative gains of $44.0 million in 2013 and net derivative losses of $9.7 million in 2012.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $18.4 million in 2014, other expense of $5.5 million in 2013 and other income of $3.3 million in 2012.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional (a)	$2,856.4	55.2%		$(12.1)	-0.2%		$2,844.3	55.0%
Catastrophes	90.0	1.7%		(27.8)	-0.5%		62.2	1.2%
Total	$2,946.4	56.9%		$(39.9)	-0.7%		$2,906.5	56.2%

2013
Attritional (a)	$2,623.5	55.2%		$(18.2)	-0.4%		$2,605.3	54.8%
Catastrophes	195.0	4.1%		-	0.0%		195.0	4.1%
Total	$2,818.5	59.3%		$(18.2)	-0.4%		$2,800.3	58.9%

2012
Attritional (a)	$2,338.9	56.2%		$(3.7)	-0.1%		$2,335.2	56.1%
Catastrophes	410.0	9.8%		-	0.0%		410.0	9.8%
Total	$2,748.9	66.0%		$(3.7)	-0.1%		$2,745.3	65.9%

Variance 2014/2013
Attritional	$232.9	-	pts	$6.1	0.2	pts	$239.0	0.2	pts
Catastrophes	(105.0)	(2.4)	pts	(27.8)	(0.5)	pts	(132.8)	(2.9)	pts
Total segment	$127.9	(2.4)	pts	$(21.7)	(0.3)	pts	$106.2	(2.7)	pts

Variance 2013/2012
Attritional	$284.6	(1.0)	pts	$(14.5)	(0.3)	pts	$270.1	(1.3)	pts
Catastrophes	(215.0)	(5.7)	pts	-	-	pts	(215.0)	(5.7)	pts
Total segment	$69.6	(6.7)	pts	$(14.5)	(0.3)	pts	$55.0	(7.0)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 3.8% to $2,906.5 million for the year ended December 31, 2014 compared to $2,800.3 million for the year ended December 31, 2013, primarily due to increases in current year attritional losses, partially offset by a reduction in current year catastrophe losses. The increase in current year attritional losses of $232.9 million is primarily due to the impact of the increase in premiums earned.  The $12.1 million of favorable prior years development for 2014 is a combination of $174.7 million of favorable development in the reinsurance segments, related primarily to treaty casualty and treaty property reserves, partially offset by $137.8 million of development on A&E reserves and $24.9 million of development on insurance reserves, primarily related to construction liability and umbrella business.  The $90.0 million of current year catastrophe losses for the year ended December 31, 2014 represented 1.7 points and related to the Japan snowstorm ($31.5 million), Hurricane Odile ($22.0 million), the Chilean earthquake ($21.5 million) and the Brisbane hailstorm ($15.0 million).  The $195.0 million of current year catastrophe losses for the year ended December 31, 2013 related to Canadian floods ($79.7 million), U.S. storms ($44.8 million), Typhoon Fitow ($30.0 million), German hailstorms ($20.5 million) and European floods ($20.0 million).

Incurred losses and LAE increased by 2.0% to $2,800.3 million for the year ended December 31, 2013 compared to $2,745.3 million for the year ended December 31, 2012, primarily due to increases in current year attritional losses, partially offset by the decline in current year catastrophe losses for 2013 (outlined above).  The increase in current year attritional losses of $284.6 million is primarily due to the impact of the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 1.0 points due to the shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.  The $410.0 million of current year catastrophe losses for 2012 represented 9.8 points and related to Superstorm Sandy ($325.0 million), U.S. storms ($60.0 million) and Hurricane Isaac ($25.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 16.2% to $1,135.6 million for the year ended December 31, 2014 compared to $977.6 million for the year ended December 31, 2013.  These changes were primarily due to the impact of the increase in premiums earned, changes in the mix of business and higher contingent commissions.

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

Other Underwriting Expenses.  Other underwriting expenses were $240.4 million, $237.1 million and $207.7 million in 2014, 2013 and 2012, respectively.   The increase in other underwriting expenses for 2014 compared to 2013 was mainly due to the impact of the increase in premiums earned.  The increase in other underwriting expenses for 2013 compared to 2012 was mainly due to the impact of higher premiums earned and higher compensation expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were comparable at $23.4 million, $24.8 million and $24.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $38.5 million and $46.1 million in 2014 and 2013, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013 and the maturity of $250.0 million of senior notes on October 15, 2014, partially offset by the impact of the issuance of $400.0 million of senior notes in June 2014.

Interest, fees and other bond amortization expense was $46.1 million and $53.7 million in 2013 and 2012, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013.  The year over year decrease was partially offset by $7.7 million of amortization expense on remaining capitalized issuance costs related to the redeemed securities.

Income Tax Expense (Benefit).  We had income tax expenses of $187.7 million, $289.7 million and $110.6 million in 2014, 2013 and 2012, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate (“AETR”) method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for 2014 compared to 2013 is primarily due to lower net realized capital gains in the U.S. and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $1,258.5 million, $1,265.3 million and $829.0 million in 2014, 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $1,199.2 million, $1,259.4 million and $829.0 million in 2014, 2013 and 2012, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests in 2014 and 2013.

Ratios.
Our combined ratio decreased by 1.7 points to 82.8% in 2014 compared to 84.5% in 2013.  The loss ratio component decreased 2.7 points in 2014, over the same period last year primarily due to the $105.0 million decrease in current year catastrophe losses, which lowered the loss ratio by 2.4 points.  The commission and brokerage ratio components increased 1.4 points in 2014 primarily due to changes in the mix of business and higher contingent commissions.  The other underwriting expense ratio components decreased by 0.4 points in 2014 over the same period last year primarily due to higher premiums earned.

Our combined ratio decreased by 9.3 points to 84.5% in 2013 compared to 93.8% in 2012.  The loss ratio component decreased 7.0 points in 2013, over the same period last year primarily due to the $215.0 million decrease in current year catastrophe losses, which lowered the loss ratio by 5.7 points.  The commission and brokerage ratio components decreased 2.3 points in 2013 due to the one time impact of the termination of the Florida quota share contract in 2012 and the increase in excess of loss business which carries a lower commission than pro rata business.  The other underwriting expense ratio components remained flat in 2013 over the same period in 2012.

Shareholders’ Equity.

Shareholders’ equity increased by $482.8 million to $7,451.1 million at December 31, 2014 from $6,968.3 million at December 31, 2013, principally as a result of $1,199.2 million of net income attributable to Everest Re Group, share-based compensation transactions of $39.0 million and $22.1 million of unrealized appreciation on investments, net of tax, partially offset by repurchases of 3.2 million common shares for $500.0 million, $145.9 million of shareholder dividend, $95.4 million of net foreign currency translation adjustments and $36.1 million of net benefit plan obligation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 3.3% to $530.6 million in 2014 compared to $548.5 million in 2013, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, and a decline in income from our limited partnership investments.

Net investment income decreased by 8.6% to $548.5 million in 2013 compared to $600.2 million in 2012, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, from our equities, due to the partial liquidation of some mutual funds and from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Fixed maturities	$462.8	$473.5	$489.8
Equity securities	47.2	45.4	59.2
Short-term investments and cash	1.6	1.3	1.3
Other invested assets
Limited partnerships	40.9	46.9	64.9
Other	3.6	7.3	3.9
Gross investment income before adjustments	556.1	574.4	619.0
Funds held interest income (expense)	9.5	10.6	10.6
Future policy benefit reserve income (expense)	(1.7)	(2.8)	(2.9)
Gross investment income	563.9	582.3	626.6
Investment expenses	(33.3)	(33.8)	(26.4)
Net investment income	$530.6	$548.5	$600.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2014	2013	2012
Imbedded pre-tax yield of cash and invested assets at December 31	3.0%	3.2%	3.5%
Imbedded after-tax yield of cash and invested assets at December 31	2.6%	2.8%	3.0%

Annualized pre-tax yield on average cash and invested assets	3.2%	3.5%	3.9%
Annualized after-tax yield on average cash and invested assets	2.7%	2.9%	3.3%

	2014	2013	2012
Fixed income portfolio total return	3.5%	0.4%	4.8%
Barclay's Capital - U.S. aggregate index	6.0%	-2.0%	4.2%

Common equity portfolio total return	10.4%	22.4%	13.8%
S&P 500 index	13.7%	32.4%	16.0%

Other invested asset portfolio total return	11.8%	16.9%	16.0%

The pre-tax equivalent total return for the bond portfolio was approximately 3.6%, 0.6% and 5.0%, respectively, in 2014, 2013 and 2012.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2014/2013	2013/2012
(Dollars in millions)	2014	2013	2012	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$36.1	$37.7	$31.9	$(1.6)	$5.8
Losses	(31.7)	(30.9)	(17.2)	(0.8)	(13.7)
Total	4.4	6.8	14.7	(2.4)	(7.9)

Fixed maturity securities, fair value:
Gains	1.3	0.5	6.3	0.8	(5.8)
Losses	(4.4)	(0.3)	(0.6)	(4.2)	0.3
Total	(3.1)	0.2	5.7	(3.3)	(5.5)

Equity securities, market value:
Gains	1.7	3.0	16.7	(1.3)	(13.7)
Losses	(1.2)	(0.3)	(1.8)	(0.9)	1.5
Total	0.4	2.6	14.9	(2.2)	(12.3)

Equity securities, fair value:
Gains	19.2	41.8	41.1	(22.5)	0.7
Losses	(19.1)	(9.0)	(20.1)	(10.1)	11.1
Total	0.2	32.7	21.0	(32.6)	11.7

Total net realized capital gains (losses) from sales:
Gains	58.3	82.8	96.0	(24.5)	(13.2)
Losses	(56.5)	(40.5)	(39.6)	(16.0)	(0.9)
Total	1.9	42.4	56.3	(40.5)	(13.9)

Other-than-temporary impairments:	(39.5)	(1.1)	(10.0)	(38.4)	8.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.5)	0.3	1.9	(1.8)	(1.6)
Equity securities, fair value	123.2	258.6	116.2	(135.4)	142.4
Total	121.7	258.9	118.1	(137.2)	140.8

Total net realized capital gains (losses)	$84.0	$300.2	$164.4	$(216.2)	$135.8

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $84.0 million, $300.2 million and $164.4 million in 2014, 2013 and 2012, respectively.  In 2014, we recorded $121.7 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments.  The fixed maturity and equity sales in 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  In 2013, we recorded $258.9 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments.  The fixed maturity and equity sales in 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  In 2012, we recorded $118.1 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$2,039.6	$1,809.7	$1,310.7	$229.9	12.7%	$499.0	38.1%
Net written premiums	1,983.8	1,807.1	1,306.5	176.7	9.8%	500.6	38.3%

Premiums earned	$1,986.8	$1,671.5	$1,416.4	$315.3	18.9%	$255.1	18.0%
Incurred losses and LAE	954.5	814.7	1,050.4	139.9	17.2%	(235.7)	-22.4%
Commission and brokerage	466.3	366.9	350.6	99.4	27.1%	16.3	4.6%
Other underwriting expenses	45.6	47.2	44.8	(1.6)	-3.4%	2.4	5.4%
Underwriting gain (loss)	$520.4	$442.8	$(29.4)	$77.6	17.5%	$472.2	NM

					Point Chg		Point Chg
Loss ratio	48.0%	48.7%	74.2%		(0.7)		(25.5)
Commission and brokerage ratio	23.5%	21.9%	24.8%		1.6		(2.9)
Other underwriting expense ratio	2.3%	2.9%	3.1%		(0.6)		(0.2)
Combined ratio	73.8%	73.5%	102.1%		0.3		(28.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 12.7% to $2,039.6 million in 2014 from $1,809.7 million in 2013, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks.  Net written premiums increased by 9.8% to $1,983.8 million in 2014 compared to $1,807.1 million in 2013, which is in line with the increase in gross written premiums combined with a higher use of reinsurance for catastrophe exposures.  Premiums earned increased 18.9% to $1,986.8 million in 2014 compared to $1,671.5 million in 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$933.3	47.0%		$24.5	1.2%		$957.8	48.2%
Catastrophes	12.5	0.6%		(15.8)	-0.8%		(3.3)	-0.2%
Total segment	$945.8	47.6%		$8.7	0.4%		$954.5	48.0%

2013
Attritional	$781.8	46.7%		$(36.7)	-2.2%		$745.2	44.5%
Catastrophes	51.8	3.1%		17.7	1.1%		69.5	4.2%
Total segment	$833.6	49.8%		$(18.9)	-1.1%		$814.7	48.7%

2012
Attritional	$706.8	49.9%		$(27.2)	-1.9%		$679.6	48.0%
Catastrophes	372.6	26.3%		(1.8)	-0.1%		370.8	26.2%
Total segment	$1,079.4	76.2%		$(29.0)	-2.0%		$1,050.4	74.2%

Variance 2014/2013
Attritional	$151.5	0.3	pts	$61.2	3.4	pts	$212.6	3.7	pts
Catastrophes	(39.3)	(2.5)	pts	(33.5)	(1.9)	pts	(72.8)	(4.4)	pts
Total segment	$112.2	(2.2)	pts	$27.7	1.5	pts	$139.9	(0.7)	pts

Variance 2013/2012
Attritional	$75.0	(3.2)	pts	$(9.5)	(0.3)	pts	$65.6	(3.5)	pts
Catastrophes	(320.8)	(23.2)	pts	19.5	1.2	pts	(301.3)	(22.0)	pts
Total segment	$(245.8)	(26.4)	pts	$10.1	0.9	pts	$(235.7)	(25.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 17.2% to $954.5 million in 2014 compared to $814.7 million in 2013, primarily due to the increase in current year attritional losses of $151.5 million resulting primarily from the impact of the increase in premiums earned and less favorable development of $61.2 million on prior years’ attritional losses in 2014 compared to 2013, mainly related to an increase in A&E reserves.  This increase was partially offset by a decrease of $39.3 million in current year catastrophe losses and favorable development of $33.5 million on prior year catastrophe losses in 2014 compared to 2013, mainly related to Superstorm Sandy.  The $12.5 million of current year catastrophe losses in 2014 related to the Japan snowstorm ($7.8 million) and Hurricane Odile ($4.7 million).  The $51.8 million of current year catastrophe losses in 2013 were mainly due to U.S. Storms ($44.8 million), the European floods ($5.0 million) and the Canadian Floods ($2.0 million).

Incurred losses decreased by 22.4% to $814.7 million in 2013 compared to $1,050.4 million in 2012, primarily due to the decrease in current year catastrophe losses for 2013 (outlined above), partially offset by an increase of $75.0 million in current year attritional losses due to the impact of the increase in premiums earned.  The $372.6 million of current year catastrophe losses for 2012 related to Superstorm Sandy ($289.0 million), U.S. storms ($59.8 million) and Hurricane Isaac ($23.8 million).  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 3.2 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage expenses increased by 27.1% to $466.3 million in 2014 compared to $366.9 million in 2013.  The variance was due to the impact of the increase in premiums earned, change in the mix of business and higher contingent commissions.  Segment other underwriting expenses decreased slightly to $45.6 million in 2014 from $47.2 million in 2013.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$1,582.4	$1,345.8	$1,192.3	$236.7	17.6%	$153.5	12.9%
Net written premiums	1,336.6	1,327.4	1,188.7	9.2	0.7%	138.7	11.7%

Premiums earned	$1,310.9	$1,289.3	$1,214.8	$21.6	1.7%	$74.5	6.1%
Incurred losses and LAE	748.2	675.4	586.3	72.8	10.8%	89.0	15.2%
Commission and brokerage	306.2	295.9	300.1	10.3	3.5%	(4.2)	-1.4%
Other underwriting expenses	34.6	33.9	29.3	0.7	2.0%	4.6	15.8%
Underwriting gain (loss)	$221.9	$284.2	$299.1	$(62.3)	-21.9%	$(14.9)	-5.0%

					Point Chg		Point Chg
Loss ratio	57.1%	52.4%	48.3%		4.7		4.1
Commission and brokerage ratio	23.4%	22.9%	24.7%		0.5		(1.8)
Other underwriting expense ratio	2.6%	2.7%	2.4%		(0.1)		0.3
Combined ratio	83.1%	78.0%	75.4%		5.1		2.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 17.6% to $1,582.4 million in 2014 compared to $1,345.8 million in 2013, primarily due to new quota share contracts, partially offset by the negative impact of $47.9 million from the movement of foreign exchange rates.  Net written premiums increased by 0.7% to $1,336.6 million in 2014 compared to $1,327.4 million in 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned increased 1.7% to $1,310.9 million in 2014 compared to $1,289.3 million in 2013.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.9% to $1,345.8 million in 2013 compared to $1,192.3 million in 2012, primarily due to growth in Latin and South America business.  Net written premiums increased by 11.7% to $1,327.4 million compared to $1,188.7 million in 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased 6.1% to $1,289.3 million in 2013 compared to $1,214.8 million in 2012.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$709.5	54.2%		$(20.4)	-1.6%		$689.2	52.6%
Catastrophes	71.1	5.4%		(12.1)	-0.9%		59.0	4.5%
Total segment	$780.6	59.6%		$(32.5)	-2.5%		$748.2	57.1%

2013
Attritional	$631.6	49.0%		$(57.3)	-4.4%		$574.3	44.6%
Catastrophes	104.4	8.1%		(3.3)	-0.3%		101.1	7.8%
Total segment	$736.0	57.1%		$(60.6)	-4.7%		$675.4	52.4%

2012
Attritional	$589.0	48.5%		$(12.2)	-1.0%		$576.8	47.5%
Catastrophes	16.6	1.4%		(7.1)	-0.6%		9.5	0.8%
Total segment	$605.6	49.9%		$(19.3)	-1.6%		$586.3	48.3%

Variance 2014/2013
Attritional	$77.9	5.2	pts	$36.9	2.8	pts	$114.9	8.0	pts
Catastrophes	(33.3)	(2.7)	pts	(8.8)	(0.6)	pts	(42.1)	(3.3)	pts
Total segment	$44.6	2.5	pts	$28.1	2.2	pts	$72.8	4.7	pts

Variance 2013/2012
Attritional	$42.6	0.5	pts	$(45.1)	(3.4)	pts	$(2.5)	(2.9)	pts
Catastrophes	87.8	6.7	pts	3.8	0.3	pts	91.6	7.0	pts
Total segment	$130.4	7.2	pts	$(41.3)	(3.1)	pts	$89.0	4.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.8% to $748.2 million in 2014 compared to $675.4 million in 2013, due to the increase in current year attritional losses of $77.9 million, primarily due to increased losses in the Middle East, Africa and Latin America, partially offset by the decrease in current year catastrophe losses of $33.3 million.  The $71.1 million of current year catastrophe losses in 2014 were due to the 2014 Chilean earthquake ($20.7 million), Japan snowstorm ($20.0 million), Hurricane Odile ($15.4 million) and the Brisbane hailstorm ($14.9 million).  The $104.4 million of current year catastrophe losses in 2013 were due to the Canadian floods ($75.2 million) and Typhoon Fitow ($29.2 million).

Incurred losses and LAE increased by 15.2% to $675.4 million in 2013 compared to $586.3 million in 2012, representing 4.1 loss ratio points, primarily due to current year catastrophe for 2013 (outlined above).  The current year catastrophe losses of $16.6 million in 2012 related primarily to Superstorm Sandy ($16.5 million).  The current year attritional losses increased by $42.6 million primarily due to the increase in premiums earned as the current year attritional loss ratio was relatively flat period over period.

Segment Expenses. Commission and brokerage increased 3.5% to $306.2 million in 2014 compared to $295.9 million in 2013.  This increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased slightly to $34.6 million in 2014 compared to $33.9 million in 2013.

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

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$770.2	$774.3	$734.4	$(4.0)	-0.5%	$39.9	5.4%
Net written premiums	744.7	765.7	733.8	(21.0)	-2.7%	31.9	4.3%

Premiums earned	$715.7	$738.0	$680.9	$(22.3)	-3.0%	$57.0	8.4%
Incurred losses and LAE	361.8	374.4	408.2	(12.6)	-3.4%	(33.9)	-8.3%
Commission and brokerage	198.8	179.1	184.4	19.7	11.0%	(5.2)	-2.8%
Other underwriting expenses	34.9	34.7	30.6	0.3	0.8%	4.0	13.2%
Underwriting gain (loss)	$120.2	$149.8	$57.8	$(29.6)	-19.8%	$92.1	159.4%

					Point Chg		Point Chg
Loss ratio	50.5%	50.7%	60.0%		(0.2)		(9.3)
Commission and brokerage ratio	27.8%	24.3%	27.1%		3.5		(2.8)
Other underwriting expense ratio	4.9%	4.7%	4.4%		0.2		0.3
Combined ratio	83.2%	79.7%	91.5%		3.5		(11.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 0.5% to $770.2 million in 2014 compared to $774.3 million in 2013, primarily due to the non-renewal of a casualty quota share contract.  Net written premiums decreased by 2.7% to $744.7 million in 2014 compared to $765.7 million in 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance including cessions to Mt. Logan.  Premiums earned decreased 3.0% to $715.7 million in 2014 compared to $738.0 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$402.4	56.3%		$(41.2)	-5.8%		$361.3	50.5%
Catastrophes	0.3	0.0%		0.2	0.0%		0.5	0.0%
Total segment	$402.7	56.3%		$(41.0)	-5.8%		$361.8	50.5%

2013
Attritional	$408.1	55.3%		$(56.1)	-7.6%		$352.0	47.7%
Catastrophes	35.5	4.8%		(13.1)	-1.8%		22.4	3.0%
Total segment	$443.6	60.1%		$(69.2)	-9.4%		$374.4	50.7%

2012
Attritional	$403.0	59.2%		$(17.8)	-2.6%		$385.2	56.6%
Catastrophes	14.1	2.1%		8.9	1.3%		23.0	3.4%
Total segment	$417.1	61.3%		$(8.9)	-1.3%		$408.2	60.0%

Variance 2014/2013
Attritional	$(5.7)	1.0	pts	$14.9	1.8	pts	$9.3	2.8	pts
Catastrophes	(35.2)	(4.8)	pts	13.3	1.8	pts	(21.9)	(3.0)	pts
Total segment	$(40.9)	(3.8)	pts	$28.2	3.6	pts	$(12.6)	(0.2)	pts

Variance 2013/2012
Attritional	$5.1	(3.9)	pts	$(38.3)	(5.0)	pts	$(33.2)	(8.9)	pts
Catastrophes	21.4	2.7	pts	(22.0)	(3.1)	pts	(0.6)	(0.4)	pts
Total segment	$26.5	(1.2)	pts	$(60.3)	(8.1)	pts	$(33.9)	(9.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 3.4% to $361.8 million in 2014 compared to $374.4 million in 2013 primarily due to a $35.2 million decrease in current year catastrophe losses, partially offset by $14.9 million of less favorable prior years’ attritional losses and $13.3 million of less favorable prior year catastrophe development in 2014 compared to 2013, which mainly related to the 2011 Japan earthquake.  The $0.3 million of current year catastrophe losses in 2014 primarily related to Hurricane Odile.  The $35.5 million of current year catastrophe losses in 2013 were due to the German hailstorms ($20.5 million) and the European floods ($15.0 million).

Incurred losses and LAE decreased by 8.3% to $374.4 million in 2013 compared to $408.2 million in 2012 primarily due to favorable prior year development in 2013 compared to 2012 for both attritional and catastrophe losses, partially offset by increases in current year catastrophe losses (outlined above) and current year attritional losses.  The favorable prior year development on attritional losses was primarily related to the outcome of reserve studies on property business.  The $14.1 million of current year catastrophe losses for 2012 related primarily to Superstorm Sandy ($14.0 million).  The current year attritional losses increased by $5.1 million due to the impact of higher premiums earned, but the current year attritional loss ratio declined by 3.9 points. This is primarily due to a shift in the mix of business to excess of loss contracts which generally results in lower loss ratios.

Segment Expenses.  Commission and brokerage increased by 11.0% to $198.8 million in 2014 compared to $179.1 million in 2013.  The increase was primarily due to higher commissions on business written through the U.K. branch of the Bermuda office and higher contingent commissions.  Segment other underwriting expenses increased slightly to $34.9 million in 2014 compared to $34.7 million for the same period in 2013.

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

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2014/2013		2013/2012
(Dollars in millions)	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$1,218.4	$1,268.7	$1,073.1	$(50.4)	-4.0%	$195.6	18.2%
Net written premiums	1,067.3	1,086.2	852.1	(18.9)	-1.7%	234.1	27.5%

Premiums earned	$1,030.3	$1,037.4	$852.4	$(7.1)	-0.7%	$185.0	21.7%
Incurred losses and LAE	811.4	931.5	700.3	(120.0)	-12.9%	231.2	33.0%
Commission and brokerage	149.8	133.7	117.6	16.1	12.0%	16.1	13.7%
Other underwriting expenses	118.0	119.3	103.0	(1.3)	-1.1%	16.3	15.8%
Underwriting gain (loss)	$(48.9)	$(147.0)	$(68.5)	$98.1	-66.7%	$(78.6)	114.8%

					Point Chg		Point Chg
Loss ratio	78.8%	89.8%	82.2%		(11.0)		7.6
Commission and brokerage ratio	14.5%	12.9%	13.8%		1.6		(0.9)
Other underwriting expense ratio	11.4%	11.5%	12.0%		(0.1)		(0.5)
Combined ratio	104.7%	114.2%	108.0%		(9.5)		6.2

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 4.0% to $1,218.4 million in 2014 compared to $1,268.7 million in 2013.  This decrease was primarily driven by a decline in crop business, partially offset by an increase in the non-standard auto business.  Net written premiums decreased by 1.7% to $1,067.3 million in 2014 compared to $1,086.2 million in 2013.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a lesser utilization of reinsurance, particularly on the crop business.  Premiums earned decreased 0.7% to $1,030.3 million in 2014 compared to $1,037.4 million in 2013.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$786.5	76.4%		$24.9	2.4%		$811.3	78.8%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$786.5	76.4%		$25.0	2.4%		$811.4	78.8%

2013
Attritional	$798.6	77.0%		$131.9	12.7%		$930.5	89.7%
Catastrophes	2.3	0.2%		(1.3)	-0.1%		1.0	0.1%
Total segment	$800.9	77.2%		$130.6	12.6%		$931.5	89.8%

2012
Attritional	$640.1	75.1%		$53.5	6.3%		$693.6	81.4%
Catastrophes	6.7	0.8%		-	0.0%		6.7	0.8%
Total segment	$646.8	75.9%		$53.5	6.3%		$700.3	82.2%

Variance 2014/2013
Attritional	$(12.1)	(0.6)	pts	$(107.0)	(10.3)	pts	$(119.2)	(10.9)	pts
Catastrophes	(2.3)	(0.2)	pts	1.4	0.1	pts	(0.9)	(0.1)	pts
Total segment	$(14.4)	(0.8)	pts	$(105.6)	(10.2)	pts	$(120.0)	(11.0)	pts

Variance 2013/2012
Attritional	$158.5	1.9	pts	$78.4	6.4	pts	$236.9	8.3	pts
Catastrophes	(4.4)	(0.6)	pts	(1.3)	(0.1)	pts	(5.7)	(0.7)	pts
Total segment	$154.1	1.3	pts	$77.1	6.3	pts	$231.2	7.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.9% to $811.4 million in 2014 compared to $931.5 million in 2013, mainly due to a decrease of $107.0 million in prior years’ attritional losses, which was mainly related to development on workers’ compensation, construction liability and umbrella business in 2013 which did not recur to the same extent in 2014.  There were no current year catastrophe losses in 2014.  The $2.3 million of current year catastrophe losses for 2013 were due to Canadian floods.

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

Segment Expenses.  Commission and brokerage increased by 12.0% to $149.8 million in 2014 compared to $133.7 million in 2013.  The increase was primarily driven by the shift in the mix of premium away from crop business, which carries a lower commission rate than other insurance lines.  Segment other underwriting expenses decreased slightly to $118.0 million in 2014 compared to $119.3 million in 2013.

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

	Years Ended December 31,			2014/2013		2013/2012
	2014	2013	2012	Variance	% Change	Variance	% Change
Gross written premiums	$138.4	$20.2	$-	$118.2	NM	$20.2	NM
Net written premiums	124.5	18.4	-	106.0	NM	18.4	NM

Premiums earned	$125.4	$17.3	$-	$108.2	NM	$17.3	NM
Incurred losses and LAE	30.6	4.4	-	26.2	NM	4.4	NM
Commission and brokerage	14.4	2.0	-	12.5	NM	2.0	NM
Other underwriting expenses	7.3	2.1	-	5.2	NM	2.1	NM
Underwriting gain (loss)	$73.1	$8.8	$-	$64.3	NM	$8.8	NM

					Point Chg		Point Chg
Loss ratio	24.4%	25.4%	-		(1.0)		25.4
Commission and brokerage ratio	11.5%	11.3%	-		0.2		11.3
Other underwriting expense ratio	5.8%	12.1%	-		(6.3)		12.1
Combined ratio	41.7%	48.8%	-		(7.1)		48.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased to $138.4 million in 2014 compared to $20.2 million in 2013, as this segment continues to expand from its initial start-up in the third quarter of 2013.  Net written premiums increased to $124.5 million in 2014 compared to $18.4 million in 2013, which is consistent with the change in gross written premiums.  Premiums earned increased to $125.4 million in 2014 compared to $17.3 million in 2013.  The change in premiums earned is comparable to the change in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2014
Attritional	$24.7	19.7%		$-	0.0%		$24.7	19.7%
Catastrophes	6.1	4.8%		(0.2)	-0.1%		5.9	4.7%
Total segment	$30.8	24.5%		$(0.2)	-0.1%		$30.6	24.4%

2013
Attritional	$3.3	19.4%		$-	-		$3.3	19.4%
Catastrophes	1.0	6.0%		-	-		1.0	6.0%
Total segment	$4.4	25.4%		$-	-		$4.4	25.4%

2012
Attritional	$-	-		$-	-		$-	-
Catastrophes	-	-		-	-		-	-
Total segment	$-	-		$-	-		$-	-

Variance 2014/2013
Attritional	$21.4	0.3	pts	$-	-	pts	$21.4	0.3	pts
Catastrophes	5.1	(1.2)	pts	(0.2)	(0.1)	pts	4.9	(1.3)	pts
Total segment	$26.4	(0.9)	pts	$(0.2)	(0.1)	pts	$26.2	(1.0)	pts

Variance 2013/2012
Attritional	$3.3	19.4	pts	$-	-	pts	$3.3	19.4	pts
Catastrophes	1.0	6.0	pts	-	-	pts	1.0	6.0	pts
Total segment	$4.4	25.4	pts	$-	-	pts	$4.4	25.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $30.6 million in 2014 compared to $4.4 million in 2013, mainly due to the increase in current year attritional losses of $21.4 million, resulting from the impact of the increase in premiums earned, and an increase in current year catastrophes of $5.1 million.  The $6.1 million of current year catastrophe losses in 2014 were mainly due to the Japan snowstorm ($3.7 million), Hurricane Odile ($1.6 million) and the Chilean earthquake ($0.8 million).  The $1.0 million of current year catastrophe losses in 2013 were due to Typhoon Fitow ($0.8 million) and the Canadian floods ($0.2 million).

Segment Expenses.  Commission and brokerage increased to $14.4 million in 2014 compared to $2.0 million in 2013.  The increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $7.3 million in 2014 compared to $2.1 million in 2013.  The increase was primarily due to the impact of the increase in premiums earned and increased operations.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2014, we had reinsurance reserves of $7,299.3 million and insurance loss reserves of $2,421.5 million, of which $368.8 million and $107.4 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets’ reinsurance mechanisms, are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2014 and 2013, the reserve for uncollectible balances was $21.6 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 13 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2014	2013	2012
U.S. Reinsurance	$387.2	$336.0	$246.6
International	238.8	231.5	211.0
Bermuda	207.8	207.8	194.0
Mt. Logan	2.6	0.3	-
Total	$836.5	$775.6	$651.6

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.10% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2014 and 2013, our investment portfolio included $575.8 million and $469.1 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2014, we had net unrealized gains, net of tax, of $223.2 million compared to $201.2 million at December 31, 2013.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,435.9 million at December 31, 2014, an increase of $839.5 million compared to $16,596.5 million at December 31, 2013.  This increase was primarily the result of $1,313.8 million of cash flows from operations, $400.0 million from issuance of senior notes, $136.2 million from external third party net capital investment into Mt. Logan Re, $121.7 million in fair value re-measurements, $40.0 million of subscription advances for third party investment into Mt. Logan Re, $39.5 million in equity adjustments of our limited partnership investments, $20.3 million of pre-tax unrealized appreciation, and $17.8 million from common share issuance under share based compensation plans, net of expense incurred, partially offset by $500.0 million paid for share repurchases, $250.0 million in net cost of senior notes maturing, $201.2 million due to fluctuations in foreign currencies, $145.9 million paid out in dividends to shareholders, $49.2 million of amortization bond premium, $10.3 million paid out in dividends to third party investors in redeemable noncontrolling interests and $4.4 million of unsettled securities.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2014, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 59% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2014		2013
Fixed maturities, market value	$13,101.1	75.1%	$12,636.9	76.1%
Fixed maturities, fair value	1.5	0.0%	19.4	0.1%
Equity securities, market value	140.2	0.8%	144.1	0.9%
Equity securities, fair value	1,447.8	8.3%	1,462.1	8.8%
Short-term investments	1,705.9	9.8%	1,214.2	7.3%
Other invested assets	601.9	3.5%	508.4	3.1%
Cash	437.5	2.5%	611.4	3.7%
Total investments and cash	$17,435.9	100.0%	$16,596.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2014	2013
Fixed income portfolio duration (years)	2.9	3.2
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.0%	3.2%
Imbedded end of period yield, after-tax	2.6%	2.8%

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $670.9 million and $540.9 million at December 31, 2014 and 2013, respectively.  At December 31, 2014, $102.3 million, or 15.2%, was receivable from C.V. Starr; $75.0 million, or 11.2%, was receivable from Resolution Group; $64.6 million, or 9.6%, was receivable from FCIC; $60.7 million, or 9.0%, was receivable from Zurich; $39.5 million, or 5.9%, was receivable from Transatlantic; $37.2 million, or 5.5%, was receivable from Hannover; $35.2 million, or 5.2%, was receivable from Axis and $33.9 million, or 5.1%, was receivable from Axa Seguros.  The receivables from C.V. Starr and Resolution Group are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,720.8 million and $9,673.2 million at December 31, 2014 and 2013, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,409.5	$1,925.4	$3,334.9	34.3%
International	902.5	868.6	1,771.0	18.2%
Bermuda	783.9	1,108.2	1,892.0	19.5%
Insurance	968.3	1,250.4	2,218.6	22.8%
Mt. Logan Re	13.0	15.0	28.0	0.3%
Total excluding A&E	4,077.1	5,167.5	9,244.6	95.1%
A&E	251.1	225.1	476.2	4.9%
Total including A&E	$4,328.2	$5,392.6	$9,720.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,522.5	$1,819.0	$3,341.5	34.5%
International	1,007.4	686.5	1,694.0	17.5%
Bermuda	885.3	1,166.3	2,051.5	21.2%
Insurance	967.3	1,212.2	2,179.5	22.5%
Mt. Logan Re	1.8	2.5	4.3	0.1%
Total excluding A&E	4,384.3	4,886.5	9,270.8	95.8%
A&E	250.3	152.2	402.5	4.2%
Total including A&E	$4,634.6	$5,038.6	$9,673.2	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $39.9 million in 2014, representing 0.4% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $206.5 million in 2007, representing 2.6% of the net prior period reserves for the year in which the adjustment was made.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2014
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,334.9	-12.1%	$2,932.0	12.1%	$3,737.8
International	1,771.0	-9.7%	1,599.5	9.7%	1,942.5
Bermuda	1,892.0	-9.7%	1,708.4	9.7%	2,075.7
Insurance	2,218.6	-15.2%	1,881.7	15.2%	2,555.6
Mt. Logan Re	28.0	0.0%	28.0	0.0%	28.0
Total Gross Reserves (excluding A&E)	9,244.6	-8.8%	8,427.0	8.8%	10,062.2
A&E (All Segments)	476.2	-13.7%	411.0	13.7%	541.4
Total Gross Reserves	$9,720.8	-8.8%	8,869.5	8.8%	10,572.1

(Some amounts may not reconcile due to rounding.)
______________________________________________________

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for Mt. Logan Re and A&E exposures, ranges from minus 9.7% to minus 15.2% for the low range and from plus 9.7% to plus 15.2% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

Asbestos and Environmental Exposures.  A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes the outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Gross reserves	$476.2	$402.5	$442.8
Reinsurance receivable	(18.0)	(15.8)	(17.1)
Net reserves	$458.2	$386.7	$425.7

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2014, we had gross asbestos loss reserves of $454.5 million, or 95.5%, of total A&E reserves, of which $350.3 million was for assumed business and $104.2 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 8.7 years at December 31, 2014.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $7,451.1 million as of December 31, 2014 from $6,968.3 million as of December 31, 2013.  This increase was result of $1,199.2 million of net income attributable to Everest Re Group, share-based compensation transactions of $39.0 million and $22.1 million of unrealized appreciation on investments, net of tax, partially offset by repurchases of 3.2 million common shares for $500.0 million, $145.9 million of shareholder dividends, $95.4 million of net foreign currency translation adjustments and $36.1 million of net benefit plan obligation adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders’ equity at December 31, 2014 and December 31, 2013 was $7,451.1 million and $6,968.3 million, respectively.  Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

Our two main operating companies Bermuda Re and Everest Re are regulated by the Bermuda Monetary Authority (“BMA”) and the State of Delaware, Department of Insurance, respectively.  Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity.  Failure to meet the required statutory capital levels could result in various regulatory restrictions, including business activity and the payment of dividends to their parent companies.  See also Item 8, Financial Statements and Supplementary Data, Footnote 16, Dividend Restrictions and Statutory Financial Information.

Our financial strength ratings as determined by A.M. Best, Standard & Poor’s and Moody’s are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons.  We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  See also Item 1, Business, Financial Strength Ratings.

We maintain our own economic capital models to monitor and project our overall capital, as well as, the capital at our operating subsidiaries.  A key input to the economic models is projected income and this input is continually compared to actual results, which may require a change in the capital strategy.  For example, if catastrophe losses are higher than expected, we may scale back our share buybacks to offset the impact on capital from the reduced income.

During 2014, the Company issued $400.0 million of senior notes at an attractive interest rate during this low interest rate environment and used $250.0 million of the proceeds for maturing senior notes.  The balance of the proceeds will be used for other operating purposes.  The senior notes qualify as capital for the rating agency models.

During 2014, we repurchased $3.2 million shares for $500.0 million in the open market and paid $145.9 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of December 31, 2014, we had repurchased 23.7 million shares under this authorization.

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

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,313.8 million, $1,098.3 million and $694.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Additionally, these cash flows reflected net tax payments of $153.5 million, $69.3 million and $59.8 million for years ended December 31, 2014, 2013 and 2012, respectively, and net catastrophe loss payments of $320.0 million, $490.7 million and $551.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2014 and 2013, we held cash and short-term investments of $2,143.4 million and $1,825.6 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2014, we had $1,189.4 million of available for sale fixed maturity securities maturing within one year or less, $5,726.3 million maturing within one to five years and $3,416.6 million maturing after five years.  Our $1,588.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2014 we had $261.8 million of net pre-tax unrealized appreciation, comprised of $430.8 million of pre-tax unrealized appreciation and $169.0 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have a credit facility that provides up to $200.0 million of unsecured revolving credit for liquidity but more importantly provides for up to $600.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2014, was $5,115.8 million.  As of December 31, 2014, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2014 and 2013, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  There were no short-term borrowings outstanding for the year ended December 31, 2014.  The highest amount outstanding for year ended December 31, 2013, was $50.0 million for the period from October 31, 2013 to December 2, 2013.  At December 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $444.0 million outstanding letters of credit under tranche two.  At December 31, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $502.1 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year three year, $150.0 million unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  There were no short-term borrowings outstanding during 2014.  At December 31, 2013, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  The highest amount outstanding for the year ended December 31, 2013, was $40.0 million for the period from May 22, 2013 to July 24, 2013.  At December 31, 2013, the Holdings Credit Facility had outstanding letters of credit of $0.9 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.7 million and $1.0 million for December 31, 2014 and 2013, respectively.

Exposure to Catastrophes.  Like other insurance and reinsurance companies, we are exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. A large catastrophic event can be expected to generate insured losses to multiple reinsurance treaties, facultative certificates and direct insurance policies across various lines of business.

We focus on potential losses that could result from any single event, or series of events as part of our evaluation and monitoring of our aggregate exposures to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event or series of events in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying reasonable damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of potential losses on a probabilistic basis.

No single universal model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which we conduct business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for our licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its projected 2015 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, of $1,371.0 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $852.0 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
4.868% Senior notes	$400.0	$-	$-	$-	$400.0
6.6% Long term notes	238.4	-	-	-	238.4
Interest expense (1)	1,401.2	35.2	70.4	70.4	1,225.1
Employee benefit plans	63.0	6.1	4.7	8.3	43.9
Operating lease agreements	85.8	13.4	26.8	25.0	20.7
Gross reserve for losses and LAE (2)	9,720.8	2,343.5	3,712.8	1,226.5	2,438.0
Total	$11,909.1	$2,398.2	$3,814.7	$1,330.2	$4,366.0

(Some amounts may not reconcile due to rounding.)

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

Dividends.
During 2014, 2013 and 2012, we declared and paid shareholder dividends of $145.9 million, $106.7 million and $100.4 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by either Bermuda Re or Everest International is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2014, 2013 and 2012, Everest Re paid dividends to Holdings of $155.0 million, $359.0 million and $100.0 million, respectively.  For the years ended December 31, 2014, 2013 and 2012, Bermuda Re paid dividends to Group of $645.0 million, $575.0 million and $425.0 million, respectively, and Everest International paid dividends to Group of $45.0 million, $90.0 million and $40.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 16 of Notes to Consolidated Financial Statements.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13.5 million of previously deferrable acquisition costs would be expensed, including $10.9 million and $2.6 million expensed in the years ended December 31, 2012 and 2013, respectively.  No additional expense will be incurred related to this guidance implementation in future periods.

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

Interest Rate Risk.  Our $17.4 billion investment portfolio, at December 31, 2014, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,427.6 million of mortgage-backed securities in the $13,102.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,705.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2014
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,563.2	$15,194.2	$14,808.5	$14,403.1	$13,986.6
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$634.8	$325.2	$-	$(343.1)	$(695.8)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2013
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,628.1	$14,264.1	$13,870.5	$13,458.9	$13,045.0
Market/Fair Value Change from Base (%)	5.5%	2.8%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$640.8	$333.2	$-	$(348.3)	$(698.6)

We had $9,720.8 million and $9,673.2 million of gross reserves for losses and LAE as of December 31, 2014 and 2013, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.0 billion, representing approximately 54.0% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,270.4	$1,429.2	$1,588.0	$1,746.8	$1,905.6
After-tax Change in Fair/Market Value	$(219.1)	$(109.5)	$-	$109.5	$219.1

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,284.9	$1,445.5	$1,606.2	$1,766.8	$1,927.4
After-tax Change in Fair/Market Value	$(223.4)	$(111.7)	$-	$111.7	$223.4

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2014, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2013.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(365.9)	$(183.0)	$-	$183.0	$365.9

	Change in Foreign Exchange Rates in Percent
	At December 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(378.9)	$(189.5)	$-	$189.5	$378.9

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment we concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2015 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2014 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	March 2, 2015
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 2, 2015
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 2, 2015
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 2, 2015
John J. Amore

/S/ JOHN R. DUNNE	Director	March 2, 2015
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 2, 2015
William F. Galtney, Jr.

/S/ GERALDINE LOSQUADRO	Director	March 2, 2015
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 2, 2015
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 2, 2015
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

4.8
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

4.9
Fourth Supplemental Indenture relating to Holdings $400.0 million 4.868% Senior Notes due June 1, 2044, dated June 5, 2014, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on June 5, 2014

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

*	10.11
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*	10.12
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

	10.13
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, filed herewith.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

10.14
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

*	10.15
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.16
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.17
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

*	10.19
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated June 19, 2013 and effective January 1, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 24, 2013.

*	10.20
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*	10.21
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 13, 2013

*	10.22
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 24, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 29, 2014.

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

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2014 and 2013		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2014, 2013, and 2012	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2014	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2014 and 2013	S-2

	Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	S-3

	Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2014, 2013 and 2012	S-6

IV	Reinsurance for the Years Ended December 31, 2014, 2013 and 2012	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers, LLP
New York, New York
March 2, 2015

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2014	2013

ASSETS:
Fixed maturities - available for sale, at market value	$13,101,067	$12,636,907
(amortized cost: 2014, $12,831,159; 2013, $12,391,164)
Fixed maturities - available for sale, at fair value	1,509	19,388
Equity securities - available for sale, at market value (cost: 2014, $148,326; 2013, $148,342)	140,210	144,081
Equity securities - available for sale, at fair value	1,447,820	1,462,079
Short-term investments	1,705,932	1,214,199
Other invested assets (cost: 2014, $601,925; 2013, $508,447)	601,925	508,447
Cash	437,474	611,382
Total investments and cash	17,435,937	16,596,483
Accrued investment income	111,075	119,058
Premiums receivable	1,397,983	1,453,114
Reinsurance receivables	670,854	540,883
Funds held by reinsureds	228,192	228,000
Deferred acquisition costs	398,408	363,721
Prepaid reinsurance premiums	154,177	81,779
Income taxes	184,762	178,334
Other assets	236,436	246,664
TOTAL ASSETS	$20,817,824	$19,808,036

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,720,813	$9,673,240
Future policy benefit reserve	59,820	59,512
Unearned premium reserve	1,728,745	1,579,945
Funds held under reinsurance treaties	3,932	2,692
Commission reserves	87,990	66,160
Other net payable to reinsurers	139,841	116,387
Losses in course of payment	157,527	332,631
4.868% Senior notes due 6/1/2044	400,000	-
5.4% Senior notes due 10/15/2014	-	249,958
6.6% Long term notes due 5/1/2067	238,364	238,361
Accrued interest on debt and borrowings	3,537	4,781
Equity index put option liability	47,022	35,423
Unsettled securities payable	41,092	53,867
Other liabilities	316,469	333,425
Total liabilities	12,945,152	12,746,382

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	421,552	93,378

Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2014) 68,336
and (2013) 67,965 outstanding before treasury shares	683	680
Additional paid-in capital	2,068,807	2,029,774
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $20,715 at 2014 and $57,661 at 2013	48,317	157,728
Treasury shares, at cost; 23,650 shares (2014) and 20,422 shares (2013)	(2,485,897)	(1,985,873)
Retained earnings	7,819,210	6,765,967
Total shareholders' equity attributable to Everest Re Group	7,451,120	6,968,276
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$20,817,824	$19,808,036

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012

REVENUES:
Premiums earned	$5,169,135	$4,753,543	$4,164,628
Net investment income	530,570	548,509	600,202
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(39,502)	(1,052)	(10,022)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	123,548	301,279	174,422
Total net realized capital gains (losses)	84,046	300,227	164,400
Net derivative gain (loss)	(11,599)	44,044	(9,738)
Other income (expense)	18,437	(5,487)	3,318
Total revenues	5,790,589	5,640,836	4,922,810

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,906,534	2,800,251	2,745,265
Commission, brokerage, taxes and fees	1,135,586	977,558	952,701
Other underwriting expenses	240,400	237,126	207,659
Corporate expenses	23,421	24,817	23,976
Interest, fees and bond issue cost amortization expense	38,533	46,118	53,683
Total claims and expenses	4,344,474	4,085,870	3,983,284

INCOME (LOSS) BEFORE TAXES	1,446,115	1,554,966	939,526
Income tax expense (benefit)	187,652	289,706	110,572

NET INCOME (LOSS)	$1,258,463	$1,265,260	$828,954
Net (income) loss attributable to noncontrolling interests	(59,307)	(5,878)	-
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$1,199,156	$1,259,382	$828,954

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	704	(395,797)	174,025
Reclassification adjustment for realized losses (gains) included in net income (loss)	21,392	(6,977)	(19,676)
Total URA(D) on securities arising during the period	22,096	(402,774)	154,349

Foreign currency translation adjustments	(95,417)	(162)	22,698

Benefit plan actuarial net gain (loss) for the period	(39,110)	17,837	(11,771)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	3,020	5,778	4,795
Total benefit plan net gain (loss) for the period	(36,090)	23,615	(6,976)
Total other comprehensive income (loss), net of tax	(109,411)	(379,321)	170,071
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(109,411)	(379,321)	170,071

COMPREHENSIVE INCOME (LOSS)	$1,089,745	$880,061	$999,025

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$26.16	$25.67	$15.85
Diluted	25.91	25.44	15.79
Dividends declared	3.20	2.19	1.92

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2014	2013	2012

COMMON SHARES (shares outstanding):
Balance, beginning of period	47,543,132	51,417,962	53,735,551
Issued during the period, net	371,359	859,275	650,836
Treasury shares acquired	(3,228,854)	(4,734,105)	(2,968,425)
Balance, end of period	44,685,637	47,543,132	51,417,962

COMMON SHARES (par value):
Balance, beginning of period	$680	$671	$665
Issued during the period, net	3	9	6
Balance, end of period	683	680	671

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,029,774	1,946,439	1,892,988
Share-based compensation plans	39,033	83,335	53,451
Balance, end of period	2,068,807	2,029,774	1,946,439

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	157,728	537,049	366,978
Net increase (decrease) during the period	(109,411)	(379,321)	170,071
Balance, end of period	48,317	157,728	537,049

RETAINED EARNINGS:
Balance, beginning of period	6,765,967	5,613,266	4,884,714
Net income (loss) attributable to Everest Re Group	1,199,156	1,259,382	828,954
Dividends declared ($3.20 per share in 2014, $2.19 per share in
2013 and $1.92 per share in 2012)	(145,913)	(106,681)	(100,402)
Balance, end of period	7,819,210	6,765,967	5,613,266

TREASURY SHARES AT COST:
Balance, beginning of period	(1,985,873)	(1,363,958)	(1,073,970)
Purchase of treasury shares	(500,024)	(621,915)	(289,988)
Balance, end of period	(2,485,897)	(1,985,873)	(1,363,958)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,451,120	$6,968,276	$6,733,467

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,258,463	$1,265,260	$828,954
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	45,282	(217,678)	(153,694)
Decrease (increase) in funds held by reinsureds, net	(1,835)	162	42,298
Decrease (increase) in reinsurance receivables	(186,014)	118,963	(55,274)
Decrease (increase) in income taxes	31,340	213,848	38,078
Decrease (increase) in prepaid reinsurance premiums	(79,086)	(12,777)	16,358
Increase (decrease) in reserve for losses and loss adjustment expenses	195,524	(374,027)	(169,595)
Increase (decrease) in future policy benefit reserve	308	(6,595)	(1,080)
Increase (decrease) in unearned premiums	161,149	261,959	(98,418)
Increase (decrease) in other net payable to reinsurers	29,410	(45,043)	100,566
Increase (decrease) in losses in course of payment	(174,206)	142,192	173,232
Change in equity adjustments in limited partnerships	(39,464)	(45,905)	(63,779)
Distribution of limited partnership income	51,120	56,982	30,718
Change in other assets and liabilities, net	35,419	(57,212)	76,788
Non-cash compensation expense	21,197	31,844	31,984
Amortization of bond premium (accrual of bond discount)	49,214	66,461	61,844
Amortization of underwriting discount on senior notes	46	54	52
Net realized capital (gains) losses	(84,046)	(300,227)	(164,400)
Net cash provided by (used in) operating activities	1,313,821	1,098,261	694,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,142,693	2,415,730	1,830,582
Proceeds from fixed maturities matured/called - available for sale, at fair value	875	7,213	1,300
Proceeds from fixed maturities sold - available for sale, at market value	1,811,801	1,092,387	913,139
Proceeds from fixed maturities sold - available for sale, at fair value	36,467	21,573	84,917
Proceeds from equity securities sold - available for sale, at market value	16,901	46,142	280,807
Proceeds from equity securities sold - available for sale, at fair value	584,069	705,831	558,740
Distributions from other invested assets	115,482	100,081	53,736
Cost of fixed maturities acquired - available for sale, at market value	(4,672,633)	(3,543,776)	(3,328,409)
Cost of fixed maturities acquired - available for sale, at fair value	(24,098)	(6,196)	(7,955)
Cost of equity securities acquired - available for sale, at market value	(18,016)	(59,756)	(26,571)
Cost of equity securities acquired - available for sale, at fair value	(446,457)	(621,038)	(426,507)
Cost of other invested assets acquired	(224,740)	(21,935)	(58,369)
Net change in short-term investments	(497,983)	(357,451)	(175,043)
Net change in unsettled securities transactions	(4,433)	(2,808)	35,085
Net cash provided by (used in) investing activities	(1,180,072)	(224,003)	(264,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	17,839	51,500	21,473
Purchase of treasury shares	(500,024)	(621,915)	(289,988)
Net cost of junior subordinated debt securities redemption	-	(329,897)	-
Net cost of senior notes maturing	(250,000)	-	-
Proceeds from issuance of senior notes	400,000	-	-
Third party investment in redeemable noncontrolling interest	136,200	87,500	-
Subscription advances for third party redeemable noncontrolling interest	40,000	143,000	-
Dividends paid to shareholders	(145,913)	(106,681)	(100,402)
Dividends paid on third party investment in redeemable noncontrolling interest	(10,334)	-	-
Net cash provided by (used in) financing activities	(312,232)	(776,493)	(368,917)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,575	(23,433)	27,232

Net increase (decrease) in cash	(173,908)	74,332	88,399
Cash, beginning of period	611,382	537,050	448,651
Cash, end of period	$437,474	$611,382	$537,050

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$153,455	$69,302	$59,754
Interest paid	39,424	38,390	53,008

Non-cash transaction:
Conversion of equity securities - available for sale, at market value, to fixed maturity securities -
available for sale, at market value, including accrued interest at time of conversion	-	-	92,981

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Global Services, Inc. (“Global Services”), Mt. Logan Re, Ltd., Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Reinsurance Company (Ireland) Limited (“Ireland Re”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Reinsurance Holdings, Inc. (“Holdings”), Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”) and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2014 presentation.  One reclassification relates to a correction in the manner in which the Company reports distributions received from limited partnership investments in the consolidated Statements of Cash Flows.  Prior to the fourth quarter of 2013, the Company incorrectly reflected all distributions as cash flows from investing activities in its Consolidated Statements of Cash Flows.  Starting with the fourth quarter of 2013, cash distributions from the limited partnerships that represent net investment income are reflected as cash flows from operating activities and distributions that represent the return of capital contributions are reflected as cash flows from investing activities.  For the year ended December 31, 2012, $30,718 thousand has been reclassified from “Distributions from other invested assets” included in cash flows  from investing activities to “Distribution of limited partnership income” included in cash flows from operations.  The Company has determined that this error is not material to the financial statements of any prior period.

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Reinsurance receivables and premium receivables	$29,497	$29,905

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Deferred acquisition costs	$1,135,586	$977,558	$952,701

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2014 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

J.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in shareholders’ equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation) and any losses which are deemed other-than-temporary are charged to net income (loss) as net realized capital loss.

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

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$1,199,156	$1,259,382	$828,954
Less: dividends declared-common shares and nonvested common shares	(145,913)	(106,681)	(100,402)
Undistributed earnings	1,053,243	1,152,701	728,552
Percentage allocated to common shareholders (1)	99.0%	99.1%	99.2%
	1,042,423	1,142,386	722,717
Add: dividends declared-common shareholders	144,447	105,689	99,576
Numerator for basic and diluted earnings per common share	$1,186,870	$1,248,075	$822,293

Denominator
Denominator for basic earnings per weighted-average common shares	45,377	48,619	51,894
Effect of dilutive securities:
Options	425	437	173
Denominator for diluted earnings per adjusted weighted-average common shares	45,802	49,056	52,067

Per common share net income (loss)
Basic	$26.16	$25.67	$15.85
Diluted	$25.91	$25.44	$15.79

(1) Basic weighted-average common shares outstanding	45,377	48,619	51,894
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	45,848	49,058	52,313
Percentage allocated to common shareholders	99.0%	99.1%	99.2%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Anti-dilutive options	-	-	894,704

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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2014	2013

Equity index put option contracts	Equity index put option liability	$47,022	$35,423
Total		$47,022	$35,423

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2014	2013	2012

Equity index put option contracts	Net derivative gain (loss)	$(11,599)	$44,044	$(9,738)
Total		$(11,599)	$44,044	$(9,738)

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221,052	$10,290	$(304)	$231,038	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	4,626,002	143,889	(62,906)	4,706,985	(6,910)
Asset-backed securities	340,761	1,691	(1,230)	341,222	-
Mortgage-backed securities
Commercial	231,439	10,675	(429)	241,685	-
Agency residential	2,157,182	37,555	(11,573)	2,183,164	-
Non-agency residential	2,734	54	(57)	2,731	-
Foreign government securities	1,488,144	71,177	(26,866)	1,532,455	-
Foreign corporate securities	2,980,716	109,673	(53,074)	3,037,315	-
Total fixed maturity securities	$12,831,159	$426,973	$(157,065)	$13,101,067	$(6,910)
Equity securities	$148,326	$3,831	$(11,947)	$140,210	$-

	At December 31, 2013
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$160,013	$2,690	$(1,678)	$161,025	$-
Obligations of U.S. states and political subdivisions	970,735	40,815	(9,022)	1,002,528	-
Corporate securities	3,950,887	155,619	(27,090)	4,079,416	3,169
Asset-backed securities	169,980	3,485	(422)	173,043	-
Mortgage-backed securities
Commercial	254,765	16,683	(1,007)	270,441	-
Agency residential	2,294,719	34,509	(50,175)	2,279,053	-
Non-agency residential	4,816	229	(226)	4,819	-
Foreign government securities	1,740,337	69,779	(29,347)	1,780,769	-
Foreign corporate securities	2,844,912	86,529	(45,628)	2,885,813	-
Total fixed maturity securities	$12,391,164	$410,338	$(164,595)	$12,636,907	$3,169
Equity securities	$148,342	$4,336	$(8,597)	$144,081	$-

(a)
 Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2014		At December 31, 2013
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,183,247	$1,189,416	$1,059,052	$1,067,799
Due after one year through five years	5,646,466	5,726,277	5,565,112	5,740,662
Due after five years through ten years	2,270,073	2,313,672	2,081,908	2,101,234
Due after ten years	999,257	1,102,900	960,812	999,856
Asset-backed securities	340,761	341,222	169,980	173,043
Mortgage-backed securities:
Commercial	231,439	241,685	254,765	270,441
Agency residential	2,157,182	2,183,164	2,294,719	2,279,053
Non-agency residential	2,734	2,731	4,816	4,819
Total fixed maturity securities	$12,831,159	$13,101,067	$12,391,164	$12,636,907

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$34,245	$(449,456)
Fixed maturity securities, other-than-temporary impairment	(10,078)	(1,579)
Equity securities	(3,855)	(16,124)
Change in unrealized appreciation (depreciation), pre-tax	20,312	(467,159)
Deferred tax benefit (expense)	(1,623)	64,245
Deferred tax benefit (expense), other-than-temporary impairment	3,407	140
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$22,096	$(402,774)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2014 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$13,187	$(20)	$26,897	$(284)	$40,084	$(304)
Obligations of U.S. states and political subdivisions	20,428	(242)	18,199	(384)	38,627	(626)
Corporate securities	1,245,830	(55,388)	362,320	(7,518)	1,608,150	(62,906)
Asset-backed securities	192,253	(1,230)	-	-	192,253	(1,230)
Mortgage-backed securities
Commercial	28,191	(123)	9,777	(306)	37,968	(429)
Agency residential	141,807	(172)	678,972	(11,401)	820,779	(11,573)
Non-agency residential	-	-	266	(57)	266	(57)
Foreign government securities	235,725	(15,415)	139,200	(11,451)	374,925	(26,866)
Foreign corporate securities	567,905	(36,926)	290,234	(16,148)	858,139	(53,074)
Total fixed maturity securities	$2,445,326	$(109,516)	$1,525,865	$(47,549)	$3,971,191	$(157,065)
Equity securities	50,285	(4,068)	73,994	(7,879)	124,279	(11,947)
Total	$2,495,611	$(113,584)	$1,599,859	$(55,428)	$4,095,470	$(169,012)

	Duration of Unrealized Loss at December 31, 2014 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$98,021	$(5,166)	$80,002	$(8,174)	$178,023	$(13,340)
Due in one year through five years	1,233,244	(68,124)	518,613	(12,761)	1,751,857	(80,885)
Due in five years through ten years	679,374	(28,529)	187,717	(10,734)	867,091	(39,263)
Due after ten years	72,436	(6,172)	50,518	(4,116)	122,954	(10,288)
Asset-backed securities	192,253	(1,230)	-	-	192,253	(1,230)
Mortgage-backed securities	169,998	(295)	689,015	(11,764)	859,013	(12,059)
Total fixed maturity securities	$2,445,326	$(109,516)	$1,525,865	$(47,549)	$3,971,191	$(157,065)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2014 were $4,095,470 thousand and $169,012 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2014, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $109,516 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $58,891 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies during the fourth quarter of 2014 and unrealized foreign exchange losses, $34,687 thousand, as the U.S. dollar has strengthened against other currencies.  The $47,549 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $42,884 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $15 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities	$462,757	$473,493	$489,801
Equity securities	47,193	45,387	59,156
Short-term investments and cash	1,635	1,295	1,252
Other invested assets
Limited partnerships	40,868	46,921	64,896
Other	3,619	7,329	3,851
Gross investment income before adjustments	556,072	574,425	618,956
Funds held interest income (expense)	9,471	10,613	10,580
Future policy benefit reserve income (expense)	(1,686)	(2,770)	(2,902)
Gross investment income	563,857	582,268	626,634
Investment expenses	(33,287)	(33,759)	(26,432)
Net investment income	$530,570	$548,509	$600,202

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

The Company had contractual commitments to invest up to an additional $403,003 thousand in limited partnerships at December 31, 2014.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$(39,502)	$(1,052)	$(10,022)
Gains (losses) from sales	4,408	6,792	14,708
Fixed maturity securities, fair value:
Gains (losses) from sales	(3,137)	201	5,675
Gains (losses) from fair value adjustments	(1,498)	307	1,941
Equity securities, market value:
Gains (losses) from sales	426	2,648	14,920
Equity securities, fair value:
Gains (losses) from sales	156	32,747	21,031
Gains (losses) from fair value adjustments	123,196	258,569	116,163
Short-term investments gain (loss)	(3)	15	(16)
Total net realized capital gains (losses)	$84,046	$300,227	$164,400

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Proceeds from sales of fixed maturity securities	$1,848,268	$1,113,960	$998,056
Gross gains from sales	37,427	38,141	38,144
Gross losses from sales	(36,156)	(31,148)	(17,761)

Proceeds from sales of equity securities	$600,970	$751,973	$839,547
Gross gains from sales	20,900	44,703	57,814
Gross losses from sales	(20,318)	(9,308)	(21,863)

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

Securities with a carrying value amount of $1,434,105 thousand at December 31, 2014 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Gross reserves at January 1	$9,673,240	$10,069,055	$10,123,215
Less reinsurance recoverables	(473,866)	(602,750)	(580,998)
Net reserves at January 1	9,199,374	9,466,305	9,542,217

Incurred related to:
Current year	2,946,396	2,818,490	2,748,925
Prior years	(39,862)	(18,239)	(3,660)
Total incurred losses and LAE	2,906,534	2,800,251	2,745,265

Paid related to:
Current year	761,788	664,719	633,894
Prior years	2,089,734	2,353,817	2,220,202
Total paid losses and LAE	2,851,522	3,018,536	2,854,096

Foreign exchange/translation adjustment	(160,655)	(48,646)	32,919

Net reserves at December 31	9,093,731	9,199,374	9,466,305
Plus reinsurance recoverables	627,082	473,866	602,750
Gross reserves at December 31	$9,720,813	$9,673,240	$10,069,055

Incurred prior years’ reserves decreased by $39,862 thousand, $18,239 thousand and $3,660 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease for 2014 was attributable to favorable development in the reinsurance segments of $202,418 thousand related to treaty casualty, treaty property and catastrophe reserves, partially offset by $137,769 thousand development on A&E reserves and $186 thousand of favorable development related to Mt. Logan reserves and $24,973 thousand of unfavorable development in the insurance segment primarily related to construction liability and umbrella business.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Gross basis:
Beginning of period reserves	$402,461	$442,821	$499,911
Incurred losses	142,233	5,599	132
Paid losses	(68,489)	(45,959)	(57,222)
End of period reserves	$476,205	$402,461	$442,821

Net basis:
Beginning of period reserves	$386,677	$425,691	$480,160
Incurred losses	137,769	5,400	124
Paid losses	(66,235)	(44,414)	(54,593)
End of period reserves	$458,211	$386,677	$425,691

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $670,854 thousand at December 31, 2014 and $540,883 thousand at December 31, 2013.  At December 31, 2014, $102,284 thousand, or 15.2%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $74,960 thousand, or 11.2%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”); $64,591 thousand, or 9.6%, was receivable from Federal Crop Insurance Company; $60,680 thousand, or 9.0%, was receivable from Zurich Vericherungs Gesellschaft; $39,467 thousand, or 5.9%, was receivable from Transatlantic Reinsurance Company; $37,224 thousand, or 5.5%, was receivable from Hannover Rueck SE; $35,198 thousand, or 5.2%, was receivable from Axis Reinsurance Company and $33,903 thousand, or 5.1%, was receivable from Axa Seguros Gen SA De Seguros Y Reaseguros.  The receivables from C.V. Starr and Resolution Group are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of year	$59,512	$66,107	$67,187
Liabilities assumed	250	103	126
Adjustments to reserves	4,724	(3,066)	2,365
Benefits paid in the current year	(4,667)	(3,632)	(3,571)
Balance at end of year	$59,820	$59,512	$66,107

(Some amounts may not reconcile due to rounding.)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2014 and 2013.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2014 and December 31, 2013 of $196,980 thousand and $174,628 thousand, respectively, and all prices were obtained from publically published sources.

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

At December 31, 2014 and 2013, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2014, fair value for these equity index put option contracts was $38,063 thousand.  Based on historical index volatilities and trends and the December 31, 2014 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 19%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2014, the present value of these theoretical maximum payouts using a 3% discount factor was $420,013 thousand.  Conversely, if the contracts had all expired on December 31, 2014, with the S&P index at $2,058.90, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2014, fair value for this equity index put option contract was $8,959 thousand.  Based on historical index volatilities and trends and the December 31, 2014 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 44%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2014, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $43,334 thousand.  Conversely, if the contract had expired on December 31, 2014, with the FTSE index at ₤6,566.10, there would have been no settlement amount.

The fair value of the equity put option contract is calculated using an industry accepted option pricing model, Black-Scholes.  The inputs and assumptions for the model are updated on a quarterly basis.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$231,038	$-	$231,038	$-
Obligations of U.S. States and political subdivisions	824,472	-	824,472	-
Corporate securities	4,706,985	-	4,706,985	-
Asset-backed securities	341,222	-	341,222	-
Mortgage-backed securities
Commercial	241,685	-	233,088	8,597
Agency residential	2,183,164	-	2,183,164	-
Non-agency residential	2,731	-	2,731	-
Foreign government securities	1,532,455	-	1,532,455	-
Foreign corporate securities	3,037,315	-	3,030,149	7,166
Total fixed maturities, market value	13,101,067	-	13,085,304	15,763

Fixed maturities, fair value	1,509	-	1,509	-
Equity securities, market value	140,210	124,295	15,915	-
Equity securities, fair value	1,447,820	1,337,396	110,424	-

Liabilities:
Equity index put option contracts	$47,022	$-	$-	$47,022

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2014.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2014							December 31, 2013
	Corporate	Asset-backed		Foreign	Non-agency	Agency		Asset-backed	Foreign	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Securities	CMBS	Corporate	RMBS	RMBS	Total	Securities	Corporate	Government	RMBS	RMBS	Total
Beginning balance	$-	$5,299	$-	$481	$347	$-	$6,127	$4,849	$11,913	$-	$426	$34,842	$52,030
Total gains or (losses) (realized/unrealized)
Included in earnings	-	1,259	-	73	329	-	1,661	258	(738)	(112)	161	-	(431)
Included in other comprehensive income (loss)	42	(126)	(426)	(5,221)	(138)	-	(5,869)	(717)	(587)	(179)	(38)	-	(1,521)
Purchases, issuances and settlements	1,274	21,303	9,023	4,038	(538)	29,845	64,945	(624)	2,858	516	(317)	-	2,433
Transfers in and/or (out) of Level 3	(1,316)	(27,735)	-	7,795	-	(29,845)	(51,101)	1,533	(12,965)	(225)	115	(34,842)	(46,384)
Ending balance	$-	$-	$8,597	$7,166	$-	$-	$15,763	$5,299	$481	$-	$347	$-	$6,127

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The transfers from level 3, fair value measurements using significant unobservable inputs, of $51,101 thousand and $46,384 thousand of investments for the years ended December 31, 2014 and December 31, 2013, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2013 and December 31, 2012, respectively.  The securities were subsequently priced using a recognized pricing service as of December 31, 2014 and 2013, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Liabilities:
Balance, beginning of period	$35,423	$79,467
Total (gains) or losses (realized/unrealized)
Included in earnings	11,599	(44,044)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$47,022	$35,423

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$93,378	$-
Unaffiliated third party investments during period, net	279,200	87,500
Net income (loss) attributable to noncontrolling interests	59,307	5,878
Dividends paid on third party investment in redeemable noncontrolling interest	(10,334)	-
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$421,552	$93,378

(Some amounts may not reconcile due to rounding.)

In addition, the Company has invested $50,000 thousand in the segregated accounts from inception to date.

Effective January 1, 2015, unaffiliated third parties have invested an additional $271,848 thousand in the segregated accounts.  Part of these third party investments were received prior to December 31, 2014 and are reflected as subscription advances.

The Company expects its participation level in the segregated funds to fluctuate over time.

6.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Credit facility fees incurred	$659	$964	$3,519

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2014, was $5,115,795 thousand.  As of December 31, 2014, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2014			At December 31, 2013
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	444,012	12/31/2015	600,000	502,059	12/31/2014
Total Wells Fargo Bank Group Credit Facility		$800,000	$444,012		$800,000	$502,059

Bermuda Re Letter of Credit Facility

Effective December 31, 2014, Bermuda Re renewed its $300,000 thousand letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2014			At December 31, 2013
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$112	8/30/2015	$300,000	$119	8/30/2014
		3,672	11/24/2015		3,672	11/24/2014
		70,922	12/31/2015		79,336	12/31/2014
		2,014	12/31/2016		1,045	12/31/2015
		149,353	12/30/2018		22,800	12/31/2017
		-			129,147	3/30/2018
Total Citibank Bilateral Agreement	$300,000	$226,073		$300,000	$236,119

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2014				At December 31, 2013
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$-	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		-				851		12/31/2014

Total Citibank Holdings Credit Facility	$-	$-			$150,000	$851

7.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2014		December 31, 2013
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$-	$-	$249,958	$259,130
4.868% Senior notes	06/05/2014	06/01/2044	400,000	400,000	404,892	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$21,818	$13,551	$13,548

8.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2014		December 31, 2013
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,364	$246,312	$238,361	$233,292

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company’s 5.40% senior notes on October 15, 2014, the Company’s 4.868% senior notes, due on June 1, 2044, have become the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$15,749	$15,748	$15,748

9.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest expense incurred	$-	$8,181	$20,454

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

10.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2014, the total amount on deposit in trust accounts was $322,285 thousand.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of variable rate notes (“Series 2014-1 Notes”).  On November 18, 2014, Kilimanjaro issued $500,000 thousand of variable rate notes (“Series 2014-2 Notes”). The proceeds from the issuance of the Series 2014-1 Notes and the Series 2014-2 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

11.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2014, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2015	$13,370
2016	13,975
2017	12,776
2018	12,573
2019	12,392
Thereafter	20,676
Net commitments	$85,762

All of these leases, the expiration terms of which range from 2015 to 2024, are for the rental of office space.  Rental expense was $15,519 thousand, 14,407 thousand and $14,169 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

12.  INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda Subsidiaries.  The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% withholding taxes.  Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting them.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current tax expense (benefit):
U.S.	$143,297	$116,829	$46,723
Non-U.S.	22,575	18,219	14,131
Total current tax expense (benefit)	165,872	135,048	60,854
Total deferred U.S. tax expense (benefit)	21,780	154,658	49,718
Total income tax expense (benefit)	$187,652	$289,706	$110,572

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$228,194	$658,421	$246,699	$491,909	$42,775	$216,228
Net investment income	260,501	270,069	274,920	273,589	287,382	312,820
Net realized capital gains (losses)	78,006	6,040	295,814	4,413	143,326	21,073
Net derivative gain (loss)	-	(11,599)	-	44,044	-	(9,738)
Corporate expenses	(7,252)	(16,169)	(8,262)	(16,555)	(8,764)	(15,211)
Interest, fee and bond issue cost amortization expense	(37,970)	(563)	(45,452)	(665)	(50,746)	(2,936)
Other income (expense)	(1,561)	19,998	(7,086)	1,598	18,360	(15,042)
Pre-tax income (loss)	$519,918	$926,197	$756,633	$798,333	$432,332	$507,194

Expected tax provision at the applicable statutory rate(s)	181,972	21,279	264,822	16,279	151,316	11,012
Increase (decrease) in taxes resulting from:
Tax exempt income	(12,231)	-	(15,038)	-	(20,623)	-
Dividend received deduction	(5,910)	-	(7,809)	-	(8,351)	-
Proration	1,835	-	2,274	-	3,138	-
Tax audit settlement	-	-	-	-	(2,508)	-
Uncertain tax position release	-	-	-	-	(31,912)	-
Other	(588)	1,296	27,238	1,940	5,381	3,119
Total income tax provision	$165,077	$22,575	$271,487	$18,219	$96,441	$14,131

(Some amounts may not reconcile due to rounding.)

During 2012 the Internal Revenue Service ("IRS") completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand. The additional tax liability resulted primarily from adjustments to timing of the Company's utilization of foreign tax credits and, therefore, including interest but net of a permanent benefit from previously unrecorded tax exempt income, this resulted in a $354 thousand income tax benefit.  Also as a result of closing the IRS audit, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and related interest of $2,154 thousand, resulting in an income tax benefit of $34,067 thousand.

The Company identified net understatements in its Deferred tax asset account of $17,520 thousand during 2012.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected these understatements, resulting in a $17,520 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income by the same amount. The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $17,520 thousand.  The Company believes that the out of period adjustments are immaterial to these financial statements and to all prior periods. As such, the Company has not restated any prior period amounts.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Loss reserve	$153,978	$146,781
Foreign tax credits	64,902	74,255
Alternative minimum tax credits	44,954	93,336
Unearned premium reserve	44,582	45,368
Net unrecognized losses on benefit plans	40,377	20,944
Investment impairments	13,841	2,485
Benefit plan liability	9,873	7,968
Uncollectible reinsurance reserve	5,237	5,534
Net operating loss carryforward	3,296	3,805
Deferred expenses	3,076	2,695
Other assets	21,048	12,306
Total deferred tax assets	405,164	415,477

Deferred tax liabilities:
Net fair value income	128,856	121,784
Deferred acquisition costs	38,636	39,344
Net unrealized investment gains	28,108	40,396
Net unrealized foreign currency gains	-	28,098
Gain on tender of debt	21,916	27,395
Other liabilities	15,379	8,374
Total deferred tax liabilities	232,895	265,391

Net deferred tax assets	172,269	150,086
Less: Valuation allowance	(3,296)	(3,805)
Total net deferred tax assets	$168,973	$146,281

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2014	2013	2012
Balance at January 1	$-	$-	$31,912
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(31,912)
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$-

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at January 1, 2012 was recognized and beneficially affected the effective tax rate in 2012.  The Company is longer subject to IRS audit of years before 2009.

The Company recognized accrued interest related to the net unrecognized tax benefits and penalties in income taxes.  During the year ended December 31, 2012, the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand, in interest and penalties.

For U.S. income tax purposes at December 31, 2014, the Company has foreign tax credit carry forwards of $64,902 thousand that begin to expire in 2017.  In addition, the Company has $44,954 thousand of Alternative Minimum Tax credits that do not expire.  Management believes that it is more likely than not that the Company will realized the benefits of the majority of its net deferred tax assets, however, a valuation allowance of $3,269 thousand and $3,805 thousand has been recorded in 2014 and 2013, respectively, against the deferred tax assets in its Everest Canada subsidiary.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2014 and 2013, respectively of $6,603 thousand and $4,562 thousand to additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

13.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 3 and Note 10.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Written premiums:
Direct	$1,227,645	$1,268,698	$1,074,206
Assumed	4,521,342	3,949,936	3,236,331
Ceded	(492,084)	(213,813)	(229,466)
Net written premiums	$5,256,903	$5,004,821	$4,081,071

Premiums earned:
Direct	$1,183,498	$1,207,833	$1,054,707
Assumed	4,405,253	3,748,824	3,353,667
Ceded	(419,616)	(203,114)	(243,746)
Net premiums earned	$5,169,135	$4,753,543	$4,164,628

Incurred losses and LAE:
Direct	$1,100,037	$1,173,177	$926,364
Assumed	2,160,663	1,833,055	2,017,526
Ceded	(354,166)	(205,981)	(198,625)
Net incurred losses and LAE	$2,906,534	$2,800,251	$2,745,265

14.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(4,278)	$11,653	$7,375	$(457,192)	$62,834	$(394,358)	$178,405	$(6,644)	$171,761
URA(D) on securities - OTTI	(10,078)	3,407	(6,671)	(1,579)	140	(1,439)	2,181	83	2,264
Reclassification of net realized losses (gains) included in net income (loss)	34,668	(13,276)	21,392	(8,388)	1,411	(6,977)	(19,606)	(70)	(19,676)
Foreign currency translation adjustments	(111,145)	15,728	(95,417)	(10,462)	10,300	(162)	26,484	(3,786)	22,698
Benefit plan actuarial net gain (loss)	(60,169)	21,059	(39,110)	27,442	(9,605)	17,837	(18,109)	6,338	(11,771)
Reclassification of benefit plan liability amortization included in net income (loss)	4,647	(1,627)	3,020	8,889	(3,111)	5,778	7,377	(2,582)	4,795
Total other comprehensive income (loss)	$(146,355)	$36,944	$(109,411)	$(441,290)	$61,969	$(379,321)	$176,732	$(6,661)	$170,071

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2014	2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$34,668	$(8,388)	Other net realized capital gains (losses)
	(13,276)	1,411	Income tax expense (benefit)
	$21,392	$(6,977)	Net income (loss)

Benefit plan net gain (loss)	$4,647	$8,889	Other underwriting expenses
	(1,627)	(3,111)	Income tax expense (benefit)
	$3,020	$5,778	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Beginning balance of URA (D) on securities	$201,154	$603,928
Current period change in URA (D) of investments - temporary	28,767	(401,335)
Current period change in URA (D) of investments - non-credit OTTI	(6,671)	(1,439)
Ending balance of URA (D) on securities	223,250	201,154

Beginning balance of foreign currency translation adjustments	(4,530)	(4,368)
Current period change in foreign currency translation adjustments	(95,417)	(162)
Ending balance of foreign currency translation adjustments	(99,947)	(4,530)

Beginning balance of benefit plan net gain (loss)	(38,896)	(62,511)
Current period change in benefit plan net gain (loss)	(36,090)	23,615
Ending balance of benefit plan net gain (loss)	(74,986)	(38,896)

Ending balance of accumulated other comprehensive income (loss)	$48,317	$157,728

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Company contributions	$16,484	$22,536	$267

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Pension expense	$18,543	$19,348	$16,542

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$214,059	$212,159
Service cost	10,015	11,182
Interest cost	10,474	8,511
Actuarial (gain)/loss	55,107	(12,742)
Benefits paid	(19,588)	(5,052)
Projected benefit obligation at end of year	270,065	214,059

Change in plan assets:
Fair value of plan assets at beginning of year	152,446	114,807
Actual return on plan assets	7,747	20,155
Actual contributions during the year	16,484	22,536
Benefits paid	(19,588)	(5,052)
Fair value of plan assets at end of year	157,090	152,446

Funded status at end of year	$(112,976)	$(61,613)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(5,469)	(17,000)
Other liabilities (due beyond one year)	(107,507)	(44,613)
Net amount recognized in the consolidated balance sheets	$(112,976)	$(61,613)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Prior service cost	$(21)	$(70)
Accumulated income (loss)	(102,671)	(53,318)
Accumulated other comprehensive income (loss)	$(102,692)	$(53,387)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Other comprehensive income (loss) at December 31, prior year	$(53,387)	$(85,939)
Net gain (loss) arising during period	(58,647)	24,402
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	9,294	8,101
Other comprehensive income (loss) at December 31, current year	$(102,692)	$(53,387)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service cost	$10,015	$11,182	$9,370
Interest cost	10,474	8,511	7,971
Expected return on assets	(11,288)	(8,495)	(7,743)
Amortization of actuarial loss from earlier periods	4,341	8,101	6,896
Amortization of unrecognized prior service cost	49	49	49
Settlement	4,953	-	-
Net periodic benefit cost	$18,543	$19,348	$16,542

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	49,305	(32,552)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$67,847	$(13,204)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $9,005 thousand and $21 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2014, 2013 and 2012 were 5.00%, 4.00% and 4.60%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2014, 2013 and 2012 was 4.0%.  The expected long-term rate of return on plan assets for 2014, 2013 and 2012 was 7.50%, 7.50% and 7.75%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2014, 2013 and 2012 were 4.00%, 5.00% and 4.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan	$200,205	$147,803
Non-qualified Plan	19,167	29,774
Total	$219,371	$177,577

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan
Projected benefit obligation	$243,525	$179,512
Fair value of plan assets	157,090	152,446
Non-qualified Plan
Projected benefit obligation	$26,540	$34,547
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Qualified Plan
Accumulated benefit obligation	$200,205	N/A
Fair value of plan assets	157,090	N/A
Non-qualified Plan
Accumulated benefit obligation	$19,167	$29,774
Fair value of plan assets	-	-

(N/A, not applicable)

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2015	$9,683
2016	6,297
2017	7,619
2018	9,120
2019	11,350
Next 5 years	63,370

Plan assets consist of shares in investment trusts with approximately 76%, 15% and 9% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	14,328	14,328	-	-
Mutual funds, fair value
Fixed income (b)	23,948	23,948	-	-
Equities (c)	96,762	96,762	-	-
Multi-strategy equity fund, fair value (d)	10,629	-	-	10,629
Private equity limited partnerships (e)	11,423	-	-	11,423
Total	$157,090	$135,037	$-	$22,053

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Assets:
Balance, beginning of period	$19,921	$14,616
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	75	7
Unrealized gains (losses) relating to assets still held at the reporting date	331	2,589
Purchases and capital contributions	3,390	2,951
Investment income earned on assets	-	-
Sales and capital distributions	(1,664)	(242)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$22,053	$19,921

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$256	$2,582

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2015.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Incurred expenses	$4,676	$3,903	$3,209

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 3.2% to 14.6%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Incurred expenses	$1,387	$1,195	$1,064

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.2% in 2014 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2014 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$674	$(518)
b. Effect on accumulated post-retirement benefit obligation	8,442	(6,426)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Post-retirement benefit expenses	$3,196	$3,801	$3,141

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$27,594	$27,938
Service cost	1,619	1,899
Interest cost	1,320	1,164
Actuarial loss	6,475	(3,040)
Benefits paid	(502)	(366)
Benefit obligation at end of year	36,506	27,594

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	502	366
Benefits paid	(502)	(366)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(36,506)	$(27,594)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Other liabilities (due within one year)	$(639)	$(463)
Other liabilities (due beyond one year)	(35,867)	(27,130)
Net amount recognized in the consolidated balance sheets	$(36,506)	$(27,594)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Accumulated income (loss)	$(12,670)	$(6,452)
Accumulated other comprehensive income (loss)	$(12,670)	$(6,452)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Other comprehensive income (loss) at December 31, prior year	$(6,452)	$(10,231)
Net gain (loss) arising during period	(6,475)	3,040
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	257	739
Other comprehensive income (loss) at December 31, current year	$(12,670)	$(6,452)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service cost	$1,619	$1,899	$1,677
Interest cost	1,320	1,164	1,033
Net loss recognition	257	739	432
Net periodic cost	$3,196	$3,801	$3,142

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	6,218	(3,779)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$9,414	$22

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $843 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2014, 2013 and 2012 were 5.00%, 4.00% and 4.60%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2014, 2013 and 2012 were 4.00%, 5.00% and 4.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2015	$639
2016	738
2017	794
2018	926
2019	1,054
Next 5 years	7,802

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The general business statutory capital and surplus of Bermuda Re was $2,748,030 thousand and $2,712,184 thousand at December 31, 2014 and 2013, respectively.  The general business statutory net income of Bermuda Re was $698,834 thousand, $634,147 thousand and $475,909 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2014, Everest Re has $357,297 thousand available for payment of dividends in 2015 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,892,999 thousand and $2,814,337 thousand at December 31, 2014 and 2013, respectively.  The statutory net income of Everest Re was $357,298 thousand, $540,020 thousand and $359,816 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2014 (3)	2013 (3)	2014	2013
Regulatory targeted capital	$-	$2,154,553	$1,209,601	$1,094,605
Actual capital	$2,748,030	$2,712,184	$2,892,999	$2,814,337
(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2014 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2014 actual capital will exceed the targeted capital level.

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

The Company has entered into separate annuity agreements with The Prudential Insurance of America (“The Prudential”) and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future.  In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
The Prudential Insurance Company of America	$142,653	$144,734
Unaffiliated life insurance company	$31,964	$30,664

18.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company.  At December 31, 2014, there were 2,751,801 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2014, only non-qualified share options and restricted share awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2014, there were 35,215 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced a 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2014 there were 391,487 remaining shares available to be granted under the 2003 Director Plan.

Options and restricted shares granted under the 2010 Employee Plan and the 2002 Employee Plan vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement.  Options granted under the 1995 Director Plan vested at 50% per year over two years.  Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement.  All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.

For share options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $21,196 thousand, $31,844 thousand and $31,984 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $5,819 thousand, $5,458 thousand and $2,792 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

For the year ended December 31, 2014, share-based compensation awards granted were 176,159 restricted shares, granted on February 26, 2014, May 14, 2014 and November 19, 2014, with a fair value of $147.035, $157.940 and $170.435 per share, respectively.  No share options were granted during the years ended December 31, 2014 and 2013. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2014	2013	2012
Weighted-average volatility	-	-	26.16%
Weighted-average dividend yield	-	-	2.00%
Weighted-average expected term	-	-	6.69 years
Weighted-average risk-free rate	-	-	1.33%

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized $401 thousand, $237 thousand and $162 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2014, 2013 and 2012, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2014	1,190,544	$85.44
Granted	-	-
Exercised	286,120	83.53
Forfeited/Cancelled/Expired	16,240	85.73
Outstanding at December 31, 2014	888,184	86.05	5.2	$76,485

Exercisable at December 31, 2014	562,684	85.41	4.5	$48,812

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2013	2,012,164	$87.25
Granted	-	-
Exercised	768,190	90.26
Forfeited/Cancelled/Expired	53,430	84.23
Outstanding at December 31, 2013	1,190,544	85.44	5.8	$83,313

Exercisable at December 31, 2013	579,417	86.33	4.5	$40,029

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2012	2,316,276	$84.39
Granted	320,454	88.35
Exercised	581,496	76.51
Forfeited/Cancelled/Expired	43,070	86.56
Outstanding at December 31, 2012	2,012,164	87.25	6.0	$44,053

Exercisable at December 31, 2012	995,070	90.09	4.4	$18,956

There were no share options granted in 2014 and 2013. The weighted-average grant-date fair value of options granted during the year 2012 was $19.21 per share.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2014, 2013 and 2012 was $21,202 thousand, $30,050 thousand and $14,603 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2014 was $23,899 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2014 was $6,925 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2014
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/14	Life	Price	at 12/31/14	Price
$66.0780 - $77.0910	158,810	4.1	$71.72	158,810	$71.72
$77.0911 - $88.1040	354,240	5.7	85.74	190,540	85.56
$88.1041 - $99.1170	305,180	5.6	90.72	143,380	93.39
$99.1171 - $110.1300	69,954	3.2	99.77	69,954	99.77
	888,184	5.2	86.05	562,684	85.41

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	429,041	$103.50	357,750	$87.86	372,453	$85.12
Granted	176,159	147.44	274,715	132.95	310,370	92.46
Vested	128,549	99.55	187,397	116.83	313,573	89.30
Forfeited	8,906	118.82	16,027	103.29	11,500	84.17
Outstanding at December 31,	467,745	120.84	429,041	103.50	357,750	87.86

As of December 31, 2014, there was $41,818 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $12,797 thousand, $21,894 thousand and $28,003 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2014 was $4,496 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 476 common shares in 2014, 586 common shares in 2013 and 518 common shares in 2012 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $75 thousand, $75 thousand and $48 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 1,696,595 restricted common shares, of which 196,593 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 100,786 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 55,756, 94,014 and 148,962 common shares at a cost of $8,531 thousand, $13,180 thousand and $15,307 thousand in 2014, 2013 and 2012, respectively, from employees and non-employee directors who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 26,734, 74,175 and 79,086 common shares at a cost of $4,207 thousand, $9,313 thousand and $8,322 thousand in 2014, 2013 and 2012, respectively, from employees and non-employee directors who chose to pay the option grant price with shares.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$2,039,578	$1,809,669	$1,310,683
Net written premiums	1,983,800	1,807,067	1,306,463

Premiums earned	$1,986,769	$1,671,513	$1,416,407
Incurred losses and LAE	954,525	814,668	1,050,394
Commission and brokerage	466,291	366,890	350,634
Other underwriting expenses	45,583	47,176	44,776
Underwriting gain (loss)	$520,370	$442,779	$(29,397)

International	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$1,582,426	$1,345,770	$1,192,306
Net written premiums	1,336,633	1,327,430	1,188,745

Premiums earned	$1,310,903	$1,289,341	$1,214,840
Incurred losses and LAE	748,174	675,362	586,325
Commission and brokerage	306,229	295,883	300,116
Other underwriting expenses	34,598	33,910	29,294
Underwriting gain (loss)	$221,902	$284,186	$299,105

Bermuda	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$770,249	$774,268	$734,405
Net written premiums	744,664	765,660	733,751

Premiums earned	$715,736	$737,986	$680,948
Incurred losses and LAE	361,792	374,375	408,230
Commission and brokerage	198,848	179,138	184,357
Other underwriting expenses	34,923	34,654	30,607
Underwriting gain (loss)	$120,173	$149,819	$57,754

Insurance	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$1,218,372	$1,268,745	$1,073,143
Net written premiums	1,067,333	1,086,217	852,112

Premiums earned	$1,030,299	$1,037,425	$852,433
Incurred losses and LAE	811,445	931,466	700,316
Commission and brokerage	149,777	133,695	117,594
Other underwriting expenses	118,001	119,283	102,982
Underwriting gain (loss)	$(48,924)	$(147,019)	$(68,459)

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross written premiums	$138,362	$20,182	$-
Net written premiums	124,473	18,447	-

Premiums earned	$125,428	$17,278	$-
Incurred losses and LAE	30,598	4,380	-
Commission and brokerage	14,441	1,952	-
Other underwriting expenses	7,295	2,103	-
Underwriting gain (loss)	$73,094	$8,843	$-

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Underwriting gain (loss)	$886,615	$738,608	$259,003
Net investment income	530,570	548,509	600,202
Net realized capital gains (losses)	84,046	300,227	164,400
Net derivative gain (loss)	(11,599)	44,044	(9,738)
Corporate expenses	(23,421)	(24,817)	(23,976)
Interest, fee and bond issue cost amortization expense	(38,533)	(46,118)	(53,683)
Other income (expense)	18,437	(5,487)	3,318
Income (loss) before taxes	$1,446,115	$1,554,966	$939,526

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

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
United Kingdom	$676,490	$555,332	$456,724

Approximately 22.7%, 20.6% and 21.1% of the Company’s gross written premiums in 2014, 2013 and 2012, respectively, were sourced through the Company’s largest intermediary.

21.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

22.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2014
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,267,424	$1,415,362	$1,666,701	$1,399,500
Net written premiums	1,227,589	1,217,487	1,517,580	1,294,247

Premiums earned	1,144,490	1,272,317	1,389,998	1,362,330
Net investment income	123,157	131,224	142,143	134,046
Net realized capital gains (losses)	21,126	59,016	(9,448)	13,352
Total claims and underwriting expenses	916,049	1,077,798	1,191,389	1,097,284
Net income (loss)	302,022	297,925	301,253	357,263
Net (income) loss attributable to noncontrolling interests	(8,089)	(7,741)	(26,337)	(17,140)
Net income (loss) attributable to Everest Re Group	293,933	290,184	274,916	340,123

Earnings per common share attributable to Everest Re Group:
Basic	$6.26	$6.32	$6.05	$7.54
Diluted	$6.21	$6.26	$6.00	$7.47

	2013
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,180,790	$1,260,202	$1,464,984	$1,312,658
Net written premiums	1,149,693	1,212,626	1,389,147	1,253,355

Premiums earned	1,088,759	1,151,533	1,225,755	1,287,496
Net investment income	145,781	148,729	127,872	126,127
Net realized capital gains (losses)	126,735	33,905	44,958	94,629
Total claims and underwriting expenses	878,636	1,008,558	1,078,549	1,049,192
Net income (loss)	384,343	275,642	238,527	366,748
Net (income) loss attributable to noncontrolling interests	-	-	(3,768)	(2,110)
Net income (loss) attributable to Everest Re Group	384,343	275,642	234,759	364,638

Earnings per common share attributable to Everest Re Group:
Basic	$7.56	$5.60	$4.85	$7.62
Diluted	$7.50	$5.56	$4.81	$7.54

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2014

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$221,052	$231,038	$231,038
State, municipalities and political subdivisions	783,129	824,472	824,472
Foreign government securities	1,488,144	1,532,455	1,532,455
Foreign corporate securities	2,980,716	3,037,315	3,037,315
Public utilities	227,042	239,627	239,627
All other corporate bonds	4,715,726	4,783,608	4,783,608
Mortgage - backed securities:
Commercial	231,439	241,685	241,685
Agency residential	2,157,182	2,183,164	2,183,164
Non-agency residential	2,734	2,731	2,731
Redeemable preferred stock	23,995	24,972	24,972
Total fixed maturities-available for sale	12,831,159	13,101,067	13,101,067
Fixed maturities - available for sale at fair value (1)	2,143	1,509	1,509
Equity securities - available for sale at market value	148,326	140,210	140,210
Equity securities - available for sale at fair value (1)	1,082,281	1,447,820	1,447,820
Short-term investments	1,705,932	1,705,932	1,705,932
Other invested assets	601,925	601,925	601,925
Cash	437,474	437,474	437,474

Total investments and cash	$16,809,240	$17,435,937	$17,435,937

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2014	2013

ASSETS:
Fixed maturities - available for sale, at market value	$26,297	$31,856
(amortized cost: 2014, $26,016; 2013, $30,937)
Short-term investments	297,751	28,443
Cash	1,398	3,643
Investment in subsidiaries, at equity in the underlying net assets	7,374,460	6,885,027
Accrued investment income	239	290
Receivable from subsidiaries	2,273	728
Subscription advances to Mt. Logan Re	-	20,000
Other assets	1,075	1,609
TOTAL ASSETS	$7,703,493	$6,971,596

LIABILITIES:
Long term note payable - Affiliated	$250,000	$-
Due to subsidiaries	1,765	2,740
Other liabilities	608	580
Total liabilities	252,373	3,320

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2014) 68,336 and (2013) 67,965 issued outstanding before treasury shares	683	680
Additional paid-in capital	2,068,807	2,029,774
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $20,715 at 2014 and $57,661 at 2013	48,317	157,728
Treasury shares, at cost; 23,650 shares (2014) and 20,422 shares (2013)	(2,485,897)	(1,985,873)
Retained earnings	7,819,210	6,765,967
Total shareholders' equity	7,451,120	6,968,276
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,703,493	$6,971,596

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
(Dollars in thousands)
REVENUES:
Net investment income	$824	$982	$1,160
Net realized capital gains (losses)	15	-	286
Other income (expense)	(574)	(902)	(754)
Net income (loss) of subsidiaries	1,214,334	1,275,955	843,022
Total revenues	1,214,599	1,276,035	843,714

EXPENSES:
Other expenses	15,443	16,653	14,760
Total expenses	15,443	16,653	14,760

INCOME (LOSS) BEFORE TAXES	1,199,156	1,259,382	828,954
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$1,199,156	$1,259,382	$828,954

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	704	(395,797)	174,025
Reclassification adjustment for realized losses (gains) included in net income (loss)	21,392	(6,977)	(19,676)
Total URA(D) on securities arising during the period	22,096	(402,774)	154,349

Foreign currency translation adjustments	(95,417)	(162)	22,698

Benefit plan actuarial net gain (loss) for the period	(39,110)	17,837	(11,771)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	3,020	5,778	4,795
Total benefit plan net gain (loss) for the period	(36,090)	23,615	(6,976)
Total other comprehensive income (loss), net of tax	(109,411)	(379,321)	170,071

COMPREHENSIVE INCOME (LOSS)	$1,089,745	$880,061	$999,025

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,199,156	$1,259,382	$828,954
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,214,334)	(1,275,955)	(843,022)
Dividends received from subsidiaries	690,000	665,000	465,000
Change in other assets and liabilities, net	20,612	1,334	(2,414)
Increase (decrease) in due to/from affiliates	(2,520)	1,378	484
Amortization of bond premium (accrual of bond discount)	156	241	494
Realized capital losses (gains)	(15)	-	(286)
Non-cash compensation expense	1,828	1,087	1,536
Net cash provided by (used in) operating activities	694,883	652,467	450,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(73,873)	(93,967)	(49,673)
Subscription advances to Mt. Logan Re	-	(20,000)	-
Proceeds from fixed maturities matured/called - available for sale, at market value	4,765	7,856	5,290
Proceeds from fixed maturities sold - available for sale, at market value	50,010	-	21,955
Cost of fixed maturities acquired - available for sale, at market value	(49,994)	(413)	-
Net change in short-term investments	(269,307)	103,174	(89,247)
Net cash provided by (used in) investing activities	(338,399)	(3,350)	(111,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	37,208	82,258	51,921
Purchase of treasury shares	(500,024)	(621,915)	(289,988)
Proceeds from issuance of long term notes - affiliated	250,000	-	-
Dividends paid to shareholders	(145,913)	(106,681)	(100,402)
Net cash provided by (used in) financing activities	(358,729)	(646,338)	(338,469)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	(2,245)	2,779	602
Cash, beginning of period	3,643	864	262
Cash, end of period	$1,398	$3,643	$864

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.)
Everest Re Group, Ltd. entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually, on December 15th of each year. This transaction is presented as a Long Term Note Payable – Affiliated in the Condensed Balance Sheets of Everest Re Group, Ltd.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2014
Domestic	$242,178	$6,022,556	$1,099,644	$3,017,068	$253,304	$1,765,970	$616,068	$163,584	$3,051,133
International	69,050	1,778,216	347,261	1,310,903	40,262	748,174	306,229	34,598	1,336,633
Bermuda	87,180	1,920,041	281,840	841,164	237,004	392,390	213,289	42,218	869,137
Total	$398,408	$9,720,813	$1,728,745	$5,169,135	$530,570	$2,906,534	$1,135,586	$240,400	$5,256,903

December 31, 2013
Domestic	$224,201	$5,915,490	$1,044,609	$2,708,938	$256,120	$1,746,134	$500,585	$166,459	$2,893,284
International	68,594	1,701,907	275,083	1,289,341	44,325	675,362	295,883	33,910	1,327,430
Bermuda	70,926	2,055,843	260,253	755,264	248,064	378,755	181,090	36,757	784,107
Total	$363,721	$9,673,240	$1,579,945	$4,753,543	$548,509	$2,800,251	$977,558	$237,126	$5,004,821

December 31, 2012
Domestic	$183,021	$6,281,606	$857,325	$2,268,840	$261,727	$1,750,710	$468,228	$147,758	$2,158,575
International	62,250	1,825,443	239,671	1,214,840	47,676	586,325	300,116	29,294	1,188,745
Bermuda	57,996	1,962,006	225,529	680,948	290,799	408,230	184,357	30,607	733,751
Total	$303,268	$10,069,055	$1,322,525	$4,164,628	$600,202	$2,745,265	$952,701	$207,659	$4,081,071

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2014
Total property and liability insurance
premiums earned	$1,183,498	$419,616	$4,405,253	$5,169,135	85.2%

December 31, 2013
Total property and liability insurance
premiums earned	$1,207,833	$203,114	$3,748,824	$4,753,543	78.9%

December 31, 2012
Total property and liability insurance
premiums earned	$1,054,707	$243,746	$3,353,667	$4,164,628	80.5%