Form 10-Q
period 2015-03-31
EVEREST RE GROUP LTD
filed 2015-05-11
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2015
Common Shares, $0.01 par value	44,430,804

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2015 (unaudited)
	and December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three months
	ended March 31, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,415,871	$13,101,067
(amortized cost: 2015, $13,010,017; 2014, $12,831,159)
Fixed maturities - available for sale, at fair value	363	1,509
Equity securities - available for sale, at market value (cost: 2015, $151,044; 2014, $148,326)	141,478	140,210
Equity securities - available for sale, at fair value	1,504,694	1,447,820
Short-term investments	1,706,684	1,705,932
Other invested assets (cost: 2015, $626,799; 2014, $601,925)	626,799	601,925
Cash	398,575	437,474
Total investments and cash	17,794,464	17,435,937
Accrued investment income	106,788	111,075
Premiums receivable	1,485,095	1,397,983
Reinsurance receivables	700,009	670,854
Funds held by reinsureds	236,846	228,192
Deferred acquisition costs	373,160	398,408
Prepaid reinsurance premiums	135,042	154,177
Income taxes	159,445	184,762
Other assets	276,438	236,436
TOTAL ASSETS	$21,267,287	$20,817,824

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,633,982	$9,720,813
Future policy benefit reserve	59,693	59,820
Unearned premium reserve	1,675,413	1,728,745
Funds held under reinsurance treaties	78,423	3,932
Commission reserves	93,337	87,990
Other net payable to reinsurers	200,262	139,841
Losses in course of payment	228,079	157,527
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,365	238,364
Accrued interest on debt and borrowings	12,341	3,537
Equity index put option liability	47,264	47,022
Unsettled securities payable	76,074	41,092
Other liabilities	253,829	316,469
Total liabilities	12,997,062	12,945,152

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	603,595	421,552

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2015) 68,496
and (2014) 68,336 outstanding before treasury shares	685	683
Additional paid-in capital	2,073,977	2,068,807
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $32,751 at 2015 and $20,715 at 2014	52,969	48,317
Treasury shares, at cost; 24,085 shares (2015) and 23,650 shares (2014)	(2,560,937)	(2,485,897)
Retained earnings	8,099,936	7,819,210
Total shareholders' equity attributable to Everest Re Group	7,666,630	7,451,120
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$21,267,287	$20,817,824

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2015	2014
	(unaudited)
REVENUES:
Premiums earned	$1,307,077	$1,144,490
Net investment income	122,583	123,157
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(26,018)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	15,513	21,126
Total net realized capital gains (losses)	(10,505)	21,126
Net derivative gain (loss)	(242)	(1,661)
Other income (expense)	46,073	(3,296)
Total revenues	1,464,986	1,283,816

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	722,465	619,409
Commission, brokerage, taxes and fees	287,167	246,002
Other underwriting expenses	60,664	50,638
Corporate expenses	5,463	4,945
Interest, fees and bond issue cost amortization expense	8,990	7,568
Total claims and expenses	1,084,749	928,562

INCOME (LOSS) BEFORE TAXES	380,237	355,254
Income tax expense (benefit)	41,167	53,232

NET INCOME (LOSS)	$339,070	$302,022
Net (income) loss attributable to noncontrolling interests	(16,092)	(8,089)
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$322,978	$293,933

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	83,205	53,471
Reclassification adjustment for realized losses (gains) included in net income (loss)	22,183	1,874
Total URA(D) on securities arising during the period	105,388	55,345

Foreign currency translation adjustments	(102,340)	(2,637)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,604	771
Total benefit plan net gain (loss) for the period	1,604	771
Total other comprehensive income (loss), net of tax	4,652	53,479
Other comprehensive (income) loss attributable to noncontrolling interests	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	4,652	53,479

COMPREHENSIVE INCOME (LOSS)	$327,630	$347,412

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$7.26	$6.26
Diluted	7.19	6.21
Dividends declared	0.95	0.75

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2015	2014
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	44,685,637	47,543,132
Issued during the period, net	159,661	206,071
Treasury shares acquired	(434,878)	(1,692,164)
Balance, end of period	44,410,420	46,057,039

COMMON SHARES (par value):
Balance, beginning of period	$683	$680
Issued during the period, net	2	2
Balance, end of period	685	682

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,068,807	2,029,774
Share-based compensation plans	5,170	6,546
Balance, end of period	2,073,977	2,036,320

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	48,317	157,728
Net increase (decrease) during the period	4,652	53,479
Balance, end of period	52,969	211,207

RETAINED EARNINGS:
Balance, beginning of period	7,819,210	6,765,967
Net income (loss) attributable to Everest Re Group	322,978	293,933
Dividends declared ($0.95 per share in 2015 and $0.75 per share in 2014)	(42,252)	(34,742)
Balance, end of period	8,099,936	7,025,158

TREASURY SHARES AT COST:
Balance, beginning of period	(2,485,897)	(1,985,873)
Purchase of treasury shares	(75,040)	(249,983)
Balance, end of period	(2,560,937)	(2,235,856)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,666,630	$7,037,511

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$339,070	$302,022
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(98,195)	25,533
Decrease (increase) in funds held by reinsureds, net	62,973	3,399
Decrease (increase) in reinsurance receivables	(84,665)	(114,898)
Decrease (increase) in income taxes	14,214	34,417
Decrease (increase) in prepaid reinsurance premiums	12,144	2,359
Increase (decrease) in reserve for losses and loss adjustment expenses	55,334	(56,348)
Increase (decrease) in future policy benefit reserve	(127)	(1,423)
Increase (decrease) in unearned premiums	(40,934)	80,016
Increase (decrease) in other net payable to reinsurers	68,365	1,176
Increase (decrease) in losses in course of payment	71,568	107,003
Change in equity adjustments in limited partnerships	(6,762)	2,313
Distribution of limited partnership income	8,600	8,600
Change in other assets and liabilities, net	24,542	(23,959)
Non-cash compensation expense	5,170	4,427
Amortization of bond premium (accrual of bond discount)	13,333	13,572
Amortization of underwriting discount on senior notes	1	14
Net realized capital (gains) losses	10,505	(21,126)
Net cash provided by (used in) operating activities	455,136	367,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	594,807	490,745
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	355,812	328,709
Proceeds from fixed maturities sold - available for sale, at fair value	1,236	20,763
Proceeds from equity securities sold - available for sale, at market value	83	534
Proceeds from equity securities sold - available for sale, at fair value	137,966	178,598
Distributions from other invested assets	10,797	17,077
Cost of fixed maturities acquired - available for sale, at market value	(1,370,458)	(1,163,440)
Cost of fixed maturities acquired - available for sale, at fair value	-	(1,309)
Cost of equity securities acquired - available for sale, at market value	(4,464)	(8,546)
Cost of equity securities acquired - available for sale, at fair value	(171,411)	(92,329)
Cost of other invested assets acquired	(41,961)	(4,961)
Net change in short-term investments	(7,567)	(152,715)
Net change in unsettled securities transactions	(505)	1,564
Net cash provided by (used in) investing activities	(495,665)	(384,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2	2,121
Purchase of treasury shares	(75,040)	(249,983)
Third party investment in redeemable noncontrolling interest	156,848	70,700
Dividends paid to shareholders	(42,252)	(34,742)
Dividends paid on third party investment in redeemable noncontrolling interest	(30,896)	-
Net cash provided by (used in) financing activities	8,662	(211,904)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,032)	3,264

Net increase (decrease) in cash	(38,899)	(225,978)
Cash, beginning of period	437,474	611,382
Cash, end of period	$398,575	$385,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$24,266	$16,260
Interest paid	132	174

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2015 and 2014

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes.

No accounting standards or guidance have been issued recently that would have a material impact on the Company’s financial statements or financial reporting process.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At March 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$373,554	$19,474	$(89)	$392,939	$-
Obligations of U.S. states and political subdivisions	750,671	39,085	(914)	788,842	-
Corporate securities	4,763,380	187,765	(31,335)	4,919,810	2,773
Asset-backed securities	414,435	2,992	(1,335)	416,092	-
Mortgage-backed securities
Commercial	274,115	11,238	(424)	284,929	-
Agency residential	2,196,325	48,489	(3,941)	2,240,873	-
Non-agency residential	2,530	50	(57)	2,523	-
Foreign government securities	1,357,620	82,506	(45,451)	1,394,675	-
Foreign corporate securities	2,877,387	165,099	(67,298)	2,975,188	-
Total fixed maturity securities	$13,010,017	$556,698	$(150,844)	$13,415,871	$2,773
Equity securities	$151,044	$3,822	$(13,388)	$141,478	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221,052	$10,290	$(304)	$231,038	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	4,626,002	143,889	(62,906)	4,706,985	(6,910)
Asset-backed securities	340,761	1,691	(1,230)	341,222	-
Mortgage-backed securities
Commercial	231,439	10,675	(429)	241,685	-
Agency residential	2,157,182	37,555	(11,573)	2,183,164	-
Non-agency residential	2,734	54	(57)	2,731	-
Foreign government securities	1,488,144	71,177	(26,866)	1,532,455	-
Foreign corporate securities	2,980,716	109,673	(53,074)	3,037,315	-
Total fixed maturity securities	$12,831,159	$426,973	$(157,065)	$13,101,067	$(6,910)
Equity securities	$148,326	$3,831	$(11,947)	$140,210	$-

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

	At March 31, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,083,697	$1,097,956	$1,183,247	$1,189,416
Due after one year through five years	5,892,475	6,042,830	5,646,466	5,726,277
Due after five years through ten years	2,221,028	2,303,349	2,270,073	2,313,672
Due after ten years	925,412	1,027,319	999,257	1,102,900
Asset-backed securities	414,435	416,092	340,761	341,222
Mortgage-backed securities:
Commercial	274,115	284,929	231,439	241,685
Agency residential	2,196,325	2,240,873	2,157,182	2,183,164
Non-agency residential	2,530	2,523	2,734	2,731
Total fixed maturity securities	$13,010,017	$13,415,871	$12,831,159	$13,101,067

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$126,262	$64,466
Fixed maturity securities, other-than-temporary impairment	9,684	76
Equity securities	(1,450)	2,083
Change in unrealized appreciation (depreciation), pre-tax	134,496	66,625
Deferred tax benefit (expense)	(25,700)	(11,280)
Deferred tax benefit (expense), other-than-temporary impairment	(3,408)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$105,388	$55,345

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$790	$(7)	$2,043	$(82)	$2,833	$(89)
Obligations of U.S. states and political subdivisions	26,973	(579)	18,171	(335)	45,144	(914)
Corporate securities	488,670	(27,477)	236,354	(3,858)	725,024	(31,335)
Asset-backed securities	98,812	(1,330)	608	(5)	99,420	(1,335)
Mortgage-backed securities
Commercial	15,585	(259)	9,911	(165)	25,496	(424)
Agency residential	64,680	(503)	440,500	(3,438)	505,180	(3,941)
Non-agency residential	-	-	243	(57)	243	(57)
Foreign government securities	259,268	(32,821)	107,252	(12,630)	366,520	(45,451)
Foreign corporate securities	424,380	(54,966)	153,632	(12,332)	578,012	(67,298)
Total fixed maturity securities	$1,379,158	$(117,942)	$968,714	$(32,902)	$2,347,872	$(150,844)
Equity securities	50,526	(4,380)	76,250	(9,008)	126,776	(13,388)
Total	$1,429,684	$(122,322)	$1,044,964	$(41,910)	$2,474,648	$(164,232)

	Duration of Unrealized Loss at March 31, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$98,306	$(13,754)	$49,712	$(8,753)	$148,018	$(22,507)
Due in one year through five years	626,834	(72,805)	290,672	(10,553)	917,506	(83,358)
Due in five years through ten years	424,515	(22,845)	134,516	(7,421)	559,031	(30,266)
Due after ten years	50,426	(6,446)	42,552	(2,510)	92,978	(8,956)
Asset-backed securities	98,812	(1,330)	608	(5)	99,420	(1,335)
Mortgage-backed securities	80,265	(762)	450,654	(3,660)	530,919	(4,422)
Total fixed maturity securities	$1,379,158	$(117,942)	$968,714	$(32,902)	$2,347,872	$(150,844)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2015 were $2,474,648 thousand and $164,232 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2015, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $117,942 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $77,379 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $40,563 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies.  The $32,902 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $27,718 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $15 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Fixed maturities	$109,355	$116,253
Equity securities	11,678	11,459
Short-term investments and cash	247	330
Other invested assets
Limited partnerships	6,968	(2,258)
Other	625	2,021
Gross investment income before adjustments	128,873	127,805
Funds held interest income (expense)	2,876	3,017
Future policy benefit reserve income (expense)	(393)	(303)
Gross investment income	131,356	130,519
Investment expenses	(8,773)	(7,362)
Net investment income	$122,583	$123,157

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

The Company had contractual commitments to invest up to an additional $364,068 thousand in limited partnerships at March 31, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(26,018)	$-
Gains (losses) from sales	(8,024)	(1,948)
Fixed maturity securities, fair value:
Gains (losses) from sales	28	940
Gains (losses) from fair value adjustments	62	-
Equity securities, market value:
Gains (losses) from sales	19	(488)
Equity securities, fair value:
Gains (losses) from sales	(150)	(1,415)
Gains (losses) from fair value adjustments	23,578	24,035
Short-term investments gain (loss)	-	2
Total net realized capital gains (losses)	$(10,505)	$21,126

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Proceeds from sales of fixed maturity securities	$357,048	$349,472
Gross gains from sales	8,835	7,936
Gross losses from sales	(16,831)	(8,944)

Proceeds from sales of equity securities	$138,049	$179,132
Gross gains from sales	5,206	6,620
Gross losses from sales	(5,337)	(8,523)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2015, fair value for these equity index put option contracts was $39,250 thousand.  Based on historical index volatilities and trends and the March 31, 2015 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 19%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2015, the present value of these theoretical maximum payouts using a 3% discount factor was $423,085 thousand.  Conversely, if the contracts had all expired on March 31, 2015, with the S&P index at $2,067.89, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2015, fair value for this equity index put option contract was $8,013 thousand.  Based on historical index volatilities and trends and the March 31, 2015 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 39%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2015, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,427 thousand.  Conversely, if the contract had expired on March 31, 2015, with the FTSE index at ₤6,773.00, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2015	December 31, 2014

Equity index put option contracts	Equity index put option liability	$47,264	$47,022
Total		$47,264	$47,022

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2015	2014

Equity index put option contracts	Net derivative gain (loss)	$(242)	$(1,661)
Total		$(242)	$(1,661)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $6,125 thousand at March 31, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2015 and December 31, 2014 of $208,846 thousand and $196,980 thousand, respectively, and all prices were obtained from publically published sources.

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

At March 31, 2015 and December 31, 2014, all Level 3 fixed maturity securities, except the one security priced by the Company, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$392,939	$-	$392,939	$-
Obligations of U.S. States and political subdivisions	788,842	-	788,842	-
Corporate securities	4,919,810	-	4,917,157	2,653
Asset-backed securities	416,092	-	416,092	-
Mortgage-backed securities
Commercial	284,929	-	284,929
Agency residential	2,240,873	-	2,240,873	-
Non-agency residential	2,523	-	2,523	-
Foreign government securities	1,394,675	-	1,394,675	-
Foreign corporate securities	2,975,188	-	2,969,063	6,125
Total fixed maturities, market value	13,415,871	-	13,407,093	8,778

Fixed maturities, fair value	363	-	363	-
Equity securities, market value	141,478	126,792	14,686	-
Equity securities, fair value	1,504,694	1,391,189	113,505	-

Liabilities:
Equity index put option contracts	$47,264	$-	$-	$47,264

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Corporate		Foreign		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	Corporate	RMBS	Total
Beginning balance	$-	$8,597	$7,166	$15,763	$5,299	$481	$347	$6,127
Total gains or (losses) (realized/unrealized)
Included in earnings	2	-	57	59	18	1	138	157
Included in other comprehensive income (loss)	1	-	(1,098)	(1,097)	33	-	(21)	12
Purchases, issuances and settlements	1,940	-	-	1,940	(742)	(9)	(200)	(951)
Transfers in and/or (out) of Level 3	710	(8,597)	-	(7,887)	(936)	-	-	(936)
Ending balance	$2,653	$-	$6,125	$8,778	$3,672	$473	$264	$4,409

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $7,887 thousand and $936 thousand of investments for the three months ended March 31, 2015 and 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014 and 2013, respectively.  The securities were subsequently priced using a recognized pricing service as of March 31, 2015 and 2014, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Liabilities:
Balance, beginning of period	$47,022	$35,423
Total (gains) or losses (realized/unrealized)
Included in earnings	242	1,661
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$47,264	$37,083

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2015	2014
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$421,552	$93,378
Unaffiliated third party investments during period, net	196,848	279,200
Net income (loss) attributable to noncontrolling interests	16,092	59,307
Dividends paid on third party investment in redeemable noncontrolling interest	(30,896)	(10,334)
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$603,595	$421,552

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$322,978	$293,933
Less: dividends declared-common shares and nonvested common shares	(42,252)	(34,742)
Undistributed earnings	280,726	259,191
Percentage allocated to common shareholders (1)	98.9%	99.0%
	277,755	256,717
Add: dividends declared-common shareholders	41,816	34,391
Numerator for basic and diluted earnings per common share	$319,571	$291,108

Denominator
Denominator for basic earnings per weighted-average common shares	44,028	46,479
Effect of dilutive securities:
Options	416	434
Denominator for diluted earnings per adjusted weighted-average common shares	44,444	46,913

Per common share net income (loss)
Basic	$7.26	$6.26
Diluted	$7.19	$6.21

(1) Basic weighted-average common shares outstanding	44,028	46,479
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	44,499	46,927
Percentage allocated to common shareholders	98.9%	99.0%
(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2015 and 2014.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,618	$142,653
Unaffiliated life insurance company	31,158	31,964

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$90,789	$(13,860)	$76,929	$64,113	$(10,718)	$53,395
URA(D) on securities - OTTI	9,684	(3,408)	6,276	76	-	76
Reclassification of net realized losses (gains) included in net income (loss)	34,023	(11,840)	22,183	2,436	(562)	1,874
Foreign currency translation adjustments	(120,275)	17,935	(102,340)	(6,856)	4,219	(2,637)
Reclassification of benefit plan liability amortization included in net income (loss)	2,467	(863)	1,604	1,186	(415)	771
Total other comprehensive income (loss)	$16,688	$(12,036)	$4,652	$60,955	$(7,476)	$53,479

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$34,023	$2,436	Other net realized capital gains (losses)
	(11,840)	(562)	Income tax expense (benefit)
	$22,183	$1,874	Net income (loss)

Benefit plan net gain (loss)	$2,467	$1,186	Other underwriting expenses
	(863)	(415)	Income tax expense (benefit)
	$1,604	$771	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2015	2014
Beginning balance of URA (D) on securities	$223,250	$201,154
Current period change in URA (D) of investments - temporary	99,112	28,767
Current period change in URA (D) of investments - non-credit OTTI	6,276	(6,671)
Ending balance of URA (D) on securities	328,638	223,250

Beginning balance of foreign currency translation adjustments	(99,947)	(4,530)
Current period change in foreign currency translation adjustments	(102,340)	(95,417)
Ending balance of foreign currency translation adjustments	(202,287)	(99,947)

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	1,604	(36,090)
Ending balance of benefit plan net gain (loss)	(73,382)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$52,969	$48,317

11.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Credit facility fees incurred	$132	$174

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2015, was $5,197,832 thousand.  As of March 31, 2015, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2015			At December 31, 2014
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	454,205	12/31/2015	600,000	444,012	12/31/2015
Total Wells Fargo Bank Group Credit Facility		$800,000	$454,205		$800,000	$444,012

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2015			At December 31, 2014
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$105	8/30/2015	$300,000	$112	8/30/2015
		3,672	11/24/2015		3,672	11/24/2015
		70,423	12/31/2015		70,922	12/31/2015
		1,886	12/31/2016		2,014	12/31/2016
		134,553	3/30/2019		149,353	12/31/2018
Total Citibank Bilateral Agreement	$300,000	$210,639		$300,000	$226,073

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

12.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2015, the total amount on deposit in trust accounts was $328,714 thousand.

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

				March 31, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$418,876	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest expense incurred	$4,868	$3,388

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,365	$239,227	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest expense incurred	$3,937	$3,937

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$505,547	$495,641
Net written premiums	484,403	497,757

Premiums earned	$511,094	$429,641
Incurred losses and LAE	244,886	213,455
Commission and brokerage	122,784	92,968
Other underwriting expenses	11,529	9,482
Underwriting gain (loss)	$131,895	$113,736

	Three Months Ended
International	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$318,445	$321,242
Net written premiums	261,738	309,037

Premiums earned	$305,569	$318,381
Incurred losses and LAE	179,652	163,174
Commission and brokerage	70,614	70,974
Other underwriting expenses	8,115	7,837
Underwriting gain (loss)	$47,188	$76,396

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$175,794	$183,415
Net written premiums	174,566	182,570

Premiums earned	$195,704	$173,686
Incurred losses and LAE	110,015	94,508
Commission and brokerage	51,133	45,708
Other underwriting expenses	8,800	8,286
Underwriting gain (loss)	$25,756	$25,184

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$340,258	$230,650
Net written premiums	303,581	211,668

Premiums earned	$260,121	$203,237
Incurred losses and LAE	180,601	142,191
Commission and brokerage	38,563	34,209
Other underwriting expenses	30,297	23,233
Underwriting gain (loss)	$10,660	$3,604

	Three Months Ended
Mt. Logan Re	March 31,
(Dollars in thousands)	2015	2014
Gross written premiums	$73,997	$36,476
Net written premiums	59,601	26,557

Premiums earned	$34,589	$19,545
Incurred losses and LAE	7,311	6,081
Commission and brokerage	4,073	2,143
Other underwriting expenses	1,923	1,800
Underwriting gain (loss)	$21,282	$9,521

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Underwriting gain (loss)	$236,781	$228,441
Net investment income	122,583	123,157
Net realized capital gains (losses)	(10,505)	21,126
Net derivative gain (loss)	(242)	(1,661)
Corporate expenses	(5,463)	(4,945)
Interest, fee and bond issue cost amortization expense	(8,990)	(7,568)
Other income (expense)	46,073	(3,296)
Income (loss) before taxes	$380,237	$355,254

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
United Kingdom	$197,936	$206,783

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2015, share-based compensation awards granted were 149,832 restricted shares, granted on February 25, 2015, with a fair value of $178.84 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Service cost	$2,940	$2,460
Interest cost	2,457	2,542
Expected return on plan assets	(2,903)	(2,823)
Amortization of prior service cost	5	13
Amortization of net (income) loss	2,251	1,091
Net periodic benefit cost	$4,750	$3,283

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Service cost	$401	$407
Interest cost	263	342
Amortization of net (income) loss	211	82
Net periodic benefit cost	$875	$831

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2015 and 2014.

18.  INCOME TAXES

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

19.  SUBSEQUENT EVENTS

On April 23, 2015, the Company entered into an agreement to sell all of the outstanding shares of capital stock of Mt. McKinley Insurance Company (“Mt. McKinley”), a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company (“Clearwater”), a Delaware domiciled insurance company.  The purchase price shall be paid in cash and based on the statutory book value of Mt. McKinley as of the closing date, which is expected to be approximately $20,000 thousand.  The Company does not expect to recognize any material realized gain from the sale of Mt. McKinley.

The transaction is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. Concurrently with the closing, the Company will enter into a retrocession treaty (the “Retrocession Treaty”) with an affiliate of Clearwater.  Per the Retrocession Treaty, the Company will retrocede to 100% of the liabilities associated with certain policies, which are currently reinsured by Everest Reinsurance (Bermuda), Ltd. (“Everest Re Bermuda”), a Bermuda limited company and a wholly-owned subsidiary of the Company. As consideration for entering into the Retrocession Treaty, Everest Re Bermuda shall transfer, subject to certain adjustments, Mt. McKinley’s reserves for net losses as of the closing date, currently held by Everest Re Bermuda, which is expected to be approximately $146,000 thousand (the “Retrocession Payment”). The maximum liability retroceded under the Retrocession Treaty will be the sum of $300,000 thousand plus the amount of the Retrocession Payment. The Company will retain liability for any amounts exceeding the maximum liability under the Retrocession Treaty.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and the first quarter of 2015 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2015	2014	(Decrease)
Gross written premiums	$1,414.0	$1,267.4	11.6%
Net written premiums	1,283.9	1,227.6	4.6%

REVENUES:
Premiums earned	$1,307.1	$1,144.5	14.2%
Net investment income	122.6	123.2	-0.5%
Net realized capital gains (losses)	(10.5)	21.1	-149.7%
Net derivative gain (loss)	(0.2)	(1.7)	-85.4%
Other income (expense)	46.1	(3.3)	NM
Total revenues	1,465.0	1,283.8	14.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	722.5	619.4	16.6%
Commission, brokerage, taxes and fees	287.2	246.0	16.7%
Other underwriting expenses	60.7	50.6	19.8%
Corporate expenses	5.5	4.9	10.5%
Interest, fees and bond issue cost amortization expense	9.0	7.6	18.8%
Total claims and expenses	1,084.7	928.6	16.8%

INCOME (LOSS) BEFORE TAXES	380.2	355.3	7.0%
Income tax expense (benefit)	41.2	53.2	-22.7%
NET INCOME (LOSS)	$339.1	$302.0	12.3%
Net (income) loss attributable to noncontrolling interests	(16.1)	(8.1)	98.9%
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$323.0	$293.9	9.9%

RATIOS:			Point Change
Loss ratio	55.3%	54.1%	1.2
Commission and brokerage ratio	22.0%	21.5%	0.5
Other underwriting expense ratio	4.6%	4.4%	0.2
Combined ratio	81.9%	80.0%	1.9

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2015	2014	(Decrease)
Balance sheet data:
Total investments and cash	$17,794.5	$17,435.9	2.1%
Total assets	21,267.3	20,817.8	2.2%
Loss and loss adjustment expense reserves	9,634.0	9,720.8	-0.9%
Total debt	638.4	638.4	0.0%
Total liabilities	12,997.1	12,945.2	0.4%
Redeemable noncontrolling interests - Mt. Logan Re	603.6	421.6	43.2%
Shareholders' equity	7,666.6	7,451.1	2.9%
Book value per share	172.63	166.75	3.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 11.6% to $1,414.0 million for the three months ended March 31, 2015, compared to $1,267.4 million for the three months ended March 31, 2014, reflecting a $109.6 million, or 47.5%, increase in our insurance business and a $37.5 million increase from the Mt. Logan Re segment, which commenced operations in the third quarter of 2013, partially offset by a slight decrease of $0.5 million, or 0.1%, in our reinsurance business, which was primarily reflective of new business being more than offset by a negative $30.7 million impact from the year over year movement in exchange rates.  The rise in insurance premiums was primarily due to increases in crop and workers’ compensation business as well as eight other business units.  Net written premiums increased by 4.6% to $1,283.9 million for the three months ended March 31, 2015, compared to $1,227.6 million for the three months ended March 31, 2014.  The variance between the increase in gross written premiums compared to the increase in net written premiums is primarily due to a higher utilization of reinsurance for the crop business and for quota share contracts, which increased due to changes in the mix of business.  Premiums earned increased by 14.2% to $1,307.1 million for the three months ended March 31, 2015, compared to $1,144.5 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased slightly by 0.5% to $122.6 million for the three months ended March 31, 2015 compared with net investment income of $123.2 million for the three months ended March 31, 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the three months ended March 31, 2015 compared to 3.1% for the three months ended March 31, 2014.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, partially offset by an increase in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $10.5 million for the three months ended March 31, 2015 and net realized capital gains were $21.1 million for the three months ended March 31, 2014.  The $10.5 million was comprised of $26.0 million of other-than-temporary impairments and $8.1 million of net realized capital losses from sales on our fixed maturity and equity securities, which were partially offset by $23.6 million of net gains from fair value re-measurements.  The net realized capital gains of $21.1 million for the three months ended March 31, 2014 were the result of $24.0 million of gains from fair value re-measurements, which were partially offset by $2.9 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $0.2 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $46.1 million for the three months ended March 31, 2015 and other expense of $3.3 million for the three months ended March 31, 2014.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$723.2	55.3%		$(0.7)	0.0%		$722.5	55.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$723.2	55.3%		$(0.7)	0.0%		$722.5	55.3%

2014
Attritional (a)	$622.1	54.3%		$(2.7)	-0.2%		$619.4	54.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$622.1	54.3%		$(2.7)	-0.2%		$619.4	54.1%

Variance 2015/2014
Attritional	$101.1	1.0	pts	$2.0	0.2	pts	$103.1	1.2	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$101.1	1.0	pts	$2.0	0.2	pts	$103.1	1.2	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.6% to $722.5 million for the three months ended March 31, 2015 compared to $619.4 million for the three months ended March 31, 2014, primarily due to an increase in current year attritional losses of $101.1 million resulting from the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 16.7% to $287.2 million for the three months ended March 31, 2015 compared to $246.0 million for the three months ended March 31, 2014.  These changes were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $60.7 million and $50.6 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were comparable at $5.5 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.0 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.  The increase was primarily due to the impact of the issuance of $400.0 million of senior notes in June 2014, partially offset by the maturity of $250.0 million of senior notes on October 15, 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $41.2 million and $53.2 million for the three months ended March 31, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate (“AETR”) method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three months ended March 31, 2015 compared to 2014 is primarily due to lower net realized capital gains in the U.S. and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $339.1 million and $302.0 million for the three months ended March 31, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $323.0 million and $293.9 million for the three months ended March 31, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio increased by 1.9 points to 81.9% for the three months ended March 31, 2015, compared to 80.0% for the three months ended March 31, 2014.  The loss ratio component increased 1.2 points for the three months ended March 31, 2015, over the same period last year primarily due to increased loss ratios on international business.  The commission and brokerage ratio components increased 0.5 points for the three months ended March 31, 2015, primarily due to changes in the mix of business.  The other underwriting expense ratio components increased slightly by 0.2 points for the three months ended March 31, 2015, over the same period last year.

Shareholders’ Equity.
Shareholders’ equity increased by $215.5 million to $7,666.6 million at March 31, 2015 from $7,451.1 million at December 31, 2014, principally as a result of $323.0 million of net income attributable to Everest Re Group, $105.4 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $5.2 million and $1.6 million of net benefit plan obligation adjustments, partially offset by $102.3 million of net foreign currency translation adjustments, repurchases of 0.4 million common shares for $75.0 million and $42.3 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased slightly by 0.5% to $122.6 million for the three months ended March 31, 2015 compared to $123.2 million for the three months ended March 31, 2014, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Fixed maturities	$109.4	$116.3
Equity securities	11.7	11.5
Short-term investments and cash	0.2	0.3
Other invested assets
Limited partnerships	7.0	(2.3)
Other	0.6	2.0
Gross investment income before adjustments	128.9	127.8
Funds held interest income (expense)	2.9	3.0
Future policy benefit reserve income (expense)	(0.4)	(0.3)
Gross investment income	131.4	130.5
Investment expenses	(8.8)	(7.4)
Net investment income	$122.6	$123.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets	2.9%	3.0%
Imbedded after-tax yield of cash and invested assets	2.5%	2.6%

	Three Months Ended
	March 31,
	2015	2014
Annualized pre-tax yield on average cash and invested assets	2.9%	3.1%
Annualized after-tax yield on average cash and invested assets	2.3%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$8.8	$6.7	$2.1
Losses	(16.8)	(8.7)	(8.1)
Total	(8.0)	(1.9)	(6.1)

Fixed maturity securities, fair value:
Gains	-	1.2	(1.2)
Losses	-	(0.3)	0.3
Total	-	0.9	(0.9)

Equity securities, market value:
Gains	-	-	-
Losses	-	(0.5)	0.5
Total	-	(0.5)	0.5

Equity securities, fair value:
Gains	5.2	6.6	(1.4)
Losses	(5.3)	(8.0)	2.7
Total	(0.2)	(1.4)	1.2

Total net realized capital gains (losses) from sales:
Gains	14.0	14.6	(0.6)
Losses	(22.2)	(17.5)	(4.7)
Total	(8.1)	(2.9)	(5.2)

Other-than-temporary impairments:	(26.0)	-	(26.0)

Gains (losses) from fair value adjustments:
Fixed maturity securities, fair value	0.1	-	0.1
Equity securities, fair value	23.6	24.0	(0.4)
Total	23.6	24.0	(0.4)

Total net realized capital gains (losses)	$(10.5)	$21.1	$(31.6)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $10.5 million for three months ended March 31, 2015 and net realized capital gains were $21.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, we recorded $26.0 million of other-than-temporary impairments and $8.1 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $23.6 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  For the three months ended March 31, 2014, we recorded $24.0 million of net realized capital gains due to fair value re-measurements on equity securities, partially offset by $2.9 million of net realized capital losses from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended March 31, 2015 and 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$505.5	$495.6	$9.9	2.0%
Net written premiums	484.4	497.8	(13.4)	-2.7%

Premiums earned	$511.1	$429.6	$81.5	19.0%
Incurred losses and LAE	244.9	213.5	31.4	14.7%
Commission and brokerage	122.8	93.0	29.8	32.1%
Other underwriting expenses	11.5	9.5	2.0	21.6%
Underwriting gain (loss)	$131.9	$113.7	$18.2	16.0%

				Point Chg
Loss ratio	47.9%	49.7%		(1.8)
Commission and brokerage ratio	24.0%	21.6%		2.4
Other underwriting expense ratio	2.3%	2.2%		0.1
Combined ratio	74.2%	73.5%		0.7

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 2.0% to $505.5 million for the three months ended March 31, 2015 from $495.6 million for the three months ended March 31, 2014, primarily due to an increase in treaty property and catastrophe business, partially offset by a decline in treaty casualty business.  Net written premiums decreased by 2.7% to $484.4 million for the three months ended March 31, 2015 compared to $497.8 million for the three months ended March 31, 2014.  The variance between the increase in gross written premiums compared to the decrease in net written premiums is primarily due to a higher utilization of reinsurance related to quota share contracts.  Premiums earned increased 19.0% to $511.1 million for the three months ended March 31, 2015 compared to $429.6 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$247.7	48.4%		$(0.7)	-0.1%		$247.0	48.3%
Catastrophes	-	0.0%		(2.1)	-0.4%		(2.1)	-0.4%
Total segment	$247.7	48.4%		$(2.8)	-0.5%		$244.9	47.9%

2014
Attritional	$213.4	49.7%		$0.5	0.1%		$213.9	49.8%
Catastrophes	-	0.0%		(0.5)	-0.1%		(0.5)	-0.1%
Total segment	$213.4	49.7%		$0.1	0.0%		$213.5	49.7%

Variance 2015/2014
Attritional	$34.3	(1.3)	pts	$(1.2)	(0.2)	pts	$33.1	(1.5)	pts
Catastrophes	-	-	pts	(1.6)	(0.3)	pts	(1.6)	(0.3)	pts
Total segment	$34.3	(1.3)	pts	$(2.9)	(0.5)	pts	$31.4	(1.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 14.7% to $244.9 million for the three months ended March 31, 2015 compared to $213.5 million for the three months ended March 31, 2014, primarily due to the increase in current year attritional losses of $34.3 million resulting primarily from the impact of the increase in premiums earned. There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses.  Commission and brokerage expenses increased by 32.1% to $122.8 million for the three months ended March 31, 2015 compared to $93.0 million for the three months ended March 31, 2014.  The variance was due to the impact of the increase in premiums earned and a change in the mix of business.  Segment other underwriting expenses increased to $11.5 million for the three months ended March 31, 2015 from $9.5 million for the three months ended March 31, 2014 due to the impact of the increase in premiums earned.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$318.4	$321.2	$(2.8)	-0.9%
Net written premiums	261.7	309.0	(47.3)	-15.3%

Premiums earned	$305.6	$318.4	$(12.8)	-4.0%
Incurred losses and LAE	179.7	163.2	16.5	10.1%
Commission and brokerage	70.6	71.0	(0.4)	-0.5%
Other underwriting expenses	8.1	7.8	0.3	3.5%
Underwriting gain (loss)	$47.2	$76.4	$(29.2)	-38.2%

				Point Chg
Loss ratio	58.8%	51.3%		7.5
Commission and brokerage ratio	23.1%	22.3%		0.8
Other underwriting expense ratio	2.7%	2.4%		0.3
Combined ratio	84.6%	76.0%		8.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 0.9% to $318.4 million for the three months ended March 31, 2015 compared to $321.2 million for the three months ended March 31, 2014, primarily due to the negative impact of $12.4 million from the movement of foreign exchange rates, partially offset by new quota share contracts.  Net written premiums decreased by 15.3% to $261.7 million for the three months ended March 31, 2015 compared to $309.0 million for the three months ended March 31, 2014.  The variance of the change in gross written premiums compared to the change in net written premiums is due to a higher utilization of reinsurance related to the new quota share contracts.  Premiums earned decreased 4.0% to $305.6 million for the three months ended March 31, 2015 compared to $318.4 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$177.9	58.2%		$(0.1)	0.0%		$177.8	58.2%
Catastrophes	-	0.0%		1.8	0.6%		1.8	0.6%
Total segment	$177.9	58.2%		$1.8	0.6%		$179.7	58.8%

2014
Attritional	$165.0	51.8%		$(0.1)	0.0%		$164.9	51.8%
Catastrophes	-	0.0%		(1.7)	-0.5%		(1.7)	-0.5%
Total segment	$165.0	51.8%		$(1.8)	-0.5%		$163.2	51.3%

Variance 2015/2014
Attritional	$12.9	6.4	pts	$-	-	pts	$12.9	6.4	pts
Catastrophes	-	-	pts	3.5	1.1	pts	3.5	1.1	pts
Total segment	$12.9	6.4	pts	$3.6	1.1	pts	$16.5	7.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.1% to $179.7 million for the three months ended March 31, 2015 compared to $163.2 million for the three months ended March 31, 2014, due to the increase in current year attritional losses of $12.9 million.  The increase in attritional losses was primarily due to higher losses in the Middle East, Africa and Latin America. There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses. Commission and brokerage decreased slightly by 0.5% to $70.6 million for the three months ended March 31, 2015 compared to $71.0 million for the three months ended March 31, 2014.  Segment other underwriting expenses increased slightly to $8.1 million for the three months ended March 31, 2015 compared to $7.8 million for the three months ended March 31, 2014.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$175.8	$183.4	$(7.6)	-4.2%
Net written premiums	174.6	182.6	(8.0)	-4.4%

Premiums earned	$195.7	$173.7	$22.0	12.7%
Incurred losses and LAE	110.0	94.5	15.5	16.4%
Commission and brokerage	51.1	45.7	5.4	11.9%
Other underwriting expenses	8.8	8.3	0.5	6.2%
Underwriting gain (loss)	$25.8	$25.2	$0.6	2.3%

				Point Chg
Loss ratio	56.2%	54.4%		1.8
Commission and brokerage ratio	26.1%	26.3%		(0.2)
Other underwriting expense ratio	4.5%	4.8%		(0.3)
Combined ratio	86.8%	85.5%		1.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 4.2% to $175.8 million for the three months ended March 31, 2015 compared to $183.4 million for the three months ended March 31, 2014, primarily due to the negative impact of $16.0 million from the movement of foreign exchange rates, partially offset by increased business from the U.K. and Ireland offices.  Net written premiums decreased by 4.4% to $174.6 million for the three months ended March 31, 2015 compared to $182.6 million for the three months ended March 31, 2014, which is consistent with the decline in gross written premiums.  Premiums earned increased 12.7% to $195.7 million for the three months ended March 31, 2015 compared to $173.7 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$109.4	55.9%		$-	0.0%		$109.4	55.9%
Catastrophes	-	0.0%		0.6	0.3%		0.6	0.3%
Total segment	$109.4	55.9%		$0.6	0.3%		$110.0	56.2%

2014
Attritional	$97.6	56.2%		$(5.0)	-2.9%		$92.6	53.3%
Catastrophes	-	0.0%		2.0	1.1%		2.0	1.1%
Total segment	$97.6	56.2%		$(3.0)	-1.8%		$94.5	54.4%

Variance 2015/2014
Attritional	$11.8	(0.3)	pts	$5.0	2.9	pts	$16.8	2.6	pts
Catastrophes	-	-	pts	(1.4)	(0.8)	pts	(1.4)	(0.8)	pts
Total segment	$11.8	(0.3)	pts	$3.6	2.1	pts	$15.5	1.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.4% to $110.0 million for the three months ended March 31, 2015 compared to $94.5 million for the three months ended March 31, 2014, primarily due to an increase of $11.8 million in current year attritional losses primarily related to the increase in premiums earned and $5.0 million of favorable development in the three months ended March 31, 2014 which did not recur in the three months ended March 31, 2015.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 11.9% to $51.1 million for the three months ended March 31, 2015 compared to $45.7 million for the three months ended March 31, 2014.  The rise was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased slightly to $8.8 million for the three months ended March 31, 2015 compared to $8.3 million for the three months ended March 31, 2014.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$340.3	$230.7	$109.6	47.5%
Net written premiums	303.6	211.7	91.9	43.4%

Premiums earned	$260.1	$203.2	$56.9	28.0%
Incurred losses and LAE	180.6	142.2	38.4	27.0%
Commission and brokerage	38.6	34.2	4.4	12.7%
Other underwriting expenses	30.3	23.2	7.1	30.4%
Underwriting gain (loss)	$10.7	$3.6	$7.1	195.8%

				Point Chg
Loss ratio	69.4%	70.0%		(0.6)
Commission and brokerage ratio	14.8%	16.8%		(2.0)
Other underwriting expense ratio	11.7%	11.4%		0.3
Combined ratio	95.9%	98.2%		(2.3)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 47.5% to $340.3 million for the three months ended March 31, 2015 compared to $230.7 million for the three months ended March 31, 2014.  This increase was primarily driven by an increase in the crop and workers’ compensation business as well as eight other business units.  Net written premiums increased by 43.4% to $303.6 million for the three months ended March 31, 2015 compared to $211.7 million for the three months ended March 31, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 28.0% to $260.1 million for the three months ended March 31, 2015 compared to $203.2 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$180.8	69.5%		$-	0.0%		$180.8	69.5%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$180.8	69.5%		$(0.2)	-0.1%		$180.6	69.4%

2014
Attritional	$140.1	69.0%		$1.8	0.9%		$141.9	69.9%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$140.1	69.0%		$2.1	1.0%		$142.2	70.0%

Variance 2015/2014
Attritional	$40.7	0.5	pts	$(1.8)	(0.9)	pts	$38.9	(0.4)	pts
Catastrophes	-	-	pts	(0.5)	(0.2)	pts	(0.5)	(0.2)	pts
Total segment	$40.7	0.5	pts	$(2.3)	(1.1)	pts	$38.4	(0.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 27.0% to $180.6 million for the three months ended March 31, 2015 compared to $142.2 million for the three months ended March 31, 2014, mainly due to an increase of $40.7 million in current year attritional losses. This rise was related to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 12.7% to $38.6 million for the three months ended March 31, 2015 compared to $34.2 million for the three months ended March 31, 2014.  The increase was primarily driven by the impact of the increase in premiums earned and the change in the mix of business.  Segment other underwriting expenses increased to $30.3 million for the three months ended March 31, 2015 compared to $23.2 million for the three months ended March 31, 2014 primarily due to the impact of the increase in premiums earned.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	% Change
Gross written premiums	$74.0	$36.5	$37.5	102.9%
Net written premiums	59.6	26.6	33.0	124.4%

Premiums earned	$34.6	$19.5	$15.0	77.0%
Incurred losses and LAE	7.3	6.1	1.2	20.2%
Commission and brokerage	4.1	2.1	1.9	90.1%
Other underwriting expenses	1.9	1.8	0.1	6.8%
Underwriting gain (loss)	$21.3	$9.5	$11.8	123.5%

				Point Chg
Loss ratio	21.1%	31.1%		(10.0)
Commission and brokerage ratio	11.8%	11.0%		0.8
Other underwriting expense ratio	5.6%	9.2%		(3.6)
Combined ratio	38.5%	51.3%		(12.8)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 102.9% to $74.0 million for the three months ended March 31, 2015 compared to $36.5 million for the three months ended March 31, 2014, as this segment expands from its initial start-up phase through continued third party investment.  Net written premiums increased by 124.4% to $59.6 million for the three months ended March 31, 2015 compared to $26.6 million for the three months ended March 31, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased by 77.0% to $34.6 million for the three months ended March 31, 2015 compared to $19.5 million for the three months ended March 31, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$7.5	21.5%		$-	0.0%		$7.5	21.5%
Catastrophes	-	0.0%		(0.1)	-0.4%		(0.1)	-0.4%
Total segment	$7.5	21.5%		$(0.1)	-0.4%		$7.3	21.1%

2014
Attritional	$6.1	31.1%		$-	0.0%		$6.1	31.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$6.1	31.1%		$-	0.0%		$6.1	31.1%

Variance 2015/2014
Attritional	$1.4	(9.6)	pts	$-	-	pts	$1.4	(9.6)	pts
Catastrophes	-	-	pts	(0.1)	(0.4)	pts	(0.1)	(0.4)	pts
Total segment	$1.4	(9.6)	pts	$(0.1)	(0.4)	pts	$1.2	(10.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 20.2% to $7.3 million for the three months ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014, mainly due to the increase in current year attritional losses of $1.4 million, resulting from the impact of the increase in premiums earned. There were no current year catastrophe losses for the three months ended March 31, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 90.1% to $4.1 million for the three months ended March 31, 2015 compared to $2.1 million for the three months ended March 31, 2014.  The increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased slightly to $1.9 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014.  The increase was primarily due to the impact of the increase in premiums earned and increased operations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,794.5 million at March 31, 2015, an increase of $358.5 million compared to $17,435.9 million at December 31, 2014.  This increase was primarily the result of $455.1 million of cash flows from operations, $156.8 million from external third party net capital investment into Mt. Logan Re, $134.5 million of pre-tax unrealized appreciation, $23.6 million in fair value re-measurements and $6.8 million in equity adjustments of our limited partnership investments, partially offset by $213.6 million due to fluctuations in foreign currencies, $75.0 million paid for share repurchases, $42.3 million paid out in dividends to shareholders, $30.9 million paid out in dividends to third party investors in redeemable noncontrolling interests, $13.3 million of amortization bond premium and $0.5 million of unsettled securities.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2015, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.5% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2015		At December 31, 2014
Fixed maturities, market value	$13,415.9	75.4%	$13,101.1	75.1%
Fixed maturities, fair value	0.4	0.0%	1.5	0.0%
Equity securities, market value	141.5	0.8%	140.2	0.8%
Equity securities, fair value	1,504.7	8.5%	1,447.8	8.3%
Short-term investments	1,706.7	9.6%	1,705.9	9.8%
Other invested assets	626.8	3.5%	601.9	3.5%
Cash	398.6	2.2%	437.5	2.5%
Total investments and cash	$17,794.5	100.0%	$17,435.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2015	December 31, 2014
Fixed income portfolio duration (years)	2.9	2.9
Fixed income composite credit quality	A1	A1
Imbedded end of period yield, pre-tax	2.9%	3.0%
Imbedded end of period yield, after-tax	2.5%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2015	December 31, 2014
Fixed income portfolio total return	1.3%	3.5%
Barclay's Capital - U.S. aggregate index	1.6%	6.0%

Common equity portfolio total return	2.0%	10.4%
S&P 500 index	1.0%	13.7%

Other invested asset portfolio total return	2.1%	11.8%

The pre-tax equivalent total return for the bond portfolio was approximately 1.3% and 3.6%, respectively, at March 31, 2015 and December 31, 2014.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $700.0 million at March 31, 2015 and $670.9 million at December 31, 2014.  At March 31, 2015, $92.8 million, or 13.3%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $68.6 million, or 9.8%, was receivable from Zurich Vericherungs Gesellschaft (“Zurich”); $63.8 million, or 9.1%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”); $62.7 million, or 9.0%, was receivable from Federal Crop Insurance Company (“FCIC”); $54.2 million, or 7.7%, was receivable from Axa Seguros Gen SA De Seguros Y Reaseguros (“Axa Seguros”); $39.6 million, or 5.7%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $39.3 million, or 5.6%, was receivable from Hannover Rueck SE (“Hannover”) and $35.0 million, or 5.0%, was receivable from Axis Reinsurance Company (“Axis”).  The receivables from C.V. Starr and Resolution Group are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,634.0 million at March 31, 2015 and $9,720.8 million at December 31, 2014.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,432.9	$1,935.4	$3,368.3	35.0%
International	861.6	920.9	1,782.5	18.5%
Bermuda	731.3	1,110.9	1,842.3	19.1%
Insurance	933.2	1,230.2	2,163.4	22.4%
Mt. Logan Re	12.4	23.0	35.5	0.4%
Total excluding A&E	3,971.4	5,220.5	9,191.9	95.4%
A&E	224.3	217.8	442.0	4.6%
Total including A&E	$4,195.7	$5,438.3	$9,634.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,409.5	$1,925.4	$3,334.9	34.3%
International	902.5	868.6	1,771.0	18.2%
Bermuda	783.9	1,108.2	1,892.0	19.5%
Insurance	968.3	1,250.4	2,218.6	22.8%
Mt. Logan Re	13.0	15.0	28.0	0.3%
Total excluding A&E	4,077.1	5,167.5	9,244.6	95.1%
A&E	251.1	225.1	476.2	4.9%
Total including A&E	$4,328.2	$5,392.6	$9,720.8	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, as presented in our previous 10-K filing, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $39.9 million in 2014, representing 0.4% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $206.5 million in 2007, representing 2.6% of the net prior period reserves for the year in which the adjustment was made.

Asbestos and Environmental Exposures.  A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes the outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	At	At
	March 31,	December 31,
(Dollars in millions)	2015	2014
Gross reserves	$442.0	$476.2
Reinsurance receivable	(16.5)	(18.0)
Net reserves	$425.6	$458.2

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2015, we had gross asbestos loss reserves of $423.2 million, or 95.7%, of total A&E reserves, of which $319.8 million was for assumed business and $103.4 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.2 years at March 31, 2015.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $7,666.6 million as of March 31, 2015 from $7,451.1 million as of December 31, 2014.  This increase was the result of $323.0 million of net income attributable to Everest Re Group, $105.4 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $5.2 million and $1.6 million of net benefit plan obligation adjustments, partially offset by $102.3 million of net foreign currency translation adjustments, repurchases of 0.4 million common shares for $75.0 million and $42.3 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders’ equity at March 31, 2015 and December 31, 2014 was $7,666.6 million and $7,451.1 million, respectively.  Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2014	2013	2014	2013
Regulatory targeted capital	$2,050.0	$2,154.6	$1,209.6	$1,094.6
Actual capital	$2,748.0	$2,712.2	$2,893.0	$2,814.3
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

During 2014 and the first quarter of 2015, we repurchased 3.7 million shares for $575.0 million in the open market and paid $188.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of March 31, 2015, we had repurchased 24.1 million shares under this authorization.

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

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $455.1 million and $367.1 million for the three months ended March 31, 2015 and 2014, respectively.  Additionally, these cash flows reflected net tax payments of $24.3 million and $16.3 million for the three months ended March 31, 2015 and 2014, respectively, and net catastrophe loss payments of $40.3 million and $105.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2015 and December 31, 2014, we held cash and short-term investments of $2,105.3 million and $2,143.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2015, we had $1,098.0 million of available for sale fixed maturity securities maturing within one year or less, $6,042.8 million maturing within one to five years and $3,330.7 million maturing after five years.  Our $1,646.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2015 we had $396.3 million of net pre-tax unrealized appreciation, comprised of $560.5 million of pre-tax unrealized appreciation and $164.2 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2015, was $5,197.8 million.  As of March 31, 2015, the Company was in compliance with all Group Credit Facility covenants.

During 2014 and the first three months of 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At March 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $454.2 million outstanding letters of credit under tranche two.  At December 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $444.0 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year three year, $150.0 million unsecured revolving credit facility, referred to as the “Holdings Credit Facility”, which expired on August 15, 2014.  The

Company decided not to renew the Holdings Credit Facility at expiration.  There were no short-term borrowings outstanding during 2014.

Costs incurred in connection with the Group Credit Facility and Holdings Credit Facility were $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

Interest Rate Risk.  Our $17.8 billion investment portfolio, at March 31, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,528.3 million of mortgage-backed securities in the $13,416.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,706.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2015
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,896.4	$15,517.3	$15,122.9	$14,705.2	$14,274.4
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$655.2	$334.8	$-	$(356.0)	$(723.5)

We had $9,634.0 million and $9,720.8 million of gross reserves for losses and LAE as of March 31, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $7.9 billion, representing approximately 52.4% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,316.9	$1,481.6	$1,646.2	$1,810.8	$1,975.4
After-tax Change in Fair/Market Value	$(226.8)	$(113.4)	$-	$113.4	$226.8

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors”

in the Company's most recent 10-K filing.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2015	213,754	$168.6387	213,754	6,129,809
February 1 - 28, 2015	127,110	$177.7273	81,725	6,048,084
March 1 - 31, 2015	144,193	$175.6124	139,399	5,908,685
Total	485,057	$-	434,878	5,908,685

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company’s executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through May 1, 2015, the Company purchased an additional 79,600 shares for $14.3 million under the share repurchase program.

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

Dated:  May 11, 2015