Form 10-Q
period 2015-06-30
EVEREST RE GROUP LTD
filed 2015-08-10
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2015
Common Shares, $0.01 par value	44,188,487

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2015 (unaudited)
	and December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	six months ended June 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

EVEREST RE  GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,474,801	$13,101,067
(amortized cost: 2015, $13,213,596; 2014, $12,831,159)
Fixed maturities - available for sale, at fair value	228	1,509
Equity securities - available for sale, at market value (cost: 2015, $147,512; 2014, $148,326)	137,516	140,210
Equity securities - available for sale, at fair value	1,483,803	1,447,820
Short-term investments	1,901,807	1,705,932
Other invested assets (cost: 2015, $665,153; 2014, $601,925)	665,153	601,925
Cash	338,901	437,474
Total investments and cash	18,002,209	17,435,937
Accrued investment income	108,829	111,075
Premiums receivable	1,445,180	1,397,983
Reinsurance receivables	682,878	670,854
Funds held by reinsureds	233,447	228,192
Deferred acquisition costs	350,551	398,408
Prepaid reinsurance premiums	179,448	154,177
Income taxes	206,400	184,762
Other assets	273,954	236,436
TOTAL ASSETS	$21,482,896	$20,817,824

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,783,570	$9,720,813
Future policy benefit reserve	59,456	59,820
Unearned premium reserve	1,562,078	1,728,745
Funds held under reinsurance treaties	78,553	3,932
Commission reserves	88,008	87,990
Other net payable to reinsurers	160,248	139,841
Losses in course of payment	251,980	157,527
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,366	238,364
Accrued interest on debt and borrowings	3,537	3,537
Equity index put option liability	40,819	47,022
Unsettled securities payable	72,834	41,092
Other liabilities	257,056	316,469
Total liabilities	12,996,505	12,945,152

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	759,729	421,552

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2015) 68,555
and (2014) 68,336 outstanding before treasury shares	685	683
Additional paid-in capital	2,084,636	2,068,807
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $20,968 at 2015 and $20,715 at 2014	(14,819)	48,317
Treasury shares, at cost; 24,363 shares (2015) and 23,650 shares (2014)	(2,610,878)	(2,485,897)
Retained earnings	8,267,038	7,819,210
Total shareholders' equity attributable to Everest Re Group	7,726,662	7,451,120
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$21,482,896	$20,817,824

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,332,398	$1,272,317	$2,639,475	$2,416,807
Net investment income	125,046	131,224	247,629	254,381
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16,238)	(389)	(42,256)	(389)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(7,940)	59,405	7,573	80,531
Total net realized capital gains (losses)	(24,178)	59,016	(34,683)	80,142
Net derivative gain (loss)	6,445	3,774	6,203	2,113
Other income (expense)	(3,925)	(13,871)	42,148	(17,167)
Total revenues	1,435,786	1,452,460	2,900,772	2,736,276

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	790,661	735,697	1,513,126	1,355,106
Commission, brokerage, taxes and fees	294,917	283,687	582,084	529,689
Other underwriting expenses	63,951	58,414	124,615	109,052
Corporate expenses	5,925	3,899	11,388	8,844
Interest, fees and bond issue cost amortization expense	9,026	8,978	18,016	16,546
Total claims and expenses	1,164,480	1,090,675	2,249,229	2,019,237

INCOME (LOSS) BEFORE TAXES	271,306	361,785	651,543	717,039
Income tax expense (benefit)	35,834	63,860	77,001	117,092

NET INCOME (LOSS)	$235,472	$297,925	$574,542	$599,947
Net (income) loss attributable to noncontrolling interests	(26,415)	(7,741)	(42,507)	(15,830)
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$209,057	$290,184	$532,035	$584,117

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(136,481)	85,921	(53,276)	139,392
Reclassification adjustment for realized losses (gains) included in net income (loss)	12,747	2,169	34,930	4,043
Total URA(D) on securities arising during the period	(123,734)	88,090	(18,346)	143,435

Foreign currency translation adjustments	54,337	(763)	(48,003)	(3,400)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,609	770	3,213	1,541
Total benefit plan net gain (loss) for the period	1,609	770	3,213	1,541
Total other comprehensive income (loss), net of tax	(67,788)	88,097	(63,136)	141,576
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(67,788)	88,097	(63,136)	141,576

COMPREHENSIVE INCOME (LOSS)	$141,269	$378,281	$468,899	$725,693

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$4.72	$6.32	$11.99	$12.58
Diluted	4.68	6.26	11.88	12.46
Dividends declared	0.95	0.75	1.90	1.50

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	44,410,420	46,057,039	44,685,637	47,543,132
Issued during the period, net	59,606	109,068	219,267	315,139
Treasury shares acquired	(277,500)	(475,092)	(712,378)	(2,167,256)
Balance, end of period	44,192,526	45,691,015	44,192,526	45,691,015

COMMON SHARES (par value):
Balance, beginning of period	$685	$682	$683	$680
Issued during the period, net	-	1	2	3
Balance, end of period	685	683	685	683

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,073,977	2,036,320	2,068,807	2,029,774
Share-based compensation plans	10,659	16,362	15,829	22,908
Balance, end of period	2,084,636	2,052,682	2,084,636	2,052,682

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	52,969	211,207	48,317	157,728
Net increase (decrease) during the period	(67,788)	88,097	(63,136)	141,576
Balance, end of period	(14,819)	299,304	(14,819)	299,304

RETAINED EARNINGS:
Balance, beginning of period	8,099,936	7,025,158	7,819,210	6,765,967
Net income (loss) attributable to Everest Re Group	209,057	290,184	532,035	584,117
Dividends declared ($0.95 per share in second quarter 2015 and $1.90 year-to-date per share in 2015 and $0.75 per share in second quarter 2014 and $1.50
year-to-date per share in 2014)	(41,955)	(34,319)	(84,207)	(69,061)
Balance, end of period	8,267,038	7,281,023	8,267,038	7,281,023

TREASURY SHARES AT COST:
Balance, beginning of period	(2,560,937)	(2,235,856)	(2,485,897)	(1,985,873)
Purchase of treasury shares	(49,941)	(74,968)	(124,981)	(324,951)
Balance, end of period	(2,610,878)	(2,310,824)	(2,610,878)	(2,310,824)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,726,662	$7,322,868	$7,726,662	$7,322,868

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$574,542	$599,947
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(51,422)	(97,827)
Decrease (increase) in funds held by reinsureds, net	68,245	2,148
Decrease (increase) in reinsurance receivables	(32,526)	(137,077)
Decrease (increase) in income taxes	(20,898)	15,257
Decrease (increase) in prepaid reinsurance premiums	(28,916)	(68,346)
Increase (decrease) in reserve for losses and loss adjustment expenses	113,567	8,055
Increase (decrease) in future policy benefit reserve	(364)	(1,144)
Increase (decrease) in unearned premiums	(160,849)	96,803
Increase (decrease) in other net payable to reinsurers	23,867	100,546
Increase (decrease) in losses in course of payment	95,003	161,990
Change in equity adjustments in limited partnerships	(12,840)	(3,200)
Distribution of limited partnership income	18,332	13,430
Change in other assets and liabilities, net	26,768	(56,872)
Non-cash compensation expense	10,364	9,768
Amortization of bond premium (accrual of bond discount)	25,514	27,068
Amortization of underwriting discount on senior notes	2	28
Net realized capital (gains) losses	34,683	(80,142)
Net cash provided by (used in) operating activities	683,072	590,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,172,211	1,047,509
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	731,673	606,476
Proceeds from fixed maturities sold - available for sale, at fair value	1,613	20,763
Proceeds from equity securities sold - available for sale, at market value	4,599	8,672
Proceeds from equity securities sold - available for sale, at fair value	300,620	304,892
Distributions from other invested assets	27,705	22,520
Cost of fixed maturities acquired - available for sale, at market value	(2,448,121)	(2,458,723)
Cost of fixed maturities acquired - available for sale, at fair value	(234)	(1,309)
Cost of equity securities acquired - available for sale, at market value	(5,541)	(10,619)
Cost of equity securities acquired - available for sale, at fair value	(317,650)	(183,314)
Cost of other invested assets acquired	(98,890)	(34,388)
Net change in short-term investments	(199,226)	(423,677)
Net change in unsettled securities transactions	4,475	20,633
Net cash provided by (used in) investing activities	(826,766)	(1,079,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	5,468	13,143
Purchase of treasury shares	(124,981)	(324,951)
Net proceeds from issuance of senior notes	-	400,000
Third party investment in redeemable noncontrolling interest	296,848	123,700
Subscription advances for third party redeemable noncontrolling interest	-	77,500
Dividends paid to shareholders	(84,207)	(69,061)
Dividends paid on third party investment in redeemable noncontrolling interest	(41,178)	-
Net cash provided by (used in) financing activities	51,950	220,331

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,829)	(885)

Net increase (decrease) in cash	(98,573)	(269,812)
Cash, beginning of period	437,474	611,382
Cash, end of period	$338,901	$341,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$93,352	$97,241
Interest paid	17,907	15,018

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2015 and 2014

1.   GENERAL

Everest Re Group, Ltd. ("Group"), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, "Company" means Group and its subsidiaries.

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Re Ltd. ("Mt. Logan Re") and effective July 1, 2013, Mt. Logan Re established separate segregated accounts and issued non-voting redeemable preferred shares to capitalize the segregated accounts.  Accordingly, the financial position and operating results for Mt. Logan Re are consolidated with the Company and the non-controlling interests in Mt. Logan Re's operating results and equity are presented as separate captions in the Company's financial statements.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company's most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes.

No accounting standards or guidance have been issued recently that would have a material impact on the Company's financial statements or financial reporting process.

3.   INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$336,763	$11,953	$(464)	$348,252	$-
Obligations of U.S. states and political subdivisions	712,000	29,604	(2,885)	738,719	-
Corporate securities	4,942,119	127,488	(32,992)	5,036,615	2,297
Asset-backed securities	451,680	1,981	(1,579)	452,082	-
Mortgage-backed securities
Commercial	298,660	8,598	(1,798)	305,460	-
Agency residential	2,181,733	37,251	(10,026)	2,208,958	-
Non-agency residential	1,347	47	(45)	1,349	-
Foreign government securities	1,321,212	59,975	(33,148)	1,348,039	-
Foreign corporate securities	2,968,082	117,506	(50,261)	3,035,327	-
Total fixed maturity securities	$13,213,596	$394,403	$(133,198)	$13,474,801	$2,297
Equity securities	$147,512	$3,322	$(13,318)	$137,516	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221,052	$10,290	$(304)	$231,038	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	4,626,002	143,889	(62,906)	4,706,985	(6,910)
Asset-backed securities	340,761	1,691	(1,230)	341,222	-
Mortgage-backed securities
Commercial	231,439	10,675	(429)	241,685	-
Agency residential	2,157,182	37,555	(11,573)	2,183,164	-
Non-agency residential	2,734	54	(57)	2,731	-
Foreign government securities	1,488,144	71,177	(26,866)	1,532,455	-
Foreign corporate securities	2,980,716	109,673	(53,074)	3,037,315	-
Total fixed maturity securities	$12,831,159	$426,973	$(157,065)	$13,101,067	$(6,910)
Equity securities	$148,326	$3,831	$(11,947)	$140,210	$-

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

	At June 30, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,052,896	$1,062,418	$1,183,247	$1,189,416
Due after one year through five years	5,996,029	6,112,557	5,646,466	5,726,277
Due after five years through ten years	2,376,397	2,419,621	2,270,073	2,313,672
Due after ten years	854,854	912,356	999,257	1,102,900
Asset-backed securities	451,680	452,082	340,761	341,222
Mortgage-backed securities:
Commercial	298,660	305,460	231,439	241,685
Agency residential	2,181,733	2,208,958	2,157,182	2,183,164
Non-agency residential	1,347	1,349	2,734	2,731
Total fixed maturity securities	$13,213,596	$13,474,801	$12,831,159	$13,101,067

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(144,172)	$93,403	$(17,910)	$157,869
Fixed maturity securities, other-than-temporary impairment	(477)	5	9,207	81
Equity securities	(430)	4,531	(1,880)	6,614
Change in unrealized appreciation (depreciation), pre-tax	(145,079)	97,939	(10,583)	164,564
Deferred tax benefit (expense)	21,344	(9,849)	(4,356)	(21,129)
Deferred tax benefit (expense), other-than-temporary impairment	1	-	(3,407)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(123,734)	$88,090	$(18,346)	$143,435

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security's value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss).  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheets.

The Company's assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The majority of the Company's equity securities available for sale at market value are primarily comprised of mutual fund investments whose underlying securities consist of fixed maturity securities.  When a fund's value reflects an unrealized loss, the Company assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company considers the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determines that the declines are temporary and it has the ability and intent to continue to hold the investments, then the declines are recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines are deemed to be other-than-temporary, then the carrying value of the investment is written down to fair value and recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss).

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company's asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$25,004	$(335)	$1,969	$(129)	$26,973	$(464)
Obligations of U.S. states and political subdivisions	97,850	(2,141)	17,686	(744)	115,536	(2,885)
Corporate securities	1,407,353	(24,960)	282,817	(8,032)	1,690,170	(32,992)
Asset-backed securities	160,736	(1,565)	4,299	(14)	165,035	(1,579)
Mortgage-backed securities
Commercial	133,162	(1,798)	-	-	133,162	(1,798)
Agency residential	419,093	(2,812)	417,728	(7,214)	836,821	(10,026)
Non-agency residential	204	(2)	51	(43)	255	(45)
Foreign government securities	337,577	(20,816)	98,995	(12,332)	436,572	(33,148)
Foreign corporate securities	756,739	(38,986)	157,352	(11,275)	914,091	(50,261)
Total fixed maturity securities	$3,337,718	$(93,415)	$980,897	$(39,783)	$4,318,615	$(133,198)
Equity securities	55,275	(5,071)	72,090	(8,247)	127,365	(13,318)
Total	$3,392,993	$(98,486)	$1,052,987	$(48,030)	$4,445,980	$(146,516)

	Duration of Unrealized Loss at June 30, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$87,985	$(7,088)	$49,702	$(9,253)	$137,687	$(16,341)
Due in one year through five years	1,476,198	(45,857)	332,321	(11,722)	1,808,519	(57,579)
Due in five years through ten years	887,119	(28,977)	136,078	(7,596)	1,023,197	(36,573)
Due after ten years	173,221	(5,316)	40,718	(3,941)	213,939	(9,257)
Asset-backed securities	160,736	(1,565)	4,299	(14)	165,035	(1,579)
Mortgage-backed securities	552,459	(4,612)	417,779	(7,257)	970,238	(11,869)
Total fixed maturity securities	$3,337,718	$(93,415)	$980,897	$(39,783)	$4,318,615	$(133,198)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2015 were $4,445,980 thousand and $146,516 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2015, did not exceed 0.5% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $93,415 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $64,859 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $20,351 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies.  The $39,783 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $33,964 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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
The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2014 were $4,095,470 thousand and $169,012 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2014, did not exceed 0.2% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $109,516 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as foreign government securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $58,891 thousand, as falling oil prices disrupted the market values for this sector, particularly for oil exploration, production and servicing companies during the fourth quarter of 2014 and unrealized foreign exchange losses, $34,687 thousand, as the U.S. dollar has strengthened against other currencies.  The $47,549 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $42,884 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $15 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$109,481	$117,562	$218,836	$233,815
Equity securities	13, 015	13,566	24,693	25,025
Short-term investments and cash	456	577	703	907
Other invested assets
Limited partnerships	6,655	6,226	13,623	3,968
Other	983	330	1,608	2,351
Gross investment income before adjustments	130,590	138,261	259,463	266,066
Funds held interest income (expense)	2,717	2,041	5,593	5,058
Future policy benefit reserve income (expense)	(709)	(141)	(1,102)	(444)
Gross investment income	132,598	140,161	263,954	270,680
Investment expenses	(7,552)	(8,937)	(16,325)	(16,299)
Net investment income	$125,046	$131,224	$247,629	$254,381

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

The Company had contractual commitments to invest up to an additional $425,400 thousand in limited partnerships at June 30, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(16,238)	$(389)	$(42,256)	$(389)
Gains (losses) from sales	(2,570)	(1,695)	(10,594)	(3,643)
Fixed maturity securities, fair value:
Gains (losses) from sales	14	-	42	940
Gains (losses) from fair value adjustments	(6)	-	56	-
Equity securities, market value:
Gains (losses) from sales	(901)	(566)	(882)	(1,054)
Equity securities, fair value:
Gains (losses) from sales	755	1,365	605	(50)
Gains (losses) from fair value adjustments	(5,232)	60,305	18,346	84,340
Short-term investments gains (losses)	-	(4)	-	(2)
Total net realized capital gains (losses)	$(24,178)	$59,016	$(34,683)	$80,142

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales of fixed maturity securities	$376,238	$277,767	$733,286	$627,239
Gross gains from sales	16,864	8,071	25,699	16,007
Gross losses from sales	(19,420)	(9,766)	(36,251)	(18,710)

Proceeds from sales of equity securities	$167,170	$134,432	$305,219	$313,564
Gross gains from sales	8,434	3,882	13,640	10,502
Gross losses from sales	(8,580)	(3,083)	(13,917)	(11,606)

4.   DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005, which remain outstanding.  The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company's position in these equity index put option contracts is unhedged.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss).

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At June 30, 2015, fair value for these equity index put option contracts was $32,173 thousand.  Based on historical index volatilities and trends and the June 30, 2015 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 18%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2015, the present value of these theoretical maximum payouts using a 3% discount factor was $426,214 thousand.  Conversely, if the contracts had all expired on June 30, 2015, with the S&P index at $2,063.11, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At June 30, 2015, fair value for this equity index put option contract was $8,646 thousand.  Based on historical index volatilities and trends and the June 30, 2015 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 42%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2015, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $43,847 thousand.  Conversely, if the contract had expired on June 30, 2015, with the FTSE index at ₤6,521.00, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2015	December 31, 2014

Equity index put option contracts	Equity index put option liability	$40,819	$47,022
Total		$40,819	$47,022

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2015	2014	2015	2014

Equity index put option contracts	Net derivative gain (loss)	$6,445	$3,774	$6,203	$2,113
Total		$6,445	$3,774	$6,203	$2,113

5.   FAIR VALUE

GAAP guidance regarding fair value measurements address how companies should measure fair value when they are required to use fair value measures for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.  In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements.  The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability.  The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement, with Level 1 being the highest priority and Level 3 being the lowest priority.

The levels in the hierarchy are defined as follows:

Level 1:	Inputs to the valuation methodology are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company's fixed maturity and equity securities are primarily managed by third party investment asset managers.  The investment asset managers obtain prices from nationally recognized pricing services.   These services seek to utilize market data and observations in their evaluation process.  They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $7,350 thousand at June 30, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2015 and December 31, 2014 of $233,025 thousand and $196,980 thousand, respectively, and all prices were obtained from publically published sources.

Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as level 1 since the quoted prices are directly observable.  Equity securities traded on foreign exchanges are categorized as level 2 due to the added input of a foreign exchange conversion rate to determine fair or market value.  The Company uses foreign currency exchange rates published by nationally recognized sources.

All categories of fixed maturity securities listed in the tables below are generally categorized as level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority.  For foreign government securities and foreign corporate securities, the fair values provided by the third party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.  Historically, most of the level 3 fixed maturities have resulted from new issuances and the third party prices services have not yet included the issuance in their data base.  Generally, in subsequent measurement periods, the issuances will be included in the data base and the fair value will transfer to level 2.

The composition and valuation inputs for the presented fixed maturities categories are as follows:

•
U.S. Treasury securities and obligations of U.S. government agencies and corporations are primarily comprised of U.S. Treasury bonds and the fair value is based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields;

•
Obligations of U.S. states and political subdivisions are comprised of state and municipal bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•
Corporate securities are primarily comprised of U.S. corporate and public utility bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•
Asset-backed and mortgage-backed securities fair values are based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads;

•
Foreign government securities are comprised of global non-U.S. sovereign bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;

•
Foreign corporate securities are comprised of global non-U.S. corporate bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.

The Company's liability for equity index put options is categorized as level 3 since there is no active market for these seven long dated equity put options.  The fair values for these options are calculated by the Company using an industry accepted pricing model, Black-Scholes.  The model inputs and assumptions are: risk free interest rates, equity market indexes values, volatilities and dividend yields and duration.  The model results are then adjusted for the Company's credit default swap rate.  All of these inputs and assumptions are updated quarterly.  One of the option contacts is in British Pound Sterling so the fair value for this contract is converted to U.S. dollars using an exchange rate from a nationally recognized source.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$348,252	$-	$348,252	$-
Obligations of U.S. States and political subdivisions	738,719	-	738,719	-
Corporate securities	5,036,615	-	5,034,657	1,958
Asset-backed securities	452,082	-	452,082	-
Mortgage-backed securities
Commercial	305,460	-	305,460	-
Agency residential	2,208,958	-	2,208,958	-
Non-agency residential	1,349	-	1,349	-
Foreign government securities	1,348,039	-	1,348,039	-
Foreign corporate securities	3,035,327	-	3,027,490	7,837
Total fixed maturities, market value	13,474,801	-	13,465,006	9,795

Fixed maturities, fair value	228	-	228	-
Equity securities, market value	137,516	122,578	14,938	-
Equity securities, fair value	1,483,803	1,365,367	118,436	-

Liabilities:
Equity index put option contracts	$40,819	$-	$-	$40,819

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$2,653	$6,125	$8,778	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	2	58	60	4	-	115	119
Included in other comprehensive income (loss)	(3)	1,169	1,166	(2)	-	71	69
Purchases, issuances and settlements	(12)	-	(12)	1,928	-	-	1,928
Transfers in and/or (out) of Level 3	(682)	485	(197)	28	(8,597)	485	(8,084)
Ending balance	$1,958	$7,837	$9,795	$1,958	$-	$7,837	$9,795

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

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs, of $8,084 thousand and $936 thousand of investments for the six months ended June 30, 2015 and 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014 and 2013, respectively.  The securities were subsequently priced using a recognized pricing service as of June 30, 2015 and 2014, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Liabilities:
Balance, beginning of period	$47,264	$37,083	$47,022	$35,423
Total (gains) or losses (realized/unrealized)
Included in earnings	(6,445)	(3,774)	(6,203)	(2,113)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$40,819	$33,309	$40,819	$33,309

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

6.   REDEEMABLE NONCONTROLLING INTERESTS – MT. LOGAN RE

Mt. Logan Re is a Class 3 insurer registered in Bermuda effective February 27, 2013 under The Segregated Accounts Companies Act 2000 and 100% of the voting common shares are owned by Group.  Separate segregated accounts have been established effective July 1, 2013 and non-voting, redeemable preferred shares have been issued to capitalize the segregated accounts.  Each segregated account will invest in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.  The financial statements for Mt. Logan Re are consolidated with the Company with adjustments reflected for the third party noncontrolling interests reflected as separate captions in the Company's financial statements.

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2015	2014
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$421,552	$93,378
Unaffiliated third party investments during period, net	336,848	279,200
Net income (loss) attributable to noncontrolling interests	42,507	59,307
Dividends paid on third party investment in redeemable noncontrolling interest	(41,178)	(10,334)
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$759,729	$421,552

(Some amounts may not reconcile due to rounding.)

In addition, the Company has invested $50,000 thousand in the segregated accounts from inception to date.

The Company expects its participation level in the segregated funds to fluctuate over time.

7.   CAPITAL TRANSACTIONS

On July 9, 2014, the Company renewed its shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the "SEC"), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III ("Capital Trust III") to register trust preferred securities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$209,057	$290,184	$532,035	$584,117
Less: dividends declared-common shares and nonvested common shares	(41,955)	(34,319)	(84,207)	(69,061)
Undistributed earnings	167,102	255,865	447,828	515,056
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%	99.0%
	165,306	253,146	443,046	509,853
Add: dividends declared-common shareholders	41,529	33,971	83,345	68,362
Numerator for basic and diluted earnings per common share	$206,835	$287,117	$526,391	$578,215

Denominator
Denominator for basic earnings per weighted-average common shares	43,804	45,441	43,915	45,957
Effect of dilutive securities:
Options	393	423	405	431
Denominator for diluted earnings per adjusted weighted-average common shares	44,197	45,864	44,320	46,388

Per common share net income (loss)
Basic	$4.72	$6.32	$11.99	$12.58
Diluted	$4.68	$6.26	$11.88	$12.46

(1) Basic weighted-average common shares outstanding	43,804	45,441	43,915	45,957
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	44,280	45,929	44,389	46,426
Percentage allocated to common shareholders	98.9%	98.9%	98.9%	99.0%
(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2015 and 2014.

All outstanding options expire on or between September 21, 2015 and September 19, 2022.

9.   CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

The Company has entered into separate annuity agreements with The Prudential Insurance of America ("The Prudential") and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future.  In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,618	$142,653
Unaffiliated life insurance company	31,780	31,964

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(164,311)	$28,306	$(136,005)	$(73,522)	$14,446	$(59,076)
URA(D) on securities - OTTI	(477)	1	(476)	9,207	(3,407)	5,800
Reclassification of net realized losses (gains) included in net income (loss)	19,709	(6,962)	12,747	53,732	(18,802)	34,930
Foreign currency translation adjustments	63,031	(8,694)	54,337	(57,244)	9,241	(48,003)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,476	(867)	1,609	4,943	(1,730)	3,213
Total other comprehensive income (loss)	$(79,572)	$11,784	$(67,788)	$(62,884)	$(252)	$(63,136)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$95,284	$(9,368)	$85,916	$159,397	$(20,086)	$139,311
URA(D) on securities - OTTI	5	-	5	81	-	81
Reclassification of net realized losses (gains) included in net income (loss)	2,650	(481)	2,169	5,086	(1,043)	4,043
Foreign currency translation adjustments	2,856	(3,619)	(763)	(4,000)	600	(3,400)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,185	(415)	770	2,371	(830)	1,541
Total other comprehensive income (loss)	$101,980	$(13,883)	$88,097	$162,935	$(21,359)	$141,576

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2015	2014	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$19,709	$2,650	$53,732	$5,086	Other net realized capital gains (losses)
	(6,962)	(481)	(18,802)	(1,043)	Income tax expense (benefit)
	$12,747	$2,169	$34,930	$4,043	Net income (loss)

Benefit plan net gain (loss)	$2,476	$1,185	$4,943	$2,371	Other underwriting expenses
	(867)	(415)	(1,730)	(830)	Income tax expense (benefit)
	$1,609	$770	$3,213	$1,541	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2015	2014
Beginning balance of URA (D) on securities	$223,250	$201,154
Current period change in URA (D) of investments - temporary	(24,146)	28,767
Current period change in URA (D) of investments - non-credit OTTI	5,800	(6,671)
Ending balance of URA (D) on securities	204,904	223,250

Beginning balance of foreign currency translation adjustments	(99,947)	(4,530)
Current period change in foreign currency translation adjustments	(48,003)	(95,417)
Ending balance of foreign currency translation adjustments	(147,950)	(99,947)

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	3,213	(36,090)
Ending balance of benefit plan net gain (loss)	(71,773)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$(14,819)	$48,317

11.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Credit facility fees incurred	$167	$221	$299	$395

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective June 22, 2012, Group, Bermuda Re and Everest International entered into a four year, $800,000 thousand senior credit facility with a syndicate of lenders, which amended and restated in its entirety the July 27, 2007, five year, $850,000 thousand senior credit facility.  Both the June 22, 2012 and July 27, 2007 senior credit facilities, which have similar terms, are referred to as the "Group Credit Facility".  Wells Fargo Corporation ("Wells Fargo Bank") is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group's senior unsecured debt rating.  Tranche two exclusively provides up to $600,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2015, was $5,252,761 thousand.  As of June 30, 2015, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2015			At December 31, 2014
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	450,100	12/31/2015	600,000	444,012	12/31/2015
Total Wells Fargo Bank Group Credit Facility		$800,000	$450,100		$800,000	$444,012

Bermuda Re Letter of Credit Facility

Effective December 31, 2014, Bermuda Re renewed its $300,000 thousand letter of credit issuance facility with Citibank N.A. referred to as the "Bermuda Re Letter of Credit Facility", which commitment is reconfirmed annually with updated fees.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2015			At December 31, 2014
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2015	$300,000	$112	8/30/2015
		68,772	12/31/2015		3,672	11/24/2015
		106	8/30/2016		70,922	12/31/2015
		2,950	12/31/2016		2,014	12/31/2016
		132,877	6/30/2019		149,353	12/31/2018
Total Citibank Bilateral Agreement	$300,000	$208,377		$300,000	$226,073

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

12.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2015, the total amount on deposit in trust accounts was $338,091 thousand.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited ("Kilimanjaro"), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of variable rate notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of variable rate notes ("Series 2014-2 Notes"). The proceeds from the issuance of the Series 2014-1 Notes and the Series 2014-2 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

13.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$388,680	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$4,868	$4,741	$9,736	$8,129

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,366	$232,027	$238,364	$246,312

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest.  Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant.  This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.  Effective upon the maturity of the Company's 5.40% senior notes on October 15, 2014, the Company's 4.868% senior notes, due on June 1, 2044, have become the Company's long term indebtedness that ranks senior to the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

15.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

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

Mt. Logan Re's business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

Except for Mt. Logan Re, the Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$421,810	$437,475	$927,357	$933,116
Net written premiums	388,006	423,279	872,409	921,036

Premiums earned	$480,848	$489,129	$991,942	$918,770
Incurred losses and LAE	228,745	239,014	473,631	452,469
Commission and brokerage	120,171	122,766	242,955	215,734
Other underwriting expenses	11,807	11,454	23,336	20,936
Underwriting gain (loss)	$120,125	$115,895	$252,020	$229,631

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$292,775	$454,017	$611,220	$775,259
Net written premiums	316,656	315,590	578,394	624,627

Premiums earned	$338,263	$319,998	$643,832	$638,379
Incurred losses and LAE	222,087	204,433	401,739	367,607
Commission and brokerage	84,813	71,599	155,427	142,573
Other underwriting expenses	8,049	8,088	16,164	15,925
Underwriting gain (loss)	$23,314	$35,878	$70,502	$112,274

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$162,536	$185,036	$338,330	$368,451
Net written premiums	131,209	176,193	305,775	358,763

Premiums earned	$198,297	$191,259	$394,001	$364,945
Incurred losses and LAE	108,230	107,133	218,245	201,641
Commission and brokerage	47,243	46,839	98,376	92,547
Other underwriting expenses	8,788	8,159	17,588	16,445
Underwriting gain (loss)	$34,036	$29,128	$59,792	$54,312

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$343,630	$316,481	$683,888	$547,131
Net written premiums	299,848	280,073	603,429	491,741

Premiums earned	$267,848	$248,283	$527,969	$451,520
Incurred losses and LAE	219,123	175,033	399,724	317,224
Commission and brokerage	38,294	39,908	76,857	74,117
Other underwriting expenses	33,258	29,128	63,555	52,361
Underwriting gain (loss)	$(22,827)	$4,214	$(12,167)	$7,818

	Three Months Ended		Six Months Ended
Mt. Logan Re	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$37,497	$22,353	$111,494	$58,829
Net written premiums	32,777	22,352	92,378	48,909

Premiums earned	$47,142	$23,648	$81,731	$43,193
Incurred losses and LAE	12,476	10,084	19,787	16,165
Commission and brokerage	4,396	2,575	8,469	4,718
Other underwriting expenses	2,049	1,585	3,972	3,385
Underwriting gain (loss)	$28,221	$9,404	$49,503	$18,925

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Underwriting gain (loss)	$182,869	$194,519	$419,650	$422,960
Net investment income	125,046	131,224	247,629	254,381
Net realized capital gains (losses)	(24,178)	59,016	(34,683)	80,142
Net derivative gain (loss)	6,445	3,774	6,203	2,113
Corporate expenses	(5,925)	(3,899)	(11,388)	(8,844)
Interest, fee and bond issue cost amortization expense	(9,026)	(8,978)	(18,016)	(16,546)
Other income (expense)	(3,925)	(13,871)	42,148	(17,167)
Income (loss) before taxes	$271,306	$361,785	$651,543	$717,039

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
United Kingdom	$155,168	$131,093	$353,104	$337,876

No other country represented more than 5% of the Company's revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2015, share-based compensation awards granted were 550 restricted shares, granted on May 13, 2015, with a fair value of $181.895 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,255	$2,461	$6,195	$4,921
Interest cost	2,711	2,541	5,168	5,083
Expected return on plan assets	(2,903)	(2,823)	(5,806)	(5,646)
Amortization of prior service cost	6	12	11	25
Amortization of net (income) loss	2,261	1,092	4,512	2,183
Net periodic benefit cost	$5,330	$3,283	$10,080	$6,566

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$599	$407	$1,000	$814
Interest cost	395	342	658	684
Amortization of net (income) loss	210	82	421	164
Net periodic benefit cost	$1,204	$831	$2,079	$1,662
The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2015 and 2014.

18.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company's Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035.  Pre-tax income generated by Group's non-Bermuda subsidiaries and the UK branch of Bermuda is subject to applicable federal, foreign, state and local taxes on corporations.  Company subsidiaries domiciled in the US as well as the Canadian and Singapore branches of Everest Re generate US pre-tax income (loss).   Foreign domiciled subsidiaries, including the UK branch of Bermuda Re, generate non-US pre-tax income (loss).  Fluctuations in US and non-US pre-tax income (loss) primarily result from the impact of catastrophe losses and realized investment gains (losses).

For interim reporting periods, the company is generally required to use the annualized effective tax rate ("AETR") method, as prescribed by ASC 740-270, Interim Reporting, to calculate its income tax provision.  Under this method, the AETR is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The income tax expense or benefit for a quarter represents the difference between the year-to-date income tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the impact of all known events in its estimation of the Company's annual pre-tax income and AETR.

19.  SUBSEQUENT EVENTS

On July 13, 2015, the Company closed its agreement to sell all of the outstanding shares of capital stock of Mt. McKinley Insurance Company ("Mt. McKinley"), a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company ("Clearwater"), a Delaware domiciled insurance company.  The Company does not expect to recognize any material realized gain from the sale of Mt. McKinley.

Concurrently with the closing, the Company entered into a retrocession treaty (the "Retrocession Treaty") with an affiliate of Clearwater.  Per the Retrocession Treaty, the Company retroceded 100% of the liabilities associated with certain policies, which are currently reinsured by Everest Reinsurance (Bermuda), Ltd. ("Everest Re Bermuda"), a Bermuda limited company and a wholly-owned subsidiary of the Company. As consideration for entering into the Retrocession Treaty, Everest Re Bermuda transferred cash equal to Mt. McKinley's reserves for net losses as of the closing date.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market.  As such, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability.  Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor's, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written.  Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and the first half of 2015 were also generally benign, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

Overall, we believe that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and shareholders' equity for the periods indicated.

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Gross written premiums	$1,258.2	$1,415.4	-11.1%	$2,672.3	$2,682.8	-0.4%
Net written premiums	1,168.5	1,217.5	-4.0%	2,452.4	2,445.1	0.3%

REVENUES:
Premiums earned	$1,332.4	$1,272.3	4.7%	$2,639.5	$2,416.8	9.2%
Net investment income	125.0	131.2	-4.7%	247.6	254.4	-2.7%
Net realized capital gains (losses)	(24.2)	59.0	-141.0%	(34.7)	80.1	-143.3%
Net derivative gain (loss)	6.4	3.8	70.8%	6.2	2.1	193.5%
Other income (expense)	(3.9)	(13.9)	-71.7%	42.1	(17.2)	NM
Total revenues	1,435.8	1,452.5	-1.1%	2,900.8	2,736.3	6.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	790.7	735.7	7.5%	1,513.1	1,355.1	11.7%
Commission, brokerage, taxes and fees	294.9	283.7	4.0%	582.1	529.7	9.9%
Other underwriting expenses	64.0	58.4	9.5%	124.6	109.1	14.3%
Corporate expenses	5.9	3.9	52.0%	11.4	8.8	28.8%
Interest, fees and bond issue cost amortization expense	9.0	9.0	0.5%	18.0	16.5	8.9%
Total claims and expenses	1,164.5	1,090.7	6.8%	2,249.2	2,019.2	11.4%

INCOME (LOSS) BEFORE TAXES	271.3	361.8	-25.0%	651.5	717.0	-9.1%
Income tax expense (benefit)	35.8	63.9	-43.9%	77.0	117.1	-34.2%
NET INCOME (LOSS)	$235.5	$297.9	-21.0%	$574.5	$599.9	-4.2%
Net (income) loss attributable to noncontrolling interests	(26.4)	(7.7)	241.3%	(42.5)	(15.8)	168.5%
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$209.1	$290.2	-28.0%	$532.0	$584.1	-8.9%

RATIOS:			Point Change			Point Change
Loss ratio	59.3%	57.8%	1.5	57.3%	56.1%	1.2
Commission and brokerage ratio	22.1%	22.3%	(0.2)	22.1%	21.9%	0.2
Other underwriting expense ratio	4.9%	4.6%	0.3	4.7%	4.5%	0.2
Combined ratio	86.3%	84.7%	1.6	84.1%	82.5%	1.6

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2015	2014	(Decrease)
Balance sheet data:
Total investments and cash				$18,002.2	$17,435.9	3.2%
Total assets				21,482.9	20,817.8	3.2%
Loss and loss adjustment expense reserves				9,783.6	9,720.8	0.6%
Total debt				638.4	638.4	0.0%
Total liabilities				12,996.5	12,945.2	0.4%
Redeemable noncontrolling interests - Mt. Logan Re				759.7	421.6	80.2%
Shareholders' equity				7,726.7	7,451.1	3.7%
Book value per share				174.84	166.75	4.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by 11.1% to $1,258.2 million for the three months ended June 30, 2015 compared to $1,415.4 million for the three months ended June 30, 2014, reflecting a $199.4 million, or 18.5%, decrease in our reinsurance business, partially offset by a $27.1 million, or 8.6%, increase in our insurance business and a $15.1 million increase from the Mt. Logan Re segment, which commenced operations in the third quarter of 2013.  The decline in reinsurance premiums were due mainly to decreases in treaty casualty business, reductions in the quota share agreements from the second quarter of 2014 and a negative impact from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to increases in property and casualty lines of business, partially offset by a decline in crop premium.  Gross written premiums decreased by 0.4% to $2,672.3 million for the six months ended June 30, 2015 compared to $2,682.8 million for the six months ended June 30, 2014, reflecting a $199.9 million, or 9.6%, decrease in our reinsurance business, partially offset by an increase of $136.8 million, or 25.0%, in our insurance business and a $52.7 million increase from the Mt. Logan Re segment, which commenced operations in the third quarter of 2013.  The decline in reinsurance premiums were due mainly to decreases in treaty casualty business, reductions in the quota share agreements from the second quarter of 2014 and a negative impact from the year over year movement in foreign exchange rates.  The rise in insurance premiums was primarily due to increases in workers' compensation, property and casualty lines of business.

Net written premiums decreased by 4.0% to $1,168.5 million for the three months ended June 30, 2015 compared to $1,217.5 million for the three months ended June 30, 2014, and increased by 0.3% to $2,452.4 million for the six months ended June 30, 2015 compared to $2,445.1 million for the six months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance mainly related to quota share contracts.  Premiums earned increased by 4.7% to $1,332.4 million for the three months ended June 30, 2015 compared to $1,272.3 million for the three months ended June 30, 2014 and increased by 9.2% to $2,639.5 million for the six months ended June 30, 2015 compared to $2,416.8 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 4.7% to $125.0 million for the three months ended June 30, 2015 compared with net investment income of $131.2 million for the three months ended June 30, 2014.  Net investment income decreased by 2.7% to $247.6 million for the six months ended June 30, 2015 compared with net investment income of $254.4 million for the six months ended June 30, 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the three and six months ended June 30, 2015, compared to 3.2% and 3.1% for the three and six months ended June 30, 2014, respectively.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, partially offset by an increase in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $24.2 million for the three months ended June 30, 2015, and net realized capital gains were $59.0 million for the three months ended June 30, 2014.  The $24.2 million was comprised of $16.3 million of other-than-temporary impairments, $5.2 million of net losses from fair value re-measurements and $2.7 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $59.0 million for the three months ended June 30, 2014 were the result of $60.3 million of net gains from fair value re-measurements on equity securities, which were partially offset by $0.9 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.4 million of other-than-temporary impairments.

Net realized capital losses were $34.7 million for the six months ended June 30, 2015, and net realized capital gains were $80.1 million for the six months ended June 30, 2014.  The $34.7 million was comprised of $42.3 million of other-than-temporary impairments and $10.8 million of net realized capital losses from sales on our fixed maturity and equity securities, which were partially offset by $18.4 million of net gains from fair value re-measurements.  The net realized capital gains of $80.1 million for the six months ended June 30, 2014 were the result of $84.3 million of net gains from fair value re-measurements on equity securities, which were partially offset by $3.8 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.4 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $6.4 million and $6.2 million for the three and six months ended June 30, 2015, respectively, and net derivative gains of $3.8 million and $2.1 million for the three and six months ended June 30, 2014, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $3.9 million and other income of $42.1 million for the three and six months ended June 30, 2015, respectively.  We recorded other expense of $13.9 million and $17.2 million for the three and six months ended June 30, 2014, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$760.8	57.1%		$(0.1)	0.0%		$760.7	57.1%
Catastrophes	40.0	3.0%		(10.0)	-0.8%		30.0	2.2%
Total	$800.8	60.1%		$(10.1)	-0.8%		$790.7	59.3%

2014
Attritional (a)	$691.4	54.4%		$(0.7)	-0.1%		$690.7	54.3%
Catastrophes	45.0	3.5%		-	0.0%		45.0	3.5%
Total	$736.4	57.9%		$(0.7)	-0.1%		$735.7	57.8%

Variance 2015/2014
Attritional	$69.4	2.7	pts	$0.6	0.1	pts	$70.0	2.8	pts
Catastrophes	(5.0)	(0.5)	pts	(10.0)	(0.8)	pts	(15.0)	(1.3)	pts
Total segment	$64.4	2.2	pts	$(9.4)	(0.7)	pts	$55.0	1.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$1,484.0	56.2%		$(0.8)	0.0%		$1,483.1	56.2%
Catastrophes	40.0	1.5%		(10.0)	-0.4%		30.0	1.1%
Total	$1,524.0	57.7%		$(10.8)	-0.4%		$1,513.1	57.3%

2014
Attritional (a)	$1,313.5	54.3%		$(3.4)	-0.1%		$1,310.1	54.2%
Catastrophes	45.0	1.9%		-	0.0%		45.0	1.9%
Total	$1,358.5	56.2%		$(3.4)	-0.1%		$1,355.1	56.1%

Variance 2015/2014
Attritional	$170.5	1.9	pts	$2.6	0.1	pts	$173.0	2.0	pts
Catastrophes	(5.0)	(0.4)	pts	(10.0)	(0.4)	pts	(15.0)	(0.8)	pts
Total segment	$165.5	1.5	pts	$(7.4)	(0.3)	pts	$158.0	1.2	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 7.5% to $790.7 million for the three months ended June 30, 2015 compared to $735.7 million for the three months ended June 30, 2014, primarily due to an increase in current year attritional losses of $69.4 million resulting primarily from the impact of the increase in premiums earned, a marine loss and non-catastrophe weather related losses, partially offset by $10.0 million of favorable development on prior years' catastrophe losses related to 2013 U.S. Storms.  Current year catastrophe losses were $40.0 million for the three months ended June 30, 2015 and related to the Northern Chile storms ($20.0 million) and the New South Wales storms ($20.0 million).  The $45.0 million of current year catastrophe losses for the three months ended June 30, 2014 related to the Japan snowstorm ($30.0 million) and the Chilean earthquake ($15.0 million).

Incurred losses and LAE increased by 11.7% to $1,513.1 million for the six months ended June 30, 2015 compared to $1,355.1 million for the six months ended June 30, 2014, primarily due to an increase in current year attritional losses of $170.5 million resulting primarily from the impact of the increase in premiums earned, a marine loss and non-catastrophe weather related losses, partially offset by $10.0 million of favorable development on prior years' catastrophe losses related to 2013 U.S. Storms.  Current year catastrophe losses were $40.0 million for the six months ended June 30, 2015 and related to the Northern Chile storms ($20.0 million) and the New South Wales storms ($20.0 million).  The $45.0 million of current year catastrophe losses for the six months ended June 30, 2014 related to the Japan snowstorm ($30.0 million) and the Chilean earthquake ($15.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 4.0% to $294.9 million for the three months ended June 30, 2015 compared to $283.7 million for the three months ended June 30, 2014.  Commission, brokerage, taxes and fees increased by 9.9% to $582.1 million for the six months ended June 30, 2015 compared to $529.7 million for the six months ended June 30, 2014.  These changes were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $64.0 million and $58.4 million for the three months ended June 30, 2015 and 2014, respectively.  Other underwriting expenses were $124.6 million and $109.1 million for the six months ended June 30, 2015 and 2014, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $5.9 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively, and $11.4 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively.  The increases in corporate expenses were mainly due to higher benefit plan costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.0 million for the three months ended June 30, 2015 and 2014.  Interest, fees and other bond amortization expense was $18.0 million and $16.5 million for the six months ended June 30, 2015 and 2014, respectively.  The six months year over year increase was primarily due to the impact of the issuance of $400.0 million of senior notes in June 2014, partially offset by the maturity of $250.0 million of senior notes on October 15, 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $35.8 million and $63.9 million for the three months ended June 30, 2015 and 2014, respectively, and income tax expenses of $77.0 million and $117.1 million for the six months ended June 30, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decreases in income tax expense for the three and six months ended June 30, 2015 compared to 2014 were primarily due to lower net realized capital gains in the U.S.

Net Income (Loss).
Our net income was $235.5 million and $297.9 million for the three months ended June 30, 2015 and 2014, respectively.  Our net income was $574.5 million and $599.9 million for the six months ended June 30, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $209.1 million and $290.2 million for the three months ended June 30, 2015 and 2014, respectively.  Our net income attributable to Everest Re Group was $532.0 million and $584.1 million for the six months ended June 30, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio increased by 1.6 points to 86.3% for the three months ended June 30, 2015 compared to 84.7% for the three months ended June 30, 2014, and increased by 1.6 points to 84.1% for the six months ended June 30, 2015, compared to 82.5% for the six months ended June 30, 2014.  The loss ratio components increased 1.5 points and 1.2 points for the three and six months ended June 30, 2015, respectively, over the same periods last year primarily due to increased loss ratios on international business.  The commission and brokerage ratio components decreased 0.2 points for the three months ended June 30, 2015 and increased 0.2 points for the six months ended June 30, 2015.  The other underwriting expense ratio components increased by 0.3 points and 0.2 points for the three and six months ended June 30, 2015, respectively, over the same period last year.

Shareholders' Equity.
Shareholders' equity increased by $275.5 million to $7,726.7 million at June 30, 2015 from $7,451.1 million at December 31, 2014, principally as a result of $532.0 million of net income attributable to Everest Re Group, share-based compensation transactions of $15.8 million and $3.2 million of net benefit plan obligation adjustments, partially offset by repurchases of 0.7 million common shares for $125.0 million, $84.2 million of shareholder dividends, $48.0 million of net foreign currency translation adjustments and $18.3 million of unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 4.7% to $125.0 million for the three months ended June 30, 2015 compared to $131.2 million for the three months ended June 30, 2014, and decreased by 2.7% to $247.6 million for the six months ended June 30, 2015 compared to $254.4 million for the six months ended June 30, 2014, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Fixed maturities	$109.5	$117.6	$218.8	$233.8
Equity securities	13.0	13.6	24.7	25.0
Short-term investments and cash	0.5	0.6	0.7	0.9
Other invested assets
Limited partnerships	6.7	6.2	13.6	4.0
Other	1.0	0.3	1.6	2.4
Gross investment income before adjustments	130.6	138.3	259.5	266.1
Funds held interest income (expense)	2.7	2.0	5.6	5.1
Future policy benefit reserve income (expense)	(0.7)	(0.1)	(1.1)	(0.4)
Gross investment income	132.6	140.2	264.0	270.7
Investment expenses	(7.5)	(8.9)	(16.3)	(16.3)
Net investment income	$125.0	$131.2	$247.6	$254.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets	2.8%	3.0%
Imbedded after-tax yield of cash and invested assets	2.4%	2.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Annualized pre-tax yield on average cash and invested assets	2.9%	3.2%	2.9%	3.1%
Annualized after-tax yield on average cash and invested assets	2.4%	2.6%	2.4%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$16.9	$8.1	$8.8	$25.7	$14.8	$10.9
Losses	(19.5)	(9.7)	(9.8)	(36.3)	(18.4)	(17.9)
Total	(2.6)	(1.7)	(0.9)	(10.6)	(3.6)	(7.0)

Fixed maturity securities, fair value:
Gains	-	-	-	-	1.2	(1.2)
Losses	-	-	-	-	(0.3)	0.3
Total	-	-	-	-	0.9	(0.9)

Equity securities, market value:
Gains	-	-	-	-	-	-
Losses	(0.9)	(0.6)	(0.3)	(0.9)	(1.1)	0.2
Total	(0.9)	(0.6)	(0.3)	(0.9)	(1.1)	0.2

Equity securities, fair value:
Gains	8.4	3.9	4.5	13.6	10.5	3.1
Losses	(7.7)	(2.5)	(5.2)	(13.0)	(10.5)	(2.5)
Total	0.8	1.4	(0.6)	0.6	-	0.6

Total net realized capital gains (losses) from sales:
Gains	25.3	11.9	13.4	39.3	26.5	12.8
Losses	(28.0)	(12.8)	(15.2)	(50.2)	(30.3)	(19.9)
Total	(2.7)	(0.9)	(1.8)	(10.8)	(3.8)	(7.0)

Other-than-temporary impairments:	(16.3)	(0.4)	(15.9)	(42.3)	(0.4)	(41.9)

Gains (losses) from fair value adjustments:
Fixed maturity securities, fair value	-	-	-	0.1	-	0.1
Equity securities, fair value	(5.3)	60.3	(65.6)	18.3	84.3	(66.0)
Total	(5.2)	60.3	(65.5)	18.4	84.3	(65.9)

Total net realized capital gains (losses)	$(24.2)	$59.0	$(83.2)	$(34.7)	$80.1	$(114.8)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $24.2 million for three months ended June 30, 2015 and net realized capital gains were $59.0 million for the three months ended June 30, 2014.  For the three months ended June 30, 2015, we recorded $16.3 million of other-than-temporary impairments, $5.2 million of net losses from fair value re-measurements and $2.7 million of net realized capital losses from sales on our fixed maturity and equity securities.  For the three months ended June 30, 2014 we recorded $60.3 million of net gains from fair value re-measurements on equity securities, which were partially offset by $0.9 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.4 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2015 and 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $34.7 million for six months ended June 30, 2015 and net realized capital gains were $80.1 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, we recorded $42.3 million of other-than-temporary impairments and $10.8 million of net realized capital losses from sales on our fixed maturity and equity securities, which were partially offset by $18.4 million of net gains from fair value re-measurements.  For the six months ended June 30, 2014 we recorded $84.3 million of net gains from fair value re-measurements on equity securities, which were partially offset by $3.8 million of net realized capital losses from sales on our fixed maturity and equity securities and $0.4 million of other-than-temporary impairments.  The fixed maturity and equity sales for the six months ended June 30, 2015 and 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re, which were formed on July 1, 2013.  The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.

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

Mt. Logan Re's business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$421.8	$437.5	$(15.7)	-3.6%	$927.4	$933.1	$(5.8)	-0.6%
Net written premiums	388.0	423.3	(35.3)	-8.3%	872.4	921.0	(48.6)	-5.3%

Premiums earned	$480.8	$489.1	$(8.3)	-1.7%	$991.9	$918.8	$73.2	8.0%
Incurred losses and LAE	228.7	239.0	(10.3)	-4.3%	473.6	452.5	21.2	4.7%
Commission and brokerage	120.2	122.8	(2.6)	-2.1%	243.0	215.7	27.2	12.6%
Other underwriting expenses	11.8	11.5	0.4	3.1%	23.3	20.9	2.4	11.5%
Underwriting gain (loss)	$120.1	$115.9	$4.2	3.6%	$252.0	$229.6	$22.4	9.7%

				Point Chg				Point Chg
Loss ratio	47.6%	48.9%		(1.3)	47.7%	49.2%		(1.5)
Commission and brokerage ratio	25.0%	25.1%		(0.1)	24.5%	23.5%		1.0
Other underwriting expense ratio	2.4%	2.3%		0.1	2.4%	2.3%		0.1
Combined ratio	75.0%	76.3%		(1.3)	74.6%	75.0%		(0.4)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 3.6% to $421.8 million for the three months ended June 30, 2015 from $437.5 million for the three months ended June 30, 2014, primarily due to the decrease in treaty casualty business, partially offset by an increase in treaty property business.  Net written premiums decreased by 8.3% to $388.0 million for the three months ended June 30, 2015 compared to $423.3 million for the three months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned decreased 1.7% to $480.8 million for the three months ended June 30, 2015 compared to $489.1 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 0.6% to $927.4 million for the six months ended June 30, 2015 from $933.1 million for the six months ended June 30, 2014, primarily due to a decrease in treaty casualty business, partially offset by an increase in treaty property business.  Net written premiums decreased by 5.3% to $872.4 million for the six months ended June 30, 2015 compared to $921.0 million for the six months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 8.0% to $991.9 million for the six months ended June 30, 2015 compared to $918.8 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$259.2	53.9%		$(24.2)	-5.0%		$235.0	48.9%
Catastrophes	-	0.0%		(6.3)	-1.3%		(6.3)	-1.3%
Total segment	$259.2	53.9%		$(30.5)	-6.3%		$228.7	47.6%

2014
Attritional	$231.2	47.3%		$0.4	0.1%		$231.6	47.4%
Catastrophes	6.3	1.3%		1.0	0.2%		7.4	1.5%
Total segment	$237.5	48.6%		$1.5	0.3%		$239.0	48.9%

Variance 2015/2014
Attritional	$28.0	6.6	pts	$(24.6)	(5.1)	pts	$3.4	1.5	pts
Catastrophes	(6.3)	(1.3)	pts	(7.3)	(1.5)	pts	(13.7)	(2.8)	pts
Total segment	$21.7	5.3	pts	$(32.0)	(6.6)	pts	$(10.3)	(1.3)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$506.9	51.1%		$(24.8)	-2.5%		$482.1	48.6%
Catastrophes	-	0.0%		(8.4)	-0.9%		(8.4)	-0.9%
Total segment	$506.9	51.1%		$(33.2)	-3.4%		$473.6	47.7%

2014
Attritional	$444.6	48.3%		$1.0	0.1%		$445.6	48.4%
Catastrophes	6.3	0.7%		0.6	0.1%		6.9	0.8%
Total segment	$450.9	49.0%		$1.6	0.2%		$452.5	49.2%

Variance 2015/2014
Attritional	$62.3	2.8	pts	$(25.8)	(2.6)	pts	$36.5	0.2	pts
Catastrophes	(6.3)	(0.7)	pts	(9.0)	(1.0)	pts	(15.3)	(1.7)	pts
Total segment	$56.0	2.1	pts	$(34.8)	(3.6)	pts	$21.2	(1.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 4.3% to $228.7 million for the three months ended June 30, 2015 compared to $239.0 million for the three months ended June 30, 2014, primarily due to the decrease in prior years' attritional losses of $24.6 million related to treaty casualty and marine lines of business and favorable development of $7.3 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to 2013 U.S. Storms, partially offset by an increase in current year attritional losses of $28.0 million primarily due to a marine loss and non-catastrophe weather related losses.  There were no current year catastrophe losses for the three months ended June 30, 2015.  The $6.3 million of current year catastrophe losses for the three months ended June 30, 2014 related to the Japan snowstorm.

Incurred losses increased by 4.7% to $473.6 million for the six months ended June 30, 2015 compared to $452.5 million for the six months ended June 30, 2014, primarily due to the increase in current year attritional losses of $62.3 million resulting primarily from the impact of the increase in premiums earned, a marine loss and non-catastrophe weather related losses, partially offset by a decrease of $25.8 million in prior year attritional losses related to treaty casualty and marine lines of business and favorable development of $9.0 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to 2013 U.S. Storms.  There were no current year catastrophe losses for the six months ended June 30, 2015.  The $6.3 million of current year catastrophe losses for the six months ended June 30, 2014 related to the Japan snowstorm.

Segment Expenses.  Commission and brokerage expenses decreased by 2.1% to $120.2 million for the three months ended June 30, 2015 compared to $122.8 million for the three months ended June 30, 2014.  The variance was primarily due to the impact of the decrease in premiums earned.  Commission and brokerage expenses increased by 12.6% to $243.0 million for the six months ended June 30, 2015 compared to $215.7 million for the six months ended June 30, 2014.  The variance was primarily due to the impact of the increase in premiums earned and a change in the mix of business.

Segment other underwriting expenses were comparable at $11.8 million for the three months ended June 30, 2015 and $11.5 million for the three months ended June 30, 2014.  Segment other underwriting expenses increased to $23.3 million for the six months ended June 30, 2015 from $20.9 million for the six months ended June 30, 2014.  The year over year increase was primarily due to the impact of the increase in premiums earned.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$292.8	$454.0	$(161.2)	-35.5%	$611.2	$775.3	$(164.0)	-21.2%
Net written premiums	316.7	315.6	1.1	0.3%	578.4	624.6	(46.2)	-7.4%

Premiums earned	$338.3	$320.0	$18.3	5.7%	$643.8	$638.4	$5.5	0.9%
Incurred losses and LAE	222.1	204.4	17.7	8.6%	401.7	367.6	34.1	9.3%
Commission and brokerage	84.8	71.6	13.2	18.5%	155.4	142.6	12.9	9.0%
Other underwriting expenses	8.0	8.1	-	-0.5%	16.2	15.9	0.2	1.5%
Underwriting gain (loss)	$23.3	$35.9	$(12.6)	-35.0%	$70.5	$112.3	$(41.8)	-37.2%

				Point Chg				Point Chg
Loss ratio	65.7%	63.9%		1.8	62.4%	57.6%		4.8
Commission and brokerage ratio	25.1%	22.4%		2.7	24.1%	22.3%		1.8
Other underwriting expense ratio	2.3%	2.5%		(0.2)	2.5%	2.5%		-
Combined ratio	93.1%	88.8%		4.3	89.0%	82.4%		6.6

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 35.5% to $292.8 million for the three months ended June 30, 2015 compared to $454.0 million for the three months ended June 30, 2014, primarily due to reductions in premiums related to the quota share agreements from the second quarter of 2014 and the negative impact of $22.8 million from the movement of foreign exchange rates.  Net written premiums increased by 0.3% to $316.7 million for the three months ended June 30, 2015 compared to $315.6 million for the three months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 5.7% to $338.3 million for the three months ended June 30, 2015 compared to $320.0 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 21.2% to $611.2 million for the six months ended June 30, 2015 compared to $775.3 million for the six months ended June 30, 2014, primarily due to reductions in premiums related to the quota share agreements from the second quarter of 2014 and the negative impact of $35.2 million from the movement of foreign exchange rates, partially offset by quota share contracts.  Net written premiums decreased by 7.4% to $578.4 million for the six months ended June 30, 2015 compared to $624.6 million for the six months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 0.9% to $643.8 million for the six months ended June 30, 2015 compared to $638.4 million for the six months ended June 30, 2014.

The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$191.9	56.8%		$(3.0)	-0.9%		$188.9	55.9%
Catastrophes	36.9	10.9%		(3.7)	-1.1%		33.2	9.8%
Total segment	$228.8	67.7%		$(6.7)	-2.0%		$222.1	65.7%

2014
Attritional	$170.3	53.2%		$(0.1)	0.0%		$170.2	53.2%
Catastrophes	34.6	10.8%		(0.3)	-0.1%		34.2	10.7%
Total segment	$204.9	64.0%		$(0.4)	-0.1%		$204.4	63.9%

Variance 2015/2014
Attritional	$21.6	3.6	pts	$(2.9)	(0.9)	pts	$18.7	2.7	pts
Catastrophes	2.3	0.1	pts	(3.4)	(1.0)	pts	(1.0)	(0.9)	pts
Total segment	$23.9	3.7	pts	$(6.3)	(1.9)	pts	$17.7	1.8	pts
	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$369.7	57.5%		$(3.1)	-0.5%		$366.6	57.0%
Catastrophes	36.9	5.7%		(1.8)	-0.3%		35.1	5.4%
Total segment	$406.6	63.2%		$(4.9)	-0.8%		$401.7	62.4%

2014
Attritional	$335.2	52.5%		$(0.1)	0.0%		$335.1	52.5%
Catastrophes	34.6	5.4%		(2.1)	-0.3%		32.5	5.1%
Total segment	$369.8	57.9%		$(2.2)	-0.3%		$367.6	57.6%

Variance 2015/2014
Attritional	$34.5	5.0	pts	$(3.0)	(0.5)	pts	$31.5	4.5	pts
Catastrophes	2.3	0.3	pts	0.3	-	pts	2.6	0.3	pts
Total segment	$36.8	5.3	pts	$(2.7)	(0.5)	pts	$34.1	4.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.6% to $222.1 million for the three months ended June 30, 2015 compared to $204.4 million for the three months ended June 30, 2014, primarily due to the increase in current year attritional losses of $21.6 million. The increase in attritional losses was primarily due to the increase in premiums earned and higher losses in the Middle East, Africa and Latin America.  The $36.9 million of current year catastrophe losses for the three months ended June 30, 2015 were due to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).  The $34.6 million of current year catastrophe losses for the three months ended June 30, 2014 were due to the Japan snowstorm ($20.0 million) and the Chilean earthquake ($14.6 million).

Incurred losses and LAE increased by 9.3% to $401.7 million for the six months ended June 30, 2015 compared to $367.6 million for the six months ended June 30, 2014, primarily due to the increase in current year attritional losses of $34.5 million. The increase in attritional losses was primarily due to higher losses in the Middle East, Africa and Latin America.  The $36.9 million of current year catastrophe losses for the six months ended June 30, 2015 were due to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).  The $34.6 million of current year catastrophe losses for the six months ended June 30, 2014 were due to the Japan snowstorm ($20.0 million) and the Chilean earthquake ($14.6 million).

Segment Expenses.  Commission and brokerage increased by 18.5% to $84.8 million for the three months ended June 30, 2015 compared to $71.6 million for the three months ended June 30, 2014.  Commission and brokerage increased by 9.0% to $155.4 million for the six months ended June 30, 2015 compared to $142.6 million for the six months ended June 30, 2014.  The variances were mainly due to the impact of the increases in premiums earned and the mix of business.

Segment other underwriting expenses decreased slightly to $8.0 million for the three months ended June 30, 2015 compared to $8.1 million for the three months ended June 30, 2014.  Segment other underwriting expenses increased slightly to $16.2 million for the six months ended June 30, 2015 compared to $15.9 million for the six months ended June 30, 2014.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$162.5	$185.0	$(22.5)	-12.2%	$338.3	$368.5	$(30.1)	-8.2%
Net written premiums	131.2	176.2	(45.0)	-25.5%	305.8	358.8	(53.0)	-14.8%

Premiums earned	$198.3	$191.3	$7.0	3.7%	$394.0	$364.9	$29.1	8.0%
Incurred losses and LAE	108.2	107.1	1.1	1.0%	218.2	201.6	16.6	8.2%
Commission and brokerage	47.2	46.8	0.4	0.9%	98.4	92.5	5.8	6.3%
Other underwriting expenses	8.8	8.2	0.6	7.7%	17.6	16.4	1.1	7.0%
Underwriting gain (loss)	$34.0	$29.1	$4.9	16.8%	$59.8	$54.3	$5.5	10.1%

				Point Chg				Point Chg
Loss ratio	54.6%	56.0%		(1.4)	55.4%	55.3%		0.1
Commission and brokerage ratio	23.8%	24.5%		(0.7)	25.0%	25.4%		(0.4)
Other underwriting expense ratio	4.4%	4.3%		0.1	4.4%	4.4%		-
Combined ratio	82.8%	84.8%		(2.0)	84.8%	85.1%		(0.3)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 12.2% to $162.5 million for the three months ended June 30, 2015 compared to $185.0 million for the three months ended June 30, 2014, primarily due to lower casualty premium written by the Bermuda office and the negative impact of $12.4 million from the movement of foreign exchange rates, partially offset by increased property and casualty business from the U.K. and Ireland offices.  Net written premiums decreased by 25.5% to $131.2 million for the three months ended June 30, 2015 compared to $176.2 million for the three months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 3.7% to $198.3 million for the three months ended June 30, 2015 compared to $191.3 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 8.2% to $338.3 million for the six months ended June 30, 2015 compared to $368.5 million for the six months ended June 30, 2014, primarily due to lower casualty premium written by the Bermuda office and the negative impact of $28.4 million from the movement of foreign exchange rates, partially offset by increased property and casualty business from the U.K. and Ireland offices.  Net written premiums decreased by 14.8% to $305.8 million for the six months ended June 30, 2015 compared to $358.8 million for the six months ended June 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 8.0% to $394.0 million for the six months ended June 30, 2015 compared to $364.9 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$113.6	57.3%		$(5.2)	-2.6%		$108.4	54.7%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$113.6	57.3%		$(5.4)	-2.7%		$108.2	54.6%

2014
Attritional	$107.4	56.1%		$-	0.0%		$107.4	56.1%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$107.4	56.1%		$(0.3)	-0.1%		$107.1	56.0%

Variance 2015/2014
Attritional	$6.2	1.2	pts	$(5.2)	(2.6)	pts	$1.0	(1.4)	pts
Catastrophes	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$6.2	1.2	pts	$(5.1)	(2.6)	pts	$1.1	(1.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$223.1	56.6%		$(5.2)	-1.3%		$217.8	55.3%
Catastrophes	-	0.0%		0.4	0.1%		0.4	0.1%
Total segment	$223.1	56.6%		$(4.8)	-1.2%		$218.2	55.4%

2014
Attritional	$205.0	56.2%		$(5.0)	-1.4%		$200.0	54.8%
Catastrophes	-	0.0%		1.7	0.5%		1.7	0.5%
Total segment	$205.0	56.2%		$(3.3)	-0.9%		$201.6	55.3%

Variance 2015/2014
Attritional	$18.1	0.4	pts	$(0.2)	0.1	pts	$17.8	0.5	pts
Catastrophes	-	-	pts	(1.3)	(0.4)	pts	(1.3)	(0.4)	pts
Total segment	$18.1	0.4	pts	$(1.5)	(0.3)	pts	$16.6	0.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.0% to $108.2 million for the three months ended June 30, 2015 compared to $107.1 million for the three months ended June 30, 2014, primarily due to an increase of $6.2 million in current year attritional losses primarily related to the increase in premiums earned, partially offset by a decrease of $5.2 million in prior years' attritional losses.  There were no current year catastrophe losses for the three months ended June 30, 2015 and 2014.

Incurred losses and LAE increased by 8.2% to $218.2 million for the six months ended June 30, 2015 compared to $201.6 million for the six months ended June 30, 2014, primarily due to an increase of $18.1 million in current year attritional losses primarily related to the increase in premiums earned.  There were no current year catastrophe losses for the six months ended June 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 0.9% to $47.2 million for the three months ended June 30, 2015 compared to $46.8 million for the three months ended June 30, 2014.  Commission and brokerage increased by 6.3% to $98.4 million for the six months ended June 30, 2015 compared to $92.5 million for the six months ended June 30, 2014.  The rise was primarily due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased slightly to $8.8 million for the three months ended June 30, 2015 compared to $8.2 million for the three months ended June 30, 2014.  Segment other underwriting expenses increased to $17.6 million for the six months ended June 30, 2015 compared to $16.4 million for the six months ended June 30, 2014.  The increases were primarily due to the impact of the increases in premiums earned.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$343.6	$316.5	$27.1	8.6%	$683.9	$547.1	$136.8	25.0%
Net written premiums	299.8	280.1	19.8	7.1%	603.4	491.7	111.7	22.7%

Premiums earned	$267.8	$248.3	$19.6	7.9%	$528.0	$451.5	$76.4	16.9%
Incurred losses and LAE	219.1	175.0	44.1	25.2%	399.7	317.2	82.5	26.0%
Commission and brokerage	38.3	39.9	(1.6)	-4.0%	76.9	74.1	2.7	3.7%
Other underwriting expenses	33.3	29.1	4.1	14.2%	63.6	52.4	11.2	21.4%
Underwriting gain (loss)	$(22.8)	$4.2	$(27.0)	NM	$(12.2)	$7.8	$(20.0)	NM

				Point Chg				Point Chg
Loss ratio	81.8%	70.5%		11.3	75.7%	70.3%		5.4
Commission and brokerage ratio	14.3%	16.1%		(1.8)	14.6%	16.4%		(1.8)
Other underwriting expense ratio	12.4%	11.7%		0.7	12.0%	11.6%		0.4
Combined ratio	108.5%	98.3%		10.2	102.3%	98.3%		4.0

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 8.6% to $343.6 million for the three months ended June 30, 2015 compared to $316.5 million for the three months ended June 30, 2014.  This increase was primarily driven by an increase in various property and casualty lines of business, partially offset by a decline in crop premium.  Net written premiums increased by 7.1% to $299.8 million for the three months ended June 30, 2015 compared to $280.1 million for the three months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 7.9% to $267.8 million for the three months ended June 30, 2015 compared to $248.3 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 25.0% to $683.9 million for the six months ended June 30, 2015 compared to $547.1 million for the six months ended June 30, 2014.  This increase was primarily driven by an increase in workers' compensation and other property and casualty lines of businesses.  Net written premiums increased by 22.7% to $603.4 million for the six months ended June 30, 2015 compared to $491.7 million for the six months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 16.9% to $528.0 million for the six months ended June 30, 2015 compared to $451.5 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$186.8	69.7%		$32.3	12.1%		$219.1	81.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$186.8	69.7%		$32.3	12.1%		$219.1	81.8%

2014
Attritional	$176.3	71.0%		$(1.0)	-0.4%		$175.3	70.6%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total segment	$176.3	71.0%		$(1.3)	-0.5%		$175.0	70.5%

Variance 2015/2014
Attritional	$10.5	(1.3)	pts	$33.3	12.5	pts	$43.8	11.2	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$10.5	(1.3)	pts	$33.6	12.6	pts	$44.1	11.3	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$367.6	69.6%		$32.3	6.1%		$399.9	75.7%
Catastrophes	-	0.0%		(0.2)	0.0%		(0.2)	0.0%
Total segment	$367.6	69.6%		$32.1	6.1%		$399.7	75.7%

2014
Attritional	$316.4	70.1%		$0.8	0.2%		$317.2	70.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$316.4	70.1%		$0.8	0.2%		$317.2	70.3%

Variance 2015/2014
Attritional	$51.2	(0.5)	pts	$31.5	5.9	pts	$82.7	5.4	pts
Catastrophes	-	-	pts	(0.2)	-	pts	(0.2)	-	pts
Total segment	$51.2	(0.5)	pts	$31.3	5.9	pts	$82.5	5.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 25.2% to $219.1 million for the three months ended June 30, 2015 compared to $175.0 million for the three months ended June 30, 2014, mainly due to an increase of $33.3 million in prior years' attritional losses related to run-off excess casualty business and an increase of $10.5 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended June 30, 2015 and 2014.

Incurred losses and LAE increased by 26.0% to $399.7 million for the six months ended June 30, 2015 compared to $317.2 million for the six months ended June 30, 2014, mainly due to an increase of $51.2 million in current year attritional losses related primarily to the impact of the increase in premiums earned and an increase of $31.5 million in prior years' attritional losses related to run-off excess casualty business.  There were no current year catastrophe losses for the six months ended June 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage decreased by 4.0% to $38.3 million for the three months ended June 30, 2015 compared to $39.9 million for the three months ended June 30, 2014, which was due to the change in the mix of business.  Commission and brokerage increased by 3.7% to $76.9 million for the six months ended June 30, 2015 compared to $74.1 million for the six months ended June 30, 2014.  The year over year change was primarily driven by the impact of the increase in premiums earned and the change in the mix of business.

Segment other underwriting expenses increased to $33.3 million for the three months ended June 30, 2015 compared to $29.1 million for the three months ended June 30, 2014.  Segment other underwriting expenses increased to $63.6 million for the six months ended June 30, 2015 compared to $52.4 million for the six months ended June 30, 2014.  The increases were primarily due to the impact of the increase in premiums earned.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$37.5	$22.4	$15.1	67.7%	$111.5	$58.8	$52.7	89.5%
Net written premiums	32.8	22.4	10.4	46.6%	92.4	48.9	43.5	88.9%

Premiums earned	$47.1	$23.6	$23.5	99.3%	$81.7	$43.2	$38.5	89.2%
Incurred losses and LAE	12.5	10.1	2.4	23.7%	19.8	16.2	3.6	22.4%
Commission and brokerage	4.4	2.6	1.8	70.7%	8.5	4.7	3.8	79.5%
Other underwriting expenses	2.0	1.6	0.5	29.3%	4.0	3.4	0.6	17.3%
Underwriting gain (loss)	$28.2	$9.4	$18.8	200.1%	$49.5	$18.9	$30.6	161.6%

				Point Chg				Point Chg
Loss ratio	26.5%	42.6%		(16.1)	24.2%	37.4%		(13.2)
Commission and brokerage ratio	9.3%	10.9%		(1.6)	10.4%	10.9%		(0.5)
Other underwriting expense ratio	4.3%	6.7%		(2.4)	4.8%	7.9%		(3.1)
Combined ratio	40.1%	60.2%		(20.1)	39.4%	56.2%		(16.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 67.7% to $37.5 million for the three months ended June 30, 2015 compared to $22.4 million for the three months ended June 30, 2014, as this segment expands from its initial start-up phase through continued third party investment.  Net written premiums increased by 46.6% to $32.8 million for the three months ended June 30, 2015 compared to $22.4 million for the three months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased by 99.3% to $47.1 million for the three months ended June 30, 2015 compared to $23.6 million for the three months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 89.5% to $111.5 million for the six months ended June 30, 2015 compared to $58.8 million for the six months ended June 30, 2014, as this segment expands from its initial start-up phase through continued third party investment.  Net written premiums increased by 88.9% to $92.4 million for the six months ended June 30, 2015 compared to $48.9 million for the six months ended June 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased by 89.2% to $81.7 million for the six months ended June 30, 2015 compared to $43.2 million for the six months ended June 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$9.2	19.6%		$-	0.0%		$9.2	19.6%
Catastrophes	3.1	6.6%		0.2	0.3%		3.3	6.9%
Total segment	$12.3	26.2%		$0.2	0.3%		$12.5	26.5%

2014
Attritional	$6.2	26.1%		$-	0.0%		$6.2	26.1%
Catastrophes	4.1	17.3%		(0.2)	-0.8%		3.9	16.5%
Total segment	$10.3	43.4%		$(0.2)	-0.8%		$10.1	42.6%

Variance 2015/2014
Attritional	$3.0	(6.5)	pts	$-	-	pts	$3.0	(6.5)	pts
Catastrophes	(1.0)	(10.7)	pts	0.4	1.1	pts	(0.6)	(9.6)	pts
Total segment	$2.0	(17.2)	pts	$0.4	1.1	pts	$2.4	(16.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$16.7	20.4%		$-	0.0%		$16.7	20.4%
Catastrophes	3.1	3.8%		-	0.0%		3.1	3.8%
Total segment	$19.8	24.2%		$-	0.0%		$19.8	24.2%

2014
Attritional	$12.3	28.3%		$-	0.0%		$12.3	28.3%
Catastrophes	4.1	9.5%		(0.2)	-0.4%		3.9	9.0%
Total segment	$16.4	37.8%		$(0.2)	-0.4%		$16.2	37.4%

Variance 2015/2014
Attritional	$4.4	(7.9)	pts	$-	-	pts	$4.4	(7.9)	pts
Catastrophes	(1.0)	(5.7)	pts	0.2	0.4	pts	(0.8)	(5.2)	pts
Total segment	$3.4	(13.6)	pts	$0.2	0.4	pts	$3.6	(13.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 23.7% to $12.5 million for the three months ended June 30, 2015 compared to $10.1 million for the three months ended June 30, 2014, mainly due to the increase in current year attritional losses of $3.0 million, resulting primarily from the impact of the increase in premiums earned, partially offset by a decrease of $1.0 million in current year catastrophe losses.  The $3.1 million of current year catastrophe losses were primarily due to the New South Wales storms ($3.1 million).  The $4.1 million of current year catastrophe losses for the three months ended June 30, 2014 were due to the Japan snowstorm ($3.7 million) and the Chilean earthquake ($0.4 million).

Incurred losses and LAE increased by 22.4% to $19.8 million for the six months ended June 30, 2015 compared to $16.2 million for the six months ended June 30, 2014, mainly due to the increase in current year attritional losses of $4.4 million, resulting primarily from the impact of the increase in premiums earned, partially offset by a decrease of $1.0 million in current year catastrophe losses.  The $3.1 million of current year catastrophe losses were primarily due to the New South Wales storms ($3.1 million).  The $4.1 million of current year catastrophe losses for the six months ended June 30, 2014 were due to the Japan snowstorm ($3.7 million) and the Chilean earthquake ($0.4 million).

Segment Expenses.  Commission and brokerage increased by 70.7% to $4.4 million for the three months ended June 30, 2015 compared to $2.6 million for the three months ended June 30, 2014.  Commission and brokerage increased by 79.5% to $8.5 million for the six months ended June 30, 2015 compared to $4.7 million for the six months ended June 30, 2014.  The increases were primarily due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $2.0 million for the three months ended June 30, 2015 compared to $1.6 million for the three months ended June 30, 2014.  Segment other underwriting expenses increased to $4.0 million for the six months ended June 30, 2015 compared to $3.4 million for the six months ended June 30, 2014.  The increases were primarily due to the impact of the increase in premiums earned and increased operations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,002.2 million at June 30, 2015, an increase of $566.3 million compared to $17,435.9 million at December 31, 2014.  This increase was primarily the result of $683.1 million of cash flows from operations, $296.8 million from external third party net capital investment into Mt. Logan Re, $18.4 million in fair value re-measurements and $12.8 million in equity adjustments of our limited partnership investments, partially offset by $125.0 million paid for share repurchases, $97.0 million due to fluctuations in foreign currencies, $84.2 million paid out in dividends to shareholders, $41.2 million paid out in dividends to third party investors in redeemable noncontrolling interests, $25.5 million of amortization bond premium, $10.6 million of pre-tax unrealized depreciation and $4.5 million of unsettled securities.

Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio.  Considering these objectives, we view our investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities (our core fixed maturities portfolio) and 2) investments funded by our shareholders' equity.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2015, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.2% of shareholders' equity.

The Company's limited partnership investments are comprised of limited partnerships that invest in private equities.  Generally, the limited partnerships are reported on a quarter lag.  We receive annual audited financial statements for all of the limited partnerships which are prepared using fair value accounting in accordance with FASB guidance.  For the quarterly reports, the Company's staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2015		At December 31, 2014
Fixed maturities, market value	$13,474.8	74.9%	$13,101.1	75.1%
Fixed maturities, fair value	0.2	0.0%	1.5	0.0%
Equity securities, market value	137.5	0.8%	140.2	0.8%
Equity securities, fair value	1,483.8	8.2%	1,447.8	8.3%
Short-term investments	1,901.8	10.5%	1,705.9	9.8%
Other invested assets	665.2	3.7%	601.9	3.5%
Cash	338.9	1.9%	437.5	2.5%
Total investments and cash	$18,002.2	100.0%	$17,435.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2015	December 31, 2014
Fixed income portfolio duration (years)	3.0	2.9
Fixed income composite credit quality	A1	A1
Imbedded end of period yield, pre-tax	2.8%	3.0%
Imbedded end of period yield, after-tax	2.4%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2015	December 31, 2014
Fixed income portfolio total return	1.2%	3.5%
Barclay's Capital - U.S. aggregate index	-0.1%	6.0%

Common equity portfolio total return	2.6%	10.4%
S&P 500 index	1.2%	13.7%

Other invested asset portfolio total return	4.1%	11.8%

The pre-tax equivalent total return for the bond portfolio was approximately 1.3% and 3.6%, respectively, at June 30, 2015 and December 31, 2014.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $682.9 million at June 30, 2015 and $670.9 million at December 31, 2014.  At June 30, 2015, $91.1 million, or 13.3%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $77.7 million, or 11.4%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $69.0 million, or 10.1%, was receivable from Federal Crop Insurance Company ("FCIC"); $51.9 million, or 7.6%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $41.0 million, or 6.0%, was receivable from Hannover Rueck SE ("Hannover"); $37.3 million, or 5.5%, was receivable from Transatlantic Reinsurance Company ("Transatlantic"); $36.3 million, or 5.3%, was receivable from Axis Reinsurance Company ("Axis") and $35.1 million, or 5.1%, was receivable from Berkley Insurance Company ("Berkley").  The receivables from C.V. Starr and Resolution Group are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,783.6 million at June 30, 2015 and $9,720.8 million at December 31, 2014.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,419.4	$1,967.8	$3,387.2	34.6%
International	825.2	1,003.9	1,829.1	18.7%
Bermuda	766.4	1,140.5	1,906.9	19.5%
Insurance	971.1	1,210.0	2,181.0	22.3%
Mt. Logan Re	17.3	29.4	46.7	0.5%
Total excluding A&E	3,999.4	5,351.5	9,350.9	95.6%
A&E	243.3	189.4	432.7	4.4%
Total including A&E	$4,242.6	$5,540.9	$9,783.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,409.5	$1,925.4	$3,334.9	34.3%
International	902.5	868.6	1,771.0	18.2%
Bermuda	783.9	1,108.2	1,892.0	19.5%
Insurance	968.3	1,250.4	2,218.6	22.8%
Mt. Logan Re	13.0	15.0	28.0	0.3%
Total excluding A&E	4,077.1	5,167.5	9,244.6	95.1%
A&E	251.1	225.1	476.2	4.9%
Total including A&E	$4,328.2	$5,392.6	$9,720.8	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2015	2014
Gross reserves	$432.7	$476.2
Reinsurance receivable	(16.2)	(18.0)
Net reserves	$416.6	$458.2

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2015, we had gross asbestos loss reserves of $415.2 million, or 96.0%, of total A&E reserves, of which $313.8 million was for assumed business and $101.4 million was for direct business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.5 years at June 30, 2015.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $7,726.7 million as of June 30, 2015 from $7,451.1 million as of December 31, 2014.  This increase was the result of $532.0 million of net income attributable to Everest Re Group, share-based compensation transactions of $15.8 million and $3.2 million of net benefit plan obligation adjustments, partially offset by repurchases of 0.7 million common shares for $125.0 million, $84.2 million of shareholder dividends, $48.0 million of net foreign currency translation adjustments and $18.3 million of unrealized depreciation on investments, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at June 30, 2015 and December 31, 2014 was $7,726.7 million and $7,451.1 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

Our two main operating companies Bermuda Re and Everest Re are regulated by the Bermuda Monetary Authority ("BMA") and the State of Delaware, Department of Insurance, respectively.  Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity.  Failure to meet the required statutory capital levels could result in various regulatory restrictions, including business activity and the payment of dividends to their parent companies.

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

Our financial strength ratings as determined by A.M. Best, Standard & Poor's and Moody's are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons.  We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

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

During 2014 and the first half of 2015, we repurchased 3.9 million shares for $625.0 million in the open market and paid $230.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of June 30, 2015, we had repurchased 24.4 million shares under this authorization.

On July 9, 2014, we renewed our shelf registration statement on Form S-3ASR with the Securities and Exchange Commission ("SEC"), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III ("Capital Trust III") to register trust preferred securities.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $683.1 million and $590.4 million for the six months ended June 30, 2015 and 2014, respectively.  Additionally, these cash flows reflected net tax payments of $93.4 million and $97.2 million for the six months ended June 30, 2015 and 2014, respectively, and net catastrophe loss payments of $85.1 million and $184.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2015 and December 31, 2014, we held cash and short-term investments of $2,240.7 million and $2,143.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at June 30, 2015, we had $1,062.4 million of available for sale fixed maturity securities maturing within one year or less, $6,112.6 million maturing within one to five years and $3,332.0 million maturing after five years.  Our $1,621.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2015 we had $251.2 million of net pre-tax unrealized appreciation, comprised of $397.7 million of pre-tax unrealized appreciation and $146.5 million of pre-tax unrealized depreciation.

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

Effective June 22, 2012, Group, Bermuda Re and Everest International entered into a four year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the July 27, 2007, five year, $850.0 million senior credit facility.  Both the June 22, 2012 and July 27, 2007 senior credit facilities, which have similar terms, are referred to as the "Group Credit Facility".  Wells Fargo Corporation ("Wells Fargo Bank") is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group's senior unsecured debt rating.  Tranche two exclusively provides up to $600.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2015, was $5,252.8 million.  As of June 30, 2015, the Company was in compliance with all Group Credit Facility covenants.

During 2014 and the first six months of 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At June 30, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $450.1 million outstanding letters of credit under tranche two.  At December 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $444.0 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year, $150.0 million unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  There were no short-term borrowings outstanding during 2014.

Costs incurred in connection with the Group Credit Facility and Holdings Credit Facility were $0.2 million for the three months ended June 30, 2015 and 2014.  Costs incurred in connection with the Group Credit Facility and Holdings Credit Facility were $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Market Sensitive Instruments.
The SEC's Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, "market sensitive instruments").  We do not generally enter into market sensitive instruments for trading purposes.

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

Interest Rate Risk.  Our $18.0 billion investment portfolio, at June 30, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,515.8 million of mortgage-backed securities in the $13,475.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,901.8 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Point
	At June 30, 2015
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,181.5	$15,791.4	$15,376.8	$14,940.8	$14,497.1
Market/Fair Value Change from Base (%)	5.2%	2.7%	0.0%	-2.8%	-5.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$683.7	$353.0	$-	$(372.1)	$(750.7)
We had $9,783.6 million and $9,720.8 million of gross reserves for losses and LAE as of June 30, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 52.8% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,297.1	$1,459.2	$1,621.3	$1,783.5	$1,945.6
After-tax Change in Fair/Market Value	$(223.5)	$(111.7)	$-	$111.7	$223.5

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors" in the Company's most recent 10-K filing.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments.  See "Liquidity and Capital Resources - Market Sensitive Instruments" in PART I – ITEM 2.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II

ITEM 1.                  LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

ITEM 1A.                          RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2015	0	$-	0	5,908,685
May 1 - 31, 2015	278,524	$179.9757	277,500	5,631,185
June 1 - 30, 2015	0	$-	0	5,631,185
Total	278,524	$-	277,500	5,631,185

(1)      On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company's executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company's shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through July 31, 2015, the Company purchased an additional 79,407 shares for $14.5 million under the share repurchase program.

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

Dated:  August 10, 2015