Form 10-Q
period 2015-09-30
EVEREST RE GROUP LTD
filed 2015-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Seon Place – 4th Floor
141 Front Street
PO Box HM 845
Hamilton HM 19, Bermuda
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2015
Common Shares, $0.01 par value	43,082,394

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2015 (unaudited)
	and December 31, 2014	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	nine months ended September 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2015 and 2014 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,490,960	$13,101,067
(amortized cost: 2015, $13,301,713; 2014, $12,831,159)
Fixed maturities - available for sale, at fair value	-	1,509
Equity securities - available for sale, at market value (cost: 2015, $127,411; 2014, $148,326)	112,999	140,210
Equity securities - available for sale, at fair value	1,357,311	1,447,820
Short-term investments	1,615,045	1,705,932
Other invested assets (cost: 2015, $669,686; 2014, $601,925)	669,686	601,925
Cash	401,226	437,474
Total investments and cash	17,647,227	17,435,937
Accrued investment income	107,199	111,075
Premiums receivable	1,663,425	1,397,983
Reinsurance receivables	831,635	670,854
Funds held by reinsureds	272,775	228,192
Deferred acquisition costs	364,947	398,408
Prepaid reinsurance premiums	193,122	154,177
Income taxes	270,607	184,762
Other assets	331,374	236,436
TOTAL ASSETS	$21,682,311	$20,817,824

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,965,963	$9,720,813
Future policy benefit reserve	59,580	59,820
Unearned premium reserve	1,717,422	1,728,745
Funds held under reinsurance treaties	83,137	3,932
Commission reserves	79,904	87,990
Other net payable to reinsurers	199,528	139,841
Losses in course of payment	298,577	157,527
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,367	238,364
Accrued interest on debt and borrowings	12,341	3,537
Equity index put option liability	52,247	47,022
Unsettled securities payable	65,147	41,092
Other liabilities	271,086	316,469
Total liabilities	13,443,299	12,945,152

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	752,692	421,552

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2015) 68,585
and (2014) 68,336 outstanding before treasury shares	686	683
Additional paid-in capital	2,094,850	2,068,807
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($2,899) at 2015 and $20,715 at 2014	(112,231)	48,317
Treasury shares, at cost; 25,500 shares (2015) and 23,650 shares (2014)	(2,810,878)	(2,485,897)
Retained earnings	8,313,893	7,819,210
Total shareholders' equity attributable to Everest Re Group	7,486,320	7,451,120
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	$21,682,311	$20,817,824

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,413,640	$1,389,998	$4,053,115	$3,806,805
Net investment income	115,511	142,143	363,140	396,524
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(20,445)	(106)	(62,701)	(495)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(139,526)	(9,342)	(131,953)	71,189
Total net realized capital gains (losses)	(159,971)	(9,448)	(194,654)	70,694
Net derivative gain (loss)	(11,428)	1,855	(5,225)	3,968
Other income (expense)	17,413	11,332	59,561	(5,835)
Total revenues	1,375,165	1,535,880	4,275,937	4,272,156

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	888,097	837,757	2,401,223	2,192,863
Commission, brokerage, taxes and fees	300,048	290,519	882,132	820,208
Other underwriting expenses	70,667	63,113	195,282	172,165
Corporate expenses	5,924	9,958	17,312	18,802
Interest, fees and bond issue cost amortization expense	8,990	12,424	27,006	28,970
Total claims and expenses	1,273,726	1,213,771	3,522,955	3,233,008

INCOME (LOSS) BEFORE TAXES	101,439	322,109	752,982	1,039,148
Income tax expense (benefit)	(6,133)	20,856	70,868	137,948

NET INCOME (LOSS)	$107,572	$301,253	$682,114	$901,200
Net (income) loss attributable to noncontrolling interests	(19,019)	(26,337)	(61,526)	(42,167)
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$88,553	$274,916	$620,588	$859,033

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(91,059)	(74,074)	(144,335)	65,318
Reclassification adjustment for realized losses (gains) included in net income (loss)	24,596	(5,684)	59,526	(1,641)
Total URA(D) on securities arising during the period	(66,463)	(79,758)	(84,809)	63,677

Foreign currency translation adjustments	(32,505)	(34,974)	(80,508)	(38,374)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,556	825	4,769	2,366
Total benefit plan net gain (loss) for the period	1,556	825	4,769	2,366
Total other comprehensive income (loss), net of tax	(97,412)	(113,907)	(160,548)	27,669
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(97,412)	(113,907)	(160,548)	27,669

COMPREHENSIVE INCOME (LOSS)	$(8,859)	$161,009	$460,040	$886,702

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$2.02	$6.05	$14.04	$18.64
Diluted	2.00	6.00	13.92	18.47
Dividends declared	0.95	0.75	2.85	2.25

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2015	2014	2015	2014
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	44,192,526	45,691,015	44,685,637	47,543,132
Issued during the period, net	29,398	29,622	248,665	344,761
Treasury shares acquired	(1,137,473)	(470,807)	(1,849,851)	(2,638,063)
Balance, end of period	43,084,451	45,249,830	43,084,451	45,249,830

COMMON SHARES (par value):
Balance, beginning of period	$685	$683	$683	$680
Issued during the period, net	1	-	3	3
Balance, end of period	686	683	686	683

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,084,636	2,052,682	2,068,807	2,029,774
Share-based compensation plans	10,214	7,274	26,043	30,182
Balance, end of period	2,094,850	2,059,956	2,094,850	2,059,956

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(14,819)	299,304	48,317	157,728
Net increase (decrease) during the period	(97,412)	(113,907)	(160,548)	27,669
Balance, end of period	(112,231)	185,397	(112,231)	185,397

RETAINED EARNINGS:
Balance, beginning of period	8,267,038	7,281,023	7,819,210	6,765,967
Net income (loss) attributable to Everest Re Group	88,553	274,916	620,588	859,033
Dividends declared ($0.95 per share in third quarter 2015 and $2.85 year-to-date per share in 2015 and $0.75 per share in third quarter 2014 and $2.25
year-to-date per share in 2014)	(41,698)	(33,973)	(125,905)	(103,034)
Balance, end of period	8,313,893	7,521,966	8,313,893	7,521,966

TREASURY SHARES AT COST:
Balance, beginning of period	(2,610,878)	(2,310,824)	(2,485,897)	(1,985,873)
Purchase of treasury shares	(200,000)	(74,991)	(324,981)	(399,942)
Balance, end of period	(2,810,878)	(2,385,815)	(2,810,878)	(2,385,815)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,486,320	$7,382,187	$7,486,320	$7,382,187

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$682,114	$901,200
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(274,198)	(255,645)
Decrease (increase) in funds held by reinsureds, net	33,255	(6,929)
Decrease (increase) in reinsurance receivables	(202,329)	(256,458)
Decrease (increase) in income taxes	(61,627)	(14,696)
Decrease (increase) in prepaid reinsurance premiums	(46,633)	(101,478)
Increase (decrease) in reserve for losses and loss adjustment expenses	347,729	172,511
Increase (decrease) in future policy benefit reserve	(240)	(1,879)
Increase (decrease) in unearned premiums	1,455	255,537
Increase (decrease) in other net payable to reinsurers	67,550	101,984
Increase (decrease) in losses in course of payment	142,418	165,105
Change in equity adjustments in limited partnerships	(12,725)	(24,438)
Distribution of limited partnership income	42,625	41,165
Change in other assets and liabilities, net	18,573	(32,114)
Non-cash compensation expense	16,150	14,720
Amortization of bond premium (accrual of bond discount)	38,770	38,010
Amortization of underwriting discount on senior notes	3	43
Net realized capital (gains) losses	194,654	(70,694)
Net cash provided by (used in) operating activities	987,544	925,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,687,589	1,638,278
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875
Proceeds from fixed maturities sold - available for sale, at market value	1,146,000	1,050,082
Proceeds from fixed maturities sold - available for sale, at fair value	1,824	23,856
Proceeds from equity securities sold - available for sale, at market value	22,120	11,174
Proceeds from equity securities sold - available for sale, at fair value	439,692	452,514
Distributions from other invested assets	41,782	59,264
Proceeds from sale of subsidiary (net of cash disposed)	3,934	-
Cost of fixed maturities acquired - available for sale, at market value	(3,583,990)	(3,729,423)
Cost of fixed maturities acquired - available for sale, at fair value	(234)	(23,684)
Cost of equity securities acquired - available for sale, at market value	(6,581)	(11,873)
Cost of equity securities acquired - available for sale, at fair value	(460,965)	(262,871)
Cost of other invested assets acquired	(140,923)	(120,911)
Net change in short-term investments	83,584	(284,822)
Net change in unsettled securities transactions	(18,242)	13,496
Net cash provided by (used in) investing activities	(784,410)	(1,184,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	9,896	15,465
Purchase of treasury shares	(324,981)	(399,942)
Net proceeds from issuance of senior notes	-	400,000
Third party investment in redeemable noncontrolling interest	296,848	136,200
Dividends paid to shareholders	(125,905)	(103,034)
Dividends paid on third party investment in redeemable noncontrolling interest	(67,233)	(10,334)
Net cash provided by (used in) financing activities	(211,375)	38,355

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,007)	10,167

Net increase (decrease) in cash	(36,248)	(209,579)
Cash, beginning of period	437,474	611,382
Cash, end of period	$401,226	$401,803

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$123,234	$146,560
Interest paid	18,039	15,150

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company.  The operating results of Mt. McKinley through July 13, 2015 are included within the Company's financial statements.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2015 and 2014 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 included in the Company's most recent Form 10-K filing.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$337,271	$15,725	$(70)	$352,926	$-
Obligations of U.S. states and political subdivisions	683,715	32,087	(1,523)	714,279	-
Corporate securities	4,964,570	118,763	(76,396)	5,006,937	2,006
Asset-backed securities	437,376	2,575	(1,554)	438,397	-
Mortgage-backed securities
Commercial	277,907	7,697	(795)	284,809	-
Agency residential	2,392,937	39,295	(6,165)	2,426,067	-
Non-agency residential	971	53	(46)	978	-
Foreign government securities	1,285,006	60,837	(44,882)	1,300,961	(2)
Foreign corporate securities	2,921,960	115,881	(72,235)	2,965,606	39
Total fixed maturity securities	$13,301,713	$392,913	$(203,666)	$13,490,960	$2,043
Equity securities	$127,411	$3,509	$(17,921)	$112,999	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221,052	$10,290	$(304)	$231,038	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	4,626,002	143,889	(62,906)	4,706,985	(6,910)
Asset-backed securities	340,761	1,691	(1,230)	341,222	-
Mortgage-backed securities
Commercial	231,439	10,675	(429)	241,685	-
Agency residential	2,157,182	37,555	(11,573)	2,183,164	-
Non-agency residential	2,734	54	(57)	2,731	-
Foreign government securities	1,488,144	71,177	(26,866)	1,532,455	-
Foreign corporate securities	2,980,716	109,673	(53,074)	3,037,315	-
Total fixed maturity securities	$12,831,159	$426,973	$(157,065)	$13,101,067	$(6,910)
Equity securities	$148,326	$3,831	$(11,947)	$140,210	$-

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

	At September 30, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,080,129	$1,088,140	$1,183,247	$1,189,416
Due after one year through five years	5,906,738	5,991,760	5,646,466	5,726,277
Due after five years through ten years	2,377,276	2,382,188	2,270,073	2,313,672
Due after ten years	828,380	878,621	999,257	1,102,900
Asset-backed securities	437,376	438,397	340,761	341,222
Mortgage-backed securities:
Commercial	277,906	284,809	231,439	241,685
Agency residential	2,392,937	2,426,067	2,157,182	2,183,164
Non-agency residential	971	978	2,734	2,731
Total fixed maturity securities	$13,301,713	$13,490,960	$12,831,159	$13,101,067

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(71,706)	$(87,859)	$(89,616)	$70,010
Fixed maturity securities, other-than-temporary impairment	(253)	(261)	8,954	(180)
Equity securities	(4,415)	(3,287)	(6,295)	3,327
Change in unrealized appreciation (depreciation), pre-tax	(76,374)	(91,407)	(86,957)	73,157
Deferred tax benefit (expense)	9,919	11,649	5,563	(9,480)
Deferred tax benefit (expense), other-than-temporary impairment	(8)	-	(3,415)	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(66,463)	$(79,758)	$(84,809)	$63,677

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$201	$(1)	$1,844	$(69)	$2,045	$(70)
Obligations of U.S. states and political subdivisions	20,162	(316)	35,460	(1,207)	55,622	(1,523)
Corporate securities	1,323,515	(51,785)	425,091	(24,611)	1,748,606	(76,396)
Asset-backed securities	89,526	(674)	44,765	(880)	134,291	(1,554)
Mortgage-backed securities
Commercial	44,260	(795)	-	-	44,260	(795)
Agency residential	343,504	(2,182)	382,730	(3,983)	726,234	(6,165)
Non-agency residential	176	(2)	44	(44)	220	(46)
Foreign government securities	299,055	(22,177)	183,387	(22,705)	482,442	(44,882)
Foreign corporate securities	699,077	(40,165)	279,126	(32,070)	978,203	(72,235)
Total fixed maturity securities	$2,819,476	$(118,097)	$1,352,447	$(85,569)	$4,171,923	$(203,666)
Equity securities	-	-	97,871	(17,921)	97,871	(17,921)
Total	$2,819,476	$(118,097)	$1,450,318	$(103,490)	$4,269,794	$(221,587)

	Duration of Unrealized Loss at September 30, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$85,547	$(4,021)	$83,375	$(12,950)	$168,922	$(16,971)
Due in one year through five years	1,220,223	(50,689)	577,851	(41,640)	1,798,074	(92,329)
Due in five years through ten years	924,605	(51,295)	208,989	(20,624)	1,133,594	(71,919)
Due after ten years	111,635	(8,439)	54,693	(5,448)	166,328	(13,887)
Asset-backed securities	89,526	(674)	44,765	(880)	134,291	(1,554)
Mortgage-backed securities	387,940	(2,979)	382,774	(4,027)	770,714	(7,006)
Total fixed maturity securities	$2,819,476	$(118,097)	$1,352,447	$(85,569)	$4,171,923	$(203,666)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2015 were $4,269,794 thousand and $221,587 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2015, did not exceed 0.2% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $118,097 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $44,092 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $43,353 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies.  The $85,569 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $60,407 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$108,134	$115,057	$326,970	$348,872
Equity securities	11,090	11,086	35,783	36,111
Short-term investments and cash	381	295	1,084	1,202
Other invested assets
Limited partnerships	370	21,690	13,993	25,658
Other	(242)	869	1,366	3,220
Gross investment income before adjustments	119,733	148,997	379,196	415,063
Funds held interest income (expense)	2,569	1,817	8,162	6,875
Future policy benefit reserve income (expense)	(300)	(471)	(1,402)	(915)
Gross investment income	122,002	150,343	385,956	421,023
Investment expenses	(6,491)	(8,200)	(22,816)	(24,499)
Net investment income	$115,511	$142,143	$363,140	$396,524

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

The Company had contractual commitments to invest up to an additional $469,064 thousand in limited partnerships at September 30, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(20,445)	$(106)	$(62,701)	$(495)
Gains (losses) from sales	(5,218)	7,311	(15,812)	3,668
Fixed maturity securities, fair value:
Gains (losses) from sales	(17)	82	25	1,022
Gains (losses) from fair value adjustments	-	(938)	56	(938)
Equity securities, market value:
Gains (losses) from sales	(3,573)	(181)	(4,455)	(1,235)
Equity securities, fair value:
Gains (losses) from sales	(13,646)	(1,823)	(13,041)	(1,873)
Gains (losses) from fair value adjustments	(117,087)	(13,792)	(98,741)	70,548
Short-term investments gains (losses)	15	(1)	15	(3)
Total net realized capital gains (losses)	$(159,971)	$(9,448)	$(194,654)	$70,694

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds from sales of fixed maturity securities	$414,538	$446,699	$1,147,824	$1,073,938
Gross gains from sales	11,826	12,821	37,525	28,828
Gross losses from sales	(17,061)	(5,428)	(53,312)	(24,138)

Proceeds from sales of equity securities	$156,593	$150,124	$461,812	$463,688
Gross gains from sales	5,250	2,545	18,890	13,047
Gross losses from sales	(22,469)	(4,549)	(36,386)	(16,155)

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2015, fair value for these equity index put option contracts was $41,809 thousand.  Based on historical index volatilities and trends and the September 30, 2015 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 23%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2015, the present value of these theoretical maximum payouts using a 3% discount factor was $429,402 thousand.  Conversely, if the contracts had all expired on September 30, 2015, with the S&P index at $1,920.03, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2015, fair value for this equity index put option contract was $10,438 thousand.  Based on historical index volatilities and trends and the September 30, 2015 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 51%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2015, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $43,896 thousand.  Conversely, if the contract had expired on September 30, 2015, with the FTSE index at ₤6,061.60, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2015	December 31, 2014

Equity index put option contracts	Equity index put option liability	$52,247	$47,022
Total		$52,247	$47,022

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2015	2014	2015	2014

Equity index put option contracts	Net derivative gain (loss)	$(11,428)	$1,855	$(5,225)	$3,968
Total		$(11,428)	$1,855	$(5,225)	$3,968

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one private placement security, the Company valued the security at $6,125 thousand at September 30, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2015 and December 31, 2014 of $226,322 thousand and $196,980 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$352,926	$-	$352,926	$-
Obligations of U.S. States and political subdivisions	714,279	-	714,279	-
Corporate securities	5,006,937	-	4,999,371	7,566
Asset-backed securities	438,397	-	438,397	-
Mortgage-backed securities
Commercial	284,809	-	284,809	-
Agency residential	2,426,067	-	2,426,067	-
Non-agency residential	978	-	978	-
Foreign government securities	1,300,961	-	1,300,961	-
Foreign corporate securities	2,965,606	-	2,959,481	6,125
Total fixed maturities, market value	13,490,960	-	13,477,269	13,691

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	112,999	97,871	15,128	-
Equity securities, fair value	1,357,311	1,267,765	89,546	-

Liabilities:
Equity index put option contracts	$52,247	$-	$-	$52,247

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$1,958	$7,837	$9,795	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	(8)	62	54	(4)	-	177	173
Included in other comprehensive income (loss)	(137)	(1,287)	(1,424)	(139)	-	(1,216)	(1,355)
Purchases, issuances and settlements	1,723	-	1,723	3,651	-	-	3,651
Transfers in and/or (out) of Level 3	4,030	(487)	3,543	4,058	(8,597)	(2)	(4,541)
Ending balance	$7,566	$6,125	$13,691	$7,566	$-	$6,125	$13,691

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

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs, of $4,541 thousand and $2,367 thousand of investments for the nine months ended September 30, 2015 and 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014 and 2013, respectively.  The securities were subsequently priced using a recognized pricing service as of September 30, 2015 and 2014, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Liabilities:
Balance, beginning of period	$40,819	$33,309	$47,022	$35,423
Total (gains) or losses (realized/unrealized)
Included in earnings	11,428	(1,855)	5,225	(3,968)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$52,247	$31,455	$52,247	$31,455

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2015	2014
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$421,552	$93,378
Unaffiliated third party investments during period, net	336,848	279,200
Net income (loss) attributable to noncontrolling interests	61,526	59,307
Dividends paid on third party investment in redeemable noncontrolling interest	(67,233)	(10,334)
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$752,692	$421,552

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$88,553	$274,916	$620,588	$859,033
Less: dividends declared-common shares and nonvested common shares	(41,698)	(33,973)	(125,905)	(103,034)
Undistributed earnings	46,855	240,943	494,683	755,999
Percentage allocated to common shareholders (1)	99.0%	98.9%	98.9%	99.0%
	46,364	238,407	489,434	748,273
Add: dividends declared-common shareholders	41,293	33,631	124,638	101,993
Numerator for basic and diluted earnings per common share	$87,657	$272,038	$614,072	$850,266

Denominator
Denominator for basic earnings per weighted-average common shares	43,361	44,941	43,728	45,615
Effect of dilutive securities:
Options	367	415	392	426
Denominator for diluted earnings per adjusted weighted-average common shares	43,728	45,356	44,120	46,041

Per common share net income (loss)
Basic	$2.02	$6.05	$14.04	$18.64
Diluted	$2.00	$6.00	$13.92	$18.47

(1) Basic weighted-average common shares outstanding	43,361	44,941	43,728	45,615
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	43,820	45,419	44,197	46,086
Percentage allocated to common shareholders	99.0%	98.9%	98.9%	99.0%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2015 and 2014.

All outstanding options expire on or between February 21, 2017 and September 19, 2022.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2015	2014
The Prudential	$142,661	$142,653
Unaffiliated life insurance company	32,414	31,964

10.  OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(105,356)	$14,558	$(90,798)	$(178,878)	$29,004	$(149,874)
URA(D) on securities - OTTI	(253)	(8)	(261)	8,954	(3,415)	5,539
Reclassification of net realized losses (gains) included in net income (loss)	29,235	(4,639)	24,596	82,967	(23,441)	59,526
Foreign currency translation adjustments	(47,298)	14,793	(32,505)	(104,542)	24,034	(80,508)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,393	(837)	1,556	7,336	(2,567)	4,769
Total other comprehensive income (loss)	$(121,279)	$23,867	$(97,412)	$(184,163)	$23,615	$(160,548)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(84,122)	$10,309	$(73,813)	$75,275	$(9,777)	$65,498
URA(D) on securities - OTTI	(261)	-	(261)	(180)	-	(180)
Reclassification of net realized losses (gains) included in net income (loss)	(7,024)	1,340	(5,684)	(1,938)	297	(1,641)
Foreign currency translation adjustments	(38,998)	4,024	(34,974)	(42,998)	4,624	(38,374)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,269	(444)	825	3,640	(1,274)	2,366
Total other comprehensive income (loss)	$(129,136)	$15,229	$(113,907)	$33,799	$(6,130)	$27,669

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2015	2014	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$29,235	$(7,024)	$82,967	$(1,938)	Other net realized capital gains (losses)
	(4,639)	1,340	(23,441)	297	Income tax expense (benefit)
	$24,596	$(5,684)	$59,526	$(1,641)	Net income (loss)

Benefit plan net gain (loss)	$2,393	$1,269	$7,336	$3,640	Other underwriting expenses
	(837)	(444)	(2,567)	(1,274)	Income tax expense (benefit)
	$1,556	$825	$4,769	$2,366	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2015	2014
Beginning balance of URA (D) on securities	$223,250	$201,154
Current period change in URA (D) of investments - temporary	(90,348)	28,767
Current period change in URA (D) of investments - non-credit OTTI	5,539	(6,671)
Ending balance of URA (D) on securities	138,441	223,250

Beginning balance of foreign currency translation adjustments	(99,947)	(4,530)
Current period change in foreign currency translation adjustments	(80,508)	(95,417)
Ending balance of foreign currency translation adjustments	(180,455)	(99,947)

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	4,769	(36,090)
Ending balance of benefit plan net gain (loss)	(70,217)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$(112,231)	$48,317

11.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Credit facility fees incurred	$132	$132	$431	$527

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2015, was $5,277,454 thousand.  As of September 30, 2015, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2015			At December 31, 2014
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
Tranche Two		600,000	456,379	12/31/2015	600,000	444,012	12/31/2015
Total Wells Fargo Bank Group Credit Facility		$800,000	$456,379		$800,000	$444,012

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2015			At December 31, 2014
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2015	$300,000	$112	8/30/2015
		65,013	12/31/2015		3,672	11/24/2015
		2,681	12/31/2016		70,922	12/31/2015
		173	8/30/2017		2,014	12/31/2016
		119,002	9/30/2019		149,353	12/30/2018
Total Citibank Bilateral Agreement	$300,000	$190,541		$300,000	$226,073

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

12.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2015, the total amount on deposit in trust accounts was $404,008 thousand.

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

				September 30, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	$400,000	$400,000	$388,768	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$4,868	$8,256	$14,604	$16,385

14.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,367	$218,281	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$537,483	$640,660	$1,464,840	$1,573,776
Net written premiums	511,238	615,078	1,383,647	1,536,114

Premiums earned	$488,485	$559,488	$1,480,427	$1,478,258
Incurred losses and LAE	225,944	249,004	699,575	701,473
Commission and brokerage	121,050	123,432	364,005	339,166
Other underwriting expenses	13,718	12,118	37,054	33,054
Underwriting gain (loss)	$127,773	$174,934	$379,793	$404,565

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$354,871	$406,254	$966,091	$1,181,513
Net written premiums	318,478	352,608	896,872	977,235

Premiums earned	$291,396	$320,020	$935,228	$958,399
Incurred losses and LAE	229,013	236,559	630,752	604,166
Commission and brokerage	70,894	73,143	226,321	215,716
Other underwriting expenses	9,128	8,758	25,292	24,683
Underwriting gain (loss)	$(17,639)	$1,560	$52,863	$113,834

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$267,035	$205,342	$605,365	$573,793
Net written premiums	251,678	189,447	557,453	548,210

Premiums earned	$222,240	$181,754	$616,241	$546,699
Incurred losses and LAE	154,327	108,961	372,572	310,602
Commission and brokerage	52,980	48,421	151,356	140,968
Other underwriting expenses	9,457	9,360	27,045	25,805
Underwriting gain (loss)	$5,476	$15,012	$65,268	$69,324

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$489,124	$364,111	$1,173,012	$911,242
Net written premiums	418,960	310,690	1,022,389	802,431

Premiums earned	$360,742	$290,518	$888,711	$742,038
Incurred losses and LAE	262,328	239,823	662,052	557,047
Commission and brokerage	50,268	40,418	127,125	114,535
Other underwriting expenses	35,677	31,311	99,232	83,672
Underwriting gain (loss)	$12,469	$(21,034)	$302	$(13,216)

	Three Months Ended		Nine Months Ended
Mt. Logan Re	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross written premiums	$72,200	$50,334	$183,694	$109,163
Net written premiums	60,903	49,757	153,281	98,666

Premiums earned	$50,777	$38,218	$132,508	$81,411
Incurred losses and LAE	16,485	3,410	36,272	19,575
Commission and brokerage	4,856	5,105	13,325	9,823
Other underwriting expenses	2,687	1,566	6,659	4,951
Underwriting gain (loss)	$26,749	$28,137	$76,252	$47,062

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Underwriting gain (loss)	$154,828	$198,609	$574,478	$621,569
Net investment income	115,511	142,143	363,140	396,524
Net realized capital gains (losses)	(159,971)	(9,448)	(194,654)	70,694
Net derivative gain (loss)	(11,428)	1,855	(5,225)	3,968
Corporate expenses	(5,924)	(9,958)	(17,312)	(18,802)
Interest, fee and bond issue cost amortization expense	(8,990)	(12,424)	(27,006)	(28,970)
Other income (expense)	17,413	11,332	59,561	(5,835)
Income (loss) before taxes	$101,439	$322,109	$752,982	$1,039,148

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
United Kingdom gross written premium	$212,039	$199,052	$565,143	$536,928

No other country represented more than 5% of the Company's revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2015, share-based compensation awards granted were 4,720 restricted shares, granted on September 9, 2015, with a fair value of $176.37 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,203	$2,460	$9,398	$7,381
Interest cost	2,758	2,542	7,926	7,625
Expected return on plan assets	(2,904)	(2,822)	(8,710)	(8,468)
Amortization of prior service cost	4	13	15	38
Amortization of net (income) loss	2,312	1,173	6,824	3,356
FAS 88 settlement charge	-	5,269	-	5,269
Net periodic benefit cost	$5,373	$8,635	$15,453	$15,201

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$498	$407	$1,498	$1,221
Interest cost	329	342	987	1,026
Amortization of net (income) loss	76	82	497	246
Net periodic benefit cost	$903	$831	$2,982	$2,493

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2015 and 2014.

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

19.  DISPOSITIONS

On July 13, 2015, the Company closed its agreement to sell all of the outstanding shares of capital stock of Mt. McKinley, a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  The Company received $20,156 thousand in cash for Mt. McKinley and did not recognize any realized gain or loss from the sale.

Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Everest Reinsurance (Bermuda), Ltd. ("Everest Re Bermuda"), a wholly-owned subsidiary of the Company.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140,279 thousand, an amount equal to the net loss reserves as of the closing date.  The maximum liability retroceded under the retrocession treaty will be $440,279 thousand, equal to the retrocession payment plus $300,000 thousand.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

20.  SUBSEQUENT EVENTS

The Company is currently negotiating two additional reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  Kilimanjaro will fund the catastrophe reinsurance coverage through the issuance of two classes of catastrophe reinsurance bonds.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there were flooding and wind storm events in Europe and Asia in the latter part of 2013, the overall 2013 catastrophe losses for the industry were lower than average.  This lower level of losses, combined with increased competition resulted in downward pressure on rates in certain geographical areas during 2014.  Catastrophe results during 2014 and through the third quarter of 2015 were also below historical averages, which could have a negative impact on worldwide regional catastrophe markets for the balance of 2015.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Gross written premiums	$1,720.7	$1,666.7	3.2%	$4,393.0	$4,349.5	1.0%
Net written premiums	1,561.3	1,517.6	2.9%	4,013.6	3,962.7	1.3%

REVENUES:
Premiums earned	$1,413.6	$1,390.0	1.7%	$4,053.1	$3,806.8	6.5%
Net investment income	115.5	142.1	-18.7%	363.1	396.5	-8.4%
Net realized capital gains (losses)	(160.0)	(9.4)	NM	(194.7)	70.7	NM
Net derivative gain (loss)	(11.4)	1.9	NM	(5.2)	4.0	-231.7%
Other income (expense)	17.4	11.3	53.6%	59.6	(5.8)	NM
Total revenues	1,375.2	1,535.9	-10.5%	4,275.9	4,272.2	0.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	888.1	837.8	6.0%	2,401.2	2,192.9	9.5%
Commission, brokerage, taxes and fees	300.0	290.5	3.3%	882.1	820.2	7.5%
Other underwriting expenses	70.7	63.1	12.0%	195.3	172.2	13.4%
Corporate expenses	5.9	10.0	-40.5%	17.3	18.8	-7.9%
Interest, fees and bond issue cost amortization expense	9.0	12.4	-27.6%	27.0	29.0	-6.8%
Total claims and expenses	1,273.7	1,213.8	4.9%	3,523.0	3,233.0	9.0%

INCOME (LOSS) BEFORE TAXES	101.4	322.1	-68.5%	753.0	1,039.1	-27.5%
Income tax expense (benefit)	(6.1)	20.9	-129.4%	70.9	137.9	-48.6%
NET INCOME (LOSS)	$107.6	$301.3	-64.3%	$682.1	$901.2	-24.3%
Net (income) loss attributable to noncontrolling interests	(19.0)	(26.3)	-27.8%	(61.5)	(42.2)	45.9%
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$88.6	$274.9	-67.8%	$620.6	$859.0	-27.8%

RATIOS:			Point Change			Point Change
Loss ratio	62.8%	60.3%	2.5	59.2%	57.6%	1.6
Commission and brokerage ratio	21.2%	20.9%	0.3	21.8%	21.5%	0.3
Other underwriting expense ratio	5.0%	4.5%	0.5	4.8%	4.6%	0.2
Combined ratio	89.0%	85.7%	3.3	85.8%	83.7%	2.1

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2015	2014	(Decrease)
Balance sheet data:
Total investments and cash				$17,647.2	$17,435.9	1.2%
Total assets				21,682.3	20,817.8	4.2%
Loss and loss adjustment expense reserves				9,966.0	9,720.8	2.5%
Total debt				638.4	638.4	0.0%
Total liabilities				13,443.3	12,945.2	3.8%
Redeemable noncontrolling interests - Mt. Logan Re				752.7	421.6	78.6%
Shareholders' equity				7,486.3	7,451.1	0.5%
Book value per share				173.76	166.75	4.2%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 3.2% to $1,720.7 million for the three months ended September 30, 2015, compared to $1,666.7 million for the three months ended September 30, 2014, reflecting a $125.0 million, or 34.3%, increase in our insurance business and a $21.9 million increase from the Mt. Logan Re segment, partially offset by a $92.9 million, or 7.4%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to the strategic initiative to expand our insurance operations resulting in increases in most lines of business.  The decline in reinsurance premiums were due mainly to decreases in treaty casualty and treaty property lines of business and a negative impact of $48.1 million from the year over year movement in foreign exchange rates. Gross written premiums increased by 1.0% to $4,393.0 million for the nine months ended September 30, 2015 compared to $4,349.5 million for the nine months ended September 30, 2014, reflecting an increase of $261.8 million, or 28.7%, in our insurance business and a $74.5 million increase from the Mt. Logan Re segment, partially offset by a $292.8 million, or 8.8%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was due mainly to decreases in treaty casualty and treaty property lines of business, reductions in the quota share agreements and a negative impact of $115.1 million from the year over year movement in foreign exchange rates.

Net written premiums increased by 2.9% to $1,561.3 million for the three months ended September 30, 2015 compared to $1,517.6 million for the three months ended September 30, 2014, and increased by 1.3% to $4,013.6 million for the nine months ended September 30, 2015 compared to $3,962.7 million for the nine months ended September 30, 2014.  These increases are consistent with the increase in gross written premiums. Premiums earned increased by 1.7% to $1,413.6 million for the three months ended September 30, 2015 compared to $1,390.0 million for the three months ended September 30, 2014 and increased by 6.5% to $4,053.1 million for the nine months ended September 30, 2015 compared to $3,806.8 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 18.7% to $115.5 million for the three months ended September 30, 2015 compared with net investment income of $142.1 million for the three months ended September 30, 2014.  Net investment income decreased by 8.4% to $363.1 million for the nine months ended September 30, 2015 compared with net investment income of $396.5 million for the nine months ended September 30, 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 2.7% and 2.8% for the three and nine months ended September 30, 2015, respectively, compared to 3.4% and 3.2% for the three and nine months ended September 30, 2014, respectively.  The decline in income and yield was primarily the result of a decrease in our limited partnership income, combined with lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses).  Net realized capital losses were $160.0 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively.  The $160.0 million was comprised of $117.1 million of net losses from fair value re-measurements, $22.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.4 million of other-than-temporary impairments.  The net realized capital losses of $9.4 million for the three months ended September 30, 2014 were the result of $14.7 million of net losses from fair value re-measurements on fixed maturity and equity securities and $0.1 million of other-than-temporary impairments, which were partially offset by $5.4 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital losses were $194.7 million for the nine months ended September 30, 2015, and net realized capital gains were $70.7 million for the nine months ended September 30, 2014.  The $194.7 million was comprised of $98.7 million of net losses from fair value re-measurements, $62.7 million of other-than-temporary impairments and $33.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $70.7 million for the nine months ended September 30, 2014 were the result of $69.6 million of net gains from fair value re-measurements on fixed maturity and equity securities and $1.6 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.5 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $11.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively, and net derivative gains of $1.9 million and $4.0 million for the three and nine months ended September 30, 2014, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $17.4 million and $59.6 million for the three and nine months ended September 30, 2015, respectively.  We recorded other income of $11.3 million and other expense of $5.8 million for the three and nine months ended September 30, 2014, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$848.1	60.1%		$-	0.0%		$848.1	60.1%
Catastrophes	40.0	2.7%		-	0.0%		40.0	2.7%
Total	$888.1	62.8%		$-	0.0%		$888.1	62.8%

2014
Attritional (a)	$807.3	58.1%		$0.5	0.0%		$807.8	58.1%
Catastrophes	30.0	2.2%		-	0.0%		30.0	2.2%
Total	$837.3	60.3%		$0.5	0.0%		$837.8	60.3%

Variance 2015/2014
Attritional	$40.8	2.0	pts	$(0.5)	-	pts	$40.3	2.0	pts
Catastrophes	10.0	0.5	pts	-	-	pts	10.0	0.4	pts
Total segment	$50.8	2.5	pts	$(0.5)	-	pts	$50.3	2.5	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$2,332.1	57.5%		$(0.8)	0.0%		$2,331.3	57.5%
Catastrophes	80.0	2.0%		(10.0)	-0.3%		70.0	1.7%
Total	$2,412.1	59.5%		$(10.8)	-0.3%		$2,401.2	59.2%

2014
Attritional (a)	$2,120.8	55.7%		$(2.9)	-0.1%		$2,117.9	55.6%
Catastrophes	75.0	2.0%		-	0.0%		75.0	2.0%
Total	$2,195.8	57.7%		$(2.9)	-0.1%		$2,192.9	57.6%

Variance 2015/2014
Attritional	$211.3	1.8	pts	$2.1	0.1	pts	$213.4	1.9	pts
Catastrophes	5.0	-	pts	(10.0)	(0.3)	pts	(5.0)	(0.3)	pts
Total segment	$216.3	1.8	pts	$(7.9)	(0.2)	pts	$208.3	1.6	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 6.0% to $888.1 million for the three months ended September 30, 2015 compared to $837.8 million for the three months ended September 30, 2014, primarily due to an increase in current year attritional losses of $40.8 million resulting primarily from a $60.0 million loss from the explosion at the Chinese port of Tianjin and the impact of the increase in premiums earned. Current year catastrophe losses were $40.0 million for the three months ended September 30, 2015 and was due to the 2015 Chilean earthquake ($40.0 million).  The $30.0 million of current year catastrophe losses for the three months ended September 30, 2014 related to Hurricane Odile ($20.0 million) and the 2014 Chilean earthquake ($10.0 million).

Incurred losses and LAE increased by 9.5% to $2,401.2 million for the nine months ended September 30, 2015 compared to $2,192.9 million for the nine months ended September 30, 2014, primarily due to an increase in current year attritional losses of $211.3 million resulting primarily from a $60.0 million loss from the explosion at the Chinese port of Tianjin and the impact of the increase in premiums earned, partially offset by $10.0 million of favorable development on prior years' catastrophe losses related to 2013 U.S. Storms. Current year catastrophe losses were $80.0 million for the nine months ended September 30, 2015 and related to the 2015 Chilean earthquake ($40.0 million), the Northern Chile storms ($20.0 million) and the New South Wales storms ($20.0 million).  The $75.0 million of current year catastrophe losses for the nine months ended September 30, 2014 related to the Japan snowstorm ($30.0 million), the 2014 Chilean earthquake ($25.0 million) and Hurricane Odile ($20.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 3.3% to $300.0 million for the three months ended September 30, 2015 compared to $290.5 million for the three months ended September 30, 2014.  Commission, brokerage, taxes and fees increased by 7.5% to $882.1 million for the nine months ended September 30, 2015 compared to $820.2 million for the nine months ended September 30, 2014.  These changes were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $70.7 million and $63.1 million for the three months ended September 30, 2015 and 2014, respectively.  Other underwriting expenses were $195.3 million and $172.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $5.9 million and $17.3 million for the three and nine months ended September 30, 2015, respectively, and $10.0 million and $18.8 million for the three and nine months ended September 30, 2014, respectively. The decreases were due to non-recurring employee benefit charges incurred during the third quarter of 2014.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.0 million and $12.4 million for the three months ended September 30, 2015 and 2014, respectively.  Interest, fees and other bond amortization expense was $27.0 million and $29.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The decreases were primarily due to the combination of the maturity of $250.0 million of senior notes in October 2014, and the issuance of $400.0 million of senior notes in June 2014.

Income Tax Expense (Benefit).  We had income tax benefit of $6.1 million and income tax expense of $20.9 million for the three months ended September 30, 2015 and 2014, respectively, and income tax expenses of $70.9 million and $137.9 million for the nine months ended September 30, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The variance in income tax expense for the three and nine months ended September 30, 2015 compared to 2014 were primarily due to higher net realized capital losses in the U.S.

Net Income (Loss).
Our net income was $107.6 million and $301.3 million for the three months ended September 30, 2015 and 2014, respectively.  Our net income was $682.1 million and $901.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $88.6 million and $274.9 million for the three months ended September 30, 2015 and 2014, respectively.  Our net income attributable to Everest Re Group was $620.6 million and $859.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio increased by 3.3 points to 89.0% for the three months ended September 30, 2015 compared to 85.7% for the three months ended September 30, 2014, and increased by 2.1 points to 85.8% for the nine months ended September 30, 2015, compared to 83.7% for the nine months ended September 30, 2014.  The loss ratio components increased 2.5 points and 1.6 points for the three and nine months ended September 30, 2015, respectively, over the same periods last year primarily due to $60.0 million of losses from the explosion at the Chinese port of Tianjin. The commission and brokerage ratio components increased 0.3 points for the three and nine months ended September 30, 2015.  The other underwriting expense ratio components increased by 0.5 points and 0.2 points for the three and nine months ended September 30, 2015, respectively, over the same period last year.

Shareholders' Equity.
Shareholders' equity increased by $35.2 million to $7,486.3 million at September 30, 2015 from $7,451.1 million at December 31, 2014, principally as a result of $620.6 million of net income attributable to Everest Re Group, share-based compensation transactions of $26.0 million and $4.8 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.8 million common shares for $325.0 million, $125.9 million of shareholder dividends, $84.8 million of unrealized depreciation on investments, net of tax, and $80.5 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 18.7% to $115.5 million for the three months ended September 30, 2015 compared to $142.1 million for the three months ended September 30, 2014, and decreased by 8.4% to $363.1 million for the nine months ended September 30, 2015 compared to $396.5 million for the nine months ended September 30, 2014, primarily due to a decrease in limited partnership income and a decline in income from our fixed maturities and equity securities, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Fixed maturities	$108.1	$115.1	$327.0	$348.9
Equity securities	11.1	11.1	35.8	36.1
Short-term investments and cash	0.4	0.3	1.1	1.2
Other invested assets
Limited partnerships	0.4	21.7	14.0	25.7
Other	(0.2)	0.9	1.4	3.2
Gross investment income before adjustments	119.7	149.0	379.2	415.1
Funds held interest income (expense)	2.6	1.8	8.2	6.9
Future policy benefit reserve income (expense)	(0.3)	(0.5)	(1.4)	(0.9)
Gross investment income	122.0	150.3	386.0	421.0
Investment expenses	(6.5)	(8.2)	(22.8)	(24.5)
Net investment income	$115.5	$142.1	$363.1	$396.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2015	2014
Imbedded pre-tax yield of cash and invested assets	3.0%	3.0%
Imbedded after-tax yield of cash and invested assets	2.5%	2.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Annualized pre-tax yield on average cash and invested assets	2.7%	3.4%	2.8%	3.2%
Annualized after-tax yield on average cash and invested assets	2.2%	2.7%	2.3%	2.7%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	2015	2014	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$11.8	$12.7	$(0.9)	$37.5	$27.5	$10.0
Losses	(17.0)	(5.5)	(11.5)	(53.3)	(23.9)	(29.4)
Total	(5.2)	7.3	(12.5)	(15.8)	3.7	(19.5)

Fixed maturity securities, fair value:
Gains	-	0.1	(0.1)	-	1.3	(1.3)
Losses	-	-	-	-	(0.3)	0.3
Total	-	0.1	(0.1)	-	1.0	(1.0)

Equity securities, market value:
Gains	-	-	-	-	-	-
Losses	(3.6)	(0.1)	(3.5)	(4.5)	(1.2)	(3.3)
Total	(3.6)	(0.1)	(3.5)	(4.5)	(1.2)	(3.3)

Equity securities, fair value:
Gains	5.3	2.5	2.8	18.9	13.0	5.9
Losses	(18.9)	(4.4)	(14.5)	(31.9)	(14.9)	(17.0)
Total	(13.6)	(1.9)	(11.7)	(13.0)	(1.9)	(11.1)

Total net realized capital gains (losses) from sales:
Gains	17.1	15.4	1.7	56.4	41.9	14.5
Losses	(39.5)	(10.0)	(29.5)	(89.7)	(40.3)	(49.4)
Total	(22.5)	5.4	(27.9)	(33.3)	1.6	(34.9)

Other-than-temporary impairments:	(20.4)	(0.1)	(20.3)	(62.7)	(0.5)	(62.2)

Gains (losses) from fair value adjustments:
Fixed maturity securities, fair value	-	(0.9)	0.9	0.1	(0.9)	1.0
Equity securities, fair value	(117.1)	(13.8)	(103.3)	(98.7)	70.5	(169.2)
Total	(117.1)	(14.7)	(102.4)	(98.7)	69.6	(168.3)

Total net realized capital gains (losses)	$(160.0)	$(9.4)	$(150.6)	$(194.7)	$70.7	$(265.4)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $160.0 million and $9.4 million for three months ended September 30, 2015 and 2014, respectively.  For the three months ended September 30, 2015, we recorded $117.1 million of net losses from fair value re-measurements, $22.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.4 million of other-than-temporary impairments.  For the three months ended September 30, 2014 we recorded $14.7 million of net losses from fair value re-measurements on fixed maturity and equity securities and $0.1 million of other-than-temporary impairments, which were partially offset by $5.4 million of net realized capital gains from sales on our fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended September 30, 2015 and 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $194.7 million for nine months ended September 30, 2015 and net realized capital gains were $70.7 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, we recorded $98.7 million of net losses from fair value re-measurements, $62.7 million of other-than-temporary impairments and $33.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  For the nine months ended September 30, 2014 we recorded $69.6 million of net gains from fair value re-measurements on fixed maturity and equity securities and $1.6 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.5 million of other-than-temporary impairments.  The fixed maturity and equity sales for the nine months ended September 30, 2015 and 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$537.5	$640.7	$(103.2)	-16.1%	$1,464.8	$1,573.8	$(108.9)	-6.9%
Net written premiums	511.2	615.1	(103.8)	-16.9%	1,383.6	1,536.1	(152.5)	-9.9%

Premiums earned	$488.5	$559.5	$(71.0)	-12.7%	$1,480.4	$1,478.3	$2.2	0.1%
Incurred losses and LAE	225.9	249.0	(23.1)	-9.3%	699.6	701.5	(1.9)	-0.3%
Commission and brokerage	121.1	123.4	(2.4)	-1.9%	364.0	339.2	24.8	7.3%
Other underwriting expenses	13.7	12.1	1.6	13.2%	37.1	33.1	4.0	12.1%
Underwriting gain (loss)	$127.8	$174.9	$(47.2)	-27.0%	$379.8	$404.6	$(24.8)	-6.1%

				Point Chg				Point Chg
Loss ratio	46.3%	44.5%		1.8	47.3%	47.5%		(0.2)
Commission and brokerage ratio	24.8%	22.1%		2.7	24.6%	22.9%		1.7
Other underwriting expense ratio	2.7%	2.1%		0.6	2.4%	2.2%		0.2
Combined ratio	73.8%	68.7%		5.1	74.3%	72.6%		1.7

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 16.1% to $537.5 million for the three months ended September 30, 2015 from $640.7 million for the three months ended September 30, 2014, primarily due to the decrease in treaty casualty and treaty property lines of business resulting from the cancellation of some contracts. Net written premiums decreased by 16.9% to $511.2 million for the three months ended September 30, 2015 compared to $615.1 million for the three months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned decreased 12.7% to $488.5 million for the three months ended September 30, 2015 compared to $559.5 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 6.9% to $1,464.8 million for the nine months ended September 30, 2015 from $1,573.8 million for the nine months ended September 30, 2014, primarily due to a decrease in treaty casualty and treaty property lines of business resulting from the cancellation of some contracts. Net written premiums decreased by 9.9% to $1,383.6 million for the nine months ended September 30, 2015 compared to $1,536.1 million for the nine months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 0.1% to $1,480.4 million for the nine months ended September 30, 2015 compared to $1,478.3 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$225.5	46.2%		$0.5	0.2%		$226.0	46.4%
Catastrophes	0.2	0.0%		(0.3)	-0.1%		(0.1)	-0.1%
Total segment	$225.7	46.2%		$0.2	0.1%		$225.9	46.3%

2014
Attritional	$246.7	44.1%		$1.3	0.2%		$248.1	44.3%
Catastrophes	-	0.0%		0.9	0.2%		0.9	0.2%
Total segment	$246.7	44.1%		$2.3	0.4%		$249.0	44.5%

Variance 2015/2014
Attritional	$(21.2)	2.1	pts	$(0.8)	-	pts	$(22.1)	2.1	pts
Catastrophes	0.2	-	pts	(1.2)	(0.3)	pts	(1.0)	(0.3)	pts
Total segment	$(21.0)	2.1	pts	$(2.1)	(0.3)	pts	$(23.1)	1.8	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$732.4	49.5%		$(24.3)	-1.6%		$708.1	47.9%
Catastrophes	0.2	0.0%		(8.8)	-0.6%		(8.5)	-0.6%
Total segment	$732.6	49.5%		$(33.1)	-2.2%		$699.6	47.3%

2014
Attritional	$691.3	46.8%		$2.3	0.2%		$693.6	46.9%
Catastrophes	6.3	0.4%		1.5	0.1%		7.8	0.5%
Total segment	$697.7	47.2%		$3.8	0.3%		$701.5	47.5%

Variance 2015/2014
Attritional	$41.1	2.7	pts	$(26.6)	(1.8)	pts	$14.5	1.0	pts
Catastrophes	(6.1)	(0.4)	pts	(10.3)	(0.7)	pts	(16.3)	(1.1)	pts
Total segment	$34.9	2.3	pts	$(36.9)	(2.5)	pts	$(1.9)	(0.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 9.3% to $225.9 million for the three months ended September 30, 2015 compared to $249.0 million for the three months ended September 30, 2014, primarily due to the decrease in current year attritional losses of $21.2 million related to the decline in earned premiums, partially offset by $14.2 million related to the explosion at the Chinese port of Tianjin.  Current year catastrophe losses were $0.2 million for the three months ended September 30, 2015 and related to the New South Wales storms. There were no current year catastrophe losses for the three months ended September 30, 2014.

Incurred losses decreased by 0.3% to $699.6 million for the nine months ended September 30, 2015 compared to $701.5 million for the nine months ended September 30, 2014, primarily due to favorable development of $26.6 million on prior year attritional losses in 2015 compared to 2014 related to treaty casualty and marine lines of business and favorable development of $10.3 million on prior years' catastrophe losses in 2015 compared to 2014 mainly related to 2013 U.S. Storms. This favorable development was partially offset by the increase in current year attritional losses of $41.1 million resulting primarily from $14.2 million related to the explosion at the Chinese port of Tianjin and non-catastrophe weather related losses. Current year catastrophe losses were $0.2 million for the nine months ended September 30, 2015, and related to the New South Wales storms. The $6.3 million of current year catastrophe losses for the nine months ended September 30, 2014 related to the Japan snowstorm.

Segment Expenses.  Commission and brokerage expenses decreased by 1.9% to $121.1 million for the three months ended September 30, 2015 compared to $123.4 million for the three months ended September 30, 2014.  The variance was primarily due to the impact of the decrease in premiums earned.  Commission and brokerage expenses increased by 7.3% to $364.0 million for the nine months ended September 30, 2015 compared to $339.2 million for the nine months ended September 30, 2014.  The variance was primarily due to the impact of changes in the mix of business.

Segment other underwriting expenses increased to $13.7 million for the three months ended September 30, 2015 from $12.1 million for the three months ended September 30, 2014.  Segment other underwriting expenses increased to $37.1 million for the nine months ended September 30, 2015 from $33.1 million for the nine months ended September 30, 2014.  The year over year increase was primarily due to the impact of changes in the mix of business and higher employee benefit costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$354.9	$406.3	$(51.4)	-12.6%	$966.1	$1,181.5	$(215.4)	-18.2%
Net written premiums	318.5	352.6	(34.1)	-9.7%	896.9	977.2	(80.4)	-8.2%

Premiums earned	$291.4	$320.0	$(28.6)	-8.9%	$935.2	$958.4	$(23.2)	-2.4%
Incurred losses and LAE	229.0	236.6	(7.5)	-3.2%	630.8	604.2	26.6	4.4%
Commission and brokerage	70.9	73.1	(2.2)	-3.1%	226.3	215.7	10.6	4.9%
Other underwriting expenses	9.1	8.8	0.4	4.2%	25.3	24.7	0.6	2.5%
Underwriting gain (loss)	$(17.6)	$1.6	$(19.2)	NM	$52.9	$113.8	$(61.0)	-53.6%

				Point Chg				Point Chg
Loss ratio	78.6%	73.9%		4.7	67.4%	63.0%		4.4
Commission and brokerage ratio	24.3%	22.9%		1.4	24.2%	22.5%		1.7
Other underwriting expense ratio	3.2%	2.7%		0.5	2.7%	2.6%		0.1
Combined ratio	106.1%	99.5%		6.6	94.3%	88.1%		6.2

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 12.6% to $354.9 million for the three months ended September 30, 2015 compared to $406.3 million for the three months ended September 30, 2014, primarily due to declines in Latin American and Asian business, and the negative impact of $29.9 million from the movement of foreign exchange rates.  Net written premiums decreased by 9.7% to $318.5 million for the three months ended September 30, 2015 compared to $352.6 million for the three months ended September 30, 2014 which is consistent with the change in gross written premiums. Premiums earned decreased 8.9% to $291.4 million for the three months ended September 30, 2015 compared to $320.0 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 18.2% to $966.1 million for the nine months ended September 30, 2015 compared to $1,181.5 million for the nine months ended September 30, 2014, primarily due to declines in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of $65.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 8.2% to $896.9 million for the nine months ended September 30, 2015 compared to $977.2 million for the nine months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 2.4% to $935.2 million for the nine months ended September 30, 2015 compared to $958.4 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$195.5	67.1%		$0.4	0.1%		$195.9	67.2%
Catastrophes	34.4	11.8%		(1.3)	-0.4%		33.1	11.4%
Total segment	$229.9	78.9%		$(0.9)	-0.3%		$229.0	78.6%

2014
Attritional	$213.0	66.5%		$(4.6)	-1.4%		$208.4	65.1%
Catastrophes	29.3	9.2%		(1.2)	-0.4%		28.1	8.8%
Total segment	$242.3	75.7%		$(5.8)	-1.8%		$236.6	73.9%

Variance 2015/2014
Attritional	$(17.5)	0.6	pts	$5.0	1.5	pts	$(12.5)	2.1	pts
Catastrophes	5.1	2.6	pts	(0.1)	-	pts	5.0	2.6	pts
Total segment	$(12.4)	3.2	pts	$4.9	1.5	pts	$(7.5)	4.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$565.2	60.4%		$(2.7)	-0.3%		$562.5	60.1%
Catastrophes	71.3	7.6%		(3.1)	-0.3%		68.2	7.3%
Total segment	$636.6	68.0%		$(5.8)	-0.6%		$630.8	67.4%

2014
Attritional	$548.2	57.1%		$(4.7)	-0.5%		$543.5	56.6%
Catastrophes	63.9	6.7%		(3.3)	-0.3%		60.6	6.4%
Total segment	$612.1	63.8%		$(8.0)	-0.8%		$604.2	63.0%

Variance 2015/2014
Attritional	$17.0	3.3	pts	$2.0	0.2	pts	$19.0	3.5	pts
Catastrophes	7.4	0.9	pts	0.2	-	pts	7.6	0.9	pts
Total segment	$24.5	4.2	pts	$2.2	0.2	pts	$26.6	4.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 3.2% to $229.0 million for the three months ended September 30, 2015 compared to $236.6 million for the three months ended September 30, 2014, primarily due to the decrease in current year attritional losses of $17.5 million, reflecting a decline in premiums earned, partially offset by $29.7 million of losses from the explosion at the Chinese port of Tianjin.  The reduction in current year attritional losses was further offset by an increase in current year catastrophe losses of $5.1 million and by an increase of $5.0 million in prior years' attritional losses. The $34.4 million of current year catastrophe losses for the three months ended September 30, 2015 were entirely related to the 2015 Chilean earthquake. The $29.3 million of current year catastrophe losses for the three months ended September 30, 2014 were due to Hurricane Odile ($19.7 million) and the 2014 Chilean earthquake ($9.6 million).

Incurred losses and LAE increased by 4.4% to $630.8 million for the nine months ended September 30, 2015 compared to $604.2 million for the nine months ended September 30, 2014, primarily due to the increase in current year attritional losses of $17.0 million, mainly related to $29.7 million of losses from the explosion at the Chinese port of Tianjin, and an increase in current year catastrophe losses of $7.4 million. The $71.3 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the 2015 Chilean earthquake ($34.8 million), the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.5 million).  The $63.9 million of current year catastrophe losses for the nine months ended September 30, 2014 were due to the 2014 Chilean earthquake ($24.2 million), Japan snowstorm ($20.0 million) and Hurricane Odile ($19.7 million).

Segment Expenses.  Commission and brokerage decreased by 3.1% to $70.9 million for the three months ended September 30, 2015 compared to $73.1 million for the three months ended September 30, 2014 mainly due to the decrease in premiums earned.  Commission and brokerage increased by 4.9% to $226.3 million for the nine months ended September 30, 2015 compared to $215.7 million for the nine months ended September 30, 2014.  The increase was mainly due to changes in the mix of business.

Segment other underwriting expenses increased slightly to $9.1 million for the three months ended September 30, 2015 compared to $8.8 million for the three months ended September 30, 2014 and increased slightly to $25.3 million for the nine months ended September 30, 2015 compared to $24.7 million for the nine months ended September 30, 2014.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$267.0	$205.3	$61.7	30.0%	$605.4	$573.8	$31.6	5.5%
Net written premiums	251.7	189.4	62.2	32.8%	557.5	548.2	9.2	1.7%

Premiums earned	$222.2	$181.8	$40.5	22.3%	$616.2	$546.7	$69.5	12.7%
Incurred losses and LAE	154.3	109.0	45.4	41.6%	372.6	310.6	62.0	20.0%
Commission and brokerage	53.0	48.4	4.6	9.4%	151.4	141.0	10.4	7.4%
Other underwriting expenses	9.5	9.4	0.1	1.0%	27.0	25.8	1.2	4.8%
Underwriting gain (loss)	$5.5	$15.0	$(9.5)	-63.5%	$65.3	$69.3	$(4.1)	-5.9%

				Point Chg				Point Chg
Loss ratio	69.4%	59.9%		9.5	60.5%	56.8%		3.7
Commission and brokerage ratio	23.8%	26.6%		(2.8)	24.6%	25.8%		(1.2)
Other underwriting expense ratio	4.3%	5.2%		(0.9)	4.3%	4.7%		(0.4)
Combined ratio	97.5%	91.7%		5.8	89.4%	87.3%		2.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 30.0% to $267.0 million for the three months ended September 30, 2015 compared to $205.3 million for the three months ended September 30, 2014, primarily due to increased property and casualty writings in the Bermuda and Ireland offices, partially offset by the negative impact of $16.7 million from the movement of foreign exchange rates. Net written premiums increased by 32.8% to $251.7 million for the three months ended September 30, 2015 compared to $189.4 million for the three months ended September 30, 2014 which is consistent with the change in gross written premiums. Premiums earned increased 22.3% to $222.2 million for the three months ended September 30, 2015 compared to $181.8 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 5.5% to $605.4 million for the nine months ended September 30, 2015 compared to $573.8 million for the nine months ended September 30, 2014, primarily due to increased property and casualty writings through the Bermuda and Ireland offices, partially offset by the negative impact of $45.1 million from the movement of foreign exchange rates.  Net written premiums increased by 1.7% to $557.5 million for the nine months ended September 30, 2015 compared to $548.2 million for the nine months ended September 30, 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 12.7% to $616.2 million for the nine months ended September 30, 2015 compared to $546.7 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$153.4	69.0%		$-	0.0%		$153.4	69.0%
Catastrophes	-	0.0%		0.9	0.4%		0.9	0.4%
Total segment	$153.4	69.0%		$0.9	0.4%		$154.3	69.4%

2014
Attritional	$108.8	59.8%		$-	0.0%		$108.8	59.8%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$108.8	59.8%		$0.2	0.1%		$109.0	59.9%

Variance 2015/2014
Attritional	$44.6	9.2	pts	$-	-	pts	$44.6	9.2	pts
Catastrophes	-	-	pts	0.7	0.3	pts	0.7	0.3	pts
Total segment	$44.6	9.2	pts	$0.7	0.3	pts	$45.4	9.5	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$376.5	61.1%		$(5.2)	-0.8%		$371.3	60.3%
Catastrophes	-	0.0%		1.3	0.2%		1.3	0.2%
Total segment	$376.5	61.1%		$(3.9)	-0.6%		$372.6	60.5%

2014
Attritional	$313.7	57.4%		$(5.0)	-0.9%		$308.7	56.5%
Catastrophes	-	0.0%		1.9	0.3%		1.9	0.3%
Total segment	$313.7	57.4%		$(3.1)	-0.6%		$310.6	56.8%

Variance 2015/2014
Attritional	$62.8	3.7	pts	$(0.2)	0.1	pts	$62.6	3.8	pts
Catastrophes	-	-	pts	(0.6)	(0.1)	pts	(0.6)	(0.1)	pts
Total segment	$62.8	3.7	pts	$(0.8)	-	pts	$62.0	3.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 41.6% to $154.3 million for the three months ended September 30, 2015 compared to $109.0 million for the three months ended September 30, 2014, primarily due to an increase of $44.6 million in current year attritional losses primarily related to the increase in premiums earned and $15.0 million of losses related to the explosion at the Chinese port of Tianjin. There were no current year catastrophe losses for the three months ended September 30, 2015 and 2014.

Incurred losses and LAE increased by 20.0% to $372.6 million for the nine months ended September 30, 2015 compared to $310.6 million for the nine months ended September 30, 2014, primarily due to an increase of $62.8 million in current year attritional losses primarily related to the increase in premiums earned and $15.0 million of losses related to the explosion at the Chinese port of Tianjin. There were no current year catastrophe losses for the nine months ended September 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 9.4% to $53.0 million for the three months ended September 30, 2015 compared to $48.4 million for the three months ended September 30, 2014.  Commission and brokerage increased by 7.4% to $151.4 million for the nine months ended September 30, 2015 compared to $141.0 million for the nine months ended September 30, 2014.  The rise was primarily due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased slightly to $9.5 million for the three months ended September 30, 2015 compared to $9.4 million for the three months ended September 30, 2014.  Segment other underwriting expenses increased to $27.0 million for the nine months ended September 30, 2015 compared to $25.8 million for the nine months ended September 30, 2014.  The increases were primarily due to the impact of the increases in premiums earned.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$489.1	$364.1	$125.0	34.3%	$1,173.0	$911.2	$261.8	28.7%
Net written premiums	419.0	310.7	108.3	34.8%	1,022.4	802.4	220.0	27.4%

Premiums earned	$360.7	$290.5	$70.2	24.2%	$888.7	$742.0	$146.7	19.8%
Incurred losses and LAE	262.3	239.8	22.5	9.4%	662.1	557.0	105.0	18.9%
Commission and brokerage	50.3	40.4	9.9	24.4%	127.1	114.5	12.6	11.0%
Other underwriting expenses	35.7	31.3	4.4	13.9%	99.2	83.7	15.6	18.6%
Underwriting gain (loss)	$12.5	$(21.0)	$33.5	-159.3%	$0.3	$(13.2)	$13.5	-102.3%

				Point Chg				Point Chg
Loss ratio	72.7%	82.5%		(9.8)	74.5%	75.1%		(0.6)
Commission and brokerage ratio	13.9%	13.9%		-	14.3%	15.4%		(1.1)
Other underwriting expense ratio	9.9%	10.8%		(0.9)	11.2%	11.3%		(0.1)
Combined ratio	96.5%	107.2%		(10.7)	100.0%	101.8%		(1.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 34.3% to $489.1 million for the three months ended September 30, 2015 compared to $364.1 million for the three months ended September 30, 2014.  This increase was primarily driven by increases in various lines of business, as the Company focused on expanding its insurance operations.  Net written premiums increased by 34.8% to $419.0 million for the three months ended September 30, 2015 compared to $310.7 million for the three months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 24.2% to $360.7 million for the three months ended September 30, 2015 compared to $290.5 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 28.7% to $1,173.0 million for the nine months ended September 30, 2015 compared to $911.2 million for the nine months ended September 30, 2014.  This increase was primarily driven by an increase in various lines of business, as the Company looked to expand its insurance operations.  Net written premiums increased by 27.4% to $1,022.4 million for the nine months ended September 30, 2015 compared to $802.4 million for the nine months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 19.8% to $888.7 million for the nine months ended September 30, 2015 compared to $742.0 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$262.9	72.9%		$(0.9)	-0.3%		$262.1	72.6%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total segment	$262.9	72.9%		$(0.6)	-0.2%		$262.3	72.7%

2014
Attritional	$236.1	81.2%		$3.7	1.3%		$239.8	82.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$236.1	81.2%		$3.7	1.3%		$239.8	82.5%

Variance 2015/2014
Attritional	$26.8	(8.3)	pts	$(4.6)	(1.6)	pts	$22.3	(9.9)	pts
Catastrophes	-	-	pts	0.2	0.1	pts	0.2	0.1	pts
Total segment	$26.8	(8.3)	pts	$(4.3)	(1.5)	pts	$22.5	(9.8)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$630.5	70.9%		$31.5	3.6%		$662.0	74.5%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$630.5	70.9%		$31.6	3.6%		$662.1	74.5%

2014
Attritional	$552.5	74.5%		$4.5	0.6%		$557.0	75.1%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$552.5	74.5%		$4.6	0.6%		$557.0	75.1%

Variance 2015/2014
Attritional	$78.0	(3.6)	pts	$27.0	3.0	pts	$105.0	(0.6)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$78.0	(3.6)	pts	$27.0	3.0	pts	$105.0	(0.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 9.4% to $262.3 million for the three months ended September 30, 2015 compared to $239.8 million for the three months ended September 30, 2014, mainly due to an increase of $26.8 million in current year attritional losses related primarily to the impact of the increase in premiums earned. There were no current year catastrophe losses for the three months ended September 30, 2015 and 2014.

Incurred losses and LAE increased by 18.9% to $662.1 million for the nine months ended September 30, 2015 compared to $557.0 million for the nine months ended September 30, 2014, mainly due to an increase of $78.0 million in current year attritional losses related primarily to the impact of the increase in premiums earned and an increase of $27.0 million in prior years' attritional losses related to run-off excess casualty business.  There were no current year catastrophe losses for the nine months ended September 30, 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 24.4% to $50.3 million for the three months ended September 30, 2015 compared to $40.4 million for the three months ended September 30, 2014. Commission and brokerage increased by 11.0% to $127.1 million for the nine months ended September 30, 2015 compared to $114.5 million for the nine months ended September 30, 2014. The increases were primarily driven by the impact of the increase in premiums earned and the change in the mix of business.

Segment other underwriting expenses increased to $35.7 million for the three months ended September 30, 2015 compared to $31.3 million for the three months ended September 30, 2014.  Segment other underwriting expenses increased to $99.2 million for the nine months ended September 30, 2015 compared to $83.7 million for the nine months ended September 30, 2014.  The increases were primarily due to the impact of the increase in premiums earned and increased focus on insurance operations.

Mt. Logan Re.
The following table presents the underwriting results and ratios for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	% Change	2015	2014	Variance	% Change
Gross written premiums	$72.2	$50.3	$21.9	43.4%	$183.7	$109.2	$74.5	68.3%
Net written premiums	60.9	49.8	11.1	22.4%	153.3	98.7	54.6	55.4%

Premiums earned	$50.8	$38.2	$12.6	32.9%	$132.5	$81.4	$51.1	62.8%
Incurred losses and LAE	16.5	3.4	13.1	NM	36.3	19.6	16.7	85.3%
Commission and brokerage	4.9	5.1	(0.2)	-4.9%	13.3	9.8	3.5	35.7%
Other underwriting expenses	2.7	1.6	1.1	71.6%	6.7	5.0	1.7	34.5%
Underwriting gain (loss)	$26.7	$28.1	$(1.4)	-4.9%	$76.3	$47.1	$29.2	62.0%

				Point Chg				Point Chg
Loss ratio	32.5%	8.9%		23.6	27.4%	24.0%		3.4
Commission and brokerage ratio	9.6%	13.4%		(3.8)	10.1%	12.1%		(2.0)
Other underwriting expense ratio	5.2%	4.1%		1.1	5.0%	6.1%		(1.1)
Combined ratio	47.3%	26.4%		20.9	42.5%	42.2%		0.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 43.4% to $72.2 million for the three months ended September 30, 2015 compared to $50.3 million for the three months ended September 30, 2014, as this segment expands from its initial start-up phase through continued third party investment.  Net written premiums increased by 22.4% to $60.9 million for the three months ended September 30, 2015 compared to $49.8 million for the three months ended September 30, 2014.  Premiums earned increased by 32.9% to $50.8 million for the three months ended September 30, 2015 compared to $38.2 million for the three months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 68.3% to $183.7 million for the nine months ended September 30, 2015 compared to $109.2 million for the nine months ended September 30, 2014, as this segment expands from its initial start-up phase through continued third party investment.  Net written premiums increased by 55.4% to $153.3 million for the nine months ended September 30, 2015 compared to $98.7 million for the nine months ended September 30, 2014, which is consistent with the change in gross written premiums.  Premiums earned increased by 62.8% to $132.5 million for the nine months ended September 30, 2015 compared to $81.4 million for the nine months ended September 30, 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$10.7	21.1%		$-	0.0%		$10.7	21.1%
Catastrophes	5.4	10.5%		0.4	0.9%		5.8	11.4%
Total segment	$16.1	31.6%		$0.4	0.9%		$16.5	32.5%

2014
Attritional	$2.7	7.2%		$-	0.0%		$2.7	7.2%
Catastrophes	0.7	1.7%		-	0.0%		0.7	1.7%
Total segment	$3.4	8.9%		$-	0.0%		$3.4	8.9%

Variance 2015/2014
Attritional	$8.0	13.9	pts	$-	-	pts	$8.0	13.9	pts
Catastrophes	4.7	8.8	pts	0.4	0.9	pts	5.1	9.7	pts
Total segment	$12.7	22.7	pts	$0.4	0.9	pts	$13.1	23.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$27.4	20.7%		$-	0.0%		$27.4	20.7%
Catastrophes	8.4	6.4%		0.4	0.3%		8.8	6.7%
Total segment	$35.8	27.1%		$0.4	0.3%		$36.3	27.4%

2014
Attritional	$15.0	18.4%		$-	0.0%		$15.0	18.4%
Catastrophes	4.7	5.8%		(0.2)	-0.2%		4.5	5.6%
Total segment	$19.8	24.2%		$(0.2)	-0.2%		$19.6	24.0%

Variance 2015/2014
Attritional	$12.4	2.3	pts	$-	-	pts	$12.4	2.3	pts
Catastrophes	3.7	0.6	pts	0.6	0.5	pts	4.3	1.1	pts
Total segment	$16.0	2.9	pts	$0.6	0.5	pts	$16.7	3.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $16.5 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014, mainly due to the increase in current year attritional losses of $8.0 million, resulting primarily from the impact of the increase in premiums earned, and an increase of $4.7 million in current year catastrophe losses.  The $5.4 million of current year catastrophe losses for the three months ended September 30, 2015, was primarily due to the 2015 Chilean earthquake ($5.2 million). The $0.7 million of current year catastrophe losses for the three months ended September 30, 2014 were due to the 2014 Chilean earthquake ($0.4 million) and Hurricane Odile ($0.3 million).

Incurred losses and LAE increased by 85.3% to $36.3 million for the nine months ended September 30, 2015 compared to $19.6 million for the nine months ended September 30, 2014, mainly due to the increase in current year attritional losses of $12.4 million, resulting primarily from the impact of the increase in premiums earned and by an increase of $3.7 million in current year catastrophe losses.  The $8.4 million of current year catastrophe losses for the nine months ended September 30, 2015, was primarily due to the 2015 Chilean earthquake ($5.2 million) and the New South Wales storms ($3.2 million).  The $4.7 million of current year catastrophe losses for the nine months ended September 30, 2014 were mainly due to the Japan snowstorm ($3.7 million), the 2014 Chilean earthquake ($0.8 million) and Hurricane Odile ($0.3 million).

Segment Expenses.  Commission and brokerage decreased slightly to $4.9 million for the three months ended September 30, 2015 compared to $5.1 million for the three months ended September 30, 2014.  Commission and brokerage increased by 35.7% to $13.3 million for the nine months ended September 30, 2015 compared to $9.8 million for the nine months ended September 30, 2014. The year over year increase was primarily due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $2.7 million for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014.  Segment other underwriting expenses increased to $6.7 million for the nine months ended September 30, 2015 compared to $5.0 million for the nine months ended September 30, 2014.  The increases were primarily due to the impact of the increase in premiums earned and increased operations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,647.2 million at September 30, 2015, an increase of $211.3 million compared to $17,435.9 million at December 31, 2014.  This increase was primarily the result of $987.5 million of cash flows from operations, $296.8 million from external third party net capital investment into Mt. Logan Re and $12.7 million in equity adjustments of our limited partnership investments, partially offset by $325.0 million paid for share repurchases, $200.3 million due to fluctuations in foreign currencies, $195.8 million in fair value re-measurements, $125.9 million paid out in dividends to shareholders, $87.0 million of pre-tax unrealized depreciation, $67.2 million paid out in dividends to third party investors in redeemable noncontrolling interests, $38.8 million of amortization bond premium and $18.2 million of unsettled securities.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2015, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 55.8% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2015		At December 31, 2014
Fixed maturities, market value	$13,491.0	76.4%	$13,101.1	75.1%
Fixed maturities, fair value	-	0.0%	1.5	0.0%
Equity securities, market value	113.0	0.6%	140.2	0.8%
Equity securities, fair value	1,357.3	7.7%	1,447.8	8.3%
Short-term investments	1,615.0	9.2%	1,705.9	9.8%
Other invested assets	669.7	3.8%	601.9	3.5%
Cash	401.2	2.3%	437.5	2.5%
Total investments and cash	$17,647.2	100.0%	$17,435.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2015	December 31, 2014
Fixed income portfolio duration (years)	3.0	2.9
Fixed income composite credit quality	A1	A1
Imbedded end of period yield, pre-tax	3.0%	3.0%
Imbedded end of period yield, after-tax	2.5%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2015	December 31, 2014
Fixed income portfolio total return	1.4%	3.5%
Barclay's Capital - U.S. aggregate index	1.1%	6.0%

Common equity portfolio total return	-5.0%	10.4%
S&P 500 index	-5.3%	13.7%

Other invested asset portfolio total return	4.1%	11.8%

The pre-tax equivalent total return for the bond portfolio was approximately 1.5% and 3.6%, respectively, at September 30, 2015 and December 31, 2014.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $831.6 million at September 30, 2015 and $670.9 million at December 31, 2014.  At September 30, 2015, $196.4 million, or 23.6%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $79.7 million, or 9.6%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $76.8 million, or 9.2%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $75.4 million, or 9.1%, was receivable from Federal Crop Insurance Company ("FCIC") and $42.2 million, or 5.1%, was receivable from Hannover Rueck SE ("Hannover").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,966.0 million at September 30, 2015 and $9,720.8 million at December 31, 2014.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,290.2	$2,013.9	$3,304.1	33.2%
International	775.7	1,069.5	1,845.3	18.5%
Bermuda	862.4	1,225.5	2,087.8	20.9%
Insurance	1,001.0	1,249.8	2,250.8	22.6%
Mt. Logan Re	18.4	38.7	57.1	0.6%
Total excluding A&E	3,947.7	5,597.4	9,545.1	95.8%
A&E	236.1	184.8	420.9	4.2%
Total including A&E	$4,183.8	$5,782.2	$9,966.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,409.5	$1,925.4	$3,334.9	34.3%
International	902.5	868.6	1,771.0	18.2%
Bermuda	783.9	1,108.2	1,892.0	19.5%
Insurance	968.3	1,250.4	2,218.6	22.8%
Mt. Logan Re	13.0	15.0	28.0	0.3%
Total excluding A&E	4,077.1	5,167.5	9,244.6	95.1%
A&E	251.1	225.1	476.2	4.9%
Total including A&E	$4,328.2	$5,392.6	$9,720.8	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2015	2014
Gross reserves	$420.9	$476.2
Reinsurance receivable	(113.2)	(18.0)
Net reserves	$307.6	$458.2

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at September 30, 2015, we had gross asbestos loss reserves of $404.4 million, or 96.1%, of total A&E reserves, of which $306.1 million was for assumed business and $98.3 million was for direct business.

On July 13, 2015, we sold Mt. McKinley Insurance Company ("Mt. McKinley") to Clearwater Insurance Company.  Concurrently with the closing, we entered into a retrocession treaty with an affiliate of Clearwater.  Per the retrocession treaty, we retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Everest Reinsurance (Bermuda), Ltd. ("Everest Re Bermuda"), a wholly-owned subsidiary. As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date.  Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business.  The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million.  We will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.6 years at September 30, 2015.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $7,486.3 million as of September 30, 2015 from $7,451.1 million as of December 31, 2014.  This increase was the result of $620.6 million of net income attributable to Everest Re Group, share-based compensation transactions of $26.0 million and $4.8 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.8 million common shares for $325.0 million, $125.9 million of shareholder dividends, $84.8 million of unrealized depreciation on investments, net of tax, and $80.5 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at September 30, 2015 and December 31, 2014 was $7,486.3 million and $7,451.1 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

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

During 2014 and through the third quarter of 2015, we repurchased 5.1 million shares for $825.0 million in the open market and paid $271.8 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of September 30, 2015, we had repurchased 25.5 million shares under this authorization.

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

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $987.5 million and $925.9 million for the nine months ended September 30, 2015 and 2014, respectively.  Additionally, these cash flows reflected net tax payments of $123.2 million and $146.6 million for the nine months ended September 30, 2015 and 2014, respectively, and net catastrophe loss payments of $126.6 million and $258.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2015 and December 31, 2014, we held cash and short-term investments of $2,016.3 million and $2,143.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2015, we had $1,088.1 million of available for sale fixed maturity securities maturing within one year or less, $5,991.8 million maturing within one to five years and $3,260.8 million maturing after five years.  Our $1,470.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2015 we had $174.8 million of net pre-tax unrealized appreciation, comprised of $396.4 million of pre-tax unrealized appreciation and $221.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2015, was $5,277.5 million.  As of September 30, 2015, the Company was in compliance with all Group Credit Facility covenants.

During 2014 and the first nine months of 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At September 30, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $456.4 million outstanding letters of credit under tranche two.  At December 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $444.0 million outstanding letters of credit under tranche two.

Effective August 15, 2011, the Company entered into a three year, $150.0 million unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  There were no short-term borrowings outstanding during 2014.

Costs incurred in connection with the Group Credit Facility and Holdings Credit Facility were $0.1 million for the three months ended September 30, 2015 and 2014.  Costs incurred in connection with the Group Credit Facility and Holdings Credit Facility were $0.4 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Interest Rate Risk.  Our $17.6 billion investment portfolio, at September 30, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,711.9 million of mortgage-backed securities in the $13,491.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,615.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2015
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,883.0	$15,507.1	$15,106.0	$14,677.4	$14,235.5
Market/Fair Value Change from Base (%)	5.1%	2.7%	0.0%	-2.8%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$657.8	$340.0	$-	$(364.4)	$(740.2)

We had $9,966.0 million and $9,720.8 million of gross reserves for losses and LAE as of September 30, 2015 and December 31, 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 53.7% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,176.2	$1,323.3	$1,470.3	$1,617.3	$1,764.4
After-tax Change in Fair/Market Value	$(201.7)	$(100.9)	$-	$100.9	$201.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

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

ITEM 1A.                          RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2015	1,756	$183.2850	-	5,631,185
August 1 - 31, 2015	514,629	$177.4608	514,629	5,116,556
September 1 - 30, 2015	626,078	$174.4833	622,844	4,493,712
Total	1,142,463	$-	1,137,473	4,493,712

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

Dated:  November 9, 2015