Form 10-K
period 2015-12-31
EVEREST RE GROUP LTD
filed 2016-02-29
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

The aggregate market value on June 30, 2015, the last business day of the registrant's most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $8,043,482 thousand.

At February 1, 2016, the number of shares outstanding of the registrant's common shares was 42,694,355.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2015 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2015.

EVEREST RE GROUP, LTD

TABLE OF CONTENTS
FORM 10-K

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America ("GAAP").  As used in this document, "Group" means Everest Re Group, Ltd.; "Holdings Ireland" means Everest Underwriting Group (Ireland) Limited; "Ireland Re" means Everest Reinsurance Company (Ireland), Limited; "Holdings" means Everest Reinsurance Holdings, Inc.; "Everest Re" means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the "Company", "we", "us", and "our" means Everest Re Group, Ltd. and its subsidiaries.

ITEM 1.  BUSINESS

The Company.
Group, a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Holdings.  On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings.  Holdings continues to be the holding company for the Company's U.S. based operations.  Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group.  Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring.

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

During the fourth quarter of 2015, the Company established new subsidiaries, Everest Preferred International Holdings, Ltd. ("Preferred International"), a Bermuda based company and Everest International Holdings (Bermuda), Ltd. ("International Holdings"), a Bermuda based company.  These new subsidiaries were part of a capital restructuring within the Company to support a planned increase in international business production, which includes directly supporting Group's new Lloyd's of London Syndicate corporate member.

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

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2015, of $5.9 billion with approximately 74% representing reinsurance and 26% representing insurance.  Shareholders' equity at December 31, 2015 was $7.6 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group's active operating subsidiaries, excluding Mt. Logan Re are each rated A+ ("Superior") by A.M. Best

Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re's UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2015, Bermuda Re had shareholder's equity of $2.9 billion.

•
Everest International Reinsurance, Ltd. ("Everest International"), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2015, all of Everest International's business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  In 2015, Everest International issued additional capital as part of a capital restructuring initiative within the Company to support a planned increase in international business production, which includes supporting Group's new Lloyd's of London Syndicate corporate member.  At December 31, 2015, Everest International had shareholder's equity of $2.4 billion.

•
Mt. Logan Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 3 insurer and is authorized to write property and casualty reinsurance.  Through 2015, all of Mt. Logan Re's business has been inter-affiliate reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re, and all business has been written through segregated cells.  At December 31, 2015, Mt. Logan Re had shareholders' equity of $812.5 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2015, Everest Re had statutory surplus of $3.2 billion.

•
Everest Insurance Company of Canada ("Everest Canada"), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.

•
Everest National Insurance Company ("Everest National"), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed.  The majority of Everest National's business is reinsured by its parent, Everest Re.

•
Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis.  Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers.  Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in all other states, the District of Columbia and Puerto Rico.  The majority of Everest Indemnity's business is reinsured by its parent, Everest Re.

•
Everest Security Insurance Company ("Everest Security"), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama.  The majority of Everest Security's business is reinsured by its parent, Everest Re.

•
Everest International Assurance, Ltd. ("Everest Assurance"), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer.  Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation."  By making this election, Everest Assurance will be authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

•
Mt. McKinley Insurance Company ("Mt. McKinley"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential.  In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from its previously written business.  Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock Mt. McKinley to Clearwater Insurance Company.  The operating results of Mt. McKinley through July 13, 2015 are included within the Company's financial statements.

•
Heartland Crop Insurance, Inc. ("Heartland"), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.

Reinsurance Industry Overview.
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts.  Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital.  Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company's financial resources.  Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.

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

Business Strategy.
The Company's business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its shareholders.  The Company's underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offerings, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) effective enterprise risk management practices.

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company's products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H") and workers' compensation.

The Company's underwriting strategies emphasizes underwriting profitability over premium volume.  Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company's business mix in response to changing market conditions.  The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company's underwriting strategies emphasize flexibility and responsiveness to changing market conditions.  The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company's insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

During 2015 the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company received approval from Lloyd's of London to launch a new syndicate, which will provide access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio in 2016.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2015 calendar year, no single customer (ceding company or insured) generated more than 3% of the Company's gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 62%, 27% and 11% of the Company's 2015 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker's submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company's ten largest brokers accounted for an aggregate of approximately 58% of gross written premiums in 2015.  The largest broker, Marsh and McLennan, accounted for approximately 21% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 20% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs.

The Company's insurance business writes direct business targeting commercial, property and casualty.  It also writes business through general agents, brokers and surplus lines brokers.  In 2015, Arrowhead General Insurance Agency accounted for approximately 5% of the Company's gross written premium.  No other single general agent generated more than 3% of the Company's gross written premiums.

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

Underwriting results include earned premium less losses and loss adjustment expenses ("LAE") incurred, commission and brokerage expenses and other underwriting expenses.  Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.  For selected financial information regarding these segments, see ITEM 8, "Financial Statements and Supplementary Data" -  Note 19 of Notes to Consolidated Financial Statements and ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Segment Results".

Underwriting Operations.
The following five year table presents the distribution of the Company's gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda, Insurance and Mt. Logan Re.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2015		2014		2013		2012		2011
U.S. Reinsurance
Property
Pro Rata (1)	$591.3	10.1%	$665.7	11.6%	$631.2	12.1%	$313.2	7.3%	$594.9	13.9%
Excess	880.9	15.0%	772.6	13.4%	631.7	12.1%	534.8	12.4%	380.6	8.9%
Casualty
Pro Rata (1)	319.9	5.4%	382.4	6.7%	342.5	6.6%	273.6	6.3%	215.5	5.0%
Excess	171.3	2.9%	218.8	3.8%	204.4	3.9%	189.1	4.4%	155.8	3.6%
Total (2)	1,963.5	33.4%	2,039.6	35.5%	1,809.7	34.7%	1,310.7	30.4%	1,346.8	31.4%

International
Property
Pro Rata (1)	699.3	11.9%	846.0	14.7%	673.4	12.9%	630.9	14.6%	713.0	16.6%
Excess	371.0	6.3%	467.0	8.1%	426.5	8.2%	365.9	8.5%	315.7	7.4%
Casualty
Pro Rata (1)	113.4	1.9%	152.9	2.7%	134.4	2.6%	102.6	2.4%	122.2	2.9%
Excess	110.4	1.9%	116.5	2.0%	111.5	2.1%	92.9	2.2%	87.6	2.0%
Total (2)	1,294.0	22.0%	1,582.4	27.5%	1,345.8	25.8%	1,192.3	27.7%	1,238.4	28.9%

Bermuda
Property
Pro Rata (1)	265.8	4.5%	252.4	4.4%	244.6	4.7%	208.3	4.8%	213.2	5.0%
Excess	140.5	2.4%	167.7	2.9%	161.5	3.1%	145.1	3.4%	162.6	3.8%
Casualty
Pro Rata (1)	281.0	4.8%	178.5	3.1%	213.9	4.1%	228.9	5.3%	204.9	4.8%
Excess	165.2	2.8%	171.7	3.0%	154.2	3.0%	152.1	3.5%	144.5	3.4%
Total (2)	852.5	14.5%	770.3	13.5%	774.3	14.9%	734.4	17.1%	725.3	17.0%

Total Reinsurance
Property
Pro Rata (1)	1,556.4	26.5%	1,764.1	30.7%	1,549.2	29.7%	1,152.4	26.7%	1,521.1	35.5%
Excess	1,392.4	23.7%	1,407.3	24.5%	1,219.7	23.4%	1,045.8	24.3%	858.9	20.0%
Casualty
Pro Rata (1)	714.3	12.2%	713.8	12.4%	690.7	13.2%	605.1	14.0%	542.6	12.7%
Excess	446.9	7.6%	507.0	8.8%	470.1	9.0%	434.1	10.1%	387.9	9.0%
Total (2)	4,110.0	69.9%	4,392.3	76.4%	3,929.7	75.3%	3,237.4	75.1%	3,310.6	77.2%

Insurance
Property
Pro Rata (1)	592.2	10.1%	414.0	7.2%	545.6	10.5%	459.2	10.7%	341.9	8.0%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	940.1	16.0%	804.4	14.0%	723.2	13.9%	613.9	14.2%	633.8	14.8%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	1,532.3	26.1%	1,218.4	21.2%	1,268.7	24.3%	1,073.1	24.9%	975.6	22.8%

Mt. Logan Re
Property
Pro Rata (1)	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Excess	234.0	4.0%	138.4	2.4%	20.2	0.4%	-	-	-	-
Casualty
Pro Rata (1)	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Excess	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Total (2)	234.0	4.0%	138.4	2.4%	20.2	0.4%	-	-	-	-

Total Company
Property
Pro Rata (1)	2,148.6	36.6%	2,178.1	37.9%	2,094.8	40.1%	1,611.6	37.4%	1,863.0	43.5%
Excess	1,626.4	27.7%	1,545.6	26.9%	1,239.9	23.8%	1,045.8	24.3%	858.9	20.0%
Casualty
Pro Rata (1)	1,654.3	28.2%	1,518.2	26.4%	1,413.9	27.1%	1,219.1	28.3%	1,176.3	27.4%
Excess	446.9	7.6%	507.0	8.8%	470.1	9.0%	434.1	10.1%	387.9	9.1%
Total (2)	$5,876.3	100.0%	$5,749.0	100.0%	$5,218.6	100.0%	$4,310.5	100.1%	$4,286.2	100.0%
__________________
(1) For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2) Certain totals and subtotals may not reconcile due to rounding.

U.S. Reinsurance Segment.  The Company's U.S. Reinsurance segment writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The marine and aviation business is written primarily through brokers and contains a significant international component. Surety business consists mainly of reinsurance of contract surety bonds.  The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies.  The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies.  In addition, the U.S. Reinsurance segment writes portions of reinsurance programs for large, national insurance companies.

In 2015, $1,255.8 million of gross written premiums were attributable to U.S. treaty property business, of which 60.4% was written on an excess of loss basis and 39.6% was written on a pro rata basis.  The Company's property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $400.3 million of gross written premiums in 2015, of which 73.7% was written on a pro rata basis and 26.3% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers' compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The Company's facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2015, $63.3 million, $38.0 million and $14.4 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit's 2015 gross written premiums totaled $110.1 million, all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2015, marine treaties represented 74.9% and consisted mainly of hull and cargo coverage.  In 2015, the marine unit's premiums were written 46.2% on a pro rata basis and 53.8% on an excess of loss basis.  Of the marine and aviation gross written premiums in 2015, aviation premiums accounted for 25.1% and included reinsurance of airline and general aviation risks.  In 2015, the aviation unit's premiums were written 90.2% on a pro rata basis and 9.8% on an excess of loss basis.

In 2015, gross written premiums of the surety unit totaled $41.0 million, 81.2% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2015, gross written premium of the A&H reinsurance unit totaled $40.6 million, of which 93.9% was written through brokers.

In 2015, 93.1% and 6.9% of the U.S. Reinsurance segment's gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company's International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re's Miami and New Jersey offices.  The Company also writes from New Jersey "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company's 2015 international gross written premiums, 82.7% represented property business, while 17.3% represented casualty business.  As with its U.S. operations, the Company's International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company's international business, 62.6% was written through brokers, with 37.4% written directly with ceding companies.

Gross written premiums of the Company's Canadian branch totaled $107.7 million in 2015 and consisted of 46.5% of excess property business, 34.8% of excess casualty business, 11.1% of pro rata casualty business and 7.6% of pro rata property business.  Of the Canadian gross written premiums, 80.2% consisted of treaty reinsurance, while 19.8% was facultative reinsurance.

The Company's Singapore branch covers the Asian markets and accounted for $180.0 million of gross written premiums in 2015 and consisted of 49.6% of excess property business, 47.2% of pro rata property business, 1.9% of excess casualty business and 1.3% of pro rata casualty business

International business written out of Everest Re's Miami and New Jersey offices accounted for $1,006.3 million of gross written premiums in 2015 and consisted of 60.2% of pro rata treaty property business, 19.2% of excess treaty property business, 9.9% of pro rata treaty casualty business, 3.2% of excess treaty casualty business and 7.5% of facultative property and casualty business.  Of this international business, 65.0% was sourced from Latin America, 14.0% was sourced from the Middle East, 12.7% was home-foreign business and 8.3% was sourced from Africa.

Bermuda Segment.  The Company's Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2015, Bermuda Re had gross written premiums of $393.5 million, virtually all of which was treaty reinsurance.

In 2015, the UK branch of Bermuda Re wrote $272.5 million of gross treaty reinsurance premium consisting of 35.1% of excess casualty business, 24.1% of pro rata casualty business, 21.7% of pro rata property business and 19.1% of excess property business.

In 2015, Ireland Re wrote $186.5 million of gross treaty reinsurance premium consisting of 54.3% of pro rata casualty business, 25.3% of pro rata property business, 15.4% of excess property business, and 5.0% of excess casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  In 2015, the Company's Insurance segment wrote $1,532.3 million of gross written premiums, of which 61.4% was casualty and 38.6% was property, principally targeting commercial property and casualty business.  Business written through general agents with program administrators represented 38.2% of the premium with the remainder written directly through the Company's offices. Workers' compensation business accounted for $413.2 million, or 27.0% of the total business written, which included $334.3 million, or 80.9%, of workers' compensation business written in California.  In addition, crop insurance business written was $248.9 million; other short-tail/package business written was $219.9 million; professional liability business written was $198.5 million,; other liability business written was $159.0 million; Non-Crop Property business was $117.9 million, A&H insurance business written was $116.4 million; and $58.5 million is business written through our Canadian offices. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Mt. Logan Re Segment.  The Mt. Logan Re segment represents business written for the segregated accounts of Mt. Logan Re. The Mt. Logan Re business represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  Mt. Logan Re's business is sourced through operating subsidiaries of the Company; however, the activity is only reflected in the Mt. Logan Re segment.  For other inter-affiliate reinsurance, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed. Gross written premium for 2015 was $234.0 million.

Geographic Areas.  The Company conducts its business in Bermuda, the U.S. and a number of foreign countries.  For select financial information about geographic areas, see ITEM 8, "Financial Statements and Supplementary Data" -  Note 19 of Notes to the Consolidated Financial Statements.  Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks.  For more information about the risks, see ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure".

Underwriting.
One of the Company's strategies is to "lead" as many of the reinsurance treaties it underwrites as possible.  The Company leads on approximately two-thirds of its treaty reinsurance business as measured by premium.  The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in the strongest position to negotiate price, terms and conditions.  Management believes this strategy enables it to obtain more favorable terms and conditions on the treaties on which it participates.  When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty.  The Company may decline to participate on a treaty based upon its assessment of all relevant factors.

The Company's treaty underwriting process involves a team approach among the Company's underwriters, actuaries and claim staff.  Treaties are reviewed for compliance with the Company's general underwriting standards and most larger treaties are subjected to detailed actuarial analysis.  The actuarial models used in such analyses are tailored in each case to the subject exposures and loss experience.  The Company does not separately evaluate each of the individual risks assumed under its treaties.  The Company does, however, evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty.  The Company may also conduct underwriting, operational and claim audits at the offices of ceding companies to monitor adherence to underwriting guidelines.  Underwriting audits focus on the quality of the underwriting staff, pricing and risk selection and rate monitoring over time.  Claim audits may be performed in order to evaluate the client's claims handling abilities and practices.

The Company's facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures.  Specified classes of large premium U.S. risks are referred to Everest Re's New York facultative headquarters for specific review before premium quotations are given to clients.  In addition, the Company's guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility, regardless of premium amount on the underlying contract.  Non-U.S. risks exhibiting similar characteristics are reviewed by senior managers within the involved operations.

In addition to its own underwriting staff, the Company's insurance operations write casualty coverages for homogeneous risks through select program managers.  These programs are evaluated based upon actuarial analysis and the program manager's capabilities.  The Company's rates, forms and underwriting guidelines are tailored to specific risk types.  The Company's underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate performance monitoring mechanisms.

Risk Management of Underwriting and Retrocession Arrangements

Underwriting Risk and Accumulation Controls.  Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company's senior management. Management regularly reviews and revises these guidelines in response to changes in business unit market conditions, risk versus reward analyses and the Company's enterprise and underwriting risk management processes.

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses. The Company manages its exposure to catastrophes and other large losses by:

•	selective underwriting practices;

•	diversifying its risk portfolio by geographic area and by types and classes of business;

•	limiting its aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;

•	purchasing reinsurance and/or retrocessional protection to the extent that such coverage can be secured cost-effectively. See "Reinsurance and Retrocession Arrangements".

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

No single computer model, or group of models, is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company's licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the probable maximum loss ("PML").  The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of "return periods", such as "100-year events" and "250-year events".  For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve month period.  In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to the Company's financial resources and expected earnings and risk/reward analyses of the business being underwritten.

The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of its operations.  Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection.  The amount of reinsurance purchased has varied over time, reflecting the Company's view of its exposures and the cost of reinsurance.

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 13% of its projected 2016 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company's catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company's PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2016:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$827	$1,235	$1,540	$2,133	$2,497	$2,838
California, Earthquake	141	576	978	1,449	1,734	2,042
Texas, Wind	146	414	799	1,281	1,799	2,211

The projected net economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$535	$793	$983	$1,360	$1,605	$1,835
California, Earthquake	114	417	678	989	1,177	1,383
Texas, Wind	114	310	549	852	1,191	1,465

The Southeast U.S. Wind zone PML's are impacted by the timing of retrocessional purchases. The amounts reported in the table above for this zone do not reflect the protection afforded by ILW (Industry Loss Warranty) purchases made during the risk period, as these contracts expired at 12/31/15.  The Company will evaluate its exposures in conjunction with its risk tolerance limits to determine whether additional protections are warranted during the exposure period.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which is integrated with its enterprise risk management, underwriting and capital management plans.  However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally.  As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount.  Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company's PML expectations by a significant amount.

Terrorism Risk.  While the Company writes some reinsurance contracts covering terrorism, the Company's risk management philosophy is to limit the amount of exposure by geographic region, and to strictly manage coverage for properties in areas that may be considered a target for terrorists.  Providing terrorism coverage on reinsurance contracts is negotiable, and many, but not all, treaties contain exclusions which limit much of this risk.  While many property insurance policies are required to offer coverage for terrorism, this coverage is often not purchased.  However, terrorism is typically covered by worker compensation policies.  As a result, the Company is exposed to losses from terrorism on both its reinsurance and its insurance book of business, particularly its workers' compensation and property policies.  However, the insurance book generally does not insure large corporations or corporate locations that represent large concentrations of risk.

The U.S. Terrorism Risk Insurance Program Reauthorization Act of 2015 provides some protection to the insurance book of business.  It also provides indirect protection to exposed reinsurance treaties.  However, the Company is still exposed to risk of loss from terrorism due to deductibles, co-pays and uncovered lines of business.

Reinsurance and Retrocession Arrangements.  The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of its operations.  Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection.  The amount of reinsurance purchased has varied over time, reflecting the Company's view of its exposures and the cost of reinsurance.  In recent years, the Company has increased its use of reinsurance offered through capital market facilities.

The Company participates in "common account" retrocessional arrangements for certain reinsurance treaties whereby a ceding company purchases reinsurance for the benefit of itself and its reinsurers under one or more of its reinsurance treaties.  Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

All of the Company's reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with the Financial Accounting Standards Board ("FASB") guidance.

At December 31, 2015, the Company had $840.4 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $194.2 million, or 23.1%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $104.8 million, or 12.5%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $88.1 million, or 10.5%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $49.5 million, or 5.9%, was receivable from Axis Reinsurance Company ("Axis");  $46.6 million, or 5.5%, was receivable from Hannover Rueck SE ("Hannover") and $44.0 million or 5.2% was receivable from Transatlantic Reinsurance Company ("Transatlantic").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.  Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition".

Claims.
Reinsurance claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims.  In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies.  Insurance claims are generally handled by third party claims service providers who have limited authority and are subject to oversight by the Company's professional claims staff.

The Company intensively manages its asbestos and environmental ("A&E") exposures through a dedicated, centrally managed claim staff with experienced claim and legal professionals who specialize in the handling of such exposures.  They actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate.  Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas.  Senior management and claim management personnel meet at least quarterly to review the Company's overall reserve positions and make changes, if appropriate.  The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular in regard to changes in asbestos claims and litigation.

Reserves for Unpaid Property and Casualty Losses and LAE.
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer.  To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses for losses that have already occurred.  Actual losses and LAE paid may deviate, perhaps substantially, from such reserves.  To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to recognize such reserve shortfalls and incur a charge to earnings, which could be material in the period such recognition takes place.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves".

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2005 and subsequent years.  The table is presented on a GAAP basis except that the Company's loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2008 for $100,000, was first reserved in 2005 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 2005 through 2007.  Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments.  Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net Reserves for unpaid
loss and LAE	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3	$9,164.7	$9,259.4
Paid (cumulative) as of:
One year later	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7	2,008.3	2,220.2	2,353.8	2,089.7	2,186.3
Two years later	3,447.8	3,192.8	3,182.2	3,405.8	3,231.2	3,238.9	3,852.4	3,798.7	3,622.8
Three years later	4,485.2	4,246.3	4,191.7	4,335.1	4,043.9	4,352.7	4,987.1	5,084.6
Four years later	5,306.5	5,036.3	4,791.8	4,914.8	4,903.9	5,089.6	5,963.1
Five years later	5,950.6	5,446.9	5,206.8	5,601.3	5,545.0	5,978.3
Six years later	6,281.7	5,745.7	5,777.5	6,126.5	6,199.3
Seven years later	6,523.7	6,211.7	6,175.5	6,666.9
Eight years later	6,920.0	6,554.0	6,679.5
Nine years later	7,210.7	7,008.7
Ten years later	7,619.8
Net Liability re-estimated as of:
One year later	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4	8,648.2	9,572.4	9,424.1	9,059.9	8,944.2
Two years later	8,609.2	8,186.3	8,307.6	8,382.7	8,273.9	8,657.3	9,558.7	9,261.4	8,781.2
Three years later	8,489.7	8,398.7	8,267.1	8,426.5	8,274.1	8,663.2	9,584.2	9,258.1
Four years later	8,683.8	8,401.8	8,298.4	8,408.3	8,248.0	8,683.7	9,610.8
Five years later	8,729.6	8,427.4	8,272.5	8,416.5	8,353.3	8,839.7
Six years later	8,752.3	8,399.8	8,317.8	8,553.8	8,499.9
Seven years later	8,750.3	8,467.3	8,467.9	8,689.8
Eight years later	8,829.8	8,621.6	8,581.8
Nine years later	8,977.1	8,697.9
Ten years later	8,980.0

Cumulative (deficiency)/redundancy	$(804.6)	$(619.0)	$(257.1)	$(475.1)	$(184.0)	$(189.0)	$(57.8)	$206.5	$454.1	$220.5

Gross liability - end of year	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1	$10,134.0	$10,067.5	$9,709.3	$9,792.5	$10,090.5
Reinsurance receivable	999.7	809.1	707.4	691.2	641.5	689.4	581.1	602.8	474.0	627.8	831.2
Net liability-end of year	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6	$9,235.3	$9,164.7	$9,259.4
Gross re-estimated liability
at December 31, 2015	$9,961.6	$9,382.8	$9,140.7	$9,449.5	$9,286.1	$9,709.2	$10,418.7	$10,138.2	$9,634.2	$9,679.5
Re-estimated receivable
at December 31, 2015	981.6	684.9	558.8	759.7	786.2	869.5	807.9	880.1	853.0	735.2
Net re-estimated liability
at December 31, 2015	$8,980.0	$8,697.9	$8,581.9	$8,689.8	$8,499.9	$8,839.7	$9,610.8	$9,258.1	$8,781.2	$8,944.2
Gross cumulative
(deficiency)/redundancy	$(786.5)	$(494.8)	$(108.5)	$(543.6)	$(328.8)	$(369.1)	$(284.6)	$(70.8)	$75.1	$113.1

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

In the professional liability reinsurance class, the early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties.  This resulted in an increase in the frequency and severity of claims under the professional liability policies reinsured by the Company.  In the general casualty area, the Company has experienced claim frequency and severity greater than expected in the Company's pricing and initial reserving assumptions.

In the workers' compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident year 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company's writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2015 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to older accident years.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors' liability exposures for the 2005 accident year.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

The Company's loss and LAE reserves represent management's best estimate of the ultimate liability.  While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company's existing reserves and reserving methodologies reduce the likelihood that any such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows.  These statements regarding the Company's loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure".

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2015.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

Since the Company has operations in many countries, part of the Company's loss and LAE reserves are in foreign currencies and translated to U.S. dollars for each reporting period.  Fluctuations in the exchange rates for the currencies, period over period, affect the U.S. dollar amount of outstanding reserves.  The translation adjustment line at the bottom of the table eliminates the impact of the exchange fluctuations from the reserve re-estimates.

Effects on Pre-tax Income Resulting from Reserves Re-estimates
											Cumulative
											Re-estimates
											for Each
(Dollars in millions)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Accident Year
Accident Years
2005 and prior	$(244.4)	$(189.3)	$119.5	$(194.2)	$(45.9)	$(22.7)	$2.0	$(79.4)	$(147.3)	$(3.0)	$(804.7)
2006		(88.4)	50.9	(18.3)	42.8	(3.0)	25.7	11.9	(7.0)	(73.3)	(58.7)
2007			41.5	17.6	43.6	(5.7)	(1.8)	22.3	4.2	(37.7)	84.0
2008				(52.5)	38.6	(12.4)	(7.7)	37.0	12.9	(22.1)	(6.2)
2009					7.4	(0.8)	(18.5)	34.4	31.9	(10.5)	43.9
2010						47.1	(8.9)	(32.1)	84.8	(9.4)	81.5
2011							(10.2)	19.6	(4.9)	129.3	133.8
2012								26.9	188.2	29.9	245.0
2013									12.7	275.4	288.1
2014										(58.2)	(58.2)
Total calendar year effect	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5	$2.5	$(19.4)	$40.5	$175.4	$220.5
Canada (1)	(0.5)	(49.6)	63.7	(39.4)	(21.2)	9.7	(9.9)	26.4	25.1	38.1
Translation adjustment	109.3	120.9	(310.4)	157.8	(34.5)	(15.9)	32.9	(48.6)	(160.7)	(190.0)
Re-estimate of net reserve after translation adjustment	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9	$(3.7)	$3.7	$18.2	$39.9	$68.6

(1) This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2005 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes, and workers' compensation insurance, where, in retrospect, the Company's initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.

The Company's loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company's underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013

Gross reserves at beginning of period	$9,720.8	$9,673.2	$10,069.1
Incurred related to:
Current year	3,170.5	2,946.4	2,818.5
Prior years	(68.6)	(39.9)	(18.2)
Total incurred losses	3,101.9	2,906.5	2,800.3
Paid related to:
Current year	697.8	761.8	664.7
Prior years	2,186.3	2,089.7	2,353.8
Total paid losses	2,884.1	2,851.5	3,018.5
Foreign exchange/translation adjustment	(190.0)	(160.7)	(48.6)
Change in reinsurance receivables on unpaid losses and LAE	203.2	153.2	(128.9)
Gross reserves at end of period	$9,951.8	$9,720.8	$9,673.2

(Some amounts may not reconcile due to rounding.)

Incurred prior years' reserves decreased by $68.6 million, $39.9 million and $18.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease for 2015 was attributable to favorable development in the reinsurance segments of $217.2 million related to treaty casualty and treaty property reserves and $3.5 million of favorable development related to Mt. Logan reserves, partially offset by $152.1 million of unfavorable development in the insurance segment primarily related to umbrella and construction liability business.

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

The decrease for 2013 was attributable to a $148.8 million decrease in reinsurance business, primarily related to favorable development on treaty property reserves, partially offset by a $130.5 million increase in insurance business primarily related to development on contractors' liability, umbrella and workers compensation reserves.

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2015, the Company's gross reserves for A&E claims represented 4.4% of its total reserves.  The Company's A&E liabilities stem from Mt. McKinley's direct insurance business and Everest Re's assumed reinsurance business.  Liabilities related to Mt. McKinley's direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures" and Item 8, "Financial Statements and Supplementary Data" - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company's total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Gross reserves	$433.1	$476.2	$402.5
Reinsurance receivable	(113.5)	(18.0)	(15.8)
Net reserves	$319.6	$458.2	$386.7

(Some amounts may not reconcile due to rounding.)

On July 13, 2015, the Company sold Mt. McKinley to Clearwater Insurance Company.  Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date.  Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business.  The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

In 2015, during its normal exposure analysis, the Company increased its net A&E reserves by $38.4 million, all of which related to its assumed reinsurance business.

Additional losses, including those relating to latent injuries and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by either the Company or the industry, may emerge in the future. Such future emergence could have material adverse effects on the Company's future financial condition, results of operations and cash flows.

Future Policy Benefit Reserves.
The Company wrote a limited amount of life and annuity reinsurance in its Bermuda segment.  Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts.  Reserves for those liabilities include mortality provisions with respect to life and annuity claims, both reported and unreported.  Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company's operating results for that period. See ITEM 8, "Financial Statements and Supplementary Data" - Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2015	2014	2013
Balance at beginning of year	$59.8	$59.5	$66.1
Liabilities assumed	0.3	0.3	0.1
Adjustments to reserves	2.3	4.7	(3.1)
Benefits paid in the current year	(3.5)	(4.7)	(3.6)
Balance at end of year	$58.9	$59.8	$59.5

Investments.
The board of directors of each of the Company's operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.

The Company's principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio.  Considering these objectives, the Company views its investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities (its core fixed maturities portfolio) and 2) investments funded by the Company's shareholders' equity.

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company's current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2015, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 53% of shareholders' equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company's fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company's average duration of potential liabilities, which, at December 31, 2015, is estimated at approximately 4.0 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2015 and 2014 was 3.0 years and 2.9 years, respectively.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company's consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company's net investment income was $473.8 million, $530.6 million and $548.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease from 2015 to 2014 was primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates and a decrease in limited partnership income.

The Company had net realized capital losses for 2015 of $184.1 million.  In 2015, the Company recorded $102.2 million of other-than-temporary impairments on fixed maturity securities, $45.6 million of losses due to fair value re-measurements and $36.3 million of net realized capital losses from sales of fixed maturity and equity securities.  In 2014, net realized capital gains were $84.0 million due to $121.7 million of gains from fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments on fixed maturity securities.  In 2013, net realized capital gains were $300.2 million due to $258.9 million of gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments on fixed maturity securities.

The Company's cash and invested assets totaled $17.7 billion at December 31, 2015, which consisted of 87.4% fixed maturities and cash, of which 91.4% were investment grade; 8.2% equity securities and 4.4% other invested assets. The average maturity of fixed maturity securities was 4.1 years at December 31, 2015, and their overall duration was 3.0 years.

As of December 31, 2015, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, "Financial Statements and Supplementary Data" - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company's investment portfolio includes structured commercial mortgage-backed securities ("CMBS") with a book value of $264.9 million and a market value of $266.3 million.  CMBS securities comprising more than 70% of the December 31, 2015 market value are rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's").  Furthermore, securities comprising more than 90% of the market value are rated investment grade by Standard & Poor's.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2015	$17,430.8	$473.8	2.72%	$(184.1)	$(194.0)
2014	16,831.9	530.6	3.15%	84.0	20.3
2013	16,472.5	548.5	3.33%	300.2	(467.2)
2012	16,220.9	600.2	3.70%	164.4	161.0
2011	15,680.9	620.0	3.95%	6.9	106.6
__________________________________________
(1)
Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash.  Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.  Common stock which are actively managed are carried at fair value.

(2)	After investment expenses, excluding realized net capital gains (losses).

(3)	Included in 2015, 2014, 2013, 2012 and 2011 are fair value re-measurements of ($45.6) million, $121.7 million, $258.9 million, $118.1 million and ($4.4) million, respectively.

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in millions)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805.3	$13.5	$(1.9)	$816.9	$-
Obligations of U.S. states and political subdivisions	669.9	34.0	(0.9)	703.0	-
Corporate securities	4,817.0	97.2	(109.3)	4,804.9	1.4
Asset-backed securities	470.3	0.7	(3.8)	467.2	-
Mortgage-backed securities
Commercial	264.9	4.8	(3.4)	266.3	-
Agency residential	2,313.3	25.3	(18.1)	2,320.5	-
Non-agency residential	0.9	-	-	0.9	-
Foreign government securities	1,257.0	54.4	(52.2)	1,259.2	0.1
Foreign corporate securities	2,677.6	107.2	(66.4)	2,718.4	-
Total fixed maturity securities	$13,276.2	$337.1	$(256.0)	$13,357.3	$1.5
Equity securities	$122.3	$3.3	$(16.7)	$108.9	$-

(Some amounts may not reconcile due to rounding.)

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in millions)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221.1	$10.3	$(0.3)	$231.0	$-
Obligations of U.S. states and political subdivisions	783.1	42.0	(0.6)	824.5	-
Corporate securities	4,626.0	143.9	(62.9)	4,707.0	(6.9)
Asset-backed securities	340.8	1.7	(1.2)	341.2	-
Mortgage-backed securities
Commercial	231.4	10.7	(0.4)	241.7	-
Agency residential	2,157.2	37.6	(11.6)	2,183.2	-
Non-agency residential	2.7	0.1	(0.1)	2.7	-
Foreign government securities	1,488.1	71.2	(26.9)	1,532.5	-
Foreign corporate securities	2,980.7	109.7	(53.1)	3,037.3	-
Total fixed maturity securities	$12,831.2	$427.0	$(157.1)	$13,101.1	$(6.9)
Equity securities	$148.3	$3.8	$(11.9)	$140.2	$-

(Some amounts may not reconcile due to rounding.)

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company's fixed maturities for the periods indicated:

	At December 31,
	2015		2014
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$5,295.3	39.6%	$4,483.6	34.2%
AA	2,546.4	19.1%	2,881.8	22.0%
A	2,766.5	20.7%	2,798.7	21.4%
BBB	1,416.6	10.6%	1,381.4	10.5%
BB	810.5	6.1%	889.3	6.8%
B	409.1	3.1%	500.4	3.8%
Rated below B	63.4	0.5%	105.4	0.8%
Other	49.5	0.3%	60.5	0.5%
Total	$13,357.3	100.0%	$13,101.1	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2015		2014
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,036.0	7.8%	$1,189.4	9.1%
Due after one year through five years	6,220.6	46.6%	5,726.3	43.7%
Due after five years through ten years	2,203.9	16.5%	2,313.7	17.7%
Due after ten years	841.8	6.3%	1,102.9	8.4%
Asset-backed securities	467.2	3.5%	341.2	2.6%
Mortgage-backed securities	2,587.7	19.3%	2,427.6	18.5%
Total fixed maturity securities	$13,357.3	100.0%	$13,101.1	100.0%

(Some amounts may not reconcile due to rounding.)

Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's and Moody's.  These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 8, 2016.

The Company believes that its ratings are important as they provide the Company's customers and its investors with an independent assessment of the Company's financial strength using a rating scale that provides for relative comparisons.  Strong financial ratings are particularly important for reinsurance companies.  Ceding companies must rely on their reinsurers to pay covered losses well into the future.  As a result, a highly rated reinsurer is generally preferred.

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Bermuda Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong )	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest Canada	A+ (Superior)	Not Rated	Not Rated
Mt. Logan Re Ltd.	Not Rated	Not Rated	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on September 9, 2015.  Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on June 16, 2015.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on December 21, 2015.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary's customers or because of the limited nature of the subsidiary's operations.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor's and Moody's of the Holdings' senior notes due June 1, 2044 and long term notes due May 1, 2067 both of which are considered investment grade.  Debt ratings are the rating agencies' current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

A debt rating of "a-" is assigned by A.M. Best where the issuer, in A.M. Best's opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the "bbb" range where the issuer, in A.M. Best's opinion, has adequate ability to meet the terms of the obligation but notes that the issue is more susceptible to changes in economic or other conditions.  Standard & Poor's assigns a debt rating in the "A" range to issuers that have strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  A debt rating in the "BBB" range is assigned by Standard & Poor's where the obligation exhibits adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody's, a debt rating of "Baa" is assigned to issues that are considered medium-grade obligations and subject to moderate credit risk and as such may possess certain speculative characteristics.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors.  The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than The Company and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there have been other flooding and wind storm events and earthquakes in other parts of the world , the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  These lower catastrophe historic losses are placing downward pressure on worldwide regional catastrophe markets.

During 2015, the company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company received approval from Lloyd's of London to launch a new syndicate, which will provide access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio in 2016.

Overall, the Company believes that given our size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Employees.
As of February 1, 2016, the Company employed 1,207 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, Brazil, the United Kingdom, Ireland and Bermuda.  These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's conduct of business, financial integrity and ability to meet its obligations.  Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company's performance.

Insurance Holding Company Regulation.  Under applicable U.S. laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the insurance commissioners of Delaware and the other states in which the Company's insurance subsidiaries are domiciled or deemed domiciled, currently California and Georgia.  Under these laws, "control" is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company.  To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer's financial condition and its proposed changes in the management and operations of the insurance company.  U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure.

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

Dividends.  Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts.  Group's ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries.  The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are domiciled or deemed domiciled.  The limitations are generally based upon net income (loss) and compliance with applicable policyholders' surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices.  Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss)

and/or capital and minimum solvency requirements.  As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends.

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re's, Everest International's or Everest Assurance's dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2015, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,210.9 million at December 31, 2015, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2016 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $498.5 million.

Insurance Regulation.  Bermuda Re, Everest International and Mt. Logan Re are not admitted to do business in any jurisdiction in the U.S.  These entities conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK.  Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation", is admitted to do business in the U.S. and Bermuda.  In Bermuda, Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re are regulated by the Insurance Act 1978 (as amended) and related regulations (the "Act").  The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re to the supervision, investigation and intervention powers of the Bermuda Monetary Authority.  Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.  Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.  Under the Act and the Segregated Accounts Companies Act 2000, Mt. Logan Re is licensed as a Class 3 insurer and is deemed a segregated cell company.

Bermuda Re is also registered under the Act as long term insurer and is thereby authorized to write life and annuity business.  As a long term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from their Class 4 minimum statutory capital and surplus, to maintain long term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning their long term business assets and liabilities to be filed annually.  Bermuda Re's operations in the United Kingdom and worldwide are subject to regulation by the Prudential Regulation Authority (the "PRA").  The PRA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom.  Bermuda Re presently meets or exceeds all of the PRA's solvency and capital requirements.

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

The operations of Everest Re's foreign branch offices in Canada and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions.  Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations.

Everest Indemnity, Everest National and Everest Security are subject to regulations similar to the U.S. regulations applicable to Everest Re.  In addition, Everest National and Everest Security must comply with substantial regulatory requirements in each state where they conduct business.  These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claim handling procedures.  These regulations are primarily designed for the protection of policyholders.

Licenses.  Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico.  Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda.  By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation," Everest Assurance may operate in both the U.S. and Bermuda.  Mt. Logan Re is registered as a Class 3 insurer in Bermuda.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

Periodic Examinations.  Everest Re, Everest National, Everest Indemnity and Everest Security are subject to periodic financial examination (usually every three to five years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited.  Everest Re's, Everest National's, Everest Security's and Everest Indemnity's last examination reports were as of December 31, 2010.  None of these reports contained any material findings or recommendations.  In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

NAIC Risk-Based Capital Requirements.  The U.S. National Association of Insurance Commissioners ("NAIC") has developed a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile.  The major categories of a company's risk profile are its asset risk, credit risk, and underwriting risk.  The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies and to establish uniform regulatory standards among state insurance departments.

Under the approved formula, a company's statutory surplus is compared to its risk based capital ("RBC").  If this ratio is above a minimum threshold, no action is necessary.  Below this threshold are four distinct action levels at which an insurer's domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to RBC decreases.  The mildest intervention requires an insurer to submit a plan of appropriate corrective actions.  The most severe action requires an insurer to be rehabilitated or liquidated.

Based on their financial positions at December 31, 2015, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.

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

United States.  Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S.  Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S.  On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes.  If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company's financial condition, results of operations and cash flows.

United Kingdom.  Bermuda Re's UK branch conducts business in the UK and is subject to taxation in the UK.  Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation.  If Bermuda Re's Bermuda operations were to become subject to UK income tax, there could be a material adverse impact on the Company's financial condition, results of operations and cash flow.

Ireland.  Holdings Ireland and Ireland Re conduct business in Ireland and are subject to taxation in Ireland.

Available Information.
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company's internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the "SEC").

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as is occurring in the energy sector.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2015	$66.3
2014	62.2
2013	195.0
2012	410.0
2011	1,300.4

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2015	$68.6	increase
2014	39.9	increase
2013	18.2	increase
2012	3.7	increase
2011	3.7	decrease

See ITEM 1,  "Business - Changes in Historical Reserves," which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2015, 4.4% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced.  In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines.  An example of this is the expansion over time of the scope of insurers' legal liability within the mass tort arena, particularly for A&E exposures discussed above.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an "A+" ("Superior") rating from A.M. Best. Everest Re, Bermuda Re, Ireland Re, Everest National and Everest Indemnity hold an "A+" ("Strong") rating from Standard & Poor's and Everest Assurance holds an "A" ("Strong") rating from this same agency.  Everest Re and Bermuda Re hold an "A1" ("upper-medium grade") rating from Moody's.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold.  The termination provision would generally be triggered if a rating fell below A.M. Best's A- rating level, which is three levels below Everest Re's current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade.  Those provisions would also generally be triggered if Everest Re's rating fell below A.M. Best's A- rating level.

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

If we are unable or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  Historically, we generally purchased reinsurance from other third parties only when we expect a net benefit.  With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance starting in 2014.  In addition, some of our quota share contracts with larger retrocessions were increased during 2014.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2015	2014	2013	2012	2011
Percentage of ceded written premiums to gross written premiums	8.5%	8.6%	4.1%	5.3%	4.1%

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

According to Standard & Poor's, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $195 billion in 2014 according to data compiled by Standard & Poor's.  The leaders in this market are Swiss Re, Munich Re, Berkshire Hathaway Inc., Hannover Rueckversicherung AG, SCOR SE and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 66) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 62), Executive Vice President and Chief Financial Officer, Craig Howie (age 52), Executive Vice President and Chief Underwriting Officer, John P. Doucette (age 50) and Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 49).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2016, subject to Mr. Taranto's annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2018 for Mr. Addesso and September 1, 2016 for Mr. Doucette and Mr. Mukherjee.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between August 2016 and February 2017.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and provides for term of employment ending on June 30, 2016.  However, Mr. de Saram recently announced his retirement effective April 4, 2016.  Mr. Mukherjee has been named as Mr. de Saram's successor upon retirement.  Mr. Mukherjee has applied for a work permit but we are currently awaiting approval of the work permit by the Bermuda government.  In the event his work permit is not approved, it could adversely affect our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our shareholders' equity.  Our actively managed equity security portfolios are fair valued and any changes in fair value are reflected as net realized capital gains or losses.  As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

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

	At
(Dollars in millions)	December 31, 2015	% of Total
Mortgage-backed securities:
Commercial	$266.3	1.5%
Agency residential	2,320.5	13.1%
Non-agency residential	0.9	0.0%
Other asset-backed	467.2	2.7%
Total asset-backed	3,054.9	17.3%
Other fixed income	10,302.4	58.3%
Total fixed income, at market value	13,357.3	75.6%
Fixed maturities, at fair value	2.1	0.0%
Equity securities, at market value	108.9	0.6%
Equity securities, at fair value	1,337.7	7.6%
Other invested assets	787.0	4.5%
Cash and short-term investments	2,079.2	11.7%
Total investments and cash	$17,672.2	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2015, we wrote approximately 27.2% of our coverages in non-U.S. currencies; as of December 31, 2015, we maintained approximately 12.1% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2015, 2014 and 2013, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $13.0 million to a gain of $47.1 million.

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

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws.  These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves.  These laws also require disclosure of material inter-affiliate transactions and require prior approval of "extraordinary" transactions.  Such "extraordinary" transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

As a result of the previous dislocation of the financial markets, Congress and the Presidential administration in the United States are implementing changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury has recently established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

Group and Holdings are holding companies, each of whose most significant asset consists of the stock of its operating subsidiaries.  As a result, each of Group's and Holdings' ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it.  This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control.  Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds.  Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Group and Holdings in the future, which could prevent us from paying dividends, interest or other payments on our securities.

Provisions in Group's bye-laws could have an anti-takeover effect, which could diminish the value of its common shares.

Group's bye-laws contain provisions that could delay or prevent a change of control that a shareholder might consider favorable.  The effect of these provisions could be to prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover.  Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

For example, Group's bye-laws contain the following provisions that could have an anti-takeover effect:

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

•
Group also has the option to redeem or purchase all or part of a shareholder's common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

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

The Board of Directors has indicated that it will apply these bye-law provisions in such manner that "passive institutional investors" will be treated similarly to investment companies.  For this purpose, "passive institutional investors" include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the U.S. Securities Exchange Act of 1934, ("the Exchange Act") to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.

Applicable insurance laws may also have an anti-takeover effect.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled or deemed commercially domiciled.  Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control.  Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the U.S., the insurance change of control laws of Delaware, California and Georgia would apply to such a transaction.  This could have the effect of delaying or even preventing such a change of control.

The ownership of common shares of Group by Everest  International Reinsurance, Ltd., "Everest International" a direct subsidiary of Group may have an impact on securing approval of shareholder proposals that Group's management supports.

As of December 31, 2015, Everest International owned 9,719,971 or 18.5% of the outstanding common shares of Group.  Under Group's bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group's common shares.

Investors in Group may have more difficulty in protecting their interests than investors in a U.S. corporation.

The Companies Act 1981 of Bermuda (the "Companies Act"), differs in material respects from the laws applicable to U.S. corporations and their shareholders.  The following is a summary of material differences between the Companies Act, as modified in some instances by provisions of Group's bye-laws, and Delaware corporate law that could make it more difficult for investors in Group to protect their interests than investors in a U.S. corporation.  Because the following statements are summaries, they do not address all aspects of Bermuda law that may be relevant to Group and its shareholders.

Alternate Directors.  Group's bye-laws provide, as permitted by Bermuda law, that each director may appoint an alternate director, who shall have the power to attend and vote at any meeting of the board of directors or committee at which that director is not personally present and to sign written consents in place of that director.  Delaware law permits a director to appoint another director as an alternate to attend any board committee meeting.  However, Delaware law does not provide for the designation of alternate directors with authority to attend or vote at a meeting of the board of directors.

Committees of the Board of Directors.  Group's bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors.  Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.

Interested Directors.  Bermuda law and Group's bye-laws provide that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction.  In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting.  Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit.  Additionally, under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:

•
the material facts as to the interested director's relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;

•
the material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares; or

•	the transaction is fair to the corporation as of the time it is authorized, approved or ratified.

Transactions with Significant Shareholders.  As a Bermuda company, Group may enter into business transactions with its significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from Group's board of directors but without obtaining prior approval from the shareholders.  In the case of an amalgamation, in which two or more companies join together and continue as a single company, a resolution of shareholders approved by a majority of at least 75% of the votes cast is required in addition to the approval of the board of directors, except in the case of an amalgamation with and between wholly-owned subsidiaries.  If Group was a Delaware corporation, any business combination with an interested shareholder (which, for this purpose, would include mergers and asset sales of greater than 10% of Group's assets that would otherwise be considered transactions in the ordinary course of business) within a period of three years from the time the person became an interested shareholder would require prior approval from shareholders holding at least 66 2/3% of Group's outstanding common shares not owned by the interested shareholder, unless the transaction qualified for one of the exemptions in the relevant Delaware statute or Group opted out of the statute.  For purposes of the Delaware statute, an "interested shareholder" is generally defined as a person who together with that person's affiliates and associates owns, or within the previous three years did own, 15% or more of a corporation's outstanding voting shares.

Takeovers.  Under Bermuda law, if an acquiror makes an offer for shares of a company and, within four months of the offer, the holders of not less than 90% of the shares that are the subject of the offer tender their shares, the acquiror may give the nontendering shareholders notice requiring them to transfer their shares on the terms of the offer.  Within one month of receiving the notice, dissenting shareholders may apply to the court objecting to the transfer.  The burden is on the dissenting shareholders to show that the court should exercise its discretion to enjoin the transfer.  The court will be unlikely to do this unless there is evidence of fraud or bad faith or collusion between the acquiror and the tendering shareholders aimed at unfairly forcing out minority shareholders.  Under another provision of Bermuda law, the holders of 95% of the shares of a company (the "acquiring shareholders") may give notice to the remaining shareholders requiring them to sell their shares on the terms described in the notice.  Within one month of receiving the notice, dissenting shareholders may apply to the court for an appraisal of their shares.  Within one month of the court's appraisal, the acquiring shareholders are entitled either to acquire all shares involved at the price fixed by the court or cancel the notice given to the remaining shareholders.  If shares were acquired under the notice at a price below the court's appraisal price, the acquiring shareholders must either pay the difference in price or cancel the notice and return the shares thus acquired to the shareholder, who must then refund the purchase price.  There are no comparable provisions under Delaware law.

Inspection of Corporate Records.  Members of the general public have the right to inspect the public documents of Group available at the office of the Registrar of Companies and Group's registered office, both in Bermuda.  These documents include the memorandum of association, which describes Group's permitted purposes and powers, any amendments to the memorandum of association and documents relating to any increase or reduction in Group's authorized share capital. Shareholders of Group have the additional right to inspect Group's bye-laws, minutes of general meetings of shareholders and audited financial statements that must be presented to the annual general meeting of shareholders.  The register of shareholders of Group also is open to inspection by shareholders and to members of the public without charge.  Group is required to maintain its share register at its registered office in Bermuda.  Group also maintains a branch register in the offices of its transfer agent in the U.S., which is open for public inspection as required under the Companies Act.  Group is required to keep at its registered office a register of its directors and officers that is open for inspection by members of the public without charge.  However, Bermuda law does not provide a general right for shareholders to inspect or obtain copies of any other corporate records.  Under Delaware law, any shareholder may inspect or obtain copies of a corporation's shareholder list and its other books and records for any purpose reasonably related to that person's interest as a shareholder.

Shareholder's Suits.  The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions.  Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda.  However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to bring an action in the name of Group to remedy a wrong done to Group where the act complained of is alleged to be beyond the corporate power of Group or illegal or would result in the violation of Group's memorandum of association or bye-laws.  Furthermore, the court would give consideration to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of Group's shareholders than actually approved it.  The winning party in an action of this type generally would be able to recover a portion of attorneys' fees incurred in connection with the action. Under Delaware law, class actions and derivative actions generally are available to stockholders for breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law.  In these types of actions, the court has discretion to permit the winning party to recover its attorneys' fees.

Limitation of Liability of Directors and Officers.  Group's bye-laws provide that Group and its shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of that director's or officer's duties.  However, this waiver does not apply to claims or rights of action that arise out of fraud or dishonesty.  This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty.  However, these provisions may not limit liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit.  Moreover, Delaware provisions would not be likely to bar claims arising under U.S. federal securities laws.

Indemnification of Directors and Officers.  Group's bye-laws provide that Group shall indemnify its directors or officers to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or suffered by them by reason of any act done, concurred in or omitted in the conduct of Group's business or in the discharge of their duties.  Under Bermuda law, this indemnification may not extend to any matter involving fraud or dishonesty of which a director or officer may be guilty in relation to the company, as determined in a final judgment or decree not subject to appeal.  Under Delaware law, a corporation may indemnify a director or officer who becomes a party to an action, suit or proceeding because of his position as a director or officer if (1) the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (2) if the action or proceeding involves a criminal offense, the director or officer had no reasonable cause to believe his or her conduct was unlawful.

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

Dividends.  Bermuda law does not allow a company to declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or that the realizable value of the company's assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts.  The share capital account represents the aggregate par value of issued shares, and the share premium account represents the aggregate amount paid for issued shares over and above their par value.  Under Delaware law, subject to any restrictions contained in a company's certificate of incorporation, a company may pay dividends out of the surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Surplus is the amount by which the net assets of a corporation exceed its stated capital. Delaware law also provides that dividends may not be paid out of net profits at any time when stated capital is less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.

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

Bermuda Re.  The income of Bermuda Re is a significant portion of our worldwide income from operations.  We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S.  Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the Internal Revenue Service ("IRS") were to successfully assert that Bermuda Re was engaged in a trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all of its income and possibly the U.S. branch profits tax.  However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re's income except to the extent that its income was attributable to a permanent establishment maintained by that subsidiary.  We do not believe that Bermuda Re has a permanent establishment in the U.S.  If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income.  This would reduce our net income.

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

Bermuda Re is subject to federal excise tax on reinsurance and insurance premiums with respect to risks located in the U.S.  In addition, Bermuda Re is subject to withholding tax on dividend income from U.S. sources.  These taxes could increase and other taxes could be imposed in the future on Bermuda Re's business, which would reduce our net income.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re's corporate offices are located in approximately 5,800 total square feet of leased office space in Hamilton, Bermuda.  The Company's other 24 locations occupy a total of approximately 194,600 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, "RE".  The quarterly high and low market prices of Group's common shares for the periods indicated were:

	2015		2014
	High	Low	High	Low
First Quarter	$182.62	$166.99	$153.05	$137.48
Second Quarter	186.29	173.10	161.87	150.81
Third Quarter	191.54	167.74	165.46	155.91
Fourth Quarter	188.82	172.19	176.27	158.36

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2016 was 285.  That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $0.75 per share for the first three quarters of 2014.  The Company declared and paid its quarterly cash dividend of $0.95 per share for the fourth quarter of 2014 and for the first three quarters of 2015.  The Company declared and paid its quarterly cash dividend of $1.15 per share for the fourth quarter of 2015.  On February 24, 2016, the Company's Board of Directors declared a dividend of $1.15 per share, payable on or before March 23, 2016 to shareholders of record on March 9, 2016.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders.  The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  See "Regulatory Matters – Dividends" and ITEM 8, "Financial Statements and Supplementary Data" - Note 16 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2015	213,754	$168.6387	213,754	6,129,809
February 1 - 28, 2015	127,110	$177.7273	81,725	6,048,084
March 1 - 31, 2015	144,193	$175.6124	139,399	5,908,685
April 1 - 30, 2015	0	$-	0	5,908,685
May 1 - 31, 2015	278,524	$179.9757	277,500	5,631,185
June 1 - 30, 2015	0	$-	0	5,631,185
July 1 - 31, 2015	1,756	$183.2850	0	5,631,185
August 1 - 31, 2015	514,629	$177.4608	514,629	5,116,556
September 1 - 30, 2015	626,078	$174.4833	622,844	4,493,712
October 1 - 31, 2015	0	$-	0	4,493,712
November 1 - 30, 2015	283,767	$180.7646	282,657	4,211,055
December 1 - 31, 2015	129,354	$185.4092	129,354	4,081,701
Total	2,319,165	$-	2,261,862	4,081,701

(1)      On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company's executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company's shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through February 23, 2016, the Company purchased an additional 435,099 shares for $80.5 million under the share repurchase program.

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2010 through December 31, 2015, with the cumulative total return of the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Everest Re Group, Ltd., the S&P 500 Index, and the S&P Property & Casualty Insurance Index
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
238.48
210.05
180.75
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/10	12/11	12/12	12/13	12/14	12/15
Everest Re Group, Ltd.	100.00	101.39	135.15	194.65	216.92	238.48
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Property & Casualty Insurance	100.00	99.75	119.81	165.69	191.78	210.05

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Operating data:
Gross written premiums	$5,876.3	$5,749.0	$5,218.6	$4,310.5	$4,286.2
Net written premiums	5,378.3	5,256.9	5,004.8	4,081.1	4,108.9
Premiums earned	5,481.5	5,169.1	4,753.5	4,164.6	4,101.3
Net investment income	473.8	530.6	548.5	600.2	620.0
Net realized capital gains (losses)	(184.1)	84.0	300.2	164.4	6.9
Incurred losses and loss adjustment
expenses (including catastrophes)	3,101.9	2,906.5	2,800.3	2,745.3	3,726.2
Net catastrophe losses (1)	63.1	56.0	177.7	361.1	1,237.6
Commission, brokerage, taxes and fees	1,202.0	1,135.6	977.6	952.7	950.5
Other underwriting expenses	266.0	240.4	237.1	207.7	182.4
Corporate expenses	23.3	23.4	24.8	24.0	16.5
Interest, fees and bond issue cost
amortization expense	36.2	38.5	46.1	53.7	52.3
Income (loss) before taxes	1,208.5	1,446.1	1,555.0	939.5	(233.9)
Income tax expense (benefit)	134.0	187.7	289.7	110.6	(153.5)
Net income (loss) (2)	1,074.5	1,258.5	1,265.3	829.0	(80.5)
Net (income) loss attributable to noncontrolling interests	(96.6)	(59.3)	(5.9)	-	-
Net income (loss) attributable to Everest Re Group	977.9	1,199.2	1,259.4	829.0	(80.5)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE:
Basic (3)	$22.29	$26.16	$25.67	$15.85	$(1.49)

Diluted (4)	$22.10	$25.91	$25.44	$15.79	$(1.49)

Dividends declared	$4.00	$3.20	$2.19	$1.92	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	56.6%	56.2%	58.9%	65.9%	90.9%
Other underwriting expense ratio	26.8%	26.6%	25.6%	27.9%	27.6%
Combined ratio (2)	83.4%	82.8%	84.5%	93.8%	118.5%

Balance sheet data (at end of period):
Total investments and cash	$17,672.2	$17,435.9	$16,596.5	$16,576.2	$15,797.4
Total assets	21,426.2	20,817.8	19,808.0	19,777.9	18,893.6
Loss and LAE reserves	9,951.8	9,720.8	9,673.2	10,069.1	10,123.2
Total debt	638.4	638.4	488.3	818.2	818.1
Total liabilities	13,060.7	12,945.2	12,746.4	13,044.4	12,822.2
Redeemable noncontrolling interests - Mt. Logan Re	756.9	421.6	93.4	-	-
Shareholders' equity	7,608.6	7,451.1	6,968.3	6,733.5	6,071.4
Book value per share (6)	178.21	166.75	146.57	130.96	112.99
_______________________________________________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 43.4 million, 45.4 million, 48.6 million, 51.9 million and 53.8 million for 2015, 2014, 2013, 2012 and 2011, respectively.
(4)
Based on weighted average diluted common shares outstanding of 43.8 million, 45.8 million, 49.1 million and 52.1 million for 2015, 2014, 2013 and 2012, respectively.  Diluted calculation was not applicable for 2011.

(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 42.7 million, 44.7 million, 47.5 million, 51.4 million and 53.7 million common shares outstanding for December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of our results of operations and financial condition.  It should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, "Financial Statements and Supplementary Data".

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

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  During the second and third quarters of 2013, Canada experienced historic flooding in Alberta and Toronto, which resulted in higher catastrophe rates in these areas during 2014.  Although there have been other flooding and wind storm events and earthquakes in other parts of the world , the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  These lower catastrophe historic losses are placing downward pressure on worldwide regional catastrophe markets.

During 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, we received approval from Lloyd's of London to launch a new syndicate, which will provide us access to additional international business and new product opportunities to further diversify and broaden our insurance portfolio in 2016.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Gross written premiums	$5,876.3	$5,749.0	$5,218.6	2.2%	10.2%
Net written premiums	5,378.3	5,256.9	5,004.8	2.3%	5.0%

REVENUES:
Premiums earned	$5,481.5	$5,169.1	$4,753.5	6.0%	8.7%
Net investment income	473.8	530.6	548.5	-10.7%	-3.3%
Net realized capital gains (losses)	(184.1)	84.0	300.2	NM	-72.0%
Net derivative gain (loss)	6.3	(11.6)	44.0	-154.5%	-126.3%
Other income (expense)	60.4	18.4	(5.5)	227.8%	NM
Total revenues	5,837.9	5,790.6	5,640.8	0.8%	2.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101.9	2,906.5	2,800.3	6.7%	3.8%
Commission, brokerage, taxes and fees	1,202.0	1,135.6	977.6	5.9%	16.2%
Other underwriting expenses	266.0	240.4	237.1	10.6%	1.4%
Corporate expenses	23.3	23.4	24.8	-0.7%	-5.6%
Interest, fees and bond issue cost amortization expense	36.2	38.5	46.1	-6.1%	-16.4%
Total claims and expenses	4,629.4	4,344.5	4,085.9	6.6%	6.3%

INCOME (LOSS) BEFORE TAXES	1,208.5	1,446.1	1,555.0	-16.4%	-7.0%
Income tax expense (benefit)	134.0	187.7	289.7	-28.6%	-35.2%
NET INCOME (LOSS)	$1,074.5	$1,258.5	$1,265.3	-14.6%	-0.5%
Net (income) loss attributable to noncontrolling interests	(96.6)	(59.3)	(5.9)	62.9%	NM
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$977.9	$1,199.2	$1,259.4	-18.5%	-4.8%

RATIOS:				Point Change
Loss ratio	56.6%	56.2%	58.9%	0.4	(2.7)
Commission and brokerage ratio	21.9%	22.0%	20.6%	(0.1)	1.4
Other underwriting expense ratio	4.9%	4.6%	5.0%	0.3	(0.4)
Combined ratio	83.4%	82.8%	84.5%	0.6	(1.7)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2015	2014	2013	2015/2014	2014/2013
Balance sheet data:
Total investments and cash	$17,672.2	$17,435.9	$16,596.5	1.4%	5.1%
Total assets	21,426.2	20,817.8	19,808.0	2.9%	5.1%
Loss and loss adjustment expense reserves	9,951.8	9,720.8	9,673.2	2.4%	0.5%
Total debt	638.4	638.4	488.3	0.0%	30.7%
Total liabilities	13,060.7	12,945.2	12,746.4	0.9%	1.6%
Redeemable noncontrolling interests - Mt. Logan Re	756.9	421.6	93.4	79.5%	NM
Shareholders' equity	7,608.6	7,451.1	6,968.3	2.1%	6.9%
Book value per share	178.21	166.75	146.57	6.9%	13.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 2.2% to $5,876.3 million in 2015, compared to $5,749.0 million in 2014, reflecting a $313.9 million, or 25.8%, increase in our insurance business and a $95.6 million, or 69.1%, increase from the Mt. Logan Re segment, partially offset by a $282.2 million, or 6.4%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The increase in the Mt. Logan Re premiums is comparable to the increase in capital from non-voting redeemable preferred shares.

The decline in reinsurance premiums was due mainly to decreases in treaty casualty business, reductions in the quota share agreements and a negative impact of $136.0 million from the year over year movement in foreign exchange rates.  Net written premiums increased by 2.3% to $5,378.3 million in 2015 compared to $5,256.9 million in 2014.  The increase is consistent with the increase in gross written premiums.  Premiums earned increased by 6.0% to $5,481.5 million in 2015, compared to $5,169.1 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income decreased by 10.7% to $473.8 million in 2015 compared with investment income of $530.6 million in 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 2.8% in 2015 compared to 3.2% in 2014.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios  and a decrease in our limited partnership income.

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

Net Realized Capital Gains (Losses).  Net realized capital losses were $184.1 million in 2015 and net realized capital gains were $84.0 million and $300.2 million in 2014 and 2013, respectively.  The $184.1 million was comprised of $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $84.0 million in 2014 was comprised of $121.7 million of net gains from fair value re-measurements and $1.9 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $39.5 million of other-than-temporary impairments.  The net realized capital gains of $300.2 million in 2013 were the result of $258.9 million of gains from fair value re-measurements and $42.4 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $1.1 million of other-than-temporary impairments.

Net Derivative Gain (Loss).
In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative gain of $6.3 million in 2015, a net derivative loss of $11.6 million in 2014, and a net derivative gain of $44.0 million in 2013.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $60.4 million and $18.4 million in 2015 and 2014, respectively, and other expense of $5.5 million in 2013.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional (a)	$3,071.2	56.0%		$(35.5)	-0.6%		$3,035.6	55.4%
Catastrophes	99.3	1.8%		(33.0)	-0.6%		66.3	1.2%
Total	$3,170.5	57.8%		$(68.6)	-1.2%		$3,101.9	56.6%

2014
Attritional (a)	$2,856.4	55.2%		$(12.1)	-0.2%		$2,844.3	55.0%
Catastrophes	90.0	1.7%		(27.8)	-0.5%		62.2	1.2%
Total	$2,946.4	56.9%		$(39.9)	-0.7%		$2,906.5	56.2%

2013
Attritional (a)	$2,623.5	55.2%		$(18.2)	-0.4%		$2,605.3	54.8%
Catastrophes	195.0	4.1%		-	0.0%		195.0	4.1%
Total	$2,818.5	59.3%		$(18.2)	-0.4%		$2,800.3	58.9%

Variance 2015/2014
Attritional	$214.8	0.8	pts	$(23.4)	(0.4)	pts	$191.3	0.4	pts
Catastrophes	9.3	0.1	pts	(5.2)	(0.1)	pts	4.1	-	pts
Total segment	$224.1	0.9	pts	$(28.7)	(0.5)	pts	$195.4	0.4	pts

Variance 2014/2013
Attritional	$232.9	-	pts	$6.1	0.2	pts	$239.0	0.2	pts
Catastrophes	(105.0)	(2.4)	pts	(27.8)	(0.5)	pts	(132.8)	(2.9)	pts
Total segment	$127.9	(2.4)	pts	$(21.7)	(0.3)	pts	$106.2	(2.7)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 6.7% to $3,101.9 million for the year ended December 31, 2015 compared to $2,906.5 million for the year ended December 31, 2014, primarily due to an increase in current year attritional losses of $214.8 million resulting primarily from the impact of the increase in premiums earned, a $60.0 million loss from the explosion at the Chinese port of Tianjin and numerous weather-related losses that did not meet our $10 million catastrophe threshold, partially offset by a decrease of $23.4 million of prior year attritional losses. The $35.5 million of favorable prior years' attritional loss development is comprised of $187.6 million of favorable development in the reinsurance segments and Mt. Logan, partially offset by $152.1 million of development in the insurance segment.  The $187.6 million of favorable development related primarily to casualty and property treaty business and was net of $38.4 million of development in asbestos reserves.  The development in the insurance segment largely related to umbrella business and construction liability on run-off programs non-renewed by the Company several years ago.  Current year catastrophe losses were $99.3 million for the year ended December 31, 2015 and related to the 2015 Chilean earthquake ($40.0 million), Northern Chile storms ($20.0 million), New South Wales storms ($20 million) and 2015 US Storms ($19.3 million).  The $90.0 million of current year catastrophe losses for the year ended December 31, 2014 related to the Japan snowstorm ($31.5 million), Hurricane Odile ($22.0 million), the 2014 Chilean earthquake ($21.5 million) and the Brisbane hailstorm ($15.0 million).  The $33.0 million of favorable development on prior years' catastrophes related primarily to the 2013 German hail storms, European floods, Typhoon Fitow and U.S, storms.

Incurred losses and LAE increased by 3.8% to $2,906.5 million for the year ended December 31, 2014 compared to $2,800.3 million for the year ended December 31, 2013, primarily due to increases in current year attritional losses, partially offset by a reduction in current year catastrophe losses (outlined above).  The increase in current year attritional losses of $232.9 million is primarily due to the impact of the increase in premiums earned.  The $12.1 million of favorable prior years' development for 2014 is a combination of $174.7 million of favorable development in the reinsurance segments, related primarily to treaty casualty and treaty property reserves, partially offset by $137.8 million of development on A&E reserves and $24.9 million of development on insurance reserves, primarily related to construction liability and umbrella business.  The $195.0 million of current year catastrophe losses for the year ended December 31, 2013 related to Canadian floods ($79.7 million), U.S. storms ($44.8 million), Typhoon Fitow ($30.0 million), German hailstorms ($20.5 million) and European floods ($20.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 5.9% to $1,202.0 million for the year ended December 31, 2015 compared to $1,135.6 million for the year ended December 31, 2014.  These changes were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Commission, brokerage, taxes and fees increased by 16.2% to $1,135.6 million for the year ended December 31, 2014 compared to $977.6 million for the year ended December 31, 2013.  These changes were primarily due to the impact of the increase in premiums earned, changes in the mix of business and higher contingent commissions.

Other Underwriting Expenses.  Other underwriting expenses were $266.0 million, $240.4 million and $237.1 million in 2015, 2014 and 2013, respectively.  The increase in other underwriting expenses for 2015 compared to 2014 was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The increase in other underwriting expenses for 2014 compared to 2013 was mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were comparable at $23.3 million, $23.4 million and $24.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $36.2 million and $38.5 million in 2015 and 2014, respectively.  The decrease was primarily due to the combination of the maturity of $250.0 million of senior notes in October 2014, and the issuance of $400.0 million of senior notes in June 2014.

Interest, fees and other bond amortization expense was $38.5 million and $46.1 million in 2014 and 2013, respectively.  The decrease was primarily due to the redemption of $329.9 million of trust preferred securities in May 2013 and the maturity of $250.0 million of senior notes in October, 2014, partially offset by the impact of the issuance of $400.0 million of senior notes in June 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $134.0 million, $187.7 million and $289.7 million in 2015, 2014 and 2013, respectively. Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income.  Variations in the tax expense generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for 2015 compared to 2014 was due to lower realized capital gains in the U.S.  The decrease in income tax expense for 2014 compared to 2013 is primarily due to lower net realized capital gains in the U.S. and the realization of additional foreign tax credits.

Net Income (Loss).
Our net income was $1,074.5 million, $1,258.5 million and $1,265.3 million in 2015, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Net Income (Loss) Attributable to Everest Re Group.
Our net income attributable to Everest Re Group was $977.9 million, $1,199.2 million and $1,259.4 million in 2015, 2014 and 2013, respectively.  The changes were primarily driven by the financial component fluctuations described above, as well as the impact of net income attributable to noncontrolling interests.

Ratios.
Our combined ratio increased by 0.6 points to 83.4% in 2015, compared to 82.8% in 2014.  The loss ratio components increased 0.4 points in 2015 over the same periods last year primarily due to $60.0 million of losses from the explosion at the Chinese port of Tianjin and numerous weather-related losses that did not meet our $10 million catastrophe threshold.  The commission and brokerage ratio components were comparable at 21.9% in 2015 and 22.0% in 2014.  The other underwriting expense ratio components increased by 0.3 points in 2015 over the same period last year due primarily to the increased focus on the expansion of the insurance business.

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

Shareholders' Equity.
Shareholders' equity increased by $157.5 million to $7,608.6 million at December 31, 2015 from $7,451.1 million at December 31, 2014, principally as a result of $977.9 million of net income attributable to Everest Re Group, share-based compensation transactions of $34.8 million and $11.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.3 million common shares for $400.1 million, $180.4 million of unrealized depreciation on investments, net of tax, $175.1 million of shareholder dividends and $111.5 million of net foreign currency translation adjustments.

Shareholders' equity increased by $482.8 million to $7,451.1 million at December 31, 2014 from $6,968.3 million at December 31, 2013, principally as a result of $1,199.2 million of net income attributable to Everest Re Group, share-based compensation transactions of $39.0 million and $22.1 million of unrealized appreciation on investments, net of tax, partially offset by repurchases of 3.2 million common shares for $500.0 million, $145.9 million of shareholder dividend, $95.4 million of net foreign currency translation adjustments and $36.1 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 10.7% to $473.8 million in 2015 compared to $530.6 million in 2014, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates and a decrease in limited partnership income.

Net investment income decreased by 3.3% to $530.6 million in 2014 compared to $548.5 million in 2013, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, and a decline in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Fixed maturities	$433.1	$462.8	$473.5
Equity securities	45.6	47.2	45.4
Short-term investments and cash	1.6	1.6	1.3
Other invested assets
Limited partnerships	14.4	40.9	46.9
Other	1.8	3.6	7.3
Gross investment income before adjustments	496.5	556.1	574.4
Funds held interest income (expense)	10.8	9.5	10.6
Future policy benefit reserve income (expense)	(1.9)	(1.7)	(2.8)
Gross investment income	505.4	563.9	582.3
Investment expenses	(31.6)	(33.3)	(33.8)
Net investment income	$473.8	$530.6	$548.5
	.
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2015	2014	2013
Imbedded pre-tax yield of cash and invested assets at December 31	2.9%	3.0%	3.2%
Imbedded after-tax yield of cash and invested assets at December 31	2.4%	2.6%	2.8%

Annualized pre-tax yield on average cash and invested assets	2.8%	3.2%	3.5%
Annualized after-tax yield on average cash and invested assets	2.3%	2.7%	2.9%

	2015	2014	2013
Fixed income portfolio total return	1.1%	3.5%	0.4%
Barclay's Capital - U.S. aggregate index	0.6%	6.0%	-2.0%

Common equity portfolio total return	-0.9%	10.4%	22.4%
S&P 500 index	1.4%	13.7%	32.4%

Other invested asset portfolio total return	4.1%	11.8%	16.9%

The pre-tax equivalent total return for the bond portfolio was approximately 1.4%, 3.6% and 0.6%, respectively, in 2015, 2014 and 2013.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2015/2014	2014/2013
(Dollars in millions)	2015	2014	2013	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$47.9	$36.1	$37.7	$11.8	$(1.6)
Losses	(70.2)	(31.7)	(30.9)	(38.5)	(0.8)
Total	(22.3)	4.4	6.8	(26.7)	(2.4)

Fixed maturity securities, fair value:
Gains	-	1.3	0.5	(1.3)	0.8
Losses	-	(4.4)	(0.3)	4.4	(4.2)
Total	-	(3.1)	0.2	3.1	(3.3)

Equity securities, market value:
Gains	-	1.7	3.0	(1.7)	(1.3)
Losses	(6.7)	(1.2)	(0.3)	(5.5)	(0.9)
Total	(6.7)	0.4	2.6	(7.1)	(2.2)

Equity securities, fair value:
Gains	27.7	19.2	41.8	8.5	(22.5)
Losses	(35.0)	(19.1)	(9.0)	(15.9)	(10.1)
Total	(7.3)	0.2	32.7	(7.5)	(32.6)

Total net realized capital gains (losses) from sales:
Gains	75.6	58.3	82.8	17.3	(24.5)
Losses	(111.9)	(56.5)	(40.5)	(55.5)	(16.0)
Total	(36.3)	1.9	42.4	(38.2)	(40.5)

Other-than-temporary impairments:	(102.2)	(39.5)	(1.1)	(62.7)	(38.4)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(1.5)	0.3	1.5	(1.8)
Equity securities, fair value	(45.6)	123.2	258.6	(168.8)	(135.4)
Total	(45.6)	121.7	258.9	(167.3)	(137.2)

Total net realized capital gains (losses)	$(184.1)	$84.0	$300.2	$(268.1)	$(216.2)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $184.1 million in 2015 and net realized capital gains were $84.0 million and $300.2 million in 2014 and 2013, respectively.  In 2015, we recorded $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The fixed maturity and equity sales for 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2014, we recorded $121.7 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments.  In 2013, we recorded $258.9 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $42.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $1.1 million of other-than-temporary impairments.  The fixed maturity and equity sales in 2014 and 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

Our loss and LAE reserves are management's best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$1,963.5	$2,039.6	$1,809.7	$(76.1)	-3.7%	$229.9	12.7%
Net written premiums	1,855.9	1,983.8	1,807.1	(127.9)	-6.4%	176.7	9.8%

Premiums earned	$1,952.7	$1,986.8	$1,671.5	$(34.1)	-1.7%	$315.3	18.9%
Incurred losses and LAE	825.1	954.5	814.7	(129.4)	-13.6%	139.9	17.2%
Commission and brokerage	493.3	466.3	366.9	27.0	5.8%	99.4	27.1%
Other underwriting expenses	50.1	45.6	47.2	4.5	9.9%	(1.6)	-3.4%
Underwriting gain (loss)	$584.3	$520.4	$442.8	$63.9	12.3%	$77.6	17.5%

					Point Chg		Point Chg
Loss ratio	42.3%	48.0%	48.7%		(5.7)		(0.7)
Commission and brokerage ratio	25.3%	23.5%	21.9%		1.8		1.6
Other underwriting expense ratio	2.5%	2.3%	2.9%		0.2		(0.6)
Combined ratio	70.1%	73.8%	73.5%		(3.7)		0.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 3.7% to $1,963.5 million in 2015 from $2,039.6 million in 2014, primarily due to a decrease in treaty casualty business resulting from the cancellation of some contracts. Net written premiums decreased by 6.4% to $1,855.9 million in 2015 compared to $1,983.8 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned decreased 1.7% to $1,952.7 million in 2015 compared to $1,986.8 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$940.6	48.2%		$(123.1)	-6.3%		$817.5	41.9%
Catastrophes	16.7	0.9%		(9.2)	-0.5%		7.6	0.4%
Total segment	$957.4	49.1%		$(132.3)	-6.8%		$825.1	42.3%

2014
Attritional	$933.3	47.0%		$24.5	1.2%		$957.8	48.2%
Catastrophes	12.5	0.6%		(15.8)	-0.8%		(3.3)	-0.2%
Total segment	$945.8	47.6%		$8.7	0.4%		$954.5	48.0%

2013
Attritional	$781.8	46.7%		$(36.7)	-2.2%		$745.2	44.5%
Catastrophes	51.8	3.1%		17.7	1.1%		69.5	4.2%
Total segment	$833.6	49.8%		$(18.9)	-1.1%		$814.7	48.7%

Variance 2015/2014
Attritional	$7.3	1.2	pts	$(147.6)	(7.5)	pts	$(140.3)	(6.3)	pts
Catastrophes	4.2	0.3	pts	6.6	0.3	pts	10.9	0.6	pts
Total segment	$11.6	1.5	pts	$(141.0)	(7.2)	pts	$(129.4)	(5.7)	pts

Variance 2014/2013
Attritional	$151.5	0.3	pts	$61.2	3.4	pts	$212.6	3.7	pts
Catastrophes	(39.3)	(2.5)	pts	(33.5)	(1.9)	pts	(72.8)	(4.4)	pts
Total segment	$112.2	(2.2)	pts	$27.7	1.5	pts	$139.9	(0.7)	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 13.6% to $825.1 million in 2015 compared to $954.5 million in 2014, primarily due to an increase in favorable development of $147.6 million on prior year attritional losses in 2015 compared to 2014 related to treaty property, treaty casualty, marine lines of business and less year over year development on A&E reserves.  This favorable development was partially offset by the increase in current year attritional losses of $7.3 million resulting primarily from $14.2 million related to the explosion at the Chinese port of Tianjin.  Current year catastrophe losses were $16.7 million in 2015 mainly due to the US storms ($16.2 million).  The $12.5 million of current year catastrophe losses in 2014 related to the Japan snowstorm ($7.8 million) and Hurricane Odile ($4.7 million).

Incurred losses increased by 17.2% to $954.5 million in 2014 compared to $814.7 million in 2013, primarily due to the increase in current year attritional losses of $151.5 million resulting primarily from the impact of the increase in premiums earned and less favorable development of $61.2 million on prior years' attritional losses in 2014 compared to 2013, mainly related to an increase in A&E reserves.  This increase was partially offset by a decrease in current year catastrophe losses (outlined above) and favorable development of $33.5 million on prior year catastrophe losses in 2014 compared to 2013, mainly related to Superstorm Sandy.  The $51.8 million of current year catastrophe losses in 2013 were mainly due to U.S. Storms ($44.8 million), the European floods ($5.0 million) and the Canadian Floods ($2.0 million).

Segment Expenses.  Commission and brokerage expenses increased by 5.8% to $493.3 million in 2015 compared to $466.3 million in 2014.  The variance was primarily due to the impact of changes in the mix of business. Segment other underwriting expenses increased to $50.1 million in 2015 from $45.6 million in 2014.  The increase was primarily due to the impact of changes in the mix of business and higher employee benefit costs.

Commission and brokerage expenses increased by 27.1% to $466.3 million in 2014 compared to $366.9 million in 2013.  The variance was due to the impact of the increase in premiums earned, change in the mix of business and higher contingent commissions.  Segment other underwriting expenses decreased slightly to $45.6 million in 2014 from $47.2 million in 2013.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$1,294.0	$1,582.4	$1,345.8	$(288.4)	-18.2%	$236.7	17.6%
Net written premiums	1,209.0	1,336.6	1,327.4	(127.7)	-9.6%	9.2	0.7%

Premiums earned	$1,251.1	$1,310.9	$1,289.3	$(59.8)	-4.6%	$21.6	1.7%
Incurred losses and LAE	749.9	748.2	675.4	1.7	0.2%	72.8	10.8%
Commission and brokerage	298.2	306.2	295.9	(8.0)	-2.6%	10.3	3.5%
Other underwriting expenses	34.3	34.6	33.9	(0.3)	-0.9%	0.7	2.0%
Underwriting gain (loss)	$168.7	$221.9	$284.2	$(53.2)	-24.0%	$(62.3)	-21.9%

					Point Chg		Point Chg
Loss ratio	60.0%	57.1%	52.4%		2.9		4.7
Commission and brokerage ratio	23.8%	23.4%	22.9%		0.4		0.5
Other underwriting expense ratio	2.7%	2.6%	2.7%		0.1		(0.1)
Combined ratio	86.5%	83.1%	78.0%		3.4		5.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 18.2% to $1,294.0 million in 2015 compared to $1,582.4 million in 2014, primarily due to declines in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of $86.8 million from the movement of foreign exchange rates.  Net written premiums decreased by 9.6% to $1,209.0 million in 2015 compared to $1,336.6 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 4.6% to $1,251.1 million in 2015 compared to $1,310.9 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$721.3	57.7%		$(31.4)	-2.5%		$689.9	55.2%
Catastrophes	70.5	5.6%		(10.5)	-0.8%		60.0	4.8%
Total segment	$791.8	63.3%		$(41.9)	-3.3%		$749.9	60.0%

2014
Attritional	$709.5	54.2%		$(20.4)	-1.6%		$689.2	52.6%
Catastrophes	71.1	5.4%		(12.1)	-0.9%		59.0	4.5%
Total segment	$780.6	59.6%		$(32.5)	-2.5%		$748.2	57.1%

2013
Attritional	$631.6	49.0%		$(57.3)	-4.4%		$574.3	44.6%
Catastrophes	104.4	8.1%		(3.3)	-0.3%		101.1	7.8%
Total segment	$736.0	57.1%		$(60.6)	-4.7%		$675.4	52.4%

Variance 2015/2014
Attritional	$11.8	3.5	pts	$(11.0)	(0.9)	pts	$0.7	2.6	pts
Catastrophes	(0.6)	0.2	pts	1.6	0.1	pts	1.0	0.3	pts
Total segment	$11.2	3.7	pts	$(9.4)	(0.8)	pts	$1.7	2.9	pts

Variance 2014/2013
Attritional	$77.9	5.2	pts	$36.9	2.8	pts	$114.9	8.0	pts
Catastrophes	(33.3)	(2.7)	pts	(8.8)	(0.6)	pts	(42.1)	(3.3)	pts
Total segment	$44.6	2.5	pts	$28.1	2.2	pts	$72.8	4.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 0.2% to $749.9 million in 2015 compared to $748.2 million in 2014, primarily due to the increase in current year attritional losses of $11.8 million, mainly related to $29.7 million of losses from the explosion at the Chinese port of Tianjin, partially offset by the decline in premiums earned.  This increase in current year attritional reserves was mostly offset by $11.0 million of favorable prior years' development in 2015 compared to 2014 mainly related to Latin American and Canadian business.  The $70.5 million of current year catastrophe losses in 2015 were due to the 2015 Chilean earthquake ($34.8 million), the Northern Chile storms ($19.5 million) and the New South Wales storms ($16.2 million).  The $71.1 million of current year catastrophe losses in 2014 were due to the 2014 Chilean earthquake ($20.7 million), Japan snowstorm ($20.0 million), Hurricane Odile ($15.4 million) and the Brisbane hailstorm ($14.9 million).

Incurred losses and LAE increased by 10.8% to $748.2 million in 2014 compared to $675.4 million in 2013, due to the increase in current year attritional losses of $77.9 million, primarily due to increased losses in the Middle East, Africa and Latin America, partially offset by the decrease in current year catastrophe losses (outlined above).  The $104.4 million of current year catastrophe losses in 2013 were due to the Canadian floods ($75.2 million) and Typhoon Fitow ($29.2 million).

Segment Expenses.  Commission and brokerage decreased by 2.6% to $298.2 million in 2015 compared to $306.2 million in 2014.  The decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $34.3 million in 2015 compared to $34.6 million in 2014.

Commission and brokerage increased 3.5% to $306.2 million in 2014 compared to $295.9 million in 2013.  This increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased slightly to $34.6 million in 2014 compared to $33.9 million in 2013.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$852.5	$770.2	$774.3	$82.2	10.7%	$(4.0)	-0.5%
Net written premiums	791.6	744.7	765.7	46.9	6.3%	(21.0)	-2.7%

Premiums earned	$822.4	$715.7	$738.0	$106.7	14.9%	$(22.3)	-3.0%
Incurred losses and LAE	456.4	361.8	374.4	94.7	26.2%	(12.6)	-3.4%
Commission and brokerage	216.0	198.8	179.1	17.1	8.6%	19.7	11.0%
Other underwriting expenses	36.0	34.9	34.7	1.1	3.1%	0.3	0.8%
Underwriting gain (loss)	$113.9	$120.2	$149.8	$(6.2)	-5.2%	$(29.6)	-19.8%

					Point Chg		Point Chg
Loss ratio	55.4%	50.5%	50.7%		4.9		(0.2)
Commission and brokerage ratio	26.3%	27.8%	24.3%		(1.5)		3.5
Other underwriting expense ratio	4.4%	4.9%	4.7%		(0.5)		0.2
Combined ratio	86.1%	83.2%	79.7%		2.9		3.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.7% to $852.5 million in 2015 compared to $770.2 million in 2014, primarily due to increased property and casualty writings through the Bermuda, Ireland and UK offices, partially offset by the negative impact of $44.1 million from the movement of foreign exchange rates.  Net written premiums increased by 6.3% to $791.6 million in 2015 compared to $744.7 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 14.9% to $822.4 million in 2015 compared to $715.7 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$499.4	60.7%		$(29.2)	-3.6%		$470.2	57.1%
Catastrophes	-	0.0%		(13.8)	-1.7%		(13.8)	-1.7%
Total segment	$499.4	60.7%		$(43.0)	-5.3%		$456.4	55.4%

2014
Attritional	$402.4	56.3%		$(41.2)	-5.8%		$361.3	50.5%
Catastrophes	0.3	0.0%		0.2	0.0%		0.5	0.0%
Total segment	$402.7	56.3%		$(41.0)	-5.8%		$361.8	50.5%

2013
Attritional	$408.1	55.3%		$(56.1)	-7.6%		$352.0	47.7%
Catastrophes	35.5	4.8%		(13.1)	-1.8%		22.4	3.0%
Total segment	$443.6	60.1%		$(69.2)	-9.4%		$374.4	50.7%

Variance 2015/2014
Attritional	$97.0	4.4	pts	$12.0	2.2	pts	$109.0	6.6	pts
Catastrophes	(0.3)	-	pts	(14.0)	(1.7)	pts	(14.3)	(1.7)	pts
Total segment	$96.7	4.4	pts	$(2.0)	0.5	pts	$94.7	4.9	pts

Variance 2014/2013
Attritional	$(5.7)	1.0	pts	$14.9	1.8	pts	$9.3	2.8	pts
Catastrophes	(35.2)	(4.8)	pts	13.3	1.8	pts	(21.9)	(3.0)	pts
Total segment	$(40.9)	(3.8)	pts	$28.2	3.6	pts	$(12.6)	(0.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 26.2% to $456.4 million in 2015 compared to $361.8 million in 2014, primarily due to an increase of $97.0 million in current year attritional losses primarily related to the increase in premiums earned and $15.0 million of losses related to the explosion at the Chinese port of Tianjin.  There were no current year catastrophe losses in 2015.  The $0.3 million of current year catastrophe losses in 2014 primarily related to Hurricane Odile.

Incurred losses and LAE decreased by 3.4% to $361.8 million in 2014 compared to $374.4 million in 2013 primarily due to a decrease in current year catastrophe losses (outlined above), partially offset by $14.9 million of less favorable prior years' attritional losses and $13.3 million of less favorable prior year catastrophe development in 2014 compared to 2013, which mainly related to the 2011 Japan earthquake.  The $35.5 million of current year catastrophe losses in 2013 were due to the German hailstorms ($20.5 million) and the European floods ($15.0 million).

Segment Expenses.  Commission and brokerage increased by 8.6% to $216.0 million in 2015 compared to $198.8 million in 2014.  The rise was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $36.0 million in 2015 compared to $34.9 million in 2014.  The increase was primarily due to the impact of the increases in premiums earned.

Commission and brokerage increased by 11.0% to $198.8 million in 2014 compared to $179.1 million in 2013.  The increase was primarily due to higher commissions on business written through the U.K. branch of the Bermuda office and higher contingent commissions.  Segment other underwriting expenses increased slightly to $34.9 million in 2014 compared to $34.7 million for the same period in 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$1,532.3	$1,218.4	$1,268.7	$313.9	25.8%	$(50.4)	-4.0%
Net written premiums	1,325.9	1,067.3	1,086.2	258.6	24.2%	(18.9)	-1.7%

Premiums earned	$1,266.7	$1,030.3	$1,037.4	$236.4	22.9%	$(7.1)	-0.7%
Incurred losses and LAE	1,033.3	811.4	931.5	221.9	27.3%	(120.0)	-12.9%
Commission and brokerage	176.2	149.8	133.7	26.4	17.7%	16.1	12.0%
Other underwriting expenses	136.7	118.0	119.3	18.7	15.8%	(1.3)	-1.1%
Underwriting gain (loss)	$(79.5)	$(48.9)	$(147.0)	$(30.6)	62.5%	$98.1	-66.7%

					Point Chg		Point Chg
Loss ratio	81.6%	78.8%	89.8%		2.8		(11.0)
Commission and brokerage ratio	13.9%	14.5%	12.9%		(0.6)		1.6
Other underwriting expense ratio	10.8%	11.4%	11.5%		(0.6)		(0.1)
Combined ratio	106.3%	104.7%	114.2%		1.6		(9.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 25.8% to $1,532.3 million in 2015 compared to $1,218.4 million in 2014.  This increase was primarily driven by an increase in various lines of business, as the Company looked to expand its insurance operations.  Net written premiums increased by 24.2% to $1,325.9 million in 2015 compared to $1,067.3 million in 2014, which is consistent with the change in gross written premiums.  Premiums earned increased 22.9% to $1,266.7 million in 2015 compared to $1,030.3 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$881.2	69.6%		$152.1	12.0%		$1,033.2	81.6%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$881.2	69.6%		$152.2	12.0%		$1,033.3	81.6%

2014
Attritional	$786.5	76.4%		$24.9	2.4%		$811.3	78.8%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$786.5	76.4%		$25.0	2.4%		$811.4	78.8%

2013
Attritional	$798.6	77.0%		$131.9	12.7%		$930.5	89.7%
Catastrophes	2.3	0.2%		(1.3)	-0.1%		1.0	0.1%
Total segment	$800.9	77.2%		$130.6	12.6%		$931.5	89.8%

Variance 2015/2014
Attritional	$94.7	(6.8)	pts	$127.2	9.6	pts	$221.9	2.8	pts
Catastrophes	-	-	pts	-	-	pts	$-	-	pts
Total segment	$94.7	(6.8)	pts	$127.2	9.6	pts	$221.9	2.8	pts

Variance 2014/2013
Attritional	$(12.1)	(0.6)	pts	$(107.0)	(10.3)	pts	$(119.2)	(10.9)	pts
Catastrophes	(2.3)	(0.2)	pts	1.4	0.1	pts	(0.9)	(0.1)	pts
Total segment	$(14.4)	(0.8)	pts	$(105.6)	(10.2)	pts	$(120.0)	(11.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 27.3% to $1,033.3 million in 2015 compared to $811.4 million in 2014, mainly due to an increase of $127.2 million in prior years' attritional losses related to run-off umbrella and construction liability business and an increase of $94.7 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  There were no current year catastrophe losses in 2015 and 2014.

Incurred losses and LAE decreased by 12.9% to $811.4 million in 2014 compared to $931.5 million in 2013, mainly due to a decrease of $107.0 million in prior years' attritional losses, which was mainly related to development on workers' compensation, construction liability and umbrella business in 2013 which did not recur to the same extent in 2014.  There were no current year catastrophe losses in 2014.  The $2.3 million of current year catastrophe losses for 2013 were due to Canadian floods.

Segment Expenses.  Commission and brokerage increased by 17.7% to $176.2 million in 2015 compared to $149.8 million in 2014. The increase was primarily driven by the impact of the increase in premiums earned and the change in the mix of business.  Segment other underwriting expenses increased to $136.7 million in 2015 compared to $118.0 million in 2014.  The increase was primarily due to the impact of the increase in premiums earned and increased focus on insurance operations resulting in increased operating expenses, including new hires.

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

	Years Ended December 31,			2015/2014		2014/2013
(Dollars in millions)	2015	2014	2013	Variance	% Change	Variance	% Change
Gross written premiums	$234.0	$138.4	$20.2	$95.6	69.1%	$118.2	NM
Net written premiums	196.0	124.5	18.4	71.5	57.4%	106.0	NM

Premiums earned	$188.6	$125.4	$17.3	$63.2	50.4%	$108.2	NM
Incurred losses and LAE	37.2	30.6	4.4	6.6	21.6%	26.2	NM
Commission and brokerage	18.4	14.4	2.0	4.0	27.4%	12.5	NM
Other underwriting expenses	8.9	7.3	2.1	1.6	22.2%	5.2	NM
Underwriting gain (loss)	$124.1	$73.1	$8.8	$51.0	69.8%	$64.3	NM

					Point Chg		Point Chg
Loss ratio	19.7%	24.4%	25.4%		(4.7)		(1.0)
Commission and brokerage ratio	9.7%	11.5%	11.3%		(1.8)		0.2
Other underwriting expense ratio	4.8%	5.8%	12.1%		(1.0)		(6.3)
Combined ratio	34.2%	41.7%	48.8%		(7.5)		(7.1)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 69.1% to $234.0 million in 2015 compared to $138.4 million in 2014, as this segment expands from its start-up phase through continued third party investment.  Net written premiums increased by 57.4% to $196.0 million in 2015 compared to $124.5 million in 2014, which is consistent with the change in gross written premiums.  Premiums earned increased by 50.4% to $188.6 million in 2015 compared to $125.4 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Mt. Logan Re segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2015
Attritional	$28.7	15.2%		$(3.9)	-2.1%		$24.7	13.1%
Catastrophes	12.1	6.4%		0.4	0.2%		12.5	6.6%
Total segment	$40.8	21.6%		$(3.5)	-1.9%		$37.2	19.7%

2014
Attritional	$24.7	19.7%		$-	0.0%		$24.7	19.7%
Catastrophes	6.1	4.8%		(0.2)	-0.1%		5.9	4.7%
Total segment	$30.8	24.5%		$(0.2)	-0.1%		$30.6	24.4%

2013
Attritional	$3.3	19.4%		$-	-		$3.3	19.4%
Catastrophes	1.0	6.0%		-	-		1.0	6.0%
Total segment	$4.3	25.4%		$-	-		$4.4	25.4%

Variance 2015/2014
Attritional	$4.0	(4.5)	pts	$(3.9)	(2.1)	pts	$-	(6.6)	pts
Catastrophes	6.0	1.6	pts	0.6	0.3	pts	6.6	1.9	pts
Total segment	$10.0	(2.9)	pts	$(3.3)	(1.8)	pts	$6.6	(4.7)	pts

Variance 2014/2013
Attritional	$21.4	0.3	pts	$-	-	pts	$21.4	0.3	pts
Catastrophes	5.1	(1.2)	pts	(0.2)	(0.1)	pts	4.9	(1.3)	pts
Total segment	$26.4	(0.9)	pts	$(0.2)	(0.1)	pts	$26.2	(1.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 21.6% to $37.2 million in 2015 compared to $30.6 million in 2014, mainly due to an increase of $6.0 million in current year catastrophe losses and the increase in current year attritional losses of $4.0 million, resulting primarily from the impact of the increase in premiums earned. The $12.1 million of current year catastrophe losses in 2015, were primarily due to the 2015 Chilean earthquake ($5.2 million), the New South Wales storms ($3.3 million), the 2015 US Storms ($3.1 million), and the Northern Chile storms ($0.5 million)  The $6.1 million of current year catastrophe losses in 2014 were mainly due to the Japan snowstorm ($3.7 million), Hurricane Odile ($1.6 million) and the 2014 Chilean earthquake ($0.8 million).

Incurred losses and LAE increased to $30.6 million in 2014 compared to $4.4 million in 2013, mainly due to the increase in current year attritional losses of $21.4 million, resulting from the impact of the increase in premiums earned, and an increase in current year catastrophes (outlined above).  The $1.0 million of current year catastrophe losses in 2013 were due to Typhoon Fitow ($0.8 million) and the Canadian floods ($0.2 million).

Segment Expenses.  Commission and brokerage increased by 27.4% to $18.4 million in 2015 compared to $14.4 million in 2014. The year over year increase was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $8.9 million in 2015 compared to $7.3 million in 2014.  The increases were primarily due to the impact of the increase in premiums earned and increased operations.

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

Loss and LAE Reserves.  Our most critical accounting policy is the determination of our loss and LAE reserves.  We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted.  We consider many factors when setting reserves including:  (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Our insurance and reinsurance loss and LAE reserves represent management's best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Our net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded.  See also ITEM 8, "Financial Statements and Supplementary Data" - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2015, we had reinsurance reserves of $7,383.0 million and insurance loss reserves of $2,568.8 million, of which $332.1 million and $101.0 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Our carried reserves at each reporting date are management's best estimate of ultimate unpaid losses and LAE at that date.  We complete detailed reserve studies for each exposure group annually for our reinsurance and insurance operations.  The completed annual reinsurance reserve studies are "rolled forward" for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  We analyze significant variances between actual and expected losses and also consider recent market, underwriting and management criteria to determine management's best estimate of ultimate unpaid losses and LAE.  As a result of these additional factors, in some instances the selected reserve level may be higher or lower than the actuarial indicated estimate.

Given the inherent variability in our loss reserves, we have developed an estimated range of possible gross reserve levels.  A table of ranges by segment, accompanied by commentary on potential and historical variability, is included in "Financial Condition - Loss and LAE Reserves".  The ranges are statistically developed using the exposure groups used in the reserve estimation process and aggregated to the segment level.  For each exposure group, our actuaries calculate a range for each accident year based principally on two variables.  The first is the historical changes in losses and LAE incurred but not reported ("IBNR") for each accident year over time; the second is volatility of each accident year's held reserves related to estimated ultimate losses, also over time.  Both are measured at various ages from the end of the accident year through the final payout of the year's losses.  Ranges are developed for the exposure groups using statistical methods to adjust for diversification; the ranges for the exposure groups are aggregated to the segment level, likewise, with an adjustment for diversification.  Our estimates of our reserve variability may not be comparable to those of other companies because there are no consistently applied actuarial or accounting standards governing such presentations.  Our recorded reserves reflect our best point estimate of our liabilities and our actuarial methodologies focus on developing such point estimates.  We calculate the ranges subsequently, based on the historical variability of such reserves.

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

Our reserves include an estimate of our ultimate liability for A&E claims.  Our A&E liabilities emanate from Everest Re's assumed reinsurance business.  Liabilities related to Mt. McKinley's direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July, 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties surrounding our estimates of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows.  See also ITEM 8, "Financial Statements and Supplementary Data" - Notes 1 and 3 of Notes to the Consolidated Financial Statements.

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets' reinsurance mechanisms, are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2015 and 2014, the reserve for uncollectible balances was $15.0 million and $21.6 million, respectively.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, "Financial Statements and Supplementary Data" -  Note 13 of Notes to the Consolidated Financial Statements and "Financial Condition – Reinsurance Receivables" below.

Premiums Written and Earned.  Premiums written by us are earned ratably over the coverage periods of the related insurance and reinsurance contracts.  We establish unearned premium reserves to cover the unexpired portion of each contract.  Such reserves, for assumed reinsurance, are computed using pro rata methods based on statistical data received from ceding companies.  Premiums earned, and the related costs, which have not yet been reported to us, are estimated and accrued.  Because of the inherent lag in the reporting of written and earned premiums by our ceding companies, we use standard accepted actuarial methodologies to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise our total premiums earned for determination of our incurred losses and loss and LAE reserves.  Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results.  See also ITEM 8, "Financial Statements and Supplementary Data" -  Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2015	2014	2013
U.S. Reinsurance	$368.9	$387.2	$336.0
International	233.2	238.8	231.5
Bermuda	250.0	207.8	207.8
Mt. Logan	17.7	2.6	0.3
Total	$869.8	$836.5	$775.6

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities ("CMBS") are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.04% of the portfolio, that are either valued by brokers or an investment advisor or in limited circumstances when broker prices are not available for private placement, we will value the securities using comparable market information.  At December 31, 2015 and 2014, our investment portfolio included $765.5 million and $575.8 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with "as of" dates from one month to one quarter prior to our financial statement date.

At December 31, 2015, we had net unrealized gains, net of tax, of $42.8 million compared to $223.2 million at December 31, 2014.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer's market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management's assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, "Financial Statements and Supplementary Data" - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,672.2 million at December 31, 2015, an increase of $236.2 million compared to $17,435.9 million at December 31, 2014.  This increase was primarily the result of $1,308.4 million of cash flows from operations, $266.8 million from external third party net capital investment into Mt. Logan Re, $30.0 million of subscription advances into Mt. Logan Re and $13.0 million in equity adjustments of our limited partnership investments, partially offset by $400.1 million paid for share repurchases, $235.2 million due to fluctuations in foreign currencies, $194.0 million of pre-tax unrealized depreciation, $175.1 million paid out in dividends to shareholders, $135.6 million in fair value re-measurements, $102.2 million of other-than-temporary impairments, $68.2 million paid out in dividends to third party investors in redeemable noncontrolling interests, $50.9 million of amortization bond premium and $22.7 million of unsettled securities.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2015, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 53% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2015		2014
Fixed maturities, market value	$13,357.3	75.6%	$13,101.1	75.1%
Fixed maturities, fair value	2.1	0.0%	1.5	0.0%
Equity securities, market value	108.9	0.6%	140.2	0.8%
Equity securities, fair value	1,337.7	7.6%	1,447.8	8.3%
Short-term investments	1,795.5	10.2%	1,705.9	9.8%
Other invested assets	787.0	4.5%	601.9	3.5%
Cash	283.7	1.6%	437.5	2.5%
Total investments and cash	$17,672.2	100.0%	$17,435.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2015	2014
Fixed income portfolio duration (years)	3.0	2.9
Fixed income composite credit quality	Aa3	A1
Imbedded end of period yield, pre-tax	2.9%	3.0%
Imbedded end of period yield, after-tax	2.4%	2.6%

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $840.4 million and $670.9 million at December 31, 2015 and 2014, respectively.  At December 31, 2015, $194.2 million, or 23.1%, was receivable from Resolution Group; $104.8 million, or 12.5%, was receivable from C.V. Starr; $88.1 million, or 10.5%, was receivable from Zurich; $49.5 million, or 5.9%, was receivable from Axis; $46.6 million, or 5.5%, was receivable from Hannover and $44.0 million or 5.2% was receivable from Transatlantic.  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,951.8 million and $9,720.8 million at December 31, 2015 and 2014, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,284.7	$1,888.1	$3,172.8	31.9%
International	762.3	1,034.0	1,796.3	18.0%
Bermuda	843.6	1,172.4	2,016.0	20.3%
Insurance	998.4	1,480.3	2,478.7	24.9%
Mt. Logan Re	17.4	37.5	54.9	0.6%
Total excluding A&E	3,906.3	5,612.3	9,518.7	95.7%
A&E	234.4	198.8	433.1	4.3%
Total including A&E	$4,140.7	$5,811.1	$9,951.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2014
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,409.5	$1,925.4	$3,334.9	34.3%
International	902.5	868.6	1,771.0	18.2%
Bermuda	783.9	1,108.2	1,892.0	19.5%
Insurance	968.3	1,250.4	2,218.6	22.8%
Mt. Logan Re	13.0	15.0	28.0	0.3%
Total excluding A&E	4,077.1	5,167.5	9,244.6	95.1%
A&E	251.1	225.1	476.2	4.9%
Total including A&E	$4,328.2	$5,392.6	$9,720.8	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our loss and LAE reserves represent management's best estimate of our ultimate liability for unpaid claims.  We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience.  Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made.  Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate.  In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels.  Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels.  We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices.  Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $68.6 million in 2015, representing 0.7% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $206.5 million in 2007, representing 2.6% of the net prior period reserves for the year in which the adjustment was made.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2015
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,172.8	-12.5%	$2,777.7	12.5%	$3,567.8
International	1,796.3	-9.8%	1,620.4	9.8%	1,972.3
Bermuda	2,016.0	-10.2%	1,811.1	10.2%	2,220.9
Insurance	2,478.7	-21.1%	1,955.7	21.1%	3,001.7
Mt. Logan Re	54.9	-9.0%	49.9	9.0%	59.8
Total Gross Reserves (excluding A&E)	9,518.7	-10.4%	8,528.0	10.4%	10,509.4
A&E (All Segments)	433.1	-13.7%	373.8	13.7%	492.5
Total Gross Reserves	$9,951.8	-10.3%	8,928.2	10.3%	10,975.4

(Some amounts may not reconcile due to rounding.)
____________________________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 9.0% to minus 21.1% for the low range and from plus 9.0% to plus 21.1% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, management's best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Gross reserves	$433.1	$476.2	$402.5
Reinsurance receivable	(113.5)	(18.0)	(15.8)
Net reserves	$319.6	$458.2	$386.7

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2015, we had net asbestos loss reserves of $303.7 million, or 95.0%, of total net A&E reserves, all of which was for assumed business.

On July 13, 2015, we sold Mt. McKinley to Clearwater Insurance Company.  Concurrently with the closing, we entered into a retrocession treaty with an affiliate of Clearwater.  Per the retrocession treaty, we retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date.  Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business.  The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million.  We will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent management's best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.9 years at December 31, 2015.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $7,608.6 million as of December 31, 2015 from $7,451.1 million as of December 31, 2014.  This increase was the result of $977.9 million of net income attributable to Everest Re Group, share-based compensation transactions of $34.8 million and $11.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.3 million common shares for $400.1 million, $180.4 million of unrealized depreciation on investments, net of tax, $175.1 million of shareholder dividends and $111.5 million of net foreign currency translation adjustments.

Our shareholders' equity increased to $7,451.1 million as of December 31, 2014 from $6,968.3 million as of December 31, 2013.  This increase was result of $1,199.2 million of net income attributable to Everest Re Group, share-based compensation transactions of $39.0 million and $22.1 million of unrealized appreciation on investments, net of tax, partially offset by repurchases of 3.2 million common shares for $500.0 million, $145.9 million of shareholder dividends, $95.4 million of net foreign currency translation adjustments and $36.1 million of net benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at December 31, 2015 and December 31, 2014 was $7,608.6 million and $7,451.1 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2015 (3)	2014 (3)	2015	2014
Regulatory targeted capital	$-	$2,050	$1,356	$1,210
Actual capital	$2,628	$2,748	$3,211	$2,893

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2015 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2015 actual capital will exceed the targeted capital level.

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

During 2015, we repurchased 2.3 million shares for $400.1 million in the open market and paid $175.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of December 31, 2015, we had repurchased 25.9 million shares under this authorization.

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

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,308.4 million, $1,313.8 million and $1,098.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Additionally, these cash flows reflected net tax payments of $164.9 million, $153.5 million and $69.3 million for years ended December 31, 2015, 2014 and 2013, respectively, and net catastrophe loss payments of $171.1 million, $320.0 million and $490.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2015 and 2014, we held cash and short-term investments of $2,079.1 million and $2,143.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2015, we had $1,036.0 million of available for sale fixed maturity securities maturing within one year or less, $6,220.6 million maturing within one to five years and $3,045.7 million maturing after five years.  Our $1,446.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2015 we had $67.7 million of net pre-tax unrealized appreciation, comprised of $340.4 million of pre-tax unrealized appreciation and $272.7 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity but more importantly provide for up to $600.0 million and £175.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2015, was $5,369.0 million.  As of December 31, 2015, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2015 and 2014, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding during the year ended December 31, 2015 was $150.0 million for the period of November 6, 2015 to December 7, 2015.  There were no short term borrowings during 2014.  At December 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $449.7 million outstanding letters of credit under tranche two.  At December 31, 2014, the Group Credit Facility had no outstanding letters of credit under tranche one and $444.0 million outstanding letters of credit under tranche two.

Effective November 9, 2015, Everest International entered into a four year, £175,000 thousand credit facility with Lloyd's of London Bank ("Everest International Credit Facility").   The Everest International Credit Facility provides up to £175,000 thousand for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215.8 million (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2015, was $5,469.0 million. As of December 31, 2015, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2015, Everest International Credit Facility had £165.0 million outstanding letters of credit.

Effective August 15, 2011, the Company entered into a three year, $150.0 million unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.  There were no short-term borrowings outstanding during 2014.

Costs incurred in connection with the Group Credit Facility, Everest International Credit Facility and Holdings Credit Facility were $0.8 million and $0.7 million for December 31, 2015 and 2014.

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

Projected catastrophe losses are generally summarized in terms of the PML.  We define PML as our anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of "return periods", such as "100-year events" and "250-year events". For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve month period.  In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 13% of its projected 2016 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance and the noncontrolling interests of Mt. Logan Re, of $1,540.0 million.  See also table under ITEM 1, "Business - Risk Management of Underwriting and Retrocession Arrangements".

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $983.0 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Our business operations depend on the proper functioning and availability of our information technology platform, which includes data processing and related electronic communications.  We communicate electronically internally and with our brokers, program managers and third party vendors.  Some of these electronic communications involve personal, confidential and proprietary information.  We seek to ensure that all of our systems, data and electronic transmissions are appropriately protected from cybersecurity attacks with the latest technology safeguards.  These include, but are not limited to, requiring an independent assessment of outside vendor's computing environment relative to the services they are providing us.

Despite these safeguards, a significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations.  This type of incident may result in a violation of applicable privacy and other laws.  Management is not aware of a cybersecurity incident that has had a material impact on our operations.

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
4.868% Senior notes	$400.0	$-	$-	$-	$400.0
6.6% Long term notes	238.4	-	-	-	238.4
Interest expense (1)	1,366.0	35.2	70.4	70.4	1,189.9
Employee benefit plans	254.0	6.7	17.4	22.8	207.1
Operating lease agreements	84.5	14.6	27.2	26.2	16.5
Gross reserve for losses and LAE (2)	9,951.8	2,456.3	3,705.9	1,199.1	2,590.6
Total	$12,294.7	$2,512.8	$3,820.9	$1,318.5	$4,642.5

(Some amounts may not reconcile due to rounding.)
____________________________
(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
(2)
Loss and LAE reserves represent management's best estimate of losses from claim and related settlement costs.  Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash flows uncertain.  Therefore, the ultimate amount and timing of loss and LAE payments could differ from our estimates.

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

Dividends.
During 2015, 2014 and 2013, we declared and paid common shareholder dividends of $175.1 million, $145.9 million and $106.7 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by either Bermuda Re or Everest International is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs and that Holdings Ireland, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group's general corporate needs.  For the years ended December 31, 2015, 2014 and 2013, Everest Re paid dividends to Holdings of $0 million, $155.0 million and $359.0 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, Bermuda Re paid dividends to Group of $575.0 million, $645.0 million and $575.0 million, respectively, and Everest International paid dividends to Group of $15.0 million, $45.0 million and $90.0 million respectively.  See ITEM 1, "Business – Regulatory Matters – Dividends" and ITEM 8, "Financial Statements and Supplementary Data" - Note 16 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

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

Interest Rate Risk.  Our $17.7 billion investment portfolio, at December 31, 2015, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,587.7 million of mortgage-backed securities in the $13,359.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,795.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2015
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,937.2	$15,554.5	$15,154.9	$14,722.2	$14,274.2
Market/Fair Value Change from Base (%)	5.2%	2.6%	0.0%	-2.9%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$663.6	$339.3	$-	$(368.5)	$(750.2)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2014
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,563.2	$15,194.2	$14,808.5	$14,403.1	$13,986.6
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$634.8	$325.2	$-	$(343.1)	$(695.8)

We had $9,951.8 million and $9,720.8 million of gross reserves for losses and LAE as of December 31, 2015 and 2014, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $8.0 billion, representing approximately 53.1% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,157.3	$1,302.0	$1,446.7	$1,591.3	$1,736.0
After-tax Change in Fair/Market Value	$(195.1)	$(97.6)	$-	$97.6	$195.1

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,270.4	$1,429.2	$1,588.0	$1,746.8	$1,905.6
After-tax Change in Fair/Market Value	$(219.1)	$(109.5)	$-	$109.5	$219.1

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2015, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2014.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(323.6)	$(161.8)	$-	$161.8	$323.6

	Change in Foreign Exchange Rates in Percent
	At December 31, 2014
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(365.9)	$(183.0)	$-	$183.0	$365.9

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors".  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment we concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers", "Audit Committee", "Nominating and Governance Committee", "Code of Ethics for CEO and Senior Financial Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2016 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2015 (the "Proxy Statement"), which sections are incorporated herein by reference.

ITEM 11.             EXECUTIVE COMPENSATION

Reference is made to the sections captioned "Directors' Compensation" and "Compensation of Executive Officers" in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Reference is made to the sections captioned "Common Share Ownership by Directors and Executive Officers", "Principal Beneficial Owners of Common Shares" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement, which are incorporated herein by reference.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the section captioned "Certain Transactions with Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the section captioned "Audit Committee Report" in the Proxy Statement, which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	February 29, 2016
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	February 29, 2016
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	February 29, 2016
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	February 29, 2016
John J. Amore

/S/ JOHN R. DUNNE	Director	February 29, 2016
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	February 29, 2016
William F. Galtney, Jr.

/S/ GERALDINE LOSQUADRO	Director	February 29, 2016
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	February 29, 2016
Roger M. Singer

/S/ JOHN A. WEBER	Director	February 29, 2016
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1
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
Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to exhibit 3.2 to the Everest Re Group, Ltd., Quarterly Report for Form 10-Q for the quarter ended June 30, 2011 (the "second quarter 2011 10-Q")

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
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the "March 30, 2004 8-K")

4.	4	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	5	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	6	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	7
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

4.	8
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

*10.	2	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

*10.	3
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.	4
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*10.	5
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.	6
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*10.	7	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*10.	8	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010

*10.	9
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

10.	10
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, filed herewith.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

10.	11
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

*10.	12
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	13
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	14
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	15
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 13, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2012

*10.	16
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated June 19, 2013 and effective January 1, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 24, 2013.

*10.	17
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*10.	18
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 13, 2013

*10.	19
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 24, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 29, 2014.

*10.	20
Amendment of Everest Re Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.	21
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.	22
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015.

10.	23	Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, filed herewith

*10.	24
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.	25
Amendment of employment agreement between Everest Global Services, Inc. and John P. Doucette, dated February 16, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

32.	1	Section 906 Certification of Dominic J. Addesso and Craig Howie, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2015 and 2014		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
	December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2015, 2014, and 2013	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2015	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2015 and 2014	S-2

	Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013	S-3

	Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2015, 2014, and 2013	S-6

IV	Reinsurance for the Years Ended December 31, 2015, 2014 and 2013	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the "Company) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
February 29, 2016

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014

ASSETS:
Fixed maturities - available for sale, at market value	$13,357,294	$13,101,067
(amortized cost: 2015, $13,276,206; 2014, $12,831,159)
Fixed maturities - available for sale, at fair value	2,102	1,509
Equity securities - available for sale, at market value (cost: 2015, $122,271; 2014, $148,326)	108,940	140,210
Equity securities - available for sale, at fair value	1,337,733	1,447,820
Short-term investments	1,795,455	1,705,932
Other invested assets (cost: 2015, $786,994; 2014, $601,925)	786,994	601,925
Cash	283,658	437,474
Total investments and cash	17,672,176	17,435,937
Accrued investment income	100,942	111,075
Premiums receivable	1,479,293	1,397,983
Reinsurance receivables	840,420	670,854
Funds held by reinsureds	278,673	228,192
Deferred acquisition costs	373,072	398,408
Prepaid reinsurance premiums	157,424	154,177
Income taxes	258,541	184,762
Other assets	265,634	236,436
TOTAL ASSETS	21,426,175	20,817,824

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,951,798	$9,720,813
Future policy benefit reserve	58,910	59,820
Unearned premium reserve	1,613,390	1,728,745
Funds held under reinsurance treaties	88,544	3,932
Commission reserves	79,849	87,990
Other net payable to reinsurers	166,822	139,841
Losses in course of payment	112,170	157,527
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,368	238,364
Accrued interest on debt and borrowings	3,537	3,537
Equity index put option liability	40,705	47,022
Unsettled securities payable	15,314	41,092
Other liabilities	291,322	316,469
Total liabilities	13,060,729	12,945,152

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	421,552

Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2015) 68,606
and (2014) 68,336 outstanding before treasury shares	686	683
Additional paid-in capital	2,103,638	2,068,807
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($15,863) at 2015 and $20,715 at 2014	(231,755)	48,317
Treasury shares, at cost; 25,912 shares (2015) and 23,650 shares (2014)	(2,885,956)	(2,485,897)
Retained earnings	8,621,972	7,819,210
Total shareholders' equity attributable to Everest Re Group	7,608,585	7,451,120
TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	20,817,824

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013

REVENUES:
Premiums earned	$5,481,459	$5,169,135	$4,753,543
Net investment income	473,825	530,570	548,509
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(102,199)	(39,502)	(1,052)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	(81,948)	123,548	301,279
Total net realized capital gains (losses)	(184,147)	84,046	300,227
Net derivative gain (loss)	6,317	(11,599)	44,044
Other income (expense)	60,435	18,437	(5,487)
Total revenues	5,837,889	5,790,589	5,640,836

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101,915	2,906,534	2,800,251
Commission, brokerage, taxes and fees	1,202,036	1,135,586	977,558
Other underwriting expenses	265,984	240,400	237,126
Corporate expenses	23,254	23,421	24,817
Interest, fees and bond issue cost amortization expense	36,191	38,533	46,118
Total claims and expenses	4,629,380	4,344,474	4,085,870

INCOME (LOSS) BEFORE TAXES	1,208,509	1,446,115	1,554,966
Income tax expense (benefit)	134,021	187,652	289,706

NET INCOME (LOSS)	$1,074,488	$1,258,463	$1,265,260
Net (income) loss attributable to noncontrolling interests	(96,619)	(59,307)	(5,878)
NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	$977,869	$1,199,156	$1,259,382

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(274,127)	704	(395,797)
Reclassification adjustment for realized losses (gains) included in net income (loss)	93,688	21,392	(6,977)
Total URA(D) on securities arising during the period	(180,439)	22,096	(402,774)

Foreign currency translation adjustments	(111,530)	(95,417)	(162)

Benefit plan actuarial net gain (loss) for the period	5,681	(39,110)	17,837
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,216	3,020	5,778
Total benefit plan net gain (loss) for the period	11,897	(36,090)	23,615
Total other comprehensive income (loss), net of tax	(280,072)	(109,411)	(379,321)
Other comprehensive (income) loss attributable to noncontrolling interests	-	-	-
Total other comprehensive income (loss), net of tax attributable to Everest Re Group	(280,072)	(109,411)	(379,321)

COMPREHENSIVE INCOME (LOSS)	$697,797	$1,089,745	$880,061

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$22.29	$26.16	$25.67
Diluted	22.10	25.91	25.44
Dividends declared	4.00	3.20	2.19

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2015	2014	2013

COMMON SHARES (shares outstanding):
Balance, beginning of period	44,685,637	47,543,132	51,417,962
Issued during the period, net	270,477	371,359	859,275
Treasury shares acquired	(2,261,862)	(3,228,854)	(4,734,105)
Balance, end of period	42,694,252	44,685,637	47,543,132

COMMON SHARES (par value):
Balance, beginning of period	$683	$680	$671
Issued during the period, net	3	3	9
Balance, end of period	686	683	680

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,068,807	2,029,774	1,946,439
Share-based compensation plans	34,831	39,033	83,335
Balance, end of period	2,103,638	2,068,807	2,029,774

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	48,317	157,728	537,049
Net increase (decrease) during the period	(280,072)	(109,411)	(379,321)
Balance, end of period	(231,755)	48,317	157,728

RETAINED EARNINGS:
Balance, beginning of period	7,819,210	6,765,967	5,613,266
Net income (loss) attributable to Everest Re Group	977,869	1,199,156	1,259,382
Dividends declared ($4.00 per share in 2015, $3.20 per share
in 2014 and $2.19 per share in 2013	(175,107)	(145,913)	(106,681)
Balance, end of period	8,621,972	7,819,210	6,765,967

TREASURY SHARES AT COST:
Balance, beginning of period	(2,485,897)	(1,985,873)	(1,363,958)
Purchase of treasury shares	(400,059)	(500,024)	(621,915)
Balance, end of period	(2,885,956)	(2,485,897)	(1,985,873)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,608,585	$7,451,120	$6,968,276

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,074,488	$1,258,463	$1,265,260
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(93,837)	45,282	(217,678)
Decrease (increase) in funds held by reinsureds, net	31,225	(1,835)	162
Decrease (increase) in reinsurance receivables	(240,414)	(186,014)	118,963
Decrease (increase) in income taxes	(36,771)	31,340	213,848
Decrease (increase) in prepaid reinsurance premiums	(14,486)	(79,086)	(12,777)
Increase (decrease) in reserve for losses and loss adjustment expenses	394,167	195,524	(374,027)
Increase (decrease) in future policy benefit reserve	(910)	308	(6,595)
Increase (decrease) in unearned premiums	(96,950)	161,149	261,959
Increase (decrease) in other net payable to reinsurers	38,262	29,410	(45,043)
Increase (decrease) in losses in course of payment	(43,964)	(174,206)	142,192
Change in equity adjustments in limited partnerships	(12,965)	(39,464)	(45,905)
Distribution of limited partnership income	53,984	51,120	56,982
Change in other assets and liabilities, net	264	35,419	(57,212)
Non-cash compensation expense	21,237	21,197	31,844
Amortization of bond premium (accrual of bond discount)	50,901	49,214	66,461
Amortization of underwriting discount on senior notes	4	46	54
Net realized capital (gains) losses	184,147	(84,046)	(300,227)
Net cash provided by (used in) operating activities	1,308,382	1,313,821	1,098,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,144,930	2,142,693	2,415,730
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	875	7,213
Proceeds from fixed maturities sold - available for sale, at market value	1,724,093	1,811,801	1,092,387
Proceeds from fixed maturities sold - available for sale, at fair value	1,824	36,467	21,573
Proceeds from equity securities sold - available for sale, at market value	28,936	16,901	46,142
Proceeds from equity securities sold - available for sale, at fair value	614,044	584,069	705,831
Distributions from other invested assets	57,201	115,482	100,081
Proceeds from sale of subsidiary (net of cash disposed)	3,934	-	-
Cost of fixed maturities acquired - available for sale, at market value	(4,718,303)	(4,672,633)	(3,543,776)
Cost of fixed maturities acquired - available for sale, at fair value	(2,436)	(24,098)	(6,196)
Cost of equity securities acquired - available for sale, at market value	(10,850)	(18,016)	(59,756)
Cost of equity securities acquired - available for sale, at fair value	(556,889)	(446,457)	(621,038)
Cost of other invested assets acquired	(286,599)	(224,740)	(21,935)
Net change in short-term investments	(98,903)	(497,983)	(357,451)
Net change in unsettled securities transactions	(22,719)	(4,433)	(2,808)
Net cash provided by (used in) investing activities	(1,121,737)	(1,180,072)	(224,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	13,597	17,839	51,500
Purchase of treasury shares	(400,059)	(500,024)	(621,915)
Net cost of junior subordinated debt securities redemption	-	-	(329,897)
Net cost of senior notes maturing	-	(250,000)	-
Net proceeds from issuance of senior notes	-	400,000	-
Third party investment in redeemable noncontrolling interest	266,848	136,200	87,500
Subscription advances for third party redeemable noncontrolling interest	30,000	40,000	143,000
Dividends paid to shareholders	(175,107)	(145,913)	(106,681)
Dividends paid on third party investment in redeemable noncontrolling interest	(68,158)	(10,334)	-
Net cash provided by (used in) financing activities	(332,879)	(312,232)	(776,493)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,582)	4,575	(23,433)

Net increase (decrease) in cash	(153,816)	(173,908)	74,332
Cash, beginning of period	437,474	611,382	537,050
Cash, end of period	$283,658	$437,474	$611,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$164,856	$153,455	$69,302
Interest paid	35,973	39,424	38,390

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Re Group, Ltd. ("Group"), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, "Company" means Group and its subsidiaries.

During the fourth quarter of 2015, the Company established new subsidiaries, Everest Preferred International Holdings, Ltd. ("Preferred International"), a Bermuda based company and Everest International Holdings (Bermuda), Ltd. ("International Holdings"), a Bermuda based company.  These new subsidiaries were part of a capital restructuring within the Company to support a planned increase in international business production, which includes directly supporting Group's new Lloyd's of London Syndicate corporate member.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. ("Everest International"), Everest Global Services, Inc. ("Global Services"), Mt. Logan Re, Ltd. ("Mt. Logan"), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings, Ltd. ("International Holdings"), Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Everest Preferred International Holdings, Ltd. ("Preferred International"), Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited ("Holdings Ireland"), Everest Reinsurance Company (Ireland) Limited ("Ireland Re"), Everest Insurance Company of Canada ("Everest Canada"), Premiere Insurance Underwriting Services ("Premiere"), Everest Reinsurance Holdings, Inc. ("Holdings"), Heartland Crop Insurance, Inc. ("Heartland"), Everest International Assurance, Ltd. (Bermuda) ("Everest Assurance"), Specialty Insurance Group, Inc. ("Specialty"), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC ("Specialty RPG"), Mt. McKinley Insurance Company ("Mt. McKinley"), Mt. McKinley Managers, L.L.C., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company ("Everest Indemnity") and Everest Security Insurance Company ("Everest Security").  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2015 presentation.

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders' equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders' equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships and rabbi trusts.  Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Reinsurance receivables and premium receivables	$22,878	$29,497

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company's reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Deferred acquisition costs	$1,202,036	$1,135,586	$977,558

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental ("A&E") exposures, which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company's loss and LAE reserves represent management's best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2015 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

I.  Income Taxes.
Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return.  Foreign branches of subsidiaries file local tax returns as required.  Group and subsidiaries not included in Holdings' consolidated tax return file separate company U.S. federal income tax returns as required.  Holdings Ireland files an Irish income tax return.  The UK branch of Bermuda Re files a UK income tax return.  Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

J.  Foreign Currency.
As a global entity, the Company transacts business in numerous currencies through business units located around the world.  The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in shareholders' equity, net of deferred taxes.

The business units' base currency financial statements are translated to U.S. dollars using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the income statements.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income loss and accumulated in shareholder's equity.

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

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013
Net income (loss) attributable to Everest Re Group per share:
Numerator
Net income (loss) attributable to Everest Re Group	$977,869	$1,199,156	$1,259,382
Less: dividends declared-common shares and nonvested common shares	(175,107)	(145,913)	(106,681)
Undistributed earnings	802,762	1,053,243	1,152,701
Percentage allocated to common shareholders (1)	98.9%	99.0%	99.1%
	794,309	1,042,423	1,142,386
Add: dividends declared-common shareholders	173,367	144,447	105,689
Numerator for basic and diluted earnings per common share	$967,676	$1,186,870	$1,248,075

Denominator
Denominator for basic earnings per weighted-average common shares	43,415	45,377	48,619
Effect of dilutive securities:
Options	380	425	437
Denominator for diluted earnings per adjusted weighted-average common shares	43,795	45,802	49,056

Per common share net income (loss)
Basic	$22.29	$26.16	$25.67
Diluted	$22.10	$25.91	$25.44

(1) Basic weighted-average common shares outstanding	43,415	45,377	48,619
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	43,877	45,848	49,058
Percentage allocated to common shareholders	98.9%	99.0%	99.1%
(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2015, 2014 and 2013.

All outstanding options expire on or between February 21, 2017 and September 19, 2022.

L.   Segmentation.
The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, International, Bermuda, Insurance and Mt. Logan Re.  See also Note 19.

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

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2015	2014
Equity index put option contracts	Equity index put option liability	$40,705	$47,022
Total		$40,705	$47,022

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2015	2014	2013
Equity index put option contracts	Net derivative gain (loss)	$6,317	$(11,599)	$44,044
Total		$6,317	$(11,599)	$44,044

N.  Deposit Assets and Liabilities.
In the normal course of its operations, the Company may enter into contracts that do not meet risk transfer provisions.  Such contracts are accounted for using the deposit accounting method and are included in other liabilities in the Company's consolidated balance sheets.  For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received.  Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive income (loss).

O.  Share-Based Compensation.
Share-based compensation stock option, restricted share and performance share unit awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 18.

P.  Application of Recently Issued Accounting Standard Changes.
Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2016.  The Company is still evaluating the impact of the implementation of this guidance but does not anticipate that it will have a significant impact on its financial statements.

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

2.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805,273	$13,465	$(1,861)	$816,877	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	4,817,014	97,159	(109,310)	4,804,863	1,412
Asset-backed securities	470,320	719	(3,813)	467,226	-
Mortgage-backed securities
Commercial	264,924	4,750	(3,375)	266,299	-
Agency residential	2,313,265	25,318	(18,059)	2,320,524	-
Non-agency residential	893	51	(46)	898	-
Foreign government securities	1,256,983	54,403	(52,205)	1,259,181	53
Foreign corporate securities	2,677,589	107,163	(66,401)	2,718,351	36
Total fixed maturity securities	$13,276,206	$337,048	$(255,960)	$13,357,294	$1,501
Equity securities	$122,271	$3,401	$(16,732)	$108,940	$-

	At December 31, 2014
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$221,052	$10,290	$(304)	$231,038	$-
Obligations of U.S. states and political subdivisions	783,129	41,969	(626)	824,472	-
Corporate securities	4,626,002	143,889	(62,906)	4,706,985	(6,910)
Asset-backed securities	340,761	1,691	(1,230)	341,222	-
Mortgage-backed securities
Commercial	231,439	10,675	(429)	241,685	-
Agency residential	2,157,182	37,555	(11,573)	2,183,164	-
Non-agency residential	2,734	54	(57)	2,731	-
Foreign government securities	1,488,144	71,177	(26,866)	1,532,455	-
Foreign corporate securities	2,980,716	109,673	(53,074)	3,037,315	-
Total fixed maturity securities	$12,831,159	$426,973	$(157,065)	$13,101,067	$(6,910)
Equity securities	$148,326	$3,831	$(11,947)	$140,210	$-

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

	At December 31, 2015		At December 31, 2014
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,021,200	$1,036,016	$1,183,247	$1,189,416
Due after one year through five years	6,193,426	6,220,563	5,646,466	5,726,277
Due after five years through ten years	2,217,075	2,203,932	2,270,073	2,313,672
Due after ten years	795,103	841,836	999,257	1,102,900
Asset-backed securities	470,320	467,226	340,761	341,222
Mortgage-backed securities:
Commercial	264,924	266,299	231,439	241,685
Agency residential	2,313,265	2,320,524	2,157,182	2,183,164
Non-agency residential	893	898	2,734	2,731
Total fixed maturity securities	$13,276,206	$13,357,294	$12,831,159	$13,101,067

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(197,231)	$34,245
Fixed maturity securities, other-than-temporary impairment	8,411	(10,078)
Equity securities	(5,215)	(3,855)
Change in unrealized appreciation (depreciation), pre-tax	(194,035)	20,312
Deferred tax benefit (expense)	16,979	(1,623)
Deferred tax benefit (expense), other-than-temporary impairment	(3,383)	3,407
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(180,439)	$22,096

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2015 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$539,177	$(1,855)	$692	$(6)	$539,869	$(1,861)
Obligations of U.S. states and political subdivisions	6,434	(84)	4,917	(806)	11,351	(890)
Corporate securities	1,818,331	(74,161)	440,682	(35,149)	2,259,013	(109,310)
Asset-backed securities	348,545	(2,510)	67,230	(1,303)	415,775	(3,813)
Mortgage-backed securities
Commercial	145,490	(3,375)	-	-	145,490	(3,375)
Agency residential	1,021,390	(10,014)	326,449	(8,045)	1,347,839	(18,059)
Non-agency residential	152	(2)	38	(44)	190	(46)
Foreign government securities	227,384	(21,996)	216,428	(30,209)	443,812	(52,205)
Foreign corporate securities	821,548	(25,627)	295,389	(40,774)	1,116,937	(66,401)
Total fixed maturity securities	$4,928,451	$(139,624)	$1,351,825	$(116,336)	$6,280,276	$(255,960)
Equity securities	-	-	91,907	(16,732)	91,907	(16,732)
Total	$4,928,451	$(139,624)	$1,443,732	$(133,068)	$6,372,183	$(272,692)

	Duration of Unrealized Loss at December 31, 2015 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$29,737	$(1,840)	$74,615	$(13,440)	$104,352	$(15,280)
Due in one year through five years	2,328,805	(62,329)	651,228	(59,993)	2,980,033	(122,322)
Due in five years through ten years	969,139	(52,725)	206,538	(28,018)	1,175,677	(80,743)
Due after ten years	85,193	(6,829)	25,727	(5,493)	110,920	(12,322)
Asset-backed securities	348,545	(2,510)	67,230	(1,303)	415,775	(3,813)
Mortgage-backed securities	1,167,032	(13,391)	326,487	(8,089)	1,493,519	(21,480)
Total fixed maturity securities	$4,928,451	$(139,624)	$1,351,825	$(116,336)	$6,280,276	$(255,960)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2015 were $6,372,183 thousand and $272,692 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2015, did not exceed 0.7% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $139,624 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities.  The majority of these unrealized losses are attributable to unrealized losses in the energy sector, $46,793 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies and net unrealized foreign exchange losses, $39,037 thousand, as the U.S. dollar has strengthened against other currencies.  The $116,336 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $72,738 thousand, as the U.S. dollar has strengthened against other currencies and to unrealized losses in the energy sector, $18,447 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration as well as production and servicing companies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities	$433,097	$462,757	$473,493
Equity securities	45,617	47,193	45,387
Short-term investments and cash	1,577	1,635	1,295
Other invested assets
Limited partnerships	14,431	40,868	46,921
Other	1,804	3,619	7,329
Gross investment income before adjustments	496,526	556,072	574,425
Funds held interest income (expense)	10,767	9,471	10,613
Future policy benefit reserve income (expense)	(1,907)	(1,686)	(2,770)
Gross investment income	505,386	563,857	582,268
Investment expenses	(31,561)	(33,287)	(33,759)
Net investment income	$473,825	$530,570	$548,509

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

The Company had contractual commitments to invest up to an additional $490,441 thousand in limited partnerships at December 31, 2015.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturity securities, market value:
Other-than-temporary impairments	$(102,199)	$(39,502)	$(1,052)
Gains (losses) from sales	(22,310)	4,408	6,792
Fixed maturity securities, fair value:
Gains (losses) from sales	24	(3,137)	201
Gains (losses) from fair value adjustments	(44)	(1,498)	307
Equity securities, market value:
Gains (losses) from sales	(6,702)	426	2,648
Equity securities, fair value:
Gains (losses) from sales	(7,305)	156	32,747
Gains (losses) from fair value adjustments	(45,627)	123,196	258,569
Short-term investments gain (loss)	16	(3)	15
Total net realized capital gains (losses)	$(184,147)	$84,046	$300,227

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Proceeds from sales of fixed maturity securities	$1,725,917	$1,848,268	$1,113,960
Gross gains from sales	47,899	37,427	38,141
Gross losses from sales	(70,185)	(36,156)	(31,148)

Proceeds from sales of equity securities	$642,980	$600,970	$751,973
Gross gains from sales	27,675	20,900	44,703
Gross losses from sales	(41,682)	(20,318)	(9,308)

Securities with a carrying value amount of $1,398,874 thousand at December 31, 2015 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.     RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Gross reserves at January 1	$9,720,813	$9,673,240	$10,069,055
Less reinsurance recoverables	(627,082)	(473,866)	(602,750)
Net reserves at January 1	9,093,731	9,199,374	9,466,305

Incurred related to:
Current year	3,170,482	2,946,396	2,818,490
Prior years	(68,567)	(39,862)	(18,239)
Total incurred losses and LAE	3,101,915	2,906,534	2,800,251

Paid related to:
Current year	697,778	761,788	664,719
Prior years	2,186,274	2,089,734	2,353,817
Total paid losses and LAE	2,884,052	2,851,522	3,018,536

Foreign exchange/translation adjustment	(190,032)	(160,655)	(48,646)

Net reserves at December 31	9,121,562	9,093,731	9,199,374
Plus reinsurance recoverables	830,236	627,082	473,866
Gross reserves at December 31	$9,951,798	$9,720,813	$9,673,240

Incurred prior years' reserves decreased by $68,567 thousand, $39,862 thousand and $18,239 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease for 2015 was attributable to favorable development in the reinsurance segments of $217,169 thousand related to treaty casualty and treaty property reserves and $3,539 thousand of favorable development related to Mt. Logan reserves, partially offset by $152,140 thousand of unfavorable development in the insurance segment primarily related to umbrella and construction liability business.

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

The decrease for 2013 was attributable to a $148,788 thousand decrease in reinsurance business, primarily related to favorable development on treaty property reserves, partially offset by a $130,548 thousand increase in insurance business, primarily related to development on contractors' liability, umbrella and workers compensation reserves.

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

The Company's reserves include an estimate of the Company's ultimate liability for A&E claims.  The Company's A&E liabilities emanate from Mt. McKinley's direct insurance business and Everest Re's assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years expired more than 20 years ago.  There are significant uncertainties surrounding the Company's reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Gross basis:
Beginning of period reserves	$476,205	$402,461	$442,821
Incurred losses	40,000	142,233	5,599
Paid losses	(83,088)	(68,489)	(45,959)
End of period reserves	$433,117	$476,205	$402,461

Net basis:
Beginning of period reserves	$458,211	$386,677	$425,691
Incurred losses	38,440	137,769	5,400
Paid losses	(177,031)	(66,235)	(44,414)
End of period reserves	$319,620	$458,211	$386,677

On July 13, 2015, the Company sold Mt. McKinley, a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which related entirely to A&E business and had been reinsured by Bermuda Re.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140,279 thousand, an amount equal to the net loss reserves as of the closing date.  The maximum liability retroceded under the retrocession treaty will be $440,279 thousand, equal to the retrocession payment plus $300,000 thousand.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $840,420 thousand at December 31, 2015 and $670,854 thousand at December 31, 2014.  At December 31, 2015, $194,231 thousand, or 23.1%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $104,819 thousand, or 12.5%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $88,136 thousand, or 10.5%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $49,478 thousand, or 5.9% was receivable from Axis Reinsurance Company ("Axis"); $46,588 thousand, or 5.5%, was receivable from Hannover Rueck SE ("Hannover") and $43,992 thousand, or 5.2%, was receivable from Transatlantic Reinsurance Company ("Transatlantic").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of year	$59,820	$59,512	$66,107
Liabilities assumed	315	250	103
Adjustments to reserves	2,310	4,724	(3,066)
Benefits paid in the current year	(3,535)	(4,667)	(3,632)
Balance at end of year	$58,910	$59,820	$59,512

(Some amounts may not reconcile due to rounding.)

4.     FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for two private placement securities, the Company valued the securities at $3,593 thousand at December 31, 2015 and made no such adjustments at December 31, 2014.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2015 and December 31, 2014 of $253,575 thousand and $196,980 thousand, respectively, and all prices were obtained from publically published sources.

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

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.  In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information.  Historically, most of the level 3 fixed maturities have resulted from new issuances and the third party prices services have not yet included the issuance in their data base.  Generally, in subsequent measurement periods, the issuances will be included in the data base and the fair value will transfer to level 2.

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2015, fair value for these equity index put option contracts was $31,763 thousand.  Based on historical index volatilities and trends and the December 31, 2015 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 16%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2015, the present value of these theoretical maximum payouts using a 3% discount factor was $432,613 thousand.  Conversely, if the contracts had all expired on December 31, 2015, with the S&P index at $2,043.94, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2015, fair value for this equity index put option contract was $8,942 thousand.  Based on historical index volatilities and trends and the December 31, 2015 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 46%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2015, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,599 thousand.  Conversely, if the contract had expired on December 31, 2015, with the FTSE index at ₤6,242.30, there would have been no settlement amount.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$816,877	$-	$816,877	$-
Obligations of U.S. States and political subdivisions	703,075	-	703,075	-
Corporate securities	4,804,863	-	4,800,930	3,933
Asset-backed securities	467,226	-	467,226	-
Mortgage-backed securities
Commercial	266,299	-	266,299	-
Agency residential	2,320,524	-	2,320,524	-
Non-agency residential	898	-	898	-
Foreign government securities	1,259,181	-	1,259,181	-
Foreign corporate securities	2,718,351	-	2,716,758	1,593
Total fixed maturities, market value	13,357,294	-	13,351,768	5,526

Fixed maturities, fair value	2,102	-	2,102	-
Equity securities, market value	108,940	91,907	17,033	-
Equity securities, fair value	1,337,733	1,275,666	62,067	-

Liabilities:
Equity index put option contracts	$40,705	$-	$-	$40,705
There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2015.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2015				December 31, 2014
	Corporate		Foreign		Corporate	Asset-backed		Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	Securities	CMBS	Corporate	RMBS	RMBS	Total
Beginning balance	$-	$8,597	$7,166	$15,763	$-	$5,299	$-	$481	$347	$-	$6,127
Total gains or (losses) (realized/unrealized)
Included in earnings	4	-	(9,480)	(9,476)	-	1,259	-	73	329	-	1,661
Included in other comprehensive income (loss)	(96)	-	3,908	3,812	42	(126)	(426)	(5,221)	(138)	-	(5,869)
Purchases, issuances and settlements	3,626	-	-	3,626	1,274	21,303	9,023	4,038	(538)	29,845	64,945
Transfers in and/or (out) of Level 3	399	(8,597)	(1)	(8,199)	(1,316)	(27,735)	-	7,795	-	(29,845)	(51,101)
Ending balance	$3,933	$-	$1,593	$5,526	$-	$-	$8,597	$7,166	$-	$-	$15,763

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$9,721	$9,721	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $8,199 thousand and $51,101 thousand of investments for the years ended December 31, 2015 and 2014, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014 and 2013, respectively.  The securities were subsequently priced using a recognized pricing service as of December 31, 2015 and 2014, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Liabilities:
Balance, beginning of period	$47,022	$35,423
Total (gains) or losses (realized/unrealized)
Included in earnings	(6,317)	11,599
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$40,705	$47,022

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

The following table presents the activity for redeemable noncontrolling interests in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Redeemable noncontrolling interests - Mt. Logan Re, beginning of period	$421,552	$93,378
Unaffiliated third party investments during period, net	306,848	279,200
Net income (loss) attributable to noncontrolling interests	96,619	59,307
Dividends paid on third party investment in redeemable noncontrolling interest	(68,158)	(10,334)
Redeemable noncontrolling interests - Mt. Logan Re, end of period	$756,861	$421,552

In addition, the Company has invested $50,000 thousand in the segregated accounts from inception to date.

Effective January 1, 2016, unaffiliated third parties have invested an additional $30,000 thousand in the segregated accounts, which were received prior to December 31, 2015, and are reflected as subscription advances.

6.     CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand and an additional credit facility for a total commitment of up to £175,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the two credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Credit facility fees incurred	$756	$659	$964

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2015, was $5,368,970 thousand.  As of December 31, 2015, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2015			At December 31, 2014
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	2,488	12/12/2016	600,000	444,012	12/31/2015
		-	447,178	12/31/2016	-	-
Total Wells Fargo Bank Group Credit Facility		$800,000	$449,666		$800,000	$444,012

Bermuda Re Letter of Credit Facility

Effective December 31, 2015, Bermuda Re renewed its $300,000 thousand letter of credit issuance facility with Citibank N.A. referred to as the "Bermuda Re Letter of Credit Facility", which commitment is reconfirmed annually with updated fees.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2015			At December 31, 2014
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2016	$300,000	$112	8/30/2015
		67,783	12/31/2016		3,672	11/24/2015
		179	8/30/2017		70,922	12/31/2015
		316	12/31/2017		2,014	12/31/2016
		99,521	12/31/2019		149,353	12/30/2018
Total Citibank Bilateral Agreement	$300,000	$171,471		$300,000	$226,073

Everest International Credit Facility

Effective November 9, 2015, Everest International entered into a four year, £175,000 thousand credit facility with Lloyd's of London Bank ("Everest International Credit Facility").   The Everest International Credit Facility provides up to £175,000 thousand for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215,784 thousand (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2015, was $5,468,960 thousand. As of December 31, 2015, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2015			At December 31, 2014
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£175,000	£164,961	12/31/2019	£-	£-
	-	-		-	-
Total Lloyd's Bank Credit Facility	£175,000	£164,961		£-	£-

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

7.     SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2015		December 31, 2014
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$400,000	$381,204	$400,000	$404,892
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest expense incurred	$19,472	$21,818	$13,551

8.     LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2015		December 31, 2014
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,368	$208,978	$238,364	$246,312

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest expense incurred	$15,749	$15,749	$15,748

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest expense incurred	$-	$-	$8,181

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II's payment obligations with respect to their trust preferred securities.

10.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2015, the total amount on deposit in trust accounts was $454,384 thousand.

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

On December 1, 2015 the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverage by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes"). On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  The proceeds from the issuance of the Series 2014-1 Notes, the Series 2014-2 Notes and the Series 2015-1 Notes are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

11.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2015, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2016	$14,594
2017	13,657
2018	13,544
2019	13,362
2020	12,798
Thereafter	16,511
Net commitments	$84,466

All of these leases, the expiration terms of which range from 2017 to 2027, are for the rental of office space.  Rental expense was $15,986 thousand, $15,519 thousand and $14,407 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current tax expense (benefit):
U.S.	$90,486	$143,297	$116,829
Non-U.S.	14,811	22,575	18,219
Total current tax expense (benefit)	105,297	165,872	135,048
Total deferred U.S. tax expense (benefit)	28,724	21,780	154,658
Total income tax expense (benefit)	$134,021	$187,652	$289,706

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$294,386	$617,137	$228,194	$658,421	$246,699	$491,909
Net investment income	234,709	239,115	260,501	270,069	274,920	273,589
Net realized capital gains (losses)	(159,268)	(24,879)	78,006	6,040	295,814	4,413
Net derivative gain (loss)	-	6,317	-	(11,599)	-	44,044
Corporate expenses	(7,179)	(16,075)	(7,252)	(16,169)	(8,262)	(16,555)
Interest, fee and bond issue cost amortization expense	(35,434)	(756)	(37,970)	(563)	(45,452)	(665)
Other income (expense)	27,706	32,730	(1,561)	19,998	(7,086)	1,598
Pre-tax income (loss)	$354,920	$853,589	$519,918	$926,197	$756,633	$798,333

Expected tax provision at the applicable statutory rate(s)	124,221	14,848	181,972	21,279	264,822	16,279
Increase (decrease) in taxes resulting from:
Tax exempt income	(10,004)	-	(12,231)	-	(15,038)	-
Dividend received deduction	(5,364)	-	(5,910)	-	(7,809)	-
Proration	2,160	-	1,835	-	2,274	-
Other	8,197	(37)	(588)	1,296	27,238	1,940
Total income tax provision	$119,210	$14,811	$165,077	$22,575	$271,487	$18,219

(Some amounts may not reconcile due to rounding.)

The Company has no reserve for uncertain tax positions.

The Company's U.S. Corporation Income Tax Returns from 2009 and forward are open to IRS audit.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Loss reserves	$169,771	$153,978
Unearned premium reserves	40,624	44,582
Net unrecognized losses on benefit plans	33,971	40,377
Investment impairments	23,481	13,841
Benefit plan liability	18,747	9,873
Foreign tax credits	11,836	64,902
Alternative minimum tax credits	7,604	44,954
Uncollectible reinsurance reserves	5,534	5,237
Net operating loss carryforward	3,412	3,296
Deferred expenses	3,182	3,076
Other assets	16,663	21,048
Total deferred tax assets	334,825	405,164

Deferred tax liabilities:
Net fair value income	80,268	128,856
Deferred acquisition costs	33,227	38,636
Gain on tender of debt	16,437	21,916
Net unrealized investment gains	7,491	28,108
Other liabilities	15,960	15,379
Total deferred tax liabilities	153,383	232,895

Net deferred tax assets	181,442	172,269
Less: Valuation allowance	(3,412)	(3,296)
Total net deferred tax assets	$178,030	$168,973

For U.S. income tax purposes at December 31, 2015, the Company has foreign tax credit carry forwards of $11,836 thousand that begin to expire in 2021.  In addition, the Company has $7,604 thousand of Alternative Minimum Tax credits that do not expire.  Management believes that it is more likely than not that the Company will realized the benefits of the majority of its net deferred tax assets, however, a valuation allowance of $3,412 thousand and $3,269 thousand has been recorded in 2015 and 2014, respectively, against the deferred tax assets in its Everest Canada subsidiary.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2015 and 2014, respectively of $8,064 thousand and $6,603 thousand to additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

13.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 3 and Note 10.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Written premiums:
Direct	$1,569,791	$1,227,645	$1,268,698
Assumed	4,306,501	4,521,342	3,949,936
Ceded	(498,031)	(492,084)	(213,813)
Net written premiums	$5,378,261	$5,256,903	$5,004,821

Premiums earned:
Direct	$1,491,163	$1,183,498	$1,207,833
Assumed	4,485,021	4,405,253	3,748,824
Ceded	(494,725)	(419,616)	(203,114)
Net premiums earned	$5,481,459	$5,169,135	$4,753,543

Incurred losses and LAE:
Direct	$1,268,896	$1,100,037	$1,173,177
Assumed	2,152,633	2,160,663	1,833,055
Ceded	(319,614)	(354,166)	(205,981)
Net incurred losses and LAE	$3,101,915	$2,906,534	$2,800,251

14.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(333,657)	$54,502	$(279,155)	$(4,278)	$11,653	$7,375	$(457,192)	$62,834	$(394,358)
URA(D) on securities - OTTI	8,411	(3,383)	5,028	(10,078)	3,407	(6,671)	(1,579)	140	(1,439)
Reclassification of net realized losses (gains) included in net income (loss)	131,211	(37,523)	93,688	34,668	(13,276)	21,392	(8,388)	1,411	(6,977)
Foreign currency translation adjustments	(140,918)	29,388	(111,530)	(111,145)	15,728	(95,417)	(10,462)	10,300	(162)
Benefit plan actuarial net gain (loss)	8,740	(3,059)	5,681	(60,169)	21,059	(39,110)	27,442	(9,605)	17,837
Reclassification of benefit plan liability amortization included in net income (loss)	9,563	(3,347)	6,216	4,647	(1,627)	3,020	8,889	(3,111)	5,778
Total other comprehensive income (loss)	$(316,650)	$36,578	$(280,072)	$(146,355)	$36,944	$(109,411)	$(441,290)	$61,969	$(379,321)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2015	2014	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$131,211	$34,668	Other net realized capital gains (losses)
	(37,523)	(13,276)	Income tax expense (benefit)
	$93,688	$21,392	Net income (loss)

Benefit plan net gain (loss)	$9,563	$4,647	Other underwriting expenses
	(3,347)	(1,627)	Income tax expense (benefit)
	$6,216	$3,020	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Beginning balance of URA (D) on securities	$223,250	$201,154
Current period change in URA (D) of investments - temporary	(185,467)	28,767
Current period change in URA (D) of investments - non-credit OTTI	5,028	(6,671)
Ending balance of URA (D) on securities	42,811	223,250

Beginning balance of foreign currency translation adjustments	(99,947)	(4,530)
Current period change in foreign currency translation adjustments	(111,530)	(95,417)
Ending balance of foreign currency translation adjustments	(211,477)	(99,947)

Beginning balance of benefit plan net gain (loss)	(74,986)	(38,896)
Current period change in benefit plan net gain (loss)	11,897	(36,090)
Ending balance of benefit plan net gain (loss)	(63,089)	(74,986)

Ending balance of accumulated other comprehensive income (loss)	$(231,755)	$48,317

15.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company's non-qualified defined benefit pension plan, affected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Company contributions	$5,949	$16,484	$22,536

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Pension expense	$22,682	$18,543	$19,348

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$270,065	$214,059
Service cost	12,511	10,015
Interest cost	10,759	10,474
Actuarial (gain)/loss	(18,595)	55,107
Benefits paid	(20,718)	(19,588)
Projected benefit obligation at end of year	254,022	270,065

Change in plan assets:
Fair value of plan assets at beginning of year	157,090	152,446
Actual return on plan assets	(7,234)	7,747
Actual contributions during the year	5,949	16,484
Benefits paid	(20,718)	(19,588)
Fair value of plan assets at end of year	135,087	157,090

Funded status at end of year	$(118,936)	$(112,976)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(1,869)	(5,469)
Other liabilities (due beyond one year)	(117,067)	(107,507)
Net amount recognized in the consolidated balance sheets	$(118,936)	$(112,976)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Prior service cost	$-	$(21)
Accumulated income (loss)	(91,920)	(102,671)
Accumulated other comprehensive income (loss)	$(91,920)	$(102,692)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Other comprehensive income (loss) at December 31, prior year	$(102,692)	$(53,387)
Net gain (loss) arising during period	(259)	(58,647)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	21	49
Actuarial loss	11,011	9,294
Other comprehensive income (loss) at December 31, current year	$(91,920)	$(102,692)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Service cost	$12,511	$10,015	$11,182
Interest cost	10,759	10,474	8,511
Expected return on assets	(11,620)	(11,288)	(8,495)
Amortization of actuarial loss from earlier periods	9,243	4,341	8,101
Amortization of unrecognized prior service cost	21	49	49
Settlement	1,768	4,953	-
Net periodic benefit cost	$22,682	$18,543	$19,348

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(10,773)	49,305

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$11,909	$67,847

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,055 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2015, 2014 and 2013 were 4.00%, 5.00% and 4.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2015, 2014 and 2013 was 4.0%.  The expected long-term rate of return on plan assets for 2015, 2014 and 2013 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2015, 2014 and 2013 were 4.38%, 4.00% and 5.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan	$188,702	$200,205
Non-qualified Plan	17,756	19,167
Total	$206,458	$219,371

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan
Projected benefit obligation	$229,719	$243,525
Fair value of plan assets	135,087	157,090
Non-qualified Plan
Projected benefit obligation	$24,303	$26,540
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Qualified Plan
Accumulated benefit obligation	$188,702	$200,205
Fair value of plan assets	135,087	157,090
Non-qualified Plan
Accumulated benefit obligation	$17,756	$19,167
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2016	$6,709
2017	7,779
2018	9,607
2019	12,139
2020	10,660
Next 5 years	67,416

Plan assets consist of shares in investment trusts with 80%, 17% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	4,034	4,034	-	-
Mutual funds, fair value
Fixed income (b)	22,537	22,537	-	-
Equities (c)	86,505	86,505	-	-
Multi-strategy equity fund, fair value (d)	10,673	-	-	10,673
Private equity limited partnerships (e)	11,338	-	-	11,338
Total	$135,087	$113,076	$-	$22,011

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Assets:
Balance, beginning of period	$22,053	$19,921
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	84	75
Unrealized gains (losses) relating to assets still held at the reporting date	601	331
Purchases and capital contributions	1,719	3,390
Investment income earned on assets	-	-
Sales and capital distributions	(2,446)	(1,664)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$22,011	$22,053

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$517	$256

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2016.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee's earnings for each payroll period based on the employee's age.  These contributions will be 100% vested after three years.

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Incurred expenses	$5,468	$4,676	$3,903

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.0% to 17.7%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Incurred expenses	$1,423	$1,387	$1,195

Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee's service.

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.0% in 2015 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.2% in 2015 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$706	$(537)
b. Effect on accumulated post-retirement benefit obligation	6,504	(5,064)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Post-retirement benefit expenses	$3,280	$3,196	$3,801

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$36,506	$27,594
Service cost	1,794	1,619
Interest cost	1,187	1,320
Actuarial (gain)/loss	(7,231)	6,475
Benefits paid	(568)	(502)
Benefit obligation at end of year	31,687	36,506

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	568	502
Benefits paid	(568)	(502)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(31,687)	$(36,506)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Other liabilities (due within one year)	$(654)	$(639)
Other liabilities (due beyond one year)	(31,033)	(35,867)
Net amount recognized in the consolidated balance sheets	$(31,687)	$(36,506)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Accumulated income (loss)	$(5,139)	$(12,670)
Accumulated other comprehensive income (loss)	$(5,139)	$(12,670)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Other comprehensive income (loss) at December 31, prior year	$(12,670)	$(6,452)
Net gain (loss) arising during period	7,231	(6,475)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	300	257
Other comprehensive income (loss) at December 31, current year	$(5,139)	$(12,670)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Service cost	$1,794	$1,619	$1,899
Interest cost	1,187	1,320	1,164
Net loss recognition	300	257	739
Net periodic cost	$3,280	$3,196	$3,801

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(7,531)	6,218

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(4,251)	$9,414

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $193 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2015, 2014 and 2013 were 4.00%, 5.00% and 4.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2015, 2014 and 2013 were 4.38%, 4.00% and 5.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

2016	$654
2017	717
2018	844
2019	972
2020	1,141
Next 5 years	8,157

16.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Group and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Group and one of its primary operating subsidiaries, Bermuda Re, are regulated by Bermuda law and its other primary operating subsidiary, Everest Re, is regulated by Delaware law.   Bermuda Re is subject to the Bermuda Solvency Capital Requirement ("BSCR") administered by the Bermuda Monetary Authority ("BMA") and Everest Re is subject to the Risk-Based Capital Model ("RBC") developed by the National Association of Insurance Commissioners ("NAIC").  These models represent the aggregate regulatory restrictions on net assets and statutory capital and surplus.

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

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250 thousand minimum solvency margin.  Prior approval of the BMA is required if Bermuda Re's dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The general business statutory capital and surplus of Bermuda Re was $2,628,274 thousand and $2,748,030 thousand at December 31, 2015 and 2014, respectively.  The general business statutory net income of Bermuda Re was $617,506 thousand, $698,834 thousand and $634,147 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2015, Everest Re has $498,455 thousand available for payment of dividends in 2016 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,210,891 thousand and $2,892,999 thousand at December 31, 2015 and 2014, respectively.  The statutory net income of Everest Re was $498,455 thousand, $357,298 thousand and $540,020 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

There are certain regulatory and contractual restrictions on the ability of Holdings' operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings' direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.

Capital Restrictions.
In Bermuda, Bermuda Re is subject to the BSCR administered by the BMA.  No regulatory action is taken if an insurer's capital and surplus is equal to or in excess of their enhanced capital requirement determined by the BSCR model.  In addition, the BMA has established a target capital level for each insurer, which is 120% of the enhanced capital requirement.

In the United States, Everest Re is subject to the RBC developed by the NAIC which determines an authorized control level risk-based capital.  As long as the total adjusted capital is 200% or more of the authorized control level capital, no action is required by the Company.

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2015 (3)	2014 (3)	2015	2014
Regulatory targeted capital	$-	$2,050,006	$1,355,668	$1,209,601
Actual capital	$2,628,274	$2,748,030	$3,210,891	$2,892,999

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2015 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2015 actual capital will exceed the targeted capital level.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
The Prudential Insurance Company of America	$142,427	$142,653
Unaffiliated life insurance company	$33,062	$31,964

18.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan ("2010 Employee Plan"), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan ("2009 Director Plan") and a 2003 Non-Employee Director Equity Compensation Plan ("2003 Director Plan").

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights' restricted share awards or performance share unit awards to officers and key employees of the Company.  At December 31, 2015, there were 2,715,908 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2015, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2015, there were 35,215 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced a 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2015 there were 377,487 remaining shares available to be granted under the 2003 Director Plan.

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

Performance Share Unit awards granted under the 2010 Employee Plan will vest 100% after three years.  The Performance Share Unit awards represent the right to receive between and 0 and 1.75 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The performance share unit valuation will be based 50% on growth in book value per share over the three year vesting period, compared to designated peer companies.  The remaining 50% of the performance share valuation will be based upon operating return on equity for each of the separate operating years within the vesting period.

For share options, restricted shares and performance share units granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $21,237 thousand, $21,196 thousand and $31,844 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $4,870 thousand, $5,819 thousand and $5,458 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, a total of 156,262 restricted shares were granted on February 25, 2015, May 13, 2015, September 9, 2015 and November 17, 2015, with a fair value of $178.840, $181.895, $176.370 and $182.075 per share, respectively.  Additionally, 10,705 performance share units were awarded on February 25, 2015, with a fair value of $178.84 per unit.  No share options were granted during the year ended December 31, 2015.  For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2015, 2014 and 2013, the Company recognized $446 thousand, $401 thousand and $237 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company's shareholder approved plans as of December 31, 2015, 2014 and 2013, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2015	888,184	$86.05
Granted	-	-
Exercised	230,350	87.21
Forfeited/Cancelled/Expired	9,800	87.68
Outstanding at December 31, 2015	648,034	85.61	4.5	$64,352

Exercisable at December 31, 2015	495,334	84.94	4.1	$49,517

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2014	1,190,544	$85.44
Granted	-	-
Exercised	286,120	83.53
Forfeited/Cancelled/Expired	16,240	85.73
Outstanding at December 31, 2014	888,184	86.05	5.2	$76,485

Exercisable at December 31, 2014	562,684	85.41	4.5	$48,812

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2013	2,012,164	$87.25
Granted	-	-
Exercised	768,190	90.26
Forfeited/Cancelled/Expired	53,430	84.23
Outstanding at December 31, 2013	1,190,544	85.44	5.8	$83,313

Exercisable at December 31, 2013	579,417	86.33	4.5	$40,029
There were no share options granted in 2015, 2014 and 2013. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2015, 2014 and 2013 was $21,434 thousand, $21,202 thousand and $30,050 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2015 was $20,089 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2015 was $6,892 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2015
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/15	Life	Price	at 12/31/15	Price
$66.0780 - $77.0910	111,130	3.1	$71.72	111,130	$71.72
$77.0911 - $88.1040	277,280	4.6	85.78	225,880	85.59
$88.1041 - $99.1170	211,770	5.6	89.46	110,470	90.49
$99.1171 - $110.130	47,854	2.2	99.80	47,854	99.80
	648,034	4.5	85.61	495,334	84.94

The following table summarizes the status of the Company's non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	467,745	$120.84	429,041	$103.50	357,750	$87.86
Granted	156,262	178.80	176,159	147.44	274,715	132.95
Vested	154,387	113.12	128,549	99.55	187,397	116.83
Forfeited	34,284	138.19	8,906	118.82	16,027	103.29
Outstanding at December 31,	435,336	143.02	467,745	120.84	429,041	103.50

As of December 31, 2015, there was $46,024 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was $17,464 thousand, $12,797 thousand and $21,894 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2015 was $6,915 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 426 common shares in 2015, 476 common shares in 2014 and 586 common shares in 2013 to the Company's non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $75 thousand, $75 thousand and $75 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 1,838,857 restricted common shares, of which 230,877 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 114,786 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 64,160, 55,756 and 94,014 common shares at a cost of $11,437 thousand, $8,531 thousand and $13,180 thousand in 2015, 2014 and 2013, respectively, from employees and non-employee directors who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 18,117, 26,734 and 74,175 common shares at a cost of $3,229 thousand, $4,207 thousand and $9,313 thousand in 2015, 2014 and 2013, respectively, from employees and non-employee directors who chose to pay the option grant price with shares.

The following table summarized the status of the Company's non-vested performance share unit awards and changes for the period indicated:

	Year Ended December 31, 2015
		Weighted-
		Average
		Grant Date
Performance Share Unit Awards	Shares	Fair Value
Outstanding at January 1,	-	$-
Granted	10,705	178.84
Vested	-	-
Forfeited	-	-
Outstanding at December 31,	10,705	178.84

19.  SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$1,963,466	$2,039,578	$1,809,669
Net written premiums	1,855,853	1,983,800	1,807,067

Premiums earned	$1,952,680	$1,986,769	$1,671,513
Incurred losses and LAE	825,081	954,525	814,668
Commission and brokerage	493,261	466,291	366,890
Other underwriting expenses	50,087	45,583	47,176
Underwriting gain (loss)	$584,251	$520,370	$442,779

International	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$1,294,049	$1,582,426	$1,345,770
Net written premiums	1,208,978	1,336,633	1,327,430

Premiums earned	$1,251,111	$1,310,903	$1,289,341
Incurred losses and LAE	749,891	748,174	675,362
Commission and brokerage	298,180	306,229	295,883
Other underwriting expenses	34,303	34,598	33,910
Underwriting gain (loss)	$168,737	$221,902	$284,186

Bermuda	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$852,489	$770,249	$774,268
Net written premiums	791,594	744,664	765,660

Premiums earned	$822,391	$715,736	$737,986
Incurred losses and LAE	456,448	361,792	374,375
Commission and brokerage	215,992	198,848	179,138
Other underwriting expenses	36,017	34,923	34,654
Underwriting gain (loss)	$113,934	$120,173	$149,819

Insurance	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$1,532,287	$1,218,372	$1,268,745
Net written premiums	1,325,886	1,067,333	1,086,217

Premiums earned	$1,266,660	$1,030,299	$1,037,425
Incurred losses and LAE	1,033,295	811,445	931,466
Commission and brokerage	176,213	149,777	133,695
Other underwriting expenses	136,661	118,001	119,283
Underwriting gain (loss)	$(79,509)	$(48,924)	$(147,019)

Mt. Logan Re	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross written premiums	$234,001	$138,362	$20,182
Net written premiums	195,950	124,473	18,447

Premiums earned	$188,617	$125,428	$17,278
Incurred losses and LAE	37,200	30,598	4,380
Commission and brokerage	18,390	14,441	1,952
Other underwriting expenses	8,916	7,295	2,103
Underwriting gain (loss)	$124,111	$73,094	$8,843

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Underwriting gain (loss)	$911,524	$886,615	$738,608
Net investment income	473,825	530,570	548,509
Net realized capital gains (losses)	(184,147)	84,046	300,227
Net derivative gain (loss)	6,317	(11,599)	44,044
Corporate expenses	(23,254)	(23,421)	(24,817)
Interest, fee and bond issue cost amortization expense	(36,191)	(38,533)	(46,118)
Other income (expense)	60,435	18,437	(5,487)
Income (loss) before taxes	$1,208,509	$1,446,115	$1,554,966

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

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
United Kingdom	$740,763	$676,490	$555,332

Approximately 20.7%, 22.7% and 20.6% of the Company's gross written premiums in 2015, 2014 and 2013, respectively, were sourced through the Company's largest intermediary.

20.  DISPOSITIONS

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

Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Everest Reinsurance (Bermuda), Ltd. ("Everest Re Bermuda"), a wholly-owned subsidiary of the Company.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140,279 thousand, an amount equal to the net loss reserves as of the closing date.  Of the $140,279 thousand of net loss reserves retroceded, $100,451 thousand were related to A&E business.  The maximum liability retroceded under the retrocession treaty will be $440,279 thousand, equal to the retrocession payment plus $300,000 thousand.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

21.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

22.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2015
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,414,041	$1,258,248	$1,720,713	$1,483,290
Net written premiums	1,283,889	1,168,496	1,561,257	1,364,618

Premiums earned	1,307,077	1,332,398	1,413,640	1,428,344
Net investment income	122,583	125,046	115,511	110,685
Net realized capital gains (losses)	(10,505)	(24,178)	(159,971)	10,507
Total claims and underwriting expenses	1,070,296	1,149,529	1,258,812	1,091,298
Net income (loss)	339,070	235,472	107,572	392,374
Net (income) loss attributable to noncontrolling interests	(16,092)	(26,415)	(19,019)	(35,093)
Net income (loss) attributable to Everest Re Group	322,978	209,057	88,553	357,281

Earnings per common share attributable to Everest Re Group:
Basic	$7.26	$4.72	$2.02	$8.32
Diluted	$7.19	$4.68	$2.00	$8.26

	2014
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,267,424	$1,415,362	$1,666,701	$1,399,500
Net written premiums	1,227,589	1,217,487	1,517,580	1,294,247

Premiums earned	1,144,490	1,272,317	1,389,998	1,362,330
Net investment income	123,157	131,224	142,143	134,046
Net realized capital gains (losses)	21,126	59,016	(9,448)	13,352
Total claims and underwriting expenses	916,049	1,077,798	1,191,389	1,097,284
Net income (loss)	302,022	297,925	301,253	357,263
Net (income) loss attributable to noncontrolling interests	(8,089)	(7,741)	(26,337)	(17,140)
Net income (loss) attributable to Everest Re Group	293,933	290,184	274,916	340,123

Earnings per common share attributable to Everest Re Group:
Basic	$6.26	$6.32	$6.05	$7.54
Diluted	$6.21	$6.26	$6.00	$7.47

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2015

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$805,273	$816,877	$816,877
State, municipalities and political subdivisions	669,945	703,075	703,075
Foreign government securities	1,256,983	1,259,181	1,259,181
Foreign corporate securities	2,677,589	2,718,351	2,718,351
Public utilities	276,627	281,937	281,937
All other corporate bonds	4,987,321	4,965,955	4,965,955
Mortgage - backed securities:
Commercial	264,924	266,299	266,299
Agency residential	2,313,265	2,320,524	2,320,524
Non-agency residential	893	898	898
Redeemable preferred stock	23,386	24,197	24,197
Total fixed maturities-available for sale	13,276,206	13,357,294	13,357,294
Fixed maturities - available for sale at fair value (1)	2,202	2,102	2,102
Equity securities - available for sale at market value	122,271	108,940	108,940
Equity securities - available for sale at fair value (1)	1,108,295	1,337,733	1,337,733
Short-term investments	1,795,455	1,795,455	1,795,455
Other invested assets	786,994	786,994	786,994
Cash	283,658	283,658	283,658

Total investments and cash	$17,375,081	$17,672,176	$17,672,176

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2015	2014

ASSETS:
Fixed maturities - available for sale, at market value	$78,282	$26,297
(amortized cost: 2015, $78,153; 2014, $26,016)
Short-term investments	18,288	297,751
Cash	740	1,398
Investment in subsidiaries, at equity in the underlying net assets	7,761,541	7,374,460
Accrued investment income	71	239
Receivable from subsidiaries	736	2,273
Other assets	641	1,075
TOTAL ASSETS	$7,860,299	$7,703,493

LIABILITIES:
Long term note payable - Affiliated	$250,000	$250,000
Due to subsidiaries	1,068	1,765
Other liabilities	646	608
Total liabilities	251,714	252,373

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2015) 68,606 and (2014) 68,336 issued outstanding before treasury shares	686	683
Additional paid-in capital	2,103,638	2,068,807
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($15,863) at 2015 and $20,715 at 2014	(231,755)	48,317
Treasury shares, at cost; 25,912 shares (2015) and 23,650 shares (2014)	(2,885,956)	(2,485,897)
Retained earnings	8,621,972	7,819,210
Total shareholders' equity	7,608,585	7,451,120
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,860,299	$7,703,493

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
(Dollars in thousands)
REVENUES:
Net investment income	$3,895	$824	$982
Net realized capital gains (losses)	(3,057)	15	-
Other income (expense)	(459)	(574)	(902)
Net income (loss) of subsidiaries	997,730	1,214,334	1,275,955
Total revenues	998,109	1,214,599	1,276,035

EXPENSES:
Interest expense - affiliated	4,300	-	-
Other expenses	15,940	15,443	16,653
Total expenses	20,240	15,443	16,653

INCOME (LOSS) BEFORE TAXES	977,869	1,199,156	1,259,382
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$977,869	$1,199,156	$1,259,382

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(274,127)	704	(395,797)
Reclassification adjustment for realized losses (gains) included in net income (loss)	93,688	21,392	(6,977)
Total URA(D) on securities arising during the period	(180,439)	22,096	(402,774)

Foreign currency translation adjustments	(111,530)	(95,417)	(162)

Benefit plan actuarial net gain (loss) for the period	5,681	(39,110)	17,837
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,216	3,020	5,778
Total benefit plan net gain (loss) for the period	11,897	(36,090)	23,615
Total other comprehensive income (loss), net of tax	(280,072)	(109,411)	(379,321)

COMPREHENSIVE INCOME (LOSS)	$697,797	$1,089,745	$880,061

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$977,869	$1,199,156	$1,259,382
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(997,730)	(1,214,334)	(1,275,955)
Dividends received from subsidiaries	590,000	690,000	665,000
Change in other assets and liabilities, net	642	20,612	1,334
Increase (decrease) in due to/from affiliates	839	(2,520)	1,378
Amortization of bond premium (accrual of bond discount)	525	156	241
Realized capital losses (gains)	3,057	(15)	-
Non-cash compensation expense	1,841	1,828	1,087
Net cash provided by (used in) operating activities	577,043	694,883	652,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(60,600)	(73,873)	(93,967)
Subscription advances to Mt. Logan Re	-	-	(20,000)
Proceeds from fixed maturities matured/called - available for sale, at market value	26,074	4,765	7,856
Proceeds from fixed maturities sold - available for sale, at market value	252,047	50,010	-
Cost of fixed maturities acquired - available for sale, at market value	(532,480)	(49,994)	(413)
Net change in short-term investments	279,462	(269,307)	103,174
Net cash provided by (used in) investing activities	(35,497)	(338,399)	(3,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	32,962	37,208	82,258
Purchase of treasury shares	(400,059)	(500,024)	(621,915)
Proceeds from issuance of long term notes - affiliated	-	250,000	-
Dividends paid to shareholders	(175,107)	(145,913)	(106,681)
Net cash provided by (used in) financing activities	(542,204)	(358,729)	(646,338)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	(658)	(2,245)	2,779
Cash, beginning of period	1,398	3,643	864
Cash, end of period	$740	$1,398	$3,643

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2015
Domestic	$235,956	$6,078,729	$1,084,526	$3,219,340	$245,159	$1,858,376	$669,474	$186,748	$3,181,739
International	59,322	1,802,195	267,123	1,251,111	34,181	749,891	298,180	34,303	1,208,978
Bermuda	77,794	2,070,874	261,741	1,011,008	194,485	493,648	234,382	44,933	987,544
Total	$373,072	$9,951,798	$1,613,390	$5,481,459	$473,825	$3,101,915	$1,202,036	$265,984	$5,378,261

December 31, 2014
Domestic	$242,178	$6,022,556	$1,099,644	$3,017,068	$253,304	$1,765,970	$616,068	$163,584	$3,051,133
International	69,050	1,778,216	347,261	1,310,903	40,262	748,174	306,229	34,598	1,336,633
Bermuda	87,180	1,920,041	281,840	841,164	237,004	392,390	213,289	42,218	869,137
Total	$398,408	$9,720,813	$1,728,745	$5,169,135	$530,570	$2,906,534	$1,135,586	$240,400	$5,256,903

December 31, 2013
Domestic	$224,201	$5,915,490	$1,044,609	$2,708,938	$256,120	$1,746,134	$500,585	$166,459	$2,893,284
International	68,594	1,701,907	275,083	1,289,341	44,325	675,362	295,883	33,910	1,327,430
Bermuda	70,926	2,055,843	260,253	755,264	248,064	378,755	181,090	36,757	784,107
Total	$363,721	$9,673,240	$1,579,945	$4,753,543	$548,509	$2,800,251	$977,558	$237,126	$5,004,821

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2015
Total property and liability insurance
premiums earned	$1,491,163	$494,725	$4,485,021	$5,481,459	81.8%

December 31, 2014
Total property and liability insurance
premiums earned	$1,183,498	$419,616	$4,405,253	$5,169,135	85.2%

December 31, 2013
Total property and liability insurance
premiums earned	$1,207,833	$203,114	$3,748,824	$4,753,543	78.9%