Form 10-Q
period 2016-03-31
EVEREST RE GROUP LTD
filed 2016-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2016
Common Shares, $0.01 par value	42,339,036

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2016 (unaudited)
	and December 31, 2015 (unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three
	months ended March 31, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,761,652	$13,357,294
(amortized cost: 2016, $13,480,045; 2015, $13,276,206)
Fixed maturities - available for sale, at fair value	1,870	2,102
Equity securities - available for sale, at market value (cost: 2016, $123,354; 2015, $122,271)	114,388	108,940
Equity securities - available for sale, at fair value	1,313,404	1,337,733
Short-term investments	441,528	799,684
Other invested assets (cost: 2016, $1,109,186; 2015, $786,994)	1,109,186	786,994
Cash	328,943	283,658
Total investments and cash	17,070,971	16,676,405
Accrued investment income	101,789	100,942
Premiums receivable	1,475,155	1,483,090
Reinsurance receivables	920,039	894,037
Funds held by reinsureds	225,320	278,673
Deferred acquisition costs	357,335	372,351
Prepaid reinsurance premiums	176,741	164,971
Income taxes	223,507	258,541
Other assets	304,997	321,818
TOTAL ASSETS	$20,855,854	$20,550,828

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,985,979	$9,951,798
Future policy benefit reserve	58,438	58,910
Unearned premium reserve	1,588,506	1,613,390
Funds held under reinsurance treaties	20,745	13,544
Commission reserves	55,960	60,098
Other net payable to reinsurers	179,072	173,087
Losses in course of payment	137,267	112,170
4.868% Senior notes due 6/1/2044	400,000	400,000
6.6% Long term notes due 5/1/2067	238,369	238,368
Accrued interest on debt and borrowings	12,341	3,537
Equity index put option liability	43,725	40,705
Unsettled securities payable	54,984	15,314
Other liabilities	240,169	261,322
Total liabilities	13,015,555	12,942,243

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2016) 68,776
and (2015) 68,606 outstanding before treasury shares	688	686
Additional paid-in capital	2,111,828	2,103,638
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $22,446 at 2016 and ($15,863) at 2015	(45,299)	(231,755)
Treasury shares, at cost; 26,377 shares (2016) and 25,912 shares (2015)	(2,971,870)	(2,885,956)
Retained earnings	8,744,952	8,621,972
Total shareholders' equity	7,840,299	7,608,585
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,855,854	$20,550,828

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2016	2015
	(unaudited)
REVENUES:
Premiums earned	$1,218,867	$1,272,488
Net investment income	102,524	122,566
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(28,793)	(26,018)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	(45,466)	15,513
Total net realized capital gains (losses)	(74,259)	(10,505)
Net derivative gain (loss)	(3,020)	(242)
Other income (expense)	(2,066)	51,281
Total revenues	1,242,046	1,435,588

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	700,749	715,155
Commission, brokerage, taxes and fees	275,006	283,094
Other underwriting expenses	72,110	58,741
Corporate expenses	7,886	5,463
Interest, fees and bond issue cost amortization expense	9,228	8,990
Total claims and expenses	1,064,979	1,071,443

INCOME (LOSS) BEFORE TAXES	177,067	364,145
Income tax expense (benefit)	5,381	41,167

NET INCOME (LOSS)	$171,686	$322,978

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	142,962	83,205
Reclassification adjustment for realized losses (gains) included in net income (loss)	32,381	22,183
Total URA(D) on securities arising during the period	175,343	105,388

Foreign currency translation adjustments	9,773	(102,340)

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,340	1,604
Total benefit plan net gain (loss) for the period	1,340	1,604
Total other comprehensive income (loss), net of tax	186,456	4,652

COMPREHENSIVE INCOME (LOSS)	$358,142	$327,630

EARNINGS PER COMMON SHARE
Basic	$4.03	$7.26
Diluted	4.00	7.19
Dividends declared	1.15	0.95

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2016	2015
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	42,694,252	44,685,637
Issued during the period, net	169,774	159,661
Treasury shares acquired	(464,360)	(434,878)
Balance, end of period	42,399,666	44,410,420

COMMON SHARES (par value):
Balance, beginning of period	$686	$683
Issued during the period, net	2	2
Balance, end of period	688	685

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,103,638	2,068,807
Share-based compensation plans	8,190	5,170
Balance, end of period	2,111,828	2,073,977

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(231,755)	48,317
Net increase (decrease) during the period	186,456	4,652
Balance, end of period	(45,299)	52,969

RETAINED EARNINGS:
Balance, beginning of period	8,621,972	7,819,210
Net income (loss)	171,686	322,978
Dividends declared ($1.15 per share in 2016 and $0.95 per share in 2015)	(48,706)	(42,252)
Balance, end of period	8,744,952	8,099,936

TREASURY SHARES AT COST:
Balance, beginning of period	(2,885,956)	(2,485,897)
Purchase of treasury shares	(85,914)	(75,040)
Balance, end of period	(2,971,870)	(2,560,937)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,840,299	$7,666,630

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171,686	$322,978
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	7,604	(101,728)
Decrease (increase) in funds held by reinsureds, net	60,592	(12,027)
Decrease (increase) in reinsurance receivables	(32,865)	(90,028)
Decrease (increase) in income taxes	(3,883)	14,214
Decrease (increase) in prepaid reinsurance premiums	(10,219)	(12,868)
Increase (decrease) in reserve for losses and loss adjustment expenses	50,497	55,334
Increase (decrease) in future policy benefit reserve	(473)	(127)
Increase (decrease) in unearned premiums	(26,116)	(40,934)
Increase (decrease) in other net payable to reinsurers	5,254	81,172
Increase (decrease) in losses in course of payment	24,473	71,568
Change in equity adjustments in limited partnerships	6,181	(6,762)
Distribution of limited partnership income	15,915	8,600
Change in other assets and liabilities, net	3,844	32,168
Non-cash compensation expense	8,041	5,170
Amortization of bond premium (accrual of bond discount)	12,354	13,333
Amortization of underwriting discount on senior notes	1	1
Net realized capital (gains) losses	74,259	10,505
Net cash provided by (used in) operating activities	367,145	350,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	503,428	594,807
Proceeds from fixed maturities sold - available for sale, at market value	324,118	355,812
Proceeds from fixed maturities sold - available for sale, at fair value	-	1,236
Proceeds from equity securities sold - available for sale, at market value	203	83
Proceeds from equity securities sold - available for sale, at fair value	92,245	137,966
Distributions from other invested assets	1,111,710	10,797
Cost of fixed maturities acquired - available for sale, at market value	(1,078,990)	(1,370,458)
Cost of equity securities acquired - available for sale, at market value	(1,105)	(4,464)
Cost of equity securities acquired - available for sale, at fair value	(96,297)	(171,411)
Cost of other invested assets acquired	(1,454,123)	(41,961)
Net change in short-term investments	360,238	222,952
Net change in unsettled securities transactions	30,390	(505)
Net cash provided by (used in) investing activities	(208,183)	(265,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	151	2
Purchase of treasury shares	(85,914)	(75,040)
Dividends paid to shareholders	(48,706)	(42,252)
Net cash provided by (used in) financing activities	(134,469)	(117,290)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,792	(7,032)

Net increase (decrease) in cash	45,285	(38,899)
Cash, beginning of period	283,658	437,474
Cash, end of period	$328,943	$398,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$5,000	$24,266
Interest paid	370	132

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2016 and 2015

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

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Re Ltd. ("Mt. Logan Re"). Mt. Logan Re manages separate segregated accounts whose assets and capital relate mainly to third party external investors.

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company.  The operating results of Mt. McKinley for the three months ended March 31, 2015, are included within the Company's financial statements.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

The Company consolidates the results of operations and financial position of all voting interest entities ("VOE") in which the Company has a controlling financial interest and all variable interest entities ("VIE") in which the Company is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances surrounding each entity.

Effective January 1, 2016, the Company adopted Accounting Standards Update 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis"  issued by the United States Financial Accounting Standards Board ("FASB"), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance has been implemented utilizing a full retrospective application for all periods presented in the Company's unaudited interim consolidated financial statements.

The amended guidance includes changes in the identification of the primary beneficiary of companies considered to be VIEs. These changes resulted in the Company concluding that Mt. Logan Re is a VIE given it has insufficient equity at risk and that each underlying separate segregated account is likewise a VIE.  The Company has concluded that it is the primary beneficiary of Mt. Logan Re, but not of the underlying separate segregated accounts and therefore has deconsolidated these segregated accounts.  This change had no impact to the net income or retained earnings of the Company.

All significant intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  Therefore, the initial presentation of this guidance in the Company's financial statements and footnotes will be for its 10-K filing as of December 31, 2016. The Company does not anticipate that it will have a significant impact on its financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company does not anticipate that the adoption of this guidance will have a material impact on its financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  Based upon this guidance, the Company has determined that the separate segregated accounts associated with Mt. Logan Re, should not be consolidated. As a result, the Company has adjusted prior financial statements and footnotes to conform with this new consolidation presentation.

The following tables present certain financial statement line items as previously reported in 2015, the effect on those line items due to not consolidating the segregated accounts of Mt. Logan Re, in accordance with the newly adopted accounting policy and the line items as currently reported within the financial statements.

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of adoption
	As previously	of new accounting	As Currently
	reported	policy	Reported
(Dollars in thousands)
ASSETS:
Short-term investments	$1,795,455	$(995,771)	$799,684
Total investments and cash	17,672,176	(995,771)	16,676,405
Premiums receivable	1,479,293	3,797	1,483,090
Reinsurance receivables	840,420	53,617	894,037
Deferred acquisition costs	373,072	(721)	372,351
Prepaid reinsurance premiums	157,424	7,547	164,971
Other assets	265,634	56,184	321,818
TOTAL ASSETS	21,426,175	(875,347)	20,550,828

LIABILITIES:
Funds held under reinsurance treaties	88,544	(75,000)	13,544
Commission reserves	79,849	(19,751)	60,098
Other net payable to reinsurers	166,822	6,265	173,087
Other liabilities	291,322	(30,000)	261,322
Total liabilities	13,060,729	(118,486)	12,942,243

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	(756,861)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	(875,347)	20,550,828

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2015
AND COMPREHENSIVE INCOME (LOSS):		Effect of adoption
	As previously	of new accounting	As Currently
	reported	policy	Reported
(Dollars in thousands)
REVENUES:
Premiums earned	$1,307,077	$(34,589)	$1,272,488
Net investment income	122,583	(17)	122,566
Other income (expense)	46,073	5,208	51,281
Total revenues	1,464,986	(29,398)	1,435,588

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	722,465	(7,310)	715,155
Commision, brokerage, taxes and fees	287,167	(4,073)	283,094
Other underwriting expenses	60,664	(1,923)	58,741
Total claims and expenses	1,084,749	(13,306)	1,071,443

NET INCOME (LOSS) BEFORE TAXES	380,237	(16,092)	364,145
NET INCOME (LOSS)	339,070	(16,092)	322,978

Net income (loss) attributable to noncontrolling interests	(16,092)	16,092	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	322,978	-	322,978

CONSOLIDATED STATEMENT OF CASH FLOWS:	Three Months Ended March 31, 2015
		Effect of adoption
	As previously	of new accounting	As Currently
(Dollars in thousands)	reported	policy	Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$339,070	$(16,092)	$322,978
Decrease (increase) in premiums receivable	(98,195)	(3,533)	(101,728)
Decrease (increase) in funds held by reinsureds, net	62,973	(75,000)	(12,027)
Decrease (increase) in reinsurance receivables	(84,665)	(5,363)	(90,028)
Decrease (increase) in prepaid reinsurance premiums	12,144	(25,012)	(12,868)
Increase (decrease) in other net payable to reinsurers	68,365	12,807	81,172
Change in other assets and liabilities, net	24,542	7,626	32,168
Net cash provided by (used in) operating activities	455,136	(104,567)	350,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(7,567)	230,519	222,952
Net cash provided by (used in) investing activities	(495,665)	230,519	(265,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	156,848	(156,848)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(30,896)	30,896	-
Net cash provided by (used in) financing activities	8,662	(125,952)	(117,290)

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$891,944	$27,721	$(153)	$919,512	$-
Obligations of U.S. states and political subdivisions	664,481	38,439	(843)	702,077	-
Corporate securities	4,733,277	137,455	(58,694)	4,812,038	1,303
Asset-backed securities	514,550	2,623	(1,454)	515,719	-
Mortgage-backed securities
Commercial	269,123	5,893	(1,998)	273,018	-
Agency residential	2,435,511	41,982	(4,204)	2,473,289	-
Non-agency residential	836	46	(46)	836	-
Foreign government securities	1,301,579	65,835	(44,671)	1,322,743	39
Foreign corporate securities	2,668,744	123,001	(49,325)	2,742,420	368
Total fixed maturity securities	$13,480,045	$442,995	$(161,388)	$13,761,652	$1,710
Equity securities	$123,354	$4,008	$(12,974)	$114,388	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805,273	$13,465	$(1,861)	$816,877	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	4,817,014	97,159	(109,310)	4,804,863	1,412
Asset-backed securities	470,320	719	(3,813)	467,226	-
Mortgage-backed securities
Commercial	264,924	4,750	(3,375)	266,299	-
Agency residential	2,313,265	25,318	(18,059)	2,320,524	-
Non-agency residential	893	51	(46)	898	-
Foreign government securities	1,256,983	54,403	(52,205)	1,259,181	53
Foreign corporate securities	2,677,589	107,163	(66,401)	2,718,351	36
Total fixed maturity securities	$13,276,206	$337,048	$(255,960)	$13,357,294	$1,501
Equity securities	$122,271	$3,401	$(16,732)	$108,940	$-

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

	At March 31, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$922,297	$932,602	$1,021,200	$1,036,016
Due after one year through five years	6,390,584	6,515,613	6,193,426	6,220,563
Due after five years through ten years	2,108,976	2,149,123	2,217,075	2,203,932
Due after ten years	838,168	901,452	795,103	841,836
Asset-backed securities	514,550	515,719	470,320	467,226
Mortgage-backed securities:
Commercial	269,123	273,018	264,924	266,299
Agency residential	2,435,511	2,473,289	2,313,265	2,320,524
Non-agency residential	836	836	893	898
Total fixed maturity securities	$13,480,045	$13,761,652	$13,276,206	$13,357,294

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$200,308	$126,262
Fixed maturity securities, other-than-temporary impairment	210	9,684
Equity securities	4,366	(1,450)
Change in unrealized appreciation (depreciation), pre-tax	204,884	134,496
Deferred tax benefit (expense)	(29,472)	(25,700)
Deferred tax benefit (expense), other-than-temporary impairment	(69)	(3,408)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$175,343	$105,388

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$71,914	$(153)	$698	$-	$72,612	$(153)
Obligations of U.S. states and political subdivisions	4,469	(16)	7,014	(827)	11,483	(843)
Corporate securities	757,686	(29,211)	340,682	(29,483)	1,098,368	(58,694)
Asset-backed securities	66,629	(257)	68,896	(1,197)	135,525	(1,454)
Mortgage-backed securities
Commercial	33,955	(1,707)	6,345	(291)	40,300	(1,998)
Agency residential	239,830	(1,726)	290,778	(2,478)	530,608	(4,204)
Non-agency residential	137	(2)	34	(44)	171	(46)
Foreign government securities	167,643	(18,658)	196,372	(26,013)	364,015	(44,671)
Foreign corporate securities	414,232	(15,945)	285,045	(33,380)	699,277	(49,325)
Total fixed maturity securities	$1,756,495	$(67,675)	$1,195,864	$(93,713)	$2,952,359	$(161,388)
Equity securities	-	-	96,771	(12,974)	96,771	(12,974)
Total	$1,756,495	$(67,675)	$1,292,635	$(106,687)	$3,049,130	$(174,362)

	Duration of Unrealized Loss at March 31, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$50,743	$(255)	$91,385	$(14,690)	$142,128	$(14,945)
Due in one year through five years	843,152	(37,957)	550,261	(46,326)	1,393,413	(84,283)
Due in five years through ten years	467,988	(21,816)	162,567	(24,926)	630,555	(46,742)
Due after ten years	54,061	(3,955)	25,598	(3,761)	79,659	(7,716)
Asset-backed securities	66,629	(257)	68,896	(1,197)	135,525	(1,454)
Mortgage-backed securities	273,922	(3,435)	297,157	(2,813)	571,079	(6,248)
Total fixed maturity securities	$1,756,495	$(67,675)	$1,195,864	$(93,713)	$2,952,359	$(161,388)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2016 were $3,049,130 thousand and $174,362 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2016, did not exceed 0.6% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $67,675 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic corporate securities, foreign government securities and foreign corporate securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $36,994 thousand, as the U.S. dollar has strengthened against other currencies and unrealized losses in the energy sector, $16,509 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. The $93,713 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities and foreign government securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $67,220 thousand, as the U.S. dollar has strengthened against other currencies and to unrealized losses in the energy sector, $14,945 thousand, as falling oil prices have disrupted the market values for this sector, particularly for oil exploration as well as production and servicing companies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Fixed maturities	$102,525	$109,355
Equity securities	11,139	11,678
Short-term investments and cash	400	230
Other invested assets
Limited partnerships	(6,158)	6,968
Other	(850)	625
Gross investment income before adjustments	107,056	128,856
Funds held interest income (expense)	2,540	2,876
Future policy benefit reserve income (expense)	(301)	(393)
Gross investment income	109,295	131,339
Investment expenses	(6,771)	(8,773)
Net investment income	$102,524	$122,566

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

The Company had contractual commitments to invest up to an additional $447,875 thousand in limited partnerships at March 31, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(28,793)	$(26,018)
Gains (losses) from sales	(16,911)	(8,024)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	28
Gains (losses) from fair value adjustments	(232)	62
Equity securities, market value:
Gains (losses) from sales	57	19
Equity securities, fair value:
Gains (losses) from sales	(8,426)	(150)
Gains (losses) from fair value adjustments	(19,955)	23,578
Short-term investments gain (loss)	1	-
Total net realized capital gains (losses)	$(74,259)	$(10,505)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Proceeds from sales of fixed maturity securities	$324,118	$357,048
Gross gains from sales	8,552	8,835
Gross losses from sales	(25,463)	(16,831)

Proceeds from sales of equity securities	$92,448	$138,049
Gross gains from sales	1,839	5,206
Gross losses from sales	(10,208)	(5,337)

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2016, fair value for these equity index put option contracts was $34,199 thousand.  Based on historical index volatilities and trends and the March 31, 2016 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 13%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2016, the present value of these theoretical maximum payouts using a 3% discount factor was $435,813 thousand.

Conversely, if the contracts had all expired on March 31, 2016, with the S&P index at $2,059.74, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2016, fair value for this equity index put option contract was $9,526 thousand.  Based on historical index volatilities and trends and the March 31, 2016 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 45%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2016, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,168 thousand.  Conversely, if the contract had expired on March 31, 2016, with the FTSE index at ₤6,174.90, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2016	December 31, 2015
Equity index put option contracts	Equity index put option liability	$43,725	$40,705
Total		$43,725	$40,705

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2016	2015
Equity index put option contracts	Net derivative gain (loss)	$(3,020)	$(242)
Total		$(3,020)	$(242)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for six private placement securities, the Company valued the six securities at $16,302 thousand at March 31, 2016. Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2016 and December 31, 2015 of $241,605 thousand and $253,575 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$919,512	$-	$919,512	$-
Obligations of U.S. States and political subdivisions	702,077	-	702,077	-
Corporate securities	4,812,038	-	4,796,332	15,706
Asset-backed securities	515,719	-	515,719	-
Mortgage-backed securities
Commercial	273,018	-	273,018	-
Agency residential	2,473,289	-	2,473,289	-
Non-agency residential	836	-	836	-
Foreign government securities	1,322,743	-	1,322,743	-
Foreign corporate securities	2,742,420	-	2,741,824	596
Total fixed maturities, market value	13,761,652	-	13,745,350	16,302

Fixed maturities, fair value	1,870	-	1,870	-
Equity securities, market value	114,388	96,771	17,617	-
Equity securities, fair value	1,313,404	1,253,346	60,058	-

Liabilities:
Equity index put option contracts	$43,725	$-	$-	$43,725

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$3,933	$1,593	$5,526	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	8	(997)	(989)	2	-	57	59
Included in other comprehensive income (loss)	(6)	-	(6)	1	-	(1,098)	(1,097)
Purchases, issuances and settlements	11,771	-	11,771	1,940	-	-	1,940
Transfers in and/or (out) of Level 3	-	-	-	710	(8,597)	-	(7,887)
Ending balance	$15,706	$596	$16,302	$2,653	$-	$6,125	$8,778

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$(997)	$(997)	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $7,887 thousand of investments for the three months ended March 31, 2015, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of March 31, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Liabilities:
Balance, beginning of period	$40,705	$47,022
Total (gains) or losses (realized/unrealized)
Included in earnings	3,020	242
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$43,725	$47,264

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Net income (loss) per share:
Numerator
Net income (loss)	$171,686	$322,978
Less: dividends declared-common shares and nonvested common shares	(48,706)	(42,252)
Undistributed earnings	122,980	280,726
Percentage allocated to common shareholders (1)	99.0%	98.9%
	121,697	277,755
Add: dividends declared-common shareholders	48,210	41,816
Numerator for basic and diluted earnings per common share	$169,907	$319,571

Denominator
Denominator for basic earnings per weighted-average common shares	42,129	44,028
Effect of dilutive securities:
Options	334	416
Denominator for diluted earnings per adjusted weighted-average common shares	42,463	44,444

Per common share net income (loss)
Basic	$4.03	$7.26
Diluted	$4.00	$7.19

(1) Basic weighted-average common shares outstanding	42,129	44,028
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	42,573	44,499
Percentage allocated to common shareholders	99.0%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2016 and 2015.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$141,945	$142,427
Unaffiliated life insurance company	31,907	33,062

8.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$159,028	$(16,207)	$142,821	$90,789	$(13,860)	$76,929
URA(D) on securities - OTTI	210	(69)	141	9,684	(3,408)	6,276
Reclassification of net realized losses (gains) included in net income (loss)	45,646	(13,265)	32,381	34,023	(11,840)	22,183
Foreign currency translation adjustments	17,819	(8,046)	9,773	(120,275)	17,935	(102,340)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,062	(722)	1,340	2,467	(863)	1,604
Total other comprehensive income (loss)	$224,765	$(38,309)	$186,456	$16,688	$(12,036)	$4,652

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$45,646	$34,023	Other net realized capital gains (losses)
	(13,265)	(11,840)	Income tax expense (benefit)
	$32,381	$22,183	Net income (loss)

Benefit plan net gain (loss)	$2,062	$2,467	Other underwriting expenses
	(722)	(863)	Income tax expense (benefit)
	$1,340	$1,604	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2016	2015
Beginning balance of URA (D) on securities	$42,811	$223,250
Current period change in URA (D) of investments - temporary	175,202	(185,467)
Current period change in URA (D) of investments - non-credit OTTI	141	5,028
Ending balance of URA (D) on securities	218,154	42,811

Beginning balance of foreign currency translation adjustments	(211,477)	(99,947)
Current period change in foreign currency translation adjustments	9,773	(111,530)
Ending balance of foreign currency translation adjustments	(201,704)	(211,477)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	1,340	11,897
Ending balance of benefit plan net gain (loss)	(61,749)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$(45,299)	$(231,755)

9.    CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,100,000 thousand and an additional credit facility for a total commitment of up to £175,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Credit facility interest and fees incurred	$370	$132

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2016, was $5,413,940 thousand.  As of March 31, 2016, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2016			At December 31, 2015
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	$2,488	12/12/2016	$600,000	$2,488	12/12/2016
		-	452,552	12/31/2016	-	447,178	12/31/2016
Total Wells Fargo Bank Group Credit Facility		$800,000	$455,040		$800,000	$449,666

The Company is in the process of renewing this credit facility and anticipates that the renewal terms will be similar to the expiring terms.

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2016	$300,000	$3,672	11/24/2016
		64,823	12/31/2016		67,783	12/31/2016
		4,058	2/28/2017		179	8/30/2017
		184	8/30/2017		316	12/31/2017
		2,598	12/31/2017		-	-
		96,738	3/30/2020		99,521	12/31/2019
Total Citibank Bilateral Agreement	$300,000	$172,073		$300,000	$171,471

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215,784 thousand (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2016, was $5,513,929 thousand. As of March 31, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£175,000	£164,961	12/31/2019	£175,000	£164,961	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£175,000	£164,961		£175,000	£164,961

10.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2016, the total amount on deposit in trust accounts was $377,081 thousand.

The Company reinsures some of its catastrophe exposures with the segregated accounts of Mt. Logan Re.  Mt. Logan Re is a Class 3 insurer registered in Bermuda effective February 27, 2013 under The Segregated Accounts Companies Act 2000 and 100% of the voting common shares are owned by Group.  Separate segregated accounts for Mt. Logan Re began being established effective July 1, 2013 and non-voting, redeemable preferred shares have been issued to capitalize the segregated accounts.  Each segregated account invests predominately in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $859,333 thousand and $798,548 thousand at March 31, 2016 and December 31, 2015, respectively.  Of this amount, Group had invested $54,336 thousand and $50,000 thousand at March 31, 2016 and December 31, 2015, respectively, in the preferred shares.

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

				March 31, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$400,000	$393,520	$400,000	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest expense incurred	$4,868	$4,868

12.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,369	$203,789	$238,368	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest expense incurred	$3,937	$3,937

13.   SEGMENT REPORTING

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

For inter-affiliate reinsurance and business written through the Lloyd's Syndicate, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$536,706	$562,647
Net written premiums	470,691	484,403

Premiums earned	$486,541	$511,094
Incurred losses and LAE	236,444	244,886
Commission and brokerage	117,317	122,784
Other underwriting expenses	13,459	11,529
Underwriting gain (loss)	$119,321	$131,895

	Three Months Ended
International	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$235,591	$326,998
Net written premiums	202,500	261,738

Premiums earned	$250,450	$305,569
Incurred losses and LAE	147,535	179,652
Commission and brokerage	64,286	70,614
Other underwriting expenses	7,823	8,115
Underwriting gain (loss)	$30,806	$47,188

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$204,732	$188,121
Net written premiums	184,314	174,566

Premiums earned	$194,428	$195,704
Incurred losses and LAE	111,521	110,015
Commission and brokerage	49,922	51,133
Other underwriting expenses	9,185	8,800
Underwriting gain (loss)	$23,800	$25,756

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2016	2015
Gross written premiums	$376,160	$340,258
Net written premiums	323,952	303,581

Premiums earned	$287,448	$260,121
Incurred losses and LAE	205,249	180,601
Commission and brokerage	43,481	38,563
Other underwriting expenses	41,643	30,297
Underwriting gain (loss)	$(2,925)	$10,660

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Underwriting gain (loss)	$171,002	$215,498
Net investment income	102,524	122,566
Net realized capital gains (losses)	(74,259)	(10,505)
Net derivative gain (loss)	(3,020)	(242)
Corporate expenses	(7,886)	(5,463)
Interest, fee and bond issue cost amortization expense	(9,228)	(8,990)
Other income (expense)	(2,066)	51,281
Income (loss) before taxes	$177,067	$364,145

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
United Kingdom gross written premium	$182,630	$197,936

No other country represented more than 5% of the Company's revenues.

14.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2016, share-based compensation awards granted were 155,710 restricted shares, granted on February 24, 2016, with a fair value of $186.015 per share and 11,130 performance share units, granted on February 24, 2016 with a fair value of $186.015 per unit.

15.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Service cost	$2,897	$2,940
Interest cost	2,361	2,457
Expected return on plan assets	(2,484)	(2,903)
Amortization of prior service cost	-	5
Amortization of net (income) loss	2,014	2,251
Net periodic benefit cost	$4,788	$4,750

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Service cost	$438	$401
Interest cost	296	263
Amortization of net (income) loss	48	211
Net periodic benefit cost	$782	$875

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2016 and 2015.

16.  INCOME TAXES

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

17.  SUBSEQUENT EVENTS

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events. Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2016	2015	(Decrease)
Gross written premiums	$1,353.2	$1,418.0	-4.6%
Net written premiums	1,181.5	1,224.3	-3.5%

REVENUES:
Premiums earned	$1,218.9	$1,272.5	-4.2%
Net investment income	102.5	122.6	-16.4%
Net realized capital gains (losses)	(74.3)	(10.5)	NM
Net derivative gain (loss)	(3.0)	(0.2)	NM
Other income (expense)	(2.1)	51.3	-104.0%
Total revenues	1,242.0	1,435.6	-13.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	700.7	715.2	-2.0%
Commission, brokerage, taxes and fees	275.0	283.1	-2.9%
Other underwriting expenses	72.1	58.7	22.8%
Corporate expenses	7.9	5.5	44.4%
Interest, fees and bond issue cost amortization expense	9.2	9.0	2.6%
Total claims and expenses	1,065.0	1,071.4	-0.6%

INCOME (LOSS) BEFORE TAXES	177.1	364.1	-51.4%
Income tax expense (benefit)	5.4	41.2	-86.9%
NET INCOME (LOSS)	$171.7	$323.0	-46.8%

RATIOS:			Point Change
Loss ratio	57.5%	56.2%	1.3
Commission and brokerage ratio	22.6%	22.2%	0.4
Other underwriting expense ratio	5.9%	4.7%	1.2
Combined ratio	86.0%	83.1%	2.9

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2016	2015	(Decrease)
Balance sheet data:
Total investments and cash	$17,071.0	$16,676.4	2.4%
Total assets	20,855.9	20,550.8	1.5%
Loss and loss adjustment expense reserves	9,986.0	9,951.8	0.3%
Total debt	638.4	638.4	0.0%
Total liabilities	13,015.6	12,942.2	0.6%
Shareholders' equity	7,840.3	7,608.6	3.0%
Book value per share	184.91	178.21	3.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by 4.6% to $1,353.2 million for the three months ended March 31, 2016, compared to $1,418.0 million for the three months ended March 31, 2015, reflecting a $100.7 million, or 9.3%, decrease in our reinsurance business, partially offset by a $35.9 million, or 10.6%, increase in our insurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty casualty business, a decline in international premiums related to quota share agreements and a negative impact of $19.8 million from the year over year movement in foreign exchange rates.

Net written premiums decreased by 3.5% to $1,181.5 million for the three months ended March 31, 2016, compared to $1,224.3 million for the three months ended March 31, 2015.  The decrease is consistent with the decrease in gross written premiums.  Premiums earned decreased by 4.2% to $1,218.9 million for the three months ended March 31, 2016, compared to $1,272.5 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 16.4% to $102.5 million for the three months ended March 31, 2016, compared with investment income of $122.6 million for the three months ended March 31, 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.5% for the three months ended March 31, 2016, compared to 3.0% for the three months ended March 31, 2015.  The decline in income and yield was primarily the result of a decrease in our limited partnership income and lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses).  Net realized capital losses were $74.3 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively.  The $74.3 million was comprised of $28.8 million of other-than-temporary impairments, $25.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.2 million of net losses from fair value re-measurements.  The net realized capital losses of $10.5 million for the three months ended March 31, 2015 were comprised of $26.0 million of other-than-temporary impairments and $8.1 million of net realized capital losses from sales on our fixed maturity and equity securities, which were partially offset by $23.6 million of net gains from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative loss of $3.0 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $2.1 million and other income of $51.3 million for the three months ended March 31, 2016 and 2015, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$692.4	56.8%		$(1.4)	-0.1%		$690.9	56.7%
Catastrophes	10.4	0.9%		(0.6)	-0.1%		9.8	0.8%
Total Segment	$702.8	57.7%		$(2.0)	-0.2%		$700.7	57.5%

2015
Attritional	$715.8	56.3%		$(0.7)	-0.1%		$715.1	56.2%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total Segment	$715.8	56.3%		$(0.6)	-0.1%		$715.2	56.2%

Variance 2016/2015
Attritional	$(23.4)	0.5	pts	$(0.7)	-	pts	$(24.2)	0.5	pts
Catastrophes	10.4	0.9	pts	(0.7)	(0.1)	pts	9.7	0.8	pts
Total Segment	$(13.0)	1.4	pts	$(1.4)	(0.1)	pts	$(14.5)	1.3	pts

Incurred losses and LAE decreased by 2.0% to $700.7 million for the three months ended March 31, 2016, compared to $715.2 million for the three months ended March 31, 2015, primarily due to a decrease in current year attritional losses of $23.4 million, mainly resulting from the impact of the decline in premiums earned, partially offset by an increase of $10.4 million in current year catastrophe losses. The current year catastrophe losses of $10.4 million for the three months ended March 31, 2016 related to the 2016 Taiwan Earthquake. There were no current year catastrophe losses for the three months ended March 31, 2015.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 2.9% to $275.0 million for the three months ended March 31, 2016 compared to $283.1 million for the three months ended March 31, 2015.  These changes were primarily due to the impact of the decrease in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $72.1 million and $58.7 million for the three months ended March 31, 2016 and 2015, respectively.  The increase in other underwriting expenses was mainly due to costs incurred related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.9 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase in corporate expenses was mainly due to increased compensation and benefit expenses and costs related to the start up of the Lloyd's syndicate.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was comparable at $9.2 million and $9.0 million for the three months ended March 31, 2016 and 2015, respectively.

Income Tax Expense (Benefit).  We had income tax expenses of $5.4 million and $41.2 million for the three months ended March 31, 2016 and 2015, respectively. Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decrease in income tax expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was mainly due to higher realized capital losses in the U.S. and lower premiums earned.

Net Income (Loss).
Our net income was $171.7 million and $323.0 million for the three months ended March 31, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 2.9 points to 86.0% for the three months ended March 31, 2016, compared to 83.1% for the three months ended March 31, 2015.  The loss ratio components increased 1.3 points for the three months ended March 31, 2016 over the same periods last year, mainly due to $10.4 million of current year catastrophe losses in 2016. The commission and brokerage ratio components were comparable at 22.6% for the three months ended March 31, 2016 and 22.2% for the three months ended March 31, 2015.  The other underwriting expense ratio components increased by 1.3 points for the three months ended March 31, 2016 over the same period last year due primarily to the increased focus on the expansion of the insurance business.

Shareholders' Equity.
Shareholders' equity increased by $231.7 million to $7,840.3 million at March 31, 2016 from $7,608.6 million at December 31, 2015, principally as a result of $175.3 million of unrealized appreciation on investments, net of tax, $171.7 million of net income, $9.8 million of net foreign currency translation adjustments, $8.2 million of share-based compensation transactions and $1.3 million of net benefit plan obligation adjustments, partially offset by repurchases of 0.5 million common shares for $85.9 million and $48.7 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 16.4% to $102.5 million for the three months ended March 31, 2016 compared to $122.6 million for the three months ended March 31, 2015, primarily due to a decrease in limited partnership income and a decline in income from our fixed maturities, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Fixed maturities	$102.5	$109.4
Equity securities	11.1	11.7
Short-term investments and cash	0.4	0.2
Other invested assets
Limited partnerships	(6.1)	7.0
Other	(0.9)	0.6
Gross investment income before adjustments	107.1	128.9
Funds held interest income (expense)	2.5	2.9
Future policy benefit reserve income (expense)	(0.3)	(0.4)
Gross investment income	109.3	131.4
Investment expenses	(6.8)	(8.8)
Net investment income	$102.5	$122.6

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets	2.8%	3.0%
Imbedded after-tax yield of cash and invested assets	2.5%	2.6%

	March 31,
	2016	2015
Annualized pre-tax yield on average cash and invested assets	2.5%	3.0%
Annualized after-tax yield on average cash and invested assets	2.2%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$8.6	$8.8	$(0.2)
Losses	(25.5)	(16.8)	(8.7)
Total	(16.9)	(8.0)	(8.9)

Equity securities, market value:
Gains	0.1	-	0.1
Losses	-	-	-
Total	0.1	-	0.1

Equity securities, fair value:
Gains	1.8	5.2	(3.4)
Losses	(10.2)	(5.3)	(4.9)
Total	(8.4)	(0.2)	(8.2)

Total net realized capital gains (losses) from sales:
Gains	10.5	14.0	(3.5)
Losses	(35.7)	(22.2)	(13.5)
Total	(25.2)	(8.1)	(17.1)

Other-than-temporary impairments:	(28.8)	(26.0)	(2.8)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.2)	0.1	(0.3)
Equity securities, fair value	(20.0)	23.6	(43.6)
Total	(20.2)	23.6	(43.8)

Total net realized capital gains (losses)	$(74.3)	$(10.5)	$(63.7)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $74.3 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, we recorded $28.8 million of other-than-temporary impairments, $25.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.2 million of net losses from fair value re-measurements.  The fixed maturity and equity sales for the three months ended March 31, 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended March 31, 2015, we recorded $26.0 million of other-than-temporary impairments and $8.1 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $23.6 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended March 31, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

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

For inter-affiliate reinsurance and business written through the Lloyd's Syndicate, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$536.7	$562.6	$(25.9)	-4.6%
Net written premiums	470.7	484.4	(13.7)	-2.8%

Premiums earned	$486.5	$511.1	$(24.6)	-4.8%
Incurred losses and LAE	236.4	244.9	(8.4)	-3.4%
Commission and brokerage	117.3	122.8	(5.5)	-4.5%
Other underwriting expenses	13.5	11.5	1.9	16.7%
Underwriting gain (loss)	$119.3	$131.9	$(12.6)	-9.5%

				Point Chg
Loss ratio	48.6%	47.9%		0.7
Commission and brokerage ratio	24.1%	24.0%		0.1
Other underwriting expense ratio	2.8%	2.3%		0.5
Combined ratio	75.5%	74.2%		1.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 4.6% to $536.7 million for the three months ended March 31, 2016 from $562.6 million for the three months ended March 31, 2015, primarily due to a decrease in treaty casualty business. Net written premiums decreased by 2.8% to $470.7 million for the three months ended March 31, 2016 compared to $484.4 million for the three months ended March 31, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned decreased 4.8% to $486.5 million for the three months ended March 31, 2016, compared to $511.1 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$240.8	49.5%		$(4.5)	-0.9%		$236.3	48.6%
Catastrophes	-	0.0%		0.2	0.0%		0.2	0.0%
Total Segment	$240.8	49.5%		$(4.4)	-0.9%		$236.4	48.6%

2015
Attritional	$247.7	48.4%		$(0.7)	-0.1%		$247.0	48.3%
Catastrophes	-	0.0%		(2.1)	-0.4%		(2.1)	-0.4%
Total Segment	$247.7	48.4%		$(2.8)	-0.5%		$244.9	47.9%

Variance 2016/2015
Attritional	$(6.9)	1.1	pts	$(3.8)	(0.8)	pts	$(10.7)	0.3	pts
Catastrophes	-	-	pts	2.3	0.4	pts	2.3	0.4	pts
Total Segment	$(6.9)	1.1	pts	$(1.5)	(0.4)	pts	$(8.4)	0.7	pts

Incurred losses decreased by 3.4% to $236.4 million for the three months ended March 31, 2016 compared to $244.9 million for the three months ended March 31, 2015, primarily due to $6.9 million decrease in current year attritional losses resulting from the impact of the decline in premiums earned. There were no current year catastrophe losses for the three months ended March 31, 2016 and 2015.

Segment Expenses.  Commission and brokerage expenses decreased by 4.5% to $117.3 million for the three months ended March 31, 2016 compared to $122.8 million for the three months ended March 31, 2015.  The decrease was primarily due to the impact of the decline in premiums earned. Segment other underwriting expenses increased to $13.5 million for the three months ended March 31, 2016 from $11.5 million for the three months ended March 31, 2015.  The increase was primarily due to the impact of changes in the mix of business and higher compensation costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$235.6	$327.0	$(91.4)	-28.0%
Net written premiums	202.5	261.7	(59.2)	-22.6%

Premiums earned	$250.5	$305.6	$(55.2)	-18.1%
Incurred losses and LAE	147.5	179.7	(32.2)	-17.9%
Commission and brokerage	64.3	70.6	(6.3)	-9.0%
Other underwriting expenses	7.8	8.1	(0.3)	-3.6%
Underwriting gain (loss)	$30.8	$47.2	$(16.4)	-34.7%

				Point Chg
Loss ratio	58.9%	58.8%		0.1
Commission and brokerage ratio	25.7%	23.1%		2.6
Other underwriting expense ratio	3.1%	2.7%		0.4
Combined ratio	87.7%	84.6%		3.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 28.0% to $235.6 million for the three months ended March 31, 2016 compared to $327.0 million for the three months ended March 31, 2015, primarily due to, reductions in premiums related to quota share agreements, declines in Latin American and Asian business and the negative impact of $14.8 million from the movement of foreign exchange rates.  Net written premiums decreased by 22.6% to $202.5 million for the three months ended March 31, 2016 compared to $261.7 million for the three months ended March 31, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 18.1% to $250.5 million for the three months ended March 31, 2016 compared to $305.6 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$145.1	57.9%		$(7.4)	-3.0%		$137.7	54.9%
Catastrophes	10.4	4.2%		(0.6)	-0.2%		9.8	4.0%
Total Segment	$155.5	62.1%		$(8.0)	-3.2%		$147.5	58.9%

2015
Attritional	$177.9	58.2%		$(0.1)	0.0%		$177.8	58.2%
Catastrophes	-	0.0%		1.8	0.6%		1.8	0.6%
Total Segment	$177.9	58.2%		$1.8	0.6%		$179.7	58.8%

Variance 2016/2015
Attritional	$(32.8)	(0.3)	pts	$(7.3)	(3.0)	pts	$(40.1)	(3.3)	pts
Catastrophes	10.4	4.2	pts	(2.4)	(0.8)	pts	8.0	3.4	pts
Total Segment	$(22.4)	3.9	pts	$(9.8)	(3.8)	pts	$(32.2)	0.1	pts

Incurred losses and LAE decreased by 17.9% to $147.5 million for the three months ended March 31, 2016 compared to $179.7 million for the three months ended March 31, 2015, primarily due to the decrease in current year attritional losses of $32.8 million, reflecting a decline in premiums earned.  The reduction in current year attritional losses was partially offset by an increase of $10.4 million in current year catastrophe losses.  The $10.4 million of current year catastrophe losses for the three months ended March 31, 2016 were due to the 2016 Taiwan Earthquake. There were no current year catastrophe losses for the three months ended March 31, 2015.

Segment Expenses.  Commission and brokerage decreased by 9.0% to $64.3 million for the three months ended March 31, 2016 compared to $70.6 million for the three months ended March 31, 2015.  The decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $7.8 million for the three months ended March 31, 2016 compared to $8.1 million for the three months ended March 31, 2015.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$204.7	$188.1	$16.6	8.8%
Net written premiums	184.3	174.6	9.7	5.6%

Premiums earned	$194.4	$195.7	$(1.3)	-0.7%
Incurred losses and LAE	111.5	110.0	1.5	1.4%
Commission and brokerage	49.9	51.1	(1.2)	-2.4%
Other underwriting expenses	9.2	8.8	0.4	4.4%
Underwriting gain (loss)	$23.8	$25.8	$(2.0)	-7.6%

				Point Chg
Loss ratio	57.4%	56.2%		1.2
Commission and brokerage ratio	25.7%	26.1%		(0.4)
Other underwriting expense ratio	4.7%	4.5%		0.2
Combined ratio	87.8%	86.8%		1.0

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 8.8% to $204.7 million for the three months ended March 31, 2016 compared to $188.1 million for the three months ended March 31, 2015, primarily due to increased casualty writings through the Bermuda office, partially offset by the negative impact of $4.6 million from the movement of foreign exchange rates.  Net written premiums increased by 5.6% to $184.3 million for the three months ended March 31, 2016 compared to $174.6 million for the three months ended March 31, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned decreased 0.7% to $194.4 million for the three months ended March 31, 2016 compared to $195.7 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$107.9	55.5%		$3.6	1.9%		$111.5	57.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total Segment	$107.9	55.5%		$3.6	1.9%		$111.5	57.4%

2015
Attritional	$109.4	55.9%		$-	0.0%		$109.4	55.9%
Catastrophes	-	0.0%		0.6	0.3%		0.6	0.3%
Total Segment	$109.4	55.9%		$0.6	0.3%		$110.0	56.2%

Variance 2016/2015
Attritional	$(1.5)	(0.4)	pts	$3.6	1.9	pts	$2.1	1.5	pts
Catastrophes	-	-	pts	(0.6)	(0.3)	pts	(0.6)	(0.3)	pts
Total Segment	$(1.5)	(0.4)	pts	$3.0	1.6	pts	$1.5	1.2	pts

Incurred losses and LAE increased by 1.4% to $111.5 million for the three months ended March 31, 2016 compared to $110.0 million for the three months ended March 31, 2015, primarily due to an increase of $3.6 million in prior years attritional losses, partially offset by a decrease in current year attritional losses of $1.5 million, primarily due to the impact of the decline in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2016 and 2015.

Segment Expenses.  Commission and brokerage decreased by 2.4% to $49.9 million for the three months ended March 31, 2016 compared to $51.1 million for the three months ended March 31, 2015, mainly due to changes in the mix of business.  Segment other underwriting expenses increased slightly to $9.2 million for the three months ended March 31, 2016 compared to $8.8 million for the three months ended March 31, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	Variance	% Change
Gross written premiums	$376.2	$340.3	$35.9	10.5%
Net written premiums	324.0	303.6	20.4	6.7%

Premiums earned	$287.4	$260.1	$27.3	10.5%
Incurred losses and LAE	205.2	180.6	24.6	13.6%
Commission and brokerage	43.5	38.6	4.9	12.8%
Other underwriting expenses	41.6	30.3	11.3	37.4%
Underwriting gain (loss)	$(2.9)	$10.7	$(13.6)	-127.4%

				Point Chg
Loss ratio	71.4%	69.4%		2.0
Commission and brokerage ratio	15.1%	14.8%		0.3
Other underwriting expense ratio	14.5%	11.7%		2.8
Combined ratio	101.0%	95.9%		5.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.5% to $376.2 million for the three months ended March 31, 2016 compared to $340.3 million for the three months ended March 31, 2015.  This increase was primarily driven by an increase in accident and health business, premium from the start-up of the Lloyd's syndicate and additional expansion of other insurance lines of business. Net written premiums increased by 6.7% to $324.0 million for the three months ended March 31, 2016 compared to $303.6 million for the three months ended March 31, 2015, which is consistent with the change in gross written premiums.  Premiums earned increased 10.5% to $287.4 million for the three months ended March 31, 2016 compared to $260.1 million for the three months ended March 31, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$198.5	69.1%		$6.9	2.4%		$205.4	71.5%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total Segment	$198.5	69.1%		$6.7	2.3%		$205.2	71.4%

2015
Attritional	$180.8	69.5%		$-	0.0%		$180.8	69.5%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total Segment	$180.8	69.5%		$(0.2)	-0.1%		$180.6	69.4%

Variance 2016/2015
Attritional	$17.7	(0.4)	pts	$6.9	2.4	pts	$24.6	2.0	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total Segment	$17.7	(0.4)	pts	$6.9	2.4	pts	$24.6	2.0	pts

Incurred losses and LAE increased by 13.6% to $205.2 million for the three months ended March 31, 2016 compared to $180.6 million for the three months ended March 31, 2015, mainly due to an increase of $17.7 million in current year attritional losses related to the impact of the increase in premiums earned and an increase of $6.9 million in prior years' attritional losses related to predominantly crop hail business.  There were no current year catastrophe losses for the three months ended March 31, 2016 and 2015.

Segment Expenses.  Commission and brokerage increased by 12.8% to $43.5 million for the three months ended March 31, 2016 compared to $38.6 million for the three months ended March 31, 2015.  The increase was primarily driven by the impact of the increase in premiums earned and the change in the mix of business.  Segment other underwriting expenses increased to $41.6 million for the three months ended March 31, 2016 compared to $30.3 million for the three months ended March 31, 2015.  The increase was primarily due to the impact of the increase in premiums earned and increased expenses due to the build out of our insurance platform.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,071.0 million at March 31, 2016, an increase of $394.6 million compared to $16,676.4 million at December 31, 2015.  This increase was primarily the result of $367.1 million of cash flows from operations, $204.9 million of pre-tax unrealized appreciation, $30.4 million of unsettled securities and $14.6 million due to fluctuations in foreign currencies, partially offset by $85.9 million paid for share repurchases, $48.7 million paid out in dividends to shareholders, $28.8 million of other-than-temporary impairments, $12.4 million in fair value re-measurements, $12.4 million of amortization bond premium and $6.2 million in equity adjustments of our limited partnership investments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2016, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2016		At December 31, 2015
Fixed maturities, market value	$13,761.7	80.6%	$13,357.3	80.1%
Fixed maturities, fair value	1.9	0.0%	2.1	0.0%
Equity securities, market value	114.4	0.7%	108.9	0.7%
Equity securities, fair value	1,313.4	7.7%	1,337.7	8.0%
Short-term investments	441.5	2.6%	799.7	4.8%
Other invested assets	1,109.2	6.5%	787.0	4.7%
Cash	328.9	1.9%	283.7	1.7%
Total investments and cash	$17,071.0	100.0%	$16,676.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2016	December 31, 2015
Fixed income portfolio duration (years)	3.1	3.2
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	2.8%	3.0%
Imbedded end of period yield, after-tax	2.5%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2016	December 31, 2015
Fixed income portfolio total return	1.9%	1.1%
Barclay's Capital - U.S. aggregate index	3.0%	0.6%

Common equity portfolio total return	-0.8%	-0.9%
S&P 500 index	1.4%	1.4%

Other invested asset portfolio total return	-0.9%	4.1%

The pre-tax equivalent total return for the bond portfolio was approximately 1.9% and 1.4%, respectively, at March 31, 2016 and December 31, 2015.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $920.0 million at March 31, 2016 and $894.0 million at December 31, 2015.  At March 31, 2016, $183.8 million, or 20.0%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $96.7 million, or 10.5%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $103.9 million, or 11.3%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); and $49.1 million, or 5.3%, was receivable from Axis Reinsurance Company ("Axis"). The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,986.0 million at March 31, 2016 and $9,951.8 million at December 31, 2015.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,273.9	$1,982.3	$3,256.2	32.6%
International	771.3	1,083.5	1,854.8	18.6%
Bermuda	811.4	1,184.5	1,995.9	20.0%
Insurance	963.5	1,487.6	2,451.1	24.5%
Total excluding A&E	3,820.1	5,737.9	9,558.0	95.7%
A&E	229.6	198.4	428.0	4.3%
Total including A&E	$4,049.6	$5,936.3	$9,986.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,295.3	$1,912.9	$3,208.2	32.2%
International	768.9	1,045.0	1,813.9	18.2%
Bermuda	843.8	1,174.2	2,018.0	20.3%
Insurance	998.4	1,480.3	2,478.7	24.9%
Total excluding A&E	3,906.3	5,612.3	9,518.7	95.7%
A&E	234.4	198.8	433.1	4.3%
Total including A&E	$4,140.7	$5,811.1	$9,951.8	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2016	2015
Gross reserves	$428.0	$433.1
Reinsurance receivable	(113.3)	(113.5)
Net reserves	$314.7	$319.6

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2016, we had net asbestos loss reserves of $299.6 million, or 95.2%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.9 years at March 31, 2016.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $7,840.3 million as of March 31, 2016 from $7,608.6 million as of December 31, 2015.  This increase was the result of $175.3 million of unrealized appreciation on investments, $171.7 million of net income, $9.8 million of net foreign currency translation adjustments, $8.2 million of share-based compensation transactions and $1.3 million of net benefit plan obligation adjustments, partially offset by repurchases of 0.5 million common shares for $85.9 million and $48.7 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at March 31, 2016 and December 31, 2015 was $7,840.3 million and $7,608.6, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2015	2014	2015	2014
Regulatory targeted capital	$2,079.0	$2,050.0	$1,355.7	$1,209.6
Actual capital	$2,628.3	$2,748.0	$3,210.9	$2,893.0

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

During 2015 and the first quarter of 2016, we repurchased 2.7 million shares for $486.0 million in the open market and paid $223.8 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of March 31, 2016, we had repurchased 26.4 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $367.1 million and $350.6 million for the three months ended March 31, 2016 and 2015, respectively.  Additionally, these cash flows reflected net tax payments of $5.0 million and $24.3 million for the three months ended March 31, 2016 and 2015, respectively, and net catastrophe loss payments of $26.3 million and $40.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2016 and December 31, 2015, we held cash and short-term investments of $770.5 million and $1,083.3 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $290.8 million of available liquidity at March 31, 2016.  In addition to these cash and short-term investments, at March 31, 2016, we had $932.6 million of available for sale fixed maturity securities maturing within one year or less, $6,515.6 million maturing within one to five years and $3,050.6 million maturing after five years.  Our $1,427.8 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2016 we had $272.6 million of net pre-tax unrealized appreciation, comprised of $447.0 million of pre-tax unrealized appreciation and $174.4 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2016, was $5,413.9 million.  As of March 31, 2016, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2016 and December 31, 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding during the first three months of 2016 was $175.0 million for the period of February 8, 2016 to March 8, 2016.  At March 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $455.0 million outstanding letters of credit under tranche two.  At December 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $449.7 million outstanding letters of credit under tranche two.

The Company is in the process of renewing this credit facility and anticipates that the renewal terms will be similar to the expiring terms.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215.8 million (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2016, was $5,513.9 million. As of March 31, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2016 and December 31, 2015, Everest International Credit Facility had £165.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.4 million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Interest Rate Risk.  Our $17.1 billion investment portfolio, at March 31, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,747.1 million of mortgage-backed securities in the $13,763.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $441.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2016
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,995.3	$14,603.3	$14,205.1	$13,772.6	$13,325.5
Market/Fair Value Change from Base (%)	5.6%	2.8%	0.0%	-3.0%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$669.4	$337.4	$-	$(367.4)	$(747.3)

We had $9,986.0 million and $9,951.8 million of gross reserves for losses and LAE as of March 31, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.1 billion resulting in a discounted reserve balance of approximately $7.9 billion, representing approximately 55.9% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,142.2	$1,285.0	$1,427.8	$1,570.6	$1,713.4
After-tax Change in Fair/Market Value	$(193.0)	$(96.5)	$-	$96.5	$193.0

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2016, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2015.

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

ITEM 1A.                          RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2016	0	$-	0	4,081,701
February 1 - 29, 2016	493,367	$185.1719	450,199	3,631,502
March 1 - 31, 2016	14,161	$185.9969	14,161	3,617,341
Total	507,528	$-	464,360	3,617,341

(1)      On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company's executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company's shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through May 2, 2016, the Company purchased an additional 258,480 shares for $47.8 million under the share repurchase program.

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

Dated:  May 10, 2016