Form 10-Q
period 2016-06-30
EVEREST RE GROUP LTD
filed 2016-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2016
Common Shares, $0.01 par value	41,888,224

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2016 (unaudited)
	and December 31, 2015 (unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	six months ended June 30, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,058,965	$13,357,294
(amortized cost: 2016, $13,631,263; 2015, $13,276,206)
Fixed maturities - available for sale, at fair value	-	2,102
Equity securities - available for sale, at market value (cost: 2016, $124,699; 2015, $122,271)	118,740	108,940
Equity securities - available for sale, at fair value	1,104,430	1,337,733
Short-term investments	531,511	799,684
Other invested assets (cost: 2016, $1,216,171; 2015, $786,994)	1,216,171	786,994
Cash	429,287	283,658
Total investments and cash	17,459,104	16,676,405
Accrued investment income	96,772	100,942
Premiums receivable	1,461,563	1,483,090
Reinsurance receivables	950,323	894,037
Funds held by reinsureds	242,033	278,673
Deferred acquisition costs	319,781	372,351
Prepaid reinsurance premiums	219,050	164,971
Income taxes	195,094	258,541
Other assets	338,455	316,408
TOTAL ASSETS	$21,282,175	$20,545,418

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,263,267	$9,951,798
Future policy benefit reserve	57,827	58,910
Unearned premium reserve	1,495,838	1,613,390
Funds held under reinsurance treaties	23,373	13,544
Commission reserves	85,670	60,098
Other net payable to reinsurers	224,380	173,087
Losses in course of payment	124,703	112,170
4.868% Senior notes due 6/1/2044	396,654	396,594
6.6% Long term notes due 5/1/2067	236,413	236,364
Accrued interest on debt and borrowings	3,537	3,537
Equity index put option liability	41,729	40,705
Unsettled securities payable	86,003	15,314
Other liabilities	257,313	261,322
Total liabilities	13,296,707	12,936,833

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2016) 68,805
and (2015) 68,606 outstanding before treasury shares	688	686
Additional paid-in capital	2,120,581	2,103,638
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $57,700 at 2016 and ($15,863) at 2015	84,000	(231,755)
Treasury shares, at cost; 26,921 shares (2016) and 25,912 shares (2015)	(3,072,313)	(2,885,956)
Retained earnings	8,852,512	8,621,972
Total shareholders' equity	7,985,468	7,608,585
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,282,175	$20,545,418

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,288,860	$1,285,255	$2,507,727	$2,557,743
Net investment income	132,737	124,990	235,261	247,556
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,470)	(16,238)	(30,263)	(42,256)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	34,128	(7,940)	(11,338)	7,573
Total net realized capital gains (losses)	32,658	(24,178)	(41,601)	(34,683)
Net derivative gain (loss)	1,996	6,445	(1,024)	6,203
Other income (expense)	(28,367)	(2,064)	(30,433)	49,217
Total revenues	1,427,884	1,390,448	2,669,930	2,826,036

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	857,816	778,184	1,558,565	1,493,339
Commission, brokerage, taxes and fees	295,502	290,520	570,508	573,614
Other underwriting expenses	72,077	61,902	144,187	120,643
Corporate expenses	7,117	5,925	15,003	11,388
Interest, fees and bond issue cost amortization expense	9,073	9,026	18,301	18,016
Total claims and expenses	1,241,585	1,145,557	2,306,564	2,217,000

INCOME (LOSS) BEFORE TAXES	186,299	244,891	363,366	609,036
Income tax expense (benefit)	30,607	35,834	35,988	77,001

NET INCOME (LOSS)	$155,692	$209,057	$327,378	$532,035

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	124,356	(136,481)	267,318	(53,276)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(1,448)	12,747	30,933	34,930
Total URA(D) on securities arising during the period	122,908	(123,734)	298,251	(18,346)

Foreign currency translation adjustments	5,050	54,337	14,823	(48,003)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,341	1,609	2,681	3,213
Total benefit plan net gain (loss) for the period	1,341	1,609	2,681	3,213
Total other comprehensive income (loss), net of tax	129,299	(67,788)	315,755	(63,136)

COMPREHENSIVE INCOME (LOSS)	$284,991	$141,269	$643,133	$468,899

EARNINGS PER COMMON SHARE
Basic	$3.70	$4.72	$7.73	$11.99
Diluted	3.67	4.68	7.68	11.88
Dividends declared	1.15	0.95	2.30	1.90

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	42,399,666	44,410,420	42,694,252	44,685,637
Issued during the period, net	28,492	59,606	198,266	219,267
Treasury shares acquired	(544,728)	(277,500)	(1,009,088)	(712,378)
Balance, end of period	41,883,430	44,192,526	41,883,430	44,192,526

COMMON SHARES (par value):
Balance, beginning of period	$688	$685	$686	$683
Issued during the period, net	-	-	2	2
Balance, end of period	688	685	688	685

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,111,828	2,073,977	2,103,638	2,068,807
Share-based compensation plans	8,753	10,659	16,943	15,829
Balance, end of period	2,120,581	2,084,636	2,120,581	2,084,636

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(45,299)	52,969	(231,755)	48,317
Net increase (decrease) during the period	129,299	(67,788)	315,755	(63,136)
Balance, end of period	84,000	(14,819)	84,000	(14,819)

RETAINED EARNINGS:
Balance, beginning of period	8,744,952	8,099,936	8,621,972	7,819,210
Net income (loss)	155,692	209,057	327,378	532,035
Dividends declared ($1.15 per share in second quarter 2016 and $2.30 year-to-date per share in 2016 and $0.95 per share in second quarter 2015 and $1.90
year-to-date per share in 2015)	(48,132)	(41,955)	(96,838)	(84,207)
Balance, end of period	8,852,512	8,267,038	8,852,512	8,267,038

TREASURY SHARES AT COST:
Balance, beginning of period	(2,971,870)	(2,560,937)	(2,885,956)	(2,485,897)
Purchase of treasury shares	(100,443)	(49,941)	(186,357)	(124,981)
Balance, end of period	(3,072,313)	(2,610,878)	(3,072,313)	(2,610,878)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,985,468	$7,726,662	$7,985,468	$7,726,662

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$327,378	$532,035
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	20,168	(56,849)
Decrease (increase) in funds held by reinsureds, net	45,656	(6,755)
Decrease (increase) in reinsurance receivables	(68,284)	(49,185)
Decrease (increase) in income taxes	(10,424)	(20,898)
Decrease (increase) in prepaid reinsurance premiums	(51,243)	(39,563)
Increase (decrease) in reserve for losses and loss adjustment expenses	352,147	113,567
Increase (decrease) in future policy benefit reserve	(1,083)	(364)
Increase (decrease) in unearned premiums	(119,315)	(160,849)
Increase (decrease) in other net payable to reinsurers	46,508	16,712
Increase (decrease) in losses in course of payment	11,188	95,003
Change in equity adjustments in limited partnerships	(16,518)	(12,840)
Distribution of limited partnership income	41,296	18,332
Change in other assets and liabilities, net	17,012	32,728
Non-cash compensation expense	14,262	10,364
Amortization of bond premium (accrual of bond discount)	24,125	25,514
Amortization of underwriting discount on senior notes	2	2
Net realized capital (gains) losses	41,601	34,683
Net cash provided by (used in) operating activities	674,476	531,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	923,832	1,172,211
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-
Proceeds from fixed maturities sold - available for sale, at market value	594,764	731,673
Proceeds from fixed maturities sold - available for sale, at fair value	1,587	1,613
Proceeds from equity securities sold - available for sale, at market value	226	4,599
Proceeds from equity securities sold - available for sale, at fair value	430,038	300,620
Distributions from other invested assets	2,261,682	27,705
Cost of fixed maturities acquired - available for sale, at market value	(1,932,527)	(2,448,121)
Cost of fixed maturities acquired - available for sale, at fair value	-	(234)
Cost of equity securities acquired - available for sale, at market value	(2,393)	(5,541)
Cost of equity securities acquired - available for sale, at fair value	(194,043)	(317,650)
Cost of other invested assets acquired	(2,711,306)	(98,890)
Net change in short-term investments	271,913	207,879
Net change in unsettled securities transactions	59,619	4,475
Net cash provided by (used in) investing activities	(296,608)	(419,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,683	5,468
Purchase of treasury shares	(186,357)	(124,981)
Dividends paid to shareholders	(96,838)	(84,207)
Net cash provided by (used in) financing activities	(280,512)	(203,720)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48,273	(6,829)

Net increase (decrease) in cash	145,629	(98,573)
Cash, beginning of period	283,658	437,474
Cash, end of period	$429,287	$338,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$41,905	$93,352
Interest paid	18,192	17,907

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2016 and 2015

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

Effective July 13, 2015, the Company sold all of the outstanding shares of capital stock of a wholly-owned subsidiary entity, Mt. McKinley Insurance Company ("Mt. McKinley"), to Clearwater Insurance Company.  The operating results of Mt. McKinley for the three and six months ended June 30, 2015, are included within the Company's financial statements.

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Re Ltd. ("Mt. Logan Re"). Mt. Logan Re manages separate segregated accounts whose assets and capital relate mainly to third party external investors.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2016 presentation.

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

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  Based upon this guidance, the Company has adjusted prior financial statements and footnotes to conform with this new presentation.

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

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of adoption
	As previously	of new accounting
	reported	policy	As adopted
(Dollars in thousands)
ASSETS:
Short-term investments	$1,795,455	$(995,771)	$799,684
Total investments and cash	17,672,176	(995,771)	16,676,405
Premiums receivable	1,479,293	3,797	1,483,090
Reinsurance receivables	840,420	53,617	894,037
Deferred acquisition costs	373,072	(721)	372,351
Prepaid reinsurance premiums	157,424	7,547	164,971
Other assets	265,634	56,184	321,818
TOTAL ASSETS	21,426,175	(875,347)	20,550,828

LIABILITIES:
Funds held under reinsurance treaties	88,544	(75,000)	13,544
Commission reserves	79,849	(19,751)	60,098
Other net payable to reinsurers	166,822	6,265	173,087
Other liabilities	291,322	(30,000)	261,322
Total liabilities	13,060,729	(118,486)	12,942,243

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	(756,861)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	(875,347)	20,550,828

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
AND COMPREHENSIVE INCOME (LOSS):		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in thousands)
REVENUES:
Premiums earned	$1,332,398	$(47,143)	$1,285,255	$2,639,475	$(81,732)	$2,557,743
Net investment income	125,046	(56)	124,990	247,629	(73)	247,556
Other income (expense)	(3,925)	1,861	(2,064)	42,148	7,069	49,217
Total revenues	1,435,786	(45,338)	1,390,448	2,900,772	(74,736)	2,826,036

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	790,661	(12,477)	778,184	1,513,126	(19,787)	1,493,339
Commission, brokerage, taxes and fees	294,917	(4,397)	290,520	582,084	(8,470)	573,614
Other underwriting expenses	63,951	(2,049)	61,902	124,615	(3,972)	120,643
Total claims and expenses	1,164,480	(18,923)	1,145,557	2,249,229	(32,229)	2,217,000

INCOME (LOSS) BEFORE TAXES	271,306	(26,415)	244,891	651,543	(42,507)	609,036
NET INCOME (LOSS)	235,472	(26,415)	209,057	574,542	(42,507)	532,035

Net income (loss) attributable to noncontrolling interests	(26,415)	26,415	-	(42,507)	42,507	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	209,057	-	209,057	532,035	-	532,035

CONSOLIDATED STATEMENT OF CASH FLOWS:	Six Months Ended June 30, 2015
		Effect of adoption
	As previously	of new accounting
(Dollars in thousands)	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$574,542	$(42,507)	$532,035
Decrease (increase) in premiums receivable	(51,422)	(5,427)	(56,849)
Decrease (increase) in funds held by reinsureds, net	68,245	(75,000)	(6,755)
Decrease (increase) in reinsurance receivables	(32,526)	(16,659)	(49,185)
Decrease (increase) in prepaid reinsurance premiums	(28,916)	(10,647)	(39,563)
Increase (decrease) in other net payable to reinsurers	23,867	(7,155)	16,712
Change in other assets and liabilities, net	26,768	5,960	32,728
Net cash provided by (used in) operating activities	683,072	(151,435)	531,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(199,226)	407,105	207,879
Net cash provided by (used in) investing activities	(826,766)	407,105	(419,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	296,848	(296,848)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(41,178)	41,178	-
Net cash provided by (used in) financing activities	51,950	(255,670)	(203,720)

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$838,823	$35,865	$(161)	$874,527	$-
Obligations of U.S. states and political subdivisions	701,171	49,219	(478)	749,912	-
Corporate securities	4,833,072	173,613	(31,470)	4,975,215	6,724
Asset-backed securities	501,999	5,045	(860)	506,184	-
Mortgage-backed securities
Commercial	277,921	8,108	(2,069)	283,960	-
Agency residential	2,480,550	50,009	(1,653)	2,528,906	-
Non-agency residential	776	45	(46)	775	-
Foreign government securities	1,331,323	75,287	(39,457)	1,367,153	108
Foreign corporate securities	2,665,628	149,438	(42,733)	2,772,333	3,592
Total fixed maturity securities	$13,631,263	$546,629	$(118,927)	$14,058,965	$10,424
Equity securities	$124,699	$4,477	$(10,436)	$118,740	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805,273	$13,465	$(1,861)	$816,877	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	4,817,014	97,159	(109,310)	4,804,863	1,412
Asset-backed securities	470,320	719	(3,813)	467,226	-
Mortgage-backed securities
Commercial	264,924	4,750	(3,375)	266,299	-
Agency residential	2,313,265	25,318	(18,059)	2,320,524	-
Non-agency residential	893	51	(46)	898	-
Foreign government securities	1,256,983	54,403	(52,205)	1,259,181	53
Foreign corporate securities	2,677,589	107,163	(66,401)	2,718,351	36
Total fixed maturity securities	$13,276,206	$337,048	$(255,960)	$13,357,294	$1,501
Equity securities	$122,271	$3,401	$(16,732)	$108,940	$-

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

	At June 30, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,038,566	$1,055,335	$1,021,200	$1,036,016
Due after one year through five years	6,537,730	6,716,423	6,193,426	6,220,563
Due after five years through ten years	1,880,481	1,956,278	2,217,075	2,203,932
Due after ten years	913,240	1,011,104	795,103	841,836
Asset-backed securities	501,999	506,184	470,320	467,226
Mortgage-backed securities:
Commercial	277,921	283,960	264,924	266,299
Agency residential	2,480,550	2,528,906	2,313,265	2,320,524
Non-agency residential	776	775	893	898
Total fixed maturity securities	$13,631,263	$14,058,965	$13,276,206	$13,357,294

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$137,383	$(144,172)	$337,691	$(17,910)
Fixed maturity securities, other-than-temporary impairment	8,714	(477)	8,924	9,207
Equity securities	3,005	(430)	7,371	(1,880)
Change in unrealized appreciation (depreciation), pre-tax	149,102	(145,079)	353,986	(10,583)
Deferred tax benefit (expense)	(23,938)	21,344	(53,410)	(4,356)
Deferred tax benefit (expense), other-than-temporary impairment	(2,256)	1	(2,325)	(3,407)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$122,908	$(123,734)	$298,251	$(18,346)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$7,851	$(161)	$-	$-	$7,851	$(161)
Obligations of U.S. states and political subdivisions	-	-	562	(478)	562	(478)
Corporate securities	361,829	(7,778)	403,815	(23,692)	765,644	(31,470)
Asset-backed securities	23,269	(76)	64,821	(784)	88,090	(860)
Mortgage-backed securities
Commercial	19,532	(1,727)	5,823	(342)	25,355	(2,069)
Agency residential	101,296	(467)	203,950	(1,186)	305,246	(1,653)
Non-agency residential	-	-	146	(46)	146	(46)
Foreign government securities	128,397	(11,750)	210,746	(27,707)	339,143	(39,457)
Foreign corporate securities	194,137	(10,879)	296,452	(31,854)	490,589	(42,733)
Total fixed maturity securities	$836,311	$(32,838)	$1,186,315	$(86,089)	$2,022,626	$(118,927)
Equity securities	-	-	100,535	(10,436)	100,535	(10,436)
Total	$836,311	$(32,838)	$1,286,850	$(96,525)	$2,123,161	$(129,363)

	Duration of Unrealized Loss at June 30, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$25,648	$(1,137)	$95,994	$(14,183)	$121,642	$(15,320)
Due in one year through five years	420,466	(21,372)	604,273	(55,248)	1,024,739	(76,620)
Due in five years through ten years	233,230	(7,378)	190,057	(12,431)	423,287	(19,809)
Due after ten years	12,870	(681)	21,251	(1,869)	34,121	(2,550)
Asset-backed securities	23,269	(76)	64,821	(784)	88,090	(860)
Mortgage-backed securities	120,828	(2,194)	209,919	(1,574)	330,747	(3,768)
Total fixed maturity securities	$836,311	$(32,838)	$1,186,315	$(86,089)	$2,022,626	$(118,927)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2016 were $2,123,161 thousand and $129,363 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2016, did not exceed 0.4% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $32,838 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of foreign government securities, foreign corporate securities and domestic corporate securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $31,679 thousand, as the U.S. dollar has strengthened against other currencies. The $86,089 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign corporate securities, foreign government securities and domestic corporate securities.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, $74,394 thousand, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$102,851	$109,481	$205,376	$218,836
Equity securities	10,923	13,015	22,062	24,693
Short-term investments and cash	345	400	745	630
Other invested assets
Limited partnerships	23,003	6,655	16,845	13,623
Other	1,151	983	301	1,608
Gross investment income before adjustments	138,273	130,534	245,329	259,390
Funds held interest income (expense)	1,740	2,717	4,280	5,593
Future policy benefit reserve income (expense)	(425)	(709)	(726)	(1,102)
Gross investment income	139,588	132,542	248,883	263,881
Investment expenses	(6,851)	(7,552)	(13,622)	(16,325)
Net investment income	$132,737	$124,990	$235,261	$247,556

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

The Company had contractual commitments to invest up to an additional $471,801 thousand in limited partnerships at June 30, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,470)	$(16,238)	$(30,263)	$(42,256)
Gains (losses) from sales	3,329	(2,570)	(13,582)	(10,594)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,854)	14	(1,854)	42
Gains (losses) from fair value adjustments	1,571	(6)	1,339	56
Equity securities, market value:
Gains (losses) from sales	8	(901)	65	(882)
Equity securities, fair value:
Gains (losses) from sales	(7,690)	755	(16,116)	605
Gains (losses) from fair value adjustments	38,764	(5,232)	18,809	18,346
Short-term investments gain (loss)	-	-	1	-
Total net realized capital gains (losses)	$32,658	$(24,178)	$(41,601)	$(34,683)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales of fixed maturity securities	$272,233	$376,238	$596,351	$733,286
Gross gains from sales	9,094	16,864	17,646	25,699
Gross losses from sales	(7,619)	(19,420)	(33,082)	(36,251)

Proceeds from sales of equity securities	$337,816	$167,170	$430,264	$305,219
Gross gains from sales	4,893	8,434	6,732	13,640
Gross losses from sales	(12,575)	(8,580)	(22,783)	(13,917)

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At June 30, 2016, fair value for these equity index put option contracts was $33,872 thousand.  Based on historical index volatilities and trends and the June 30, 2016 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 12%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2016, the present value of these theoretical maximum payouts using a 3% discount factor was $439,036 thousand.  Conversely, if the contracts had all expired on June 30, 2016, with the S&P index at $2,098.86, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At June 30, 2016, fair value for this equity index put option contract was $7,857 thousand.  Based on historical index volatilities and trends and the June 30, 2016 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 38%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2016, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $39,056 thousand.  Conversely, if the contract had expired on June 30, 2016, with the FTSE index at ₤6,504.30, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2016	December 31, 2015

Equity index put option contracts	Equity index put option liability	$41,729	$40,705
Total		$41,729	$40,705

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2016	2015	2016	2015

Equity index put option contracts	Net derivative gain (loss)	$1,996	$6,445	$(1,024)	$6,203
Total		$1,996	$6,445	$(1,024)	$6,203

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for fifteen private placement securities, the Company valued the fifteen securities at $34,431 thousand at June 30, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2016 and December 31, 2015 of $252,328 thousand and $253,575 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$874,527	$-	$874,527	$-
Obligations of U.S. States and political subdivisions	749,912	-	749,912	-
Corporate securities	4,975,215	-	4,942,805	32,410
Asset-backed securities	506,184	-	506,184	-
Mortgage-backed securities
Commercial	283,960	-	283,960	-
Agency residential	2,528,906	-	2,528,906	-
Non-agency residential	775	-	775	-
Foreign government securities	1,367,153	-	1,367,153	-
Foreign corporate securities	2,772,333	-	2,770,312	2,021
Total fixed maturities, market value	14,058,965	-	14,024,534	34,431

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	118,740	100,535	18,205	-
Equity securities, fair value	1,104,430	1,042,554	61,876	-

Liabilities:
Equity index put option contracts	$41,729	$-	$-	$41,729

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2016.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$15,706	$596	$16,302	$3,933	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(18)	-	(18)	(10)	(997)	(1,007)
Included in other comprehensive income (loss)	(27)	1,425	1,398	(33)	1,425	1,392
Purchases, issuances and settlements	16,749	-	16,749	28,520	-	28,520
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$32,410	$2,021	$34,431	$32,410	$2,021	$34,431

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$2,653	$6,125	$8,778	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	2	58	60	4	-	115	119
Included in other comprehensive income (loss)	(3)	1,169	1,166	(2)	-	71	69
Purchases, issuances and settlements	(12)	-	(12)	1,928	-	-	1,928
Transfers in and/or (out) of Level 3	(682)	485	(197)	28	(8,597)	485	(8,084)
Ending balance	$1,958	$7,837	$9,795	$1,958	$-	$7,837	$9,795

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers from level 3, fair value measurements using significant unobservable inputs, of $0 thousand and $8,084 thousand of investments for the six months ended June 30, 2016 and 2015, respectively, primarily relate to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of June 30, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Liabilities:
Balance, beginning of period	$43,725	$47,264	$40,705	$47,022
Total (gains) or losses (realized/unrealized)
Included in earnings	(1,996)	(6,445)	1,024	(6,203)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$41,729	$40,819	$41,729	$40,819

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss) per share:
Numerator
Net income (loss)	$155,692	$209,057	$327,378	$532,035
Less: dividends declared-common shares and nonvested common shares	(48,132)	(41,955)	(96,838)	(84,207)
Undistributed earnings	107,561	167,102	230,540	447,828
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	106,407	165,306	228,102	443,046
Add: dividends declared-common shareholders	47,643	41,529	95,853	83,345
Numerator for basic and diluted earnings per common share	$154,050	$206,835	$323,955	$526,391

Denominator
Denominator for basic earnings per weighted-average common shares	41,653	43,804	41,891	43,915
Effect of dilutive securities:
Options	296	393	315	405
Denominator for diluted earnings per adjusted weighted-average common shares	41,949	44,197	42,206	44,320

Per common share net income (loss)
Basic	$3.70	$4.72	$7.73	$11.99
Diluted	$3.67	$4.68	$7.68	$11.88

(1) Basic weighted-average common shares outstanding	41,653	43,804	41,891	43,915
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	42,104	44,280	42,338	44,389
Percentage allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2016 and 2015.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$141,562	$142,427
Unaffiliated life insurance company	32,545	33,062

8.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$142,255	$(24,357)	$117,898	$301,283	$(40,564)	$260,719
URA(D) on securities - OTTI	8,714	(2,256)	6,458	8,924	(2,325)	6,599
Reclassification of net realized losses (gains) included in net income (loss)	(1,867)	419	(1,448)	43,779	(12,846)	30,933
Foreign currency translation adjustments	13,389	(8,339)	5,050	31,208	(16,385)	14,823
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,063	(722)	1,341	4,125	(1,444)	2,681
Total other comprehensive income (loss)	$164,554	$(35,255)	$129,299	$389,319	$(73,564)	$315,755

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(164,311)	$28,306	$(136,005)	$(73,522)	$14,446	$(59,076)
URA(D) on securities - OTTI	(477)	1	(476)	9,207	(3,407)	5,800
Reclassification of net realized losses (gains) included in net income (loss)	19,709	(6,962)	12,747	53,732	(18,802)	34,930
Foreign currency translation adjustments	63,031	(8,694)	54,337	(57,244)	9,241	(48,003)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,476	(867)	1,609	4,943	(1,730)	3,213
Total other comprehensive income (loss)	$(79,572)	$11,784	$(67,788)	$(62,884)	$(252)	$(63,136)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2016	2015	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(1,867)	$19,709	$43,779	$53,732	Other net realized capital gains (losses)
	419	(6,962)	(12,846)	(18,802)	Income tax expense (benefit)
	$(1,448)	$12,747	$30,933	$34,930	Net income (loss)

Benefit plan net gain (loss)	$2,063	$2,476	$4,125	$4,943	Other underwriting expenses
	(722)	(867)	(1,444)	(1,730)	Income tax expense (benefit)
	$1,341	$1,609	$2,681	$3,213	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2016	2015
Beginning balance of URA (D) on securities	$42,811	$223,250
Current period change in URA (D) of investments - temporary	291,652	(185,467)
Current period change in URA (D) of investments - non-credit OTTI	6,599	5,028
Ending balance of URA (D) on securities	341,062	42,811

Beginning balance of foreign currency translation adjustments	(211,477)	(99,947)
Current period change in foreign currency translation adjustments	14,823	(111,530)
Ending balance of foreign currency translation adjustments	(196,654)	(211,477)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	2,681	11,897
Ending balance of benefit plan net gain (loss)	(60,408)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$84,000	$(231,755)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Credit facility interest and fees incurred	$213	$167	$583	$299

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May 26, 2016, Group, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") and Everest International Reinsurance, Ltd. ("Everest International"), both direct subsidiaries of Group, entered into a five year, $800,000 thousand senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800,000 thousand senior credit facility.  Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the "Group Credit Facility".  Wells Fargo Corporation ("Wells Fargo Bank") is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group's senior unsecured debt rating.  Tranche two exclusively provides up to $600,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2016, was $5,412,090 thousand.  As of June 30, 2016, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2016			At December 31, 2015
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	2,488	12/12/2016	600,000	2,488	12/12/2016
		-	455,972	12/31/2016	-	447,178	12/31/2016
Total Wells Fargo Bank Group Credit Facility		$800,000	$458,460		$800,000	$449,666

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2016	$300,000	$3,672	11/24/2016
		63,686	12/31/2016		67,783	12/31/2016
		4,058	2/28/2017		179	8/30/2017
		278	8/30/2017		316	12/31/2017
		2,593	12/31/2017		-	-
		100,737	6/30/2020		99,521	12/31/2019
Total Citibank Bilateral Agreement	$300,000	$175,024		$300,000	$171,471

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215,784 thousand (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2016, was $5,555,040 thousand. As of June 30, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£175,000	£164,961	12/31/2019	£175,000	£164,961	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£175,000	£164,961		£175,000	£164,961

10.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2016, the total amount on deposit in trust accounts was $407,186 thousand.

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

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $902,633 thousand and $798,548 thousand at June 30, 2016 and December 31, 2015, respectively.  Of this amount, Group had invested $55,636 thousand and $50,000 thousand at June 30, 2016 and December 31, 2015, respectively, in the preferred shares.

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

				June 30, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,654	$404,096	$396,594	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

12.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,413	$189,893	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$405,530	$451,059	$942,235	$1,013,706
Net written premiums	341,616	388,006	812,307	872,409

Premiums earned	$473,273	$480,848	$959,814	$991,942
Incurred losses and LAE	219,590	228,745	456,034	473,631
Commission and brokerage	120,624	120,171	237,941	242,955
Other underwriting expenses	12,132	11,807	25,591	23,336
Underwriting gain (loss)	$120,927	$120,125	$240,248	$252,020

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$340,625	$299,830	$576,216	$626,828
Net written premiums	281,201	316,656	483,701	578,394

Premiums earned	$290,601	$338,263	$541,051	$643,832
Incurred losses and LAE	261,864	222,087	409,399	401,739
Commission and brokerage	66,678	84,813	130,964	155,427
Other underwriting expenses	7,969	8,049	15,792	16,164
Underwriting gain (loss)	$(45,910)	$23,314	$(15,104)	$70,502

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$161,930	$167,142	$366,662	$355,263
Net written premiums	148,441	131,209	332,755	305,775

Premiums earned	$200,277	$198,297	$394,705	$394,001
Incurred losses and LAE	109,829	108,230	221,350	218,245
Commission and brokerage	59,886	47,243	109,808	98,376
Other underwriting expenses	8,320	8,788	17,505	17,588
Underwriting gain (loss)	$22,242	$34,036	$46,042	$59,792

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$455,266	$343,630	$831,426	$683,888
Net written premiums	383,695	299,848	707,647	603,429

Premiums earned	$324,709	$267,848	$612,157	$527,969
Incurred losses and LAE	266,533	219,123	471,782	399,724
Commission and brokerage	48,314	38,294	91,795	76,857
Other underwriting expenses	43,656	33,258	85,299	63,555
Underwriting gain (loss)	$(33,794)	$(22,827)	$(36,719)	$(12,167)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting gain (loss)	$63,465	$154,649	$234,467	$370,147
Net investment income	132,737	124,990	235,261	247,556
Net realized capital gains (losses)	32,658	(24,178)	(41,601)	(34,683)
Net derivative gain (loss)	1,996	6,445	(1,024)	6,203
Corporate expenses	(7,117)	(5,925)	(15,003)	(11,388)
Interest, fee and bond issue cost amortization expense	(9,073)	(9,026)	(18,301)	(18,016)
Other income (expense)	(28,367)	(2,064)	(30,433)	49,217
Income (loss) before taxes	$186,299	$244,891	$363,366	$609,036

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
United Kingdom gross written premium	$146,578	$155,168	$329,208	$353,104

No other country represented more than 5% of the Company's revenues.

14.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2016, share-based compensation awards granted were 10,145 restricted shares, granted on May 18, 2016, with a fair value of $182.095 per shares.

15.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$2,896	$3,255	$5,793	$6,195
Interest cost	2,361	2,711	4,722	5,168
Expected return on plan assets	(2,484)	(2,903)	(4,968)	(5,806)
Amortization of prior service cost	-	6	-	11
Amortization of net (income) loss	2,014	2,261	4,028	4,512
Net periodic benefit cost	$4,787	$5,330	$9,575	$10,080

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$438	$599	$876	$1,000
Interest cost	296	395	592	658
Amortization of net (income) loss	48	210	96	421
Net periodic benefit cost	$782	$1,204	$1,564	$2,079

The Company did not make any contributions to the qualified pension benefit plan for the six months ended June 30, 2016 and 2015.

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

17.  PENDING DISPOSITION

The Company has signed a letter of intent to sell Heartland Crop Insurance, Inc., its crop Managing General Agent to CGB Diversified Services, Inc.  The pending agreement includes a provision for a long term strategic reinsurance relationship with CGB Diversified Services, Inc.  Under the terms of the letter of intent, there will not be a material gain or loss on the sale and with the proposed reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

18.  SUBSEQUENT EVENTS

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During the first half of 2016, there has been an increase in catastrophes, such as the Fort McMurray Canadian wildfire, storms and an earthquake in Ecuador; however, the aggregate of these losses are below historical levels of catastrophe losses.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Gross written premiums	$1,363.4	$1,261.7	8.1%	$2,716.5	$2,679.7	1.4%
Net written premiums	1,155.0	1,135.7	1.7%	2,336.4	2,360.0	-1.0%

REVENUES:
Premiums earned	$1,288.9	$1,285.3	0.3%	$2,507.7	$2,557.7	-2.0%
Net investment income	132.7	125.0	6.2%	235.3	247.6	-5.0%
Net realized capital gains (losses)	32.7	(24.2)	-235.1%	(41.6)	(34.7)	19.9%
Net derivative gain (loss)	2.0	6.4	-69.0%	(1.0)	6.2	-116.5%
Other income (expense)	(28.4)	(2.1)	NM	(30.4)	49.2	-161.8%
Total revenues	1,427.9	1,390.4	2.7%	2,669.9	2,826.0	-5.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	857.8	778.2	10.2%	1,558.6	1,493.3	4.4%
Commission, brokerage, taxes and fees	295.5	290.5	1.7%	570.5	573.6	-0.5%
Other underwriting expenses	72.1	61.9	16.4%	144.2	120.6	19.5%
Corporate expenses	7.1	5.9	20.1%	15.0	11.4	31.7%
Interest, fees and bond issue cost amortization expense	9.1	9.0	0.5%	18.3	18.0	1.6%
Total claims and expenses	1,241.6	1,145.6	8.4%	2,306.6	2,217.0	4.0%

INCOME (LOSS) BEFORE TAXES	186.3	244.9	-23.9%	363.4	609.0	-40.3%
Income tax expense (benefit)	30.6	35.8	-14.6%	36.0	77.0	-53.3%
NET INCOME (LOSS)	$155.7	$209.1	-25.5%	$327.4	$532.0	-38.5%

RATIOS:			Point Change			Point Change
Loss ratio	66.6%	60.6%	6.0	62.2%	58.4%	3.8
Commission and brokerage ratio	22.9%	22.6%	0.3	22.8%	22.4%	0.4
Other underwriting expense ratio	5.6%	4.8%	0.8	5.7%	4.7%	1.0
Combined ratio	95.1%	88.0%	7.1	90.7%	85.5%	5.2

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2016	2015	(Decrease)
Balance sheet data:
Total investments and cash				$17,459.1	$16,676.4	4.7%
Total assets				21,282.2	20,545.4	3.6%
Loss and loss adjustment expense reserves				10,263.3	9,951.8	3.1%
Total debt				633.1	633.0	0.0%
Total liabilities				13,296.7	12,936.8	2.8%
Shareholders' equity				7,985.5	7,608.6	5.0%
Book value per share				190.66	178.21	7.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 8.1% to $1,363.4 million for the three months ended June 30, 2016, compared to $1,261.7 million for the three months ended June 30, 2015, reflecting a $111.6 million, or 32.5%, increase in our insurance business, partially offset by a $9.9 million, or 1.1%, decrease in our reinsurance business.   The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a negative impact of $21.2 million from the year over year movement in foreign exchange rates.  Gross written premiums increased by 1.4% to $2,716.5 million for the six months ended June 30, 2016, compared to $2,679.7 million for the six months ended June 30, 2015, reflecting a $147.5 million, or 21.6%, increase in our insurance business, partially offset by a $110.7 million, or 5.5%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty property business, a decline in international premiums related to quota share agreements and a negative impact of $41.0 million from the year over year movement in foreign exchange rates.

Net written premiums increased by 1.7% to $1,155.0 million for the three months ended June 30, 2016, compared to $1,135.7 million for the three months ended June 30, 2015, and decreased by 1.0% to $2,336.4 million for the six months ended June 30, 2016, compared to $2,360.0 million for the six months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to higher utilization of reinsurance mainly related to the new insurance business and to quota share agreements.  Premiums earned increased by 0.3% to $1,288.9 million for the three months ended June 30, 2016, compared to $1,285.3 million for the three months ended June 30, 2015, and decreased by 2.0% to $2,507.7 million for the six months ended June 30, 2016, compared to $2,557.7 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 6.2% to $132.7 million for the three months ended June 30, 2016, compared with investment income of $125.0 million for the three months ended June 30, 2015.  Net investment income decreased by 5.0% to $235.3 million for the six months ended June 30, 2016, compared with investment income of $247.6 million for the six months ended June 30, 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 3.2% for the three months ended June 30, 2016, compared to 3.1% for the three months ended June 30, 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.8% for the six months ended June 30, 2016, compared to 3.0% for the six months ended June 30, 2015.  The increase in income and yields for the three months ended June 30, 2016 compared to the prior period was primarily due to higher income from our limited partnerships, partially offset by lower reinvestment rates for the fixed income portfolios.  The decline in income and yield for the six months ended June 30, 2016 compared to the prior period was primarily the result of lower reinvestment rates for the fixed income portfolios.

Net Realized Capital Gains (Losses).  Net realized capital gains were $32.7 million and net realized capital losses were $24.2 million for the three months ended June 30, 2016 and 2015, respectively.  The net realized capital gains of $32.7 million were comprised of $40.3 million of net gains from fair value re-measurements, partially offset by $6.3 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.5 million of other-than-temporary impairments.  The net realized capital losses of $24.2 million for the three months ended June 30, 2015 were the result of $16.3 million of other-than-temporary impairments, $5.2 million of net losses from fair value re-measurements and $2.7 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net realized capital losses were $41.6 million and $34.7 million for the six months ended June 30, 2016 and 2015, respectively.  The net realized capital losses of $41.6 million were comprised of $31.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $30.3 million of other-than-temporary impairments, partially offset by $20.1 million of net gains from fair value re-measurements.  The net realized capital losses of $34.7 million for the six months ended June 30, 2015 were the result of $42.3 million of other-than-temporary impairments and $10.8 million of net realized capital losses from sales on our fixed maturity and equity securities, which were partially offset by $18.4 million of net gains from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $2.0 million and net derivative losses of $1.0 million for the three and six months ended June 30, 2016, respectively, and net derivative gains of $6.4 million and $6.2 million for the three and six months ended June 30, 2015, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $28.4 million and $30.4 million for the three and six months ended June 30, 2016, respectively.  We recorded other expense of $2.1 million and other income of $49.2 million for the three and six months ended June 30, 2015, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.  The foreign exchange losses for 2016 were primarily a result of the decline in the Great British Pound (Sterling) in relation to other major currencies resulting from the United Kingdom vote to leave the European Union.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$735.8	57.1%		$(1.7)	-0.1%		$734.1	57.0%
Catastrophes	149.1	11.6%		(25.3)	-2.0%		123.8	9.6%
Total Segment	$884.9	68.7%		$(27.0)	-2.1%		$857.8	66.6%

2015
Attritional	$751.5	58.5%		$(0.1)	0.0%		$751.4	58.5%
Catastrophes	36.9	2.9%		(10.2)	-0.8%		26.7	2.1%
Total Segment	$788.4	61.4%		$(10.3)	-0.8%		$778.2	60.6%

Variance 2016/2015
Attritional	$(15.7)	(1.4)	pts	$(1.6)	(0.1)	pts	$(17.3)	(1.5)	pts
Catastrophes	112.2	8.7	pts	(15.1)	(1.2)	pts	97.1	7.5	pts
Total Segment	$96.5	7.3	pts	$(16.7)	(1.3)	pts	$79.7	6.0	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$1,428.1	56.9%		$(3.1)	-0.1%		$1,425.0	56.8%
Catastrophes	159.5	6.4%		(25.9)	-1.0%		133.6	5.4%
Total Segment	$1,587.6	63.3%		$(29.0)	-1.1%		$1,558.6	62.2%

2015
Attritional	$1,467.3	57.4%		$(0.8)	0.0%		$1,466.5	57.4%
Catastrophes	36.9	1.4%		(10.0)	-0.4%		26.9	1.0%
Total Segment	$1,504.2	58.8%		$(10.8)	-0.4%		$1,493.3	58.4%

Variance 2016/2015
Attritional	$(39.2)	(0.5)	pts	$(2.3)	(0.1)	pts	$(41.5)	(0.6)	pts
Catastrophes	122.6	5.0	pts	(15.9)	(0.6)	pts	106.7	4.4	pts
Total Segment	$83.4	4.5	pts	$(18.2)	(0.7)	pts	$65.3	3.8	pts

Incurred losses and LAE increased by 10.2% to $857.8 million for the three months ended June 30, 2016, compared to $778.2 million for the three months ended June 30, 2015, primarily due to an increase of $112.2 million in current year catastrophe losses, partially offset by a decrease in current year attritional losses of $15.7 million. The current year catastrophe losses of $149.1 million for the three months ended June 30, 2016 related to the 2016 Fort McMurray Canada Wildfire (89.8 million), the 2016 U.S. Storms ($36.5 million) and the 2016 Ecuador Earthquake ($22.9 million).  The current year catastrophe losses of $36.9 million for the three months ended June 30, 2015 related to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).

Incurred losses and LAE increased by 4.4% to $1,558.6 million for the six months ended June 30, 2016, compared to $1,493.3 million for the six months ended June 30, 2015, primarily due to an increase of $122.6 million in current year catastrophe losses, partially offset by a decrease in current year attritional losses of $39.2 million. The current year catastrophe losses of $159.5 million for the six months ended June 30, 2016 related to the 2016 Fort McMurray Canada Wildfire (89.8 million), the 2016 U.S. Storms ($36.5 million), the 2016 Ecuador Earthquake ($22.9 million) and the 2016 Taiwan Earthquake ($10.4 million).  The current year catastrophe losses of $36.9 million for the six months ended June 30, 2015 related to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 1.7% to $295.5 million for the three months ended June 30, 2016 compared to $290.5 million for the three months ended June 30, 2015.  Commission, brokerage, taxes and fees decreased by 0.5% to $570.5 million for the six months ended June 30, 2016 compared to $573.6 million for the six months ended June 30, 2015.  These changes were primarily due to the impact in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $72.1 million and $61.9 million for the three months ended June 30, 2016 and 2015, respectively.  Other underwriting expenses were $144.2 million and $120.6 million for the six months ended June 30, 2016 and 2015, respectively.  The increases in other underwriting expenses were mainly due to costs incurred related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.1 million and $5.9 million for the three months ended June 30, 2016 and 2015, respectively, and $15.0 million and $11.4 million for the six months ended June 30, 2016 and 2015, respectively.  The increases in corporate expenses were mainly due to increased compensation and benefit expenses and costs related to the start up of the Lloyd's syndicate.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.1 million and $9.0 million for the three months ended June 30, 2016 and 2015, respectively.  Interest, fees and other bond amortization expense was $18.3 million and $18.0 million for the six months ended June 30, 2016 and 2015, respectively.

Income Tax Expense (Benefit).  We had income tax expenses of $30.6 million and $35.8 million for the three months ended June 30, 2016 and 2015, respectively, and income tax expenses of $36.0 million and $77.0 million for the six months ended June 30, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The decreases in income tax expenses for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were mainly due to the increase in current year catastrophe losses.

Net Income (Loss).
Our net income was $155.7 million and $209.1 million for the three months ended June 30, 2016 and 2015, respectively.  Our net income was $327.4 million and $532.0 million for the six months ended June 30, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 7.1 points to 95.1% for the three months ended June 30, 2016, compared to 88.0% for the three months ended June 30, 2015, and increased by 5.2 points to 90.7% for the six months ended June 30, 2016, compared to 85.5% for the six months ended June 30, 2015.  The loss ratio components increased 6.0 points and 3.8 points for the three and six months ended June 30, 2016, respectively, over the same periods last year, mainly due to an increase of $112.2 million and $122.6 million in current year catastrophe losses.  The commission and brokerage ratio components were comparable at 22.9% and 22.6% for the three months ended June 30, 2016 and 2015, respectively, and 22.8% and 22.4% for the six months ended June 30, 2016 and 2015, respectively.  The other underwriting expense ratio components increased by 0.8 points and 1.0 points for the three and six months ended June 30, 2016 over the same periods last year due primarily to the increased focus on the expansion of the insurance business.

Shareholders' Equity.
Shareholders' equity increased by $376.9 million to $7,985.5 million at June 30, 2016 from $7,608.6 million at December 31, 2015, principally as a result of $327.4 million of net income, $298.3 million of unrealized appreciation on investments, net of tax, $16.9 million of share-based compensation transactions, $14.8 million of net foreign currency translation adjustments and $2.7 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.0 million common shares for $186.4 million and $96.8 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 6.2% to $132.7 million for the three months ended June 30, 2016 compared to $125.0 million for the three months ended June 30, 2015, primarily due to an increase in limited partnership income. Net investment income decreased by 5.0% to $235.3 million for the six months ended June 30, 2016 compared to $247.6 million for the six months ended June 30, 2015, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016	2015
Fixed maturities	$102.8	$109.5	$205.3	$218.8
Equity securities	10.9	13.0	22.1	24.7
Short-term investments and cash	0.3	0.4	0.7	0.6
Other invested assets
Limited partnerships	23.0	6.7	16.9	13.6
Other	1.2	1.0	0.3	1.6
Gross investment income before adjustments	138.3	130.5	245.3	259.4
Funds held interest income (expense)	1.8	2.7	4.3	5.6
Future policy benefit reserve income (expense)	(0.4)	(0.7)	(0.7)	(1.1)
Gross investment income	139.6	132.5	248.9	263.9
Investment expenses	(6.9)	(7.6)	(13.6)	(16.3)
Net investment income	$132.7	$125.0	$235.3	$247.6

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets	2.9%	3.0%
Imbedded after-tax yield of cash and invested assets	2.5%	2.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Annualized pre-tax yield on average cash and invested assets	3.2%	3.1%	2.8%	3.0%
Annualized after-tax yield on average cash and invested assets	2.6%	2.5%	2.3%	2.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$9.0	$16.9	$(7.9)	$17.6	$25.7	$(8.1)
Losses	(5.7)	(19.5)	13.8	(31.2)	(36.3)	5.1
Total	3.3	(2.6)	5.9	(13.6)	(10.6)	(3.0)

Fixed maturity securities, fair value:
Gains	-	-	-	-	-	-
Losses	(1.9)	-	(1.9)	(1.9)	-	(1.9)
Total	(1.9)	-	(1.9)	(1.9)	-	(1.9)

Equity securities, market value:
Gains	-	-	-	0.1	-	0.1
Losses	-	(0.9)	0.9	-	(0.9)	0.9
Total	-	(0.9)	0.9	0.1	(0.9)	1.0

Equity securities, fair value:
Gains	4.9	8.4	(3.5)	6.7	13.6	(6.9)
Losses	(12.6)	(7.7)	(4.9)	(22.8)	(13.0)	(9.8)
Total	(7.7)	0.8	(8.5)	(16.1)	0.6	(16.7)

Total net realized capital gains (losses) from sales:
Gains	13.9	25.3	(11.4)	24.4	39.3	(14.9)
Losses	(20.2)	(28.0)	7.8	(55.9)	(50.2)	(5.7)
Total	(6.3)	(2.7)	(3.6)	(31.5)	(10.8)	(20.7)

Other-than-temporary impairments:	(1.5)	(16.3)	14.8	(30.3)	(42.3)	12.0

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.5	-	1.5	1.3	0.1	1.2
Equity securities, fair value	38.8	(5.3)	44.1	18.8	18.3	0.5
Total	40.3	(5.2)	45.5	20.1	18.4	1.7

Total net realized capital gains (losses)	$32.7	$(24.2)	$56.9	$(41.6)	$(34.7)	$(6.9)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $32.7 million and net realized capital losses were $24.2 million for the three months ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016, we recorded $40.3 million of net gains from fair value re-measurements, partially offset by $6.3 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.5 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended June 30, 2015, we recorded $16.3 million of other-than-temporary impairments, $5.2 million of net realized capital losses due to fair value re-measurements and $2.7 million of net realized capital losses from sales of fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended June 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $41.6 million and $34.7 million for the six months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016, we recorded $31.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $30.3 million of other-than-temporary impairments, partially offset by $20.1 million of net gains from fair value re-measurements.  The fixed maturity and equity sales for the six months ended June 30, 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the six months ended June 30, 2015, we recorded $42.3 million of other-than-temporary impairments and $10.8 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $18.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  The fixed maturity and equity sales for the six months ended June 30, 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$405.5	$451.1	$(45.5)	-10.1%	$942.2	$1,013.7	$(71.5)	-7.1%
Net written premiums	341.6	388.0	(46.4)	-12.0%	812.3	872.4	(60.1)	-6.9%

Premiums earned	$473.3	$480.8	$(7.6)	-1.6%	$959.8	$991.9	$(32.1)	-3.2%
Incurred losses and LAE	219.6	228.7	(9.1)	-4.0%	456.0	473.6	(17.6)	-3.7%
Commission and brokerage	120.6	120.2	0.5	0.4%	237.9	243.0	(5.0)	-2.1%
Other underwriting expenses	12.1	11.8	0.3	2.8%	25.6	23.3	2.3	9.7%
Underwriting gain (loss)	$120.9	$120.1	$0.8	0.7%	$240.2	$252.0	$(11.8)	-4.7%

				Point Chg				Point Chg
Loss ratio	46.4%	47.6%		(1.2)	47.5%	47.7%		(0.2)
Commission and brokerage ratio	25.5%	25.0%		0.5	24.8%	24.5%		0.3
Other underwriting expense ratio	2.5%	2.4%		0.1	2.7%	2.4%		0.3
Combined ratio	74.4%	75.0%		(0.6)	75.0%	74.6%		0.4

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 10.1% to $405.5 million for the three months ended June 30, 2016 from $451.1 million for the three months ended June 30, 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums decreased by 12.0% to $341.6 million for the three months ended June 30, 2016 compared to $388.0 million for the three months ended June 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned decreased 1.6% to $473.3 million for the three months ended June 30, 2016, compared to $480.8 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 7.1% to $942.2 million for the six months ended June 30, 2016 from $1,013.7 million for the six months ended June 30, 2015, primarily due to a decrease in treaty property business.  Net written premiums decreased by 6.9% to $812.3 million for the six months ended June 30, 2016 compared to $872.4 million for the six months ended June 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned decreased 3.2% to $959.8 million for the six months ended June 30, 2016, compared to $991.9 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$232.3	49.1%		$-	0.0%		$232.3	49.1%
Catastrophes	2.9	0.6%		(15.6)	-3.3%		(12.7)	-2.7%
Total Segment	$235.2	49.7%		$(15.6)	-3.3%		$219.6	46.4%

2015
Attritional	$259.2	53.9%		$(24.2)	-5.0%		$235.0	48.9%
Catastrophes	-	0.0%		(6.3)	-1.3%		(6.3)	-1.3%
Total Segment	$259.2	53.9%		$(30.5)	-6.3%		$228.7	47.6%

Variance 2016/2015
Attritional	$(26.9)	(4.8)	pts	$24.2	5.0	pts	$(2.7)	0.2	pts
Catastrophes	2.9	0.6	pts	(9.3)	(2.0)	pts	(6.4)	(1.4)	pts
Total Segment	$(24.0)	(4.2)	pts	$14.9	3.0	pts	$(9.1)	(1.2)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$473.1	49.3%		$(4.5)	-0.5%		$468.6	48.8%
Catastrophes	2.9	0.3%		(15.5)	-1.6%		(12.6)	-1.3%
Total Segment	$476.0	49.6%		$(20.0)	-2.1%		$456.0	47.5%

2015
Attritional	$506.9	51.1%		$(24.8)	-2.5%		$482.1	48.6%
Catastrophes	-	0.0%		(8.4)	-0.9%		(8.4)	-0.9%
Total Segment	$506.9	51.1%		$(33.2)	-3.4%		$473.6	47.7%

Variance 2016/2015
Attritional	$(33.8)	(1.8)	pts	$20.3	2.0	pts	$(13.5)	0.2	pts
Catastrophes	2.9	0.3	pts	(7.1)	(0.7)	pts	(4.2)	(0.4)	pts
Total Segment	$(30.9)	(1.5)	pts	$13.3	1.3	pts	$(17.6)	(0.2)	pts

Incurred losses decreased by 4.0% to $219.6 million for the three months ended June 30, 2016 compared to $228.7 million for the three months ended June 30, 2015, primarily due to a $26.9 million decrease in current year attritional losses resulting primarily from the impact of the decline in premiums earned and favorable year over year development of $9.3 million on prior years' catastrophe losses mainly related to the 2011 Japan earthquake.  These declines were partially offset by a reduction in favorable development on prior years' attritional losses related to treaty casualty and marine business in 2015 and $2.9 million in current year catastrophe losses.  The $2.9 million of current year catastrophe losses for the three months ended June 30, 2016 were mainly due to the 2016 U.S. Storms.  There were no current year catastrophe losses for the three months ended June 30, 2015.

Incurred losses decreased by 3.7% to $456.0 million for the six months ended June 30, 2016 compared to $473.6 million for the six months ended June 30, 2015, primarily due to a $33.8 million decrease in current year attritional losses resulting primarily from the impact of the decline in premiums earned and favorable development of $7.1 million on prior years' catastrophe losses mainly related to the 2011 Japan earthquake.  These declines were partially offset by a reduction in favorable development on prior years' attritional losses related to treaty casualty and marine business in 2015 and $2.9 million in current year catastrophe losses.  The $2.9 million of current year catastrophe losses for the six months ended June 30,

2016 were mainly due to the 2016 U.S. Storms.  There were no current year catastrophe losses for the six months ended June 30, 2015.

Segment Expenses.  Commission and brokerage expenses increased slightly to $120.6 million for the three months ended June 30, 2016 compared to $120.2 million for the three months ended June 30, 2015.  Commission and brokerage expenses decreased by 2.1% to $237.9 million for the six months ended June 30, 2016 compared to $243.0 million for the six months ended June 30, 2015.  The decrease for the six month period was primarily due to the impact of the decline in premiums earned.

Segment other underwriting expenses increased slightly to $12.1 million for the three months ended June 30, 2016 from $11.8 million for the three months ended June 30, 2015.  Segment other underwriting expenses increased to $25.6 million for the six months ended June 30, 2016 from $23.3 million for the six months ended June 30, 2015.  The increases were primarily due to the impact of changes in the mix of business and higher compensation costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$340.6	$299.8	$40.8	13.6%	$576.2	$626.8	$(50.6)	-8.1%
Net written premiums	281.2	316.7	(35.5)	-11.2%	483.7	578.4	(94.7)	-16.4%

Premiums earned	$290.6	$338.3	$(47.7)	-14.1%	$541.1	$643.8	$(102.8)	-16.0%
Incurred losses and LAE	261.9	222.1	39.8	17.9%	409.4	401.7	7.7	1.9%
Commission and brokerage	66.7	84.8	(18.1)	-21.4%	131.0	155.4	(24.5)	-15.7%
Other underwriting expenses	8.0	8.0	(0.1)	-0.1%	15.8	16.2	(0.4)	-2.3%
Underwriting gain (loss)	$(45.9)	$23.3	$(69.3)	NM	$(15.1)	$70.5	$(85.6)	-121.4%

				Point Chg				Point Chg
Loss ratio	90.1%	65.7%		24.4	75.7%	62.4%		13.3
Commission and brokerage ratio	22.9%	25.1%		(2.2)	24.2%	24.1%		0.1
Other underwriting expense ratio	2.8%	2.3%		0.5	2.9%	2.5%		0.4
Combined ratio	115.8%	93.1%		22.7	102.8%	89.0%		13.8

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 13.6% to $340.6 million for the three months ended June 30, 2016 compared to $299.8 million for the three months ended June 30, 2015, primarily due to a negative impact on premiums during the second quarter of 2015 related to quota share agreements, partially offset by declines in Latin American and Asian business and the negative impact of $17.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 11.2% to $281.2 million for the three months ended June 30, 2016 compared to $316.7 million for the three months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 14.1% to $290.6 million for the three months ended June 30, 2016 compared to $338.3 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 8.1% to $576.2 million for the six months ended June 30, 2016 compared to $626.8 million for the six months ended June 30, 2015, primarily due to declines in Latin American and Asian business and the negative impact of $31.9 million from the movement of foreign exchange rates, partially offset by the negative impact on premiums during 2015 related to quota share agreements.  Net written premiums decreased by 16.4% to $483.7 million for the six months ended June

30, 2016 compared to $578.4 million for the six months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 16.0% to $541.1 million for the six months ended June 30, 2016 compared to $643.8 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$159.5	54.9%		$(3.8)	-1.3%		$155.8	53.6%
Catastrophes	107.8	37.1%		(1.7)	-0.6%		106.1	36.5%
Total Segment	$267.3	92.0%		$(5.5)	-1.9%		$261.9	90.1%

2015
Attritional	$191.9	56.8%		$(3.0)	-0.9%		$188.9	55.9%
Catastrophes	36.9	10.9%		(3.7)	-1.1%		33.2	9.8%
Total Segment	$228.8	67.7%		$(6.7)	-2.0%		$222.1	65.7%

Variance 2016/2015
Attritional	$(32.4)	(1.9)	pts	$(0.8)	(0.4)	pts	$(33.1)	(2.3)	pts
Catastrophes	70.9	26.2	pts	2.0	0.5	pts	72.9	26.7	pts
Total Segment	$38.5	24.3	pts	$1.2	0.1	pts	$39.8	24.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$304.7	56.3%		$(11.2)	-2.1%		$293.5	54.2%
Catastrophes	118.2	21.9%		(2.3)	-0.4%		115.9	21.5%
Total Segment	$422.9	78.2%		$(13.5)	-2.5%		$409.4	75.7%

2015
Attritional	$369.7	57.5%		$(3.1)	-0.5%		$366.6	57.0%
Catastrophes	36.9	5.7%		(1.8)	-0.3%		35.1	5.4%
Total Segment	$406.6	63.2%		$(4.9)	-0.8%		$401.7	62.4%

Variance 2016/2015
Attritional	$(65.0)	(1.2)	pts	$(8.1)	(1.6)	pts	$(73.1)	(2.8)	pts
Catastrophes	81.3	16.2	pts	(0.5)	(0.1)	pts	80.8	16.1	pts
Total Segment	$16.3	15.0	pts	$(8.6)	(1.7)	pts	$7.7	13.3	pts

Incurred losses and LAE increased by 17.9% to $261.9 million for the three months ended June 30, 2016 compared to $222.1 million for the three months ended June 30, 2015, primarily due to an increase of $70.9 million in current year catastrophe losses, partially offset by a decrease in current year attritional losses of $32.4 million, mainly due to the impact of the decrease in premiums earned.  The $107.8 million of current year catastrophe losses for the three months ended June 30, 2016 were mainly due to the 2016 Fort McMurray Canada Wildfire ($84.4 million) and the Ecuador Earthquake ($23.2 million).  The $36.9 million of current year catastrophe losses for the three months ended June 30, 2015 were due to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).

Incurred losses and LAE increased by 1.9% to $409.4 million for the six months ended June 30, 2016 compared to $401.7 million for the six months ended June 30, 2015, primarily due to an increase of $81.3 million in current year catastrophe losses, partially offset by decrease in current year attritional losses of $65.0 million, mainly due to the impact of the decrease in premiums earned.  The $118.2 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the 2016 Fort McMurray Canada Wildfire ($84.4 million), the Ecuador Earthquake ($23.2 million) and the 2016 Taiwan Earthquake ($10.7 million). The $36.9 million of current year catastrophe losses for the six months ended June 30, 2015 were due to the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.9 million).

Segment Expenses.  Commission and brokerage decreased by 21.4% to $66.7 million for the three months ended June 30, 2016 compared to $84.8 million for the three months ended June 30, 2015.  Commission and brokerage decreased by 15.7% to $131.0 million for the six months ended June 30, 2016 compared to $155.4 million for the six months ended June 30, 2015.  The decreases were mainly due to the impact of the decrease in premiums earned and changes in the mix of business.

Segment other underwriting expenses remained the same at $8.0 million for the three months ended June 30, 2016 and three months ended June 30, 2015.  Segment other underwriting expenses decreased slightly to $15.8 million for the six months ended June 30, 2016 compared to $16.2 million for the six months ended June 30, 2015.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$161.9	$167.1	$(5.2)	-3.1%	$366.7	$355.3	$11.4	3.2%
Net written premiums	148.4	131.2	17.2	13.1%	332.8	305.8	27.0	8.8%

Premiums earned	$200.3	$198.3	$2.0	1.0%	$394.7	$394.0	$0.7	0.2%
Incurred losses and LAE	109.8	108.2	1.6	1.5%	221.4	218.2	3.2	1.4%
Commission and brokerage	59.9	47.2	12.7	26.8%	109.8	98.4	11.4	11.6%
Other underwriting expenses	8.3	8.8	(0.5)	-5.3%	17.5	17.6	(0.1)	-0.5%
Underwriting gain (loss)	$22.2	$34.0	$(11.8)	-35.0%	$46.0	$59.8	$(13.8)	-23.0%

				Point Chg				Point Chg
Loss ratio	54.8%	54.6%		0.2	56.1%	55.4%		0.7
Commission and brokerage ratio	29.9%	23.8%		6.1	27.8%	25.0%		2.8
Other underwriting expense ratio	4.2%	4.4%		(0.2)	4.4%	4.4%		-
Combined ratio	88.9%	82.8%		6.1	88.3%	84.8%		3.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 3.1% to $161.9 million for the three months ended June 30, 2016 compared to $167.1 million for the three months ended June 30, 2015, primarily due to lower casualty writings through the U.K. branch and the negative impact of $4.0 million from the movement of foreign exchange rates.  Net written premiums increased by 13.1% to $148.4 million for the three months ended June 30, 2016 compared to $131.2 million for the three months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned increased 1.0% to $200.3 million for the three months ended June 30, 2016 compared to $198.3 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.2% to $366.7 million for the six months ended June 30, 2016 compared to $355.3 million for the six months ended June 30, 2015, primarily due to increased casualty writings through the Bermuda office, partially offset by lower casualty writings through the U.K. branch and the negative impact of $8.6 million from the movement of foreign exchange rates.  Net written premiums increased by 8.8% to $332.8 million for the six months ended June 30, 2016 compared to $305.8 million for the six months ended June 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned increased 0.2% to $394.7 million for the six months ended June 30, 2016 compared to $394.0 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$117.8	58.8%		$-	0.0%		$117.8	58.8%
Catastrophes	-	0.0%		(8.0)	-4.0%		(8.0)	-4.0%
Total Segment	$117.8	58.8%		$(8.0)	-4.0%		$109.8	54.8%

2015
Attritional	$113.6	57.3%		$(5.2)	-2.6%		$108.4	54.7%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total Segment	$113.6	57.3%		$(5.4)	-2.7%		$108.2	54.6%

Variance 2016/2015
Attritional	$4.2	1.5	pts	$5.2	2.6	pts	$9.4	4.1	pts
Catastrophes	-	-	pts	(7.8)	(3.9)	pts	(7.8)	(3.9)	pts
Total Segment	$4.2	1.5	pts	$(2.6)	(1.3)	pts	$1.6	0.2	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$225.7	57.2%		$3.6	0.9%		$229.4	58.1%
Catastrophes	-	0.0%		(8.0)	-2.0%		(8.0)	-2.0%
Total Segment	$225.7	57.2%		$(4.4)	-1.1%		$221.4	56.1%

2015
Attritional	$223.1	56.6%		$(5.2)	-1.3%		$217.8	55.3%
Catastrophes	-	0.0%		0.4	0.1%		0.4	0.1%
Total Segment	$223.1	56.6%		$(4.8)	-1.2%		$218.2	55.4%

Variance 2016/2015
Attritional	$2.6	0.6	pts	$8.8	2.2	pts	$11.5	2.8	pts
Catastrophes	-	-	pts	(8.4)	(2.1)	pts	(8.4)	(2.1)	pts
Total Segment	$2.6	0.6	pts	$0.4	0.1	pts	$3.2	0.7	pts

Incurred losses and LAE increased by 1.5% to $109.8 million for the three months ended June 30, 2016 compared to $108.2 million for the three months ended June 30, 2015, primarily due to an increase of $4.2 million in current year attritional losses related to changes in the mix of business and $5.2 million of favorable development on prior years' attritional losses in 2015 related to casualty business which did not recur in 2016.  These increases were partially offset by a decrease of $7.8 million in prior year catastrophe losses, mainly related to the 2011 Japan earthquake and the 2011 Thailand floods.  There were no current year catastrophe losses for the three months ended June 30, 2016 and 2015.

Incurred losses and LAE increased by 1.4% to $221.4 million for the six months ended June 30, 2016 compared to $218.2 million for the six months ended June 30, 2015, primarily due to an increase of $8.8 million in prior years' attritional losses related to casualty business, partially offset by a decrease of $8.4 million in prior year catastrophe losses, mainly related to the 2011 Japan earthquake and the 2011 Thailand floods.  There were no current year catastrophe losses for the six months ended June 30, 2016 and 2015.

Segment Expenses.  Commission and brokerage increased by 26.8% to $59.9 million for the three months ended June 30, 2016 compared to $47.2 million for the three months ended June 30, 2015. Commission and brokerage increased by 11.6% to $109.8 million for the six months ended June 30, 2016 compared to $98.4 million for the six months ended June 30, 2015. These increases were mainly due to changes in the mix of business towards pro-rata business rather than excess of loss business.

Segment other underwriting expenses decreased slightly to $8.3 million for the three months ended June 30, 2016 compared to $8.8 million for the three months ended June 30, 2015.  Segment other underwriting expenses decreased slightly to $17.5 million for the six months ended June 30, 2016 compared to $17.6 million for the six months ended June 30, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$455.3	$343.6	$111.6	32.5%	$831.4	$683.9	$147.5	21.6%
Net written premiums	383.7	299.8	83.8	28.0%	707.6	603.4	104.2	17.3%

Premiums earned	$324.7	$267.8	$56.9	21.2%	$612.2	$528.0	$84.2	15.9%
Incurred losses and LAE	266.5	219.1	47.4	21.6%	471.8	399.7	72.1	18.0%
Commission and brokerage	48.3	38.3	10.0	26.2%	91.8	76.9	14.9	19.5%
Other underwriting expenses	43.7	33.3	10.4	31.3%	85.3	63.6	21.7	34.2%
Underwriting gain (loss)	$(33.8)	$(22.8)	$(11.0)	48.0%	$(36.7)	$(12.2)	$(24.6)	201.8%

				Point Chg				Point Chg
Loss ratio	82.1%	81.8%		0.3	77.1%	75.7%		1.4
Commission and brokerage ratio	14.9%	14.3%		0.6	15.0%	14.6%		0.4
Other underwriting expense ratio	13.4%	12.4%		1.0	13.9%	12.0%		1.9
Combined ratio	110.4%	108.5%		1.9	106.0%	102.3%		3.7

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 32.5% to $455.3 million for the three months ended June 30, 2016 compared to $343.6 million for the three months ended June 30, 2015.  This increase was primarily driven by increases in the crop, non-standard auto and accident and health lines of business, premium from the start-up of the Lloyd's syndicate and additional expansion of other insurance lines of business.  Net written premiums increased by 28.0% to $383.7 million for the three months ended June 30, 2016 compared to $299.8 million for the three months ended June 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned increased 21.2% to $324.7 million for the three months ended June 30, 2016 compared to $267.8 million for the three months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.6% to $831.4 million for the six months ended June 30, 2016 compared to $683.9 million for the six months ended June 30, 2015.  This increase was primarily driven by increases in the crop, non-standard auto and accident and health lines of business, premium from the start-up of the Lloyd's syndicate and additional expansion of other insurance lines of business.  Net written premiums increased by 17.3% to $707.6 million for the six months ended June 30, 2016 compared to $603.4 million for the six months ended June 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned increased 15.9% to $612.2 million for the six months ended June 30, 2016 compared to $528.0 million for the six months ended June 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$226.1	69.6%		$2.1	0.7%		$228.1	70.3%
Catastrophes	38.4	11.8%		-	0.0%		38.4	11.8%
Total Segment	$264.5	81.4%		$2.1	0.7%		$266.5	82.1%

2015
Attritional	$186.8	69.7%		$32.3	12.1%		$219.1	81.8%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total Segment	$186.8	69.7%		$32.3	12.1%		$219.1	81.8%

Variance 2016/2015
Attritional	$39.3	(0.1)	pts	$(30.2)	(11.4)	pts	$9.0	(11.5)	pts
Catastrophes	38.4	11.8	pts	-	-	pts	38.4	11.8	pts
Total Segment	$77.7	11.7	pts	$(30.2)	(11.4)	pts	$47.4	0.3	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$424.6	69.4%		$9.0	1.4%		$433.6	70.8%
Catastrophes	38.4	6.3%		(0.2)	0.0%		38.2	6.3%
Total Segment	$463.0	75.7%		$8.8	1.4%		$471.8	77.1%

2015
Attritional	$367.6	69.6%		$32.3	6.1%		$399.9	75.7%
Catastrophes	-	0.0%		(0.2)	0.0%		(0.2)	0.0%
Total Segment	$367.6	69.6%		$32.1	6.1%		$399.7	75.7%

Variance 2016/2015
Attritional	$57.0	(0.2)	pts	$(23.3)	(4.7)	pts	$33.7	(4.9)	pts
Catastrophes	38.4	6.3	pts	-	-	pts	38.4	6.3	pts
Total Segment	$95.4	6.1	pts	$(23.3)	(4.7)	pts	$72.1	1.4	pts

Incurred losses and LAE increased by 21.6% to $266.5 million for the three months ended June 30, 2016 compared to $219.1 million for the three months ended June 30, 2015, mainly due to an increase of $39.3 million in current year attritional losses primarily related to the impact of the increase in premiums earned and an increase of $38.4 million in current year catastrophe losses, partially offset by the impact from unfavorable development of $32.3 million in prior years' attritional losses during 2015 related to runoff umbrella and construction liability business.  The $38.4 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the 2016 U.S. Storms ($30.0 million) and the 2016 Fort

McMurray Canada Wildfire ($8.4 million). There were no current year catastrophe losses for the three months ended June 30, 2015.

Incurred losses and LAE increased by 18.0% to $471.8 million for the six months ended June 30, 2016 compared to $399.7 million for the six months ended June 30, 2015 mainly due to an increase of $57.0 million in current year attritional losses primarily related to the impact of the increase in premiums earned and an increase of $38.4 million in current year catastrophe losses, partially offset by the impact from unfavorable development of $32.3 million in prior years' attritional losses during 2015 related to runoff umbrella and construction liability business.  The $38.4 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the 2016 U.S. Storms ($30.0 million) and the 2016 Fort McMurray Canada Wildfire ($8.4 million). There were no current year catastrophe losses for the six months ended June 30, 2015.

Segment Expenses.  Commission and brokerage increased by 26.2% to $48.3 million for the three months ended June 30, 2016 compared to $38.3 million for the three months ended June 30, 2015.  Commission and brokerage increased by 19.5% to $91.8 million for the six months ended June 30, 2016 compared to $76.9 million for the six months ended June 30, 2015.  The increases were primarily driven by the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $43.7 million for the three months ended June 30, 2016 compared to $33.3 million for the three months ended June 30, 2015.  Segment other underwriting expenses increased to $85.3 million for the six months ended June 30, 2016 compared to $63.6 million for the six months ended June 30, 2015.  The increases were primarily due to the impact of the increase in premiums earned and increased expenses due to the build out of our insurance platform.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,459.1 million at June 30, 2016, an increase of $782.7 million compared to $16,676.4 million at December 31, 2015.  This increase was primarily the result of $674.5 million of cash flows from operations, $354.0 million of pre-tax unrealized appreciation, $65.6 million due to fluctuations in foreign currencies, $59.6 million of unsettled securities and $16.5 million in equity adjustments of our limited partnership investments, partially offset by $186.4 million paid for share repurchases, $96.8 million paid out in dividends to shareholders, $30.3 million of other-than-temporary impairments, $24.1 million of amortization bond premium and $5.6 million in fair value re-measurements.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2016, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 51% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2016		At December 31, 2015
Fixed maturities, market value	$14,059.0	80.5%	$13,357.3	80.1%
Fixed maturities, fair value	-	0.0%	2.1	0.0%
Equity securities, market value	118.7	0.7%	108.9	0.7%
Equity securities, fair value	1,104.4	6.3%	1,337.7	8.0%
Short-term investments	531.5	3.0%	799.7	4.8%
Other invested assets	1,216.2	7.0%	787.0	4.7%
Cash	429.3	2.5%	283.7	1.7%
Total investments and cash	$17,459.1	100.0%	$16,676.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2016	December 31, 2015
Fixed income portfolio duration (years)	3.1	3.2
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	2.9%	3.0%
Imbedded end of period yield, after-tax	2.5%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015
Fixed income portfolio total return	3.6%	1.1%
Barclay's Capital - U.S. aggregate index	5.3%	0.6%

Common equity portfolio total return	2.9%	-0.9%
S&P 500 index	3.8%	1.4%

Other invested asset portfolio total return	2.1%	4.1%

The pre-tax equivalent total return for the bond portfolio was approximately 3.8% and 1.4%, respectively, at June 30, 2016 and December 31, 2015.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $950.3 million at June 30, 2016 and $894.0 million at December 31, 2015.  At June 30, 2016, $184.0 million, or 19.4%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $104.2 million, or 11.0%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $95.2 million, or 10.0%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); and $52.6 million, or 5.5%, was receivable from Axis Reinsurance Company ("Axis"). The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,263.3 million at June 30, 2016 and $9,951.8 million at December 31, 2015.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,253.5	$2,013.3	$3,266.7	31.8%
International	854.3	1,152.2	2,006.5	19.6%
Bermuda	813.8	1,190.5	2,004.3	19.5%
Insurance	971.8	1,583.3	2,555.1	24.9%
Total excluding A&E	3,893.3	5,939.2	9,832.5	95.8%
A&E	309.9	120.9	430.8	4.2%
Total including A&E	$4,203.2	$6,060.1	$10,263.3	100.0%

	At December 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,295.3	$1,912.9	$3,208.2	32.2%
International	768.9	1,045.0	1,813.9	18.2%
Bermuda	843.8	1,174.2	2,018.0	20.3%
Insurance	998.4	1,480.3	2,478.7	24.9%
Total excluding A&E	3,906.3	5,612.3	9,518.7	95.7%
A&E	234.4	198.8	433.1	4.3%
Total including A&E	$4,140.7	$5,811.1	$9,951.8	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2016	2015
Gross reserves	$430.8	$433.1
Reinsurance receivable	(127.9)	(113.5)
Net reserves	$302.8	$319.6

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2016, we had net asbestos loss reserves of $288.2 million, or 95.2%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.6 years at June 30, 2016.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $7,985.5 million as of June 30, 2016 from $7,608.6 million as of December 31, 2015.  This increase was the result of $327.4 million of net income, $298.3 million of unrealized appreciation on investments, $16.9 million of share-based compensation transactions, $14.8 million of net foreign currency translation adjustments and $2.7 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.0 million common shares for $186.4 million and $96.8 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at June 30, 2016 and December 31, 2015 was $7,985.5 million and $7,608.6 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

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

During 2015 and the first half of 2016, we repurchased 3.3 million shares for $586.4 million in the open market and paid $271.9 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of June 30, 2016, we had repurchased 26.9 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $674.5 million and $531.6 million for the six months ended June 30, 2016 and 2015, respectively.  Additionally, these cash flows reflected net tax payments of $41.9 million and $93.4 million for the six months ended June 30, 2016 and 2015, respectively, and net catastrophe loss payments of $54.1 million and $84.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2016 and December 31, 2015, we held cash and short-term investments of $960.8 million and $1,083.3 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $359.2 million of available liquidity at June 30, 2016.  In addition to these cash and short-term investments, at June 30, 2016, we had $1,055.3 million of available for sale fixed maturity securities maturing within one year or less, $6,716.4 million maturing within one to five years and $2,967.4 million maturing after five years.  Our $1,223.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2016 we had $421.7 million of net pre-tax unrealized appreciation, comprised of $551.1 million of pre-tax unrealized appreciation and $129.4 million of pre-tax unrealized depreciation.

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

Effective May 26, 2016, Group, Bermuda Re and Everest International entered into a five year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800.0 million senior credit facility.  Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the "Group Credit Facility".  Wells Fargo Corporation ("Wells Fargo Bank") is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group's senior unsecured debt rating.  Tranche two exclusively provides up to $600.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2016, was $5,412.1 million.  As of June 30, 2016, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2016 and December 31, 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding during the first six months of 2016 was $175.0 million for the period of February 8, 2016 to March 8, 2016.  At June 30, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $458.5 million outstanding letters of credit under tranche two.  At December 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $449.7 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215.8 million (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2016, was $5,555.0 million. As of June 30, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2016 and December 31, 2015, Everest International Credit Facility had £165.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.2 million for the three months ended June 30, 2016 and 2015, respectively.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.6 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

Interest Rate Risk.  Our $17.5 billion investment portfolio, at June 30, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,813.6 million of mortgage-backed securities in the $14,059.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $531.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2016
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,388.0	$14,986.7	$14,590.5	$14,160.5	$13,709.2
Market/Fair Value Change from Base (%)	5.5%	2.7%	0.0%	-2.9%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$672.1	$333.8	$-	$(363.9)	$(746.5)

We had $10,263.3 million and $9,951.8 million of gross reserves for losses and LAE as of June 30, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 55.8% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$978.5	$1,100.9	$1,223.2	$1,345.5	$1,467.8
After-tax Change in Fair/Market Value	$(166.7)	$(83.4)	$-	$83.4	$166.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, the impact on the market value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income.  Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense).  In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.

In June 2016, the United Kingdom approved a referendum to exit the European Union (commonly referred to as "Brexit") which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty.  The formal process for the United Kingdom to exit the European Union would ultimately be triggered by the filing of a notice to withdraw and thereafter negotiations would occur as to the timing and terms of such an exit.   The Company has a Lloyd's of London syndicate and Bermuda Re has a branch operation in the United Kingdom.  The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

ITEM 1A.                              RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2016	2,656	$185.8844	2,500	3,614,841
May 1 - 31, 2016	543,239	$184.3599	542,228	3,072,613
June 1 - 30, 2016	0	$-	0	3,072,613
Total	545,895	$-	544,728	3,072,613

(1) On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company's executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company's shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through August 2, 2016, the Company purchased an additional 154,840 shares for $29.3 million under the share repurchase program.

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

Dated:  August 9, 2016