Form 10-Q
period 2016-09-30
EVEREST RE GROUP LTD
filed 2016-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2016
Common Shares, $0.01 par value	40,873,802

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2016 (unaudited)
	and December 31, 2015 (unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	nine months ended September 30, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2016 and 2015 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,266,113	$13,357,294
(amortized cost: 2016, $13,853,790; 2015, $13,276,206)
Fixed maturities - available for sale, at fair value	3,982	2,102
Equity securities - available for sale, at market value (cost: 2016, $126,729; 2015, $122,271)	123,296	108,940
Equity securities - available for sale, at fair value	1,090,734	1,337,733
Short-term investments	314,494	799,684
Other invested assets (cost: 2016, $1,305,174; 2015, $786,994)	1,305,174	786,994
Cash	435,795	283,658
Total investments and cash	17,539,588	16,676,405
Accrued investment income	101,011	100,942
Premiums receivable	1,667,002	1,483,090
Reinsurance receivables	965,427	894,037
Funds held by reinsureds	241,983	278,673
Deferred acquisition costs	349,317	372,351
Prepaid reinsurance premiums	232,919	164,971
Income taxes	169,867	258,541
Other assets	395,968	316,408
TOTAL ASSETS	$21,663,082	$20,545,418

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,375,470	$9,951,798
Future policy benefit reserve	56,998	58,910
Unearned premium reserve	1,702,390	1,613,390
Funds held under reinsurance treaties	23,567	13,544
Commission reserves	93,733	60,098
Other net payable to reinsurers	262,662	173,087
Losses in course of payment	121,082	112,170
4.868% Senior notes due 6/1/2044	396,684	396,594
6.6% Long term notes due 5/1/2067	236,438	236,364
Accrued interest on debt and borrowings	12,341	3,537
Equity index put option liability	35,219	40,705
Unsettled securities payable	76,813	15,314
Other liabilities	228,593	261,322
Total liabilities	13,621,990	12,936,833

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2016) 68,822
and (2015) 68,606 outstanding before treasury shares	688	686
Additional paid-in capital	2,129,311	2,103,638
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $56,361 at 2016 and ($15,863) at 2015	75,830	(231,755)
Treasury shares, at cost; 27,935 shares (2016) and 25,912 shares (2015)	(3,265,184)	(2,885,956)
Retained earnings	9,100,447	8,621,972
Total shareholders' equity	8,041,092	7,608,585
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,663,082	$20,545,418

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,371,474	$1,362,864	$3,879,201	$3,920,607
Net investment income	122,657	115,403	357,918	362,959
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(867)	(20,445)	(31,130)	(62,701)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	1,247	(139,526)	(10,091)	(131,953)
Total net realized capital gains (losses)	380	(159,971)	(41,221)	(194,654)
Net derivative gain (loss)	6,510	(11,428)	5,486	(5,225)
Other income (expense)	9,435	25,251	(20,998)	74,468
Total revenues	1,510,456	1,332,119	4,180,386	4,158,155

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	786,168	871,612	2,344,733	2,364,951
Commission, brokerage, taxes and fees	309,545	295,193	880,053	868,807
Other underwriting expenses	78,563	67,980	222,750	188,623
Corporate expenses	6,400	5,924	21,403	17,312
Interest, fees and bond issue cost amortization expense	8,893	8,990	27,194	27,006
Total claims and expenses	1,189,569	1,249,699	3,496,133	3,466,699

INCOME (LOSS) BEFORE TAXES	320,887	82,420	684,253	691,456
Income tax expense (benefit)	25,493	(6,133)	61,481	70,868

NET INCOME (LOSS)	$295,394	$88,553	$622,772	$620,588

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(9,032)	(91,059)	258,286	(144,335)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(3,222)	24,596	27,711	59,526
Total URA(D) on securities arising during the period	(12,254)	(66,463)	285,997	(84,809)

Foreign currency translation adjustments	2,816	(32,505)	17,639	(80,508)

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,268	1,556	3,949	4,769
Total benefit plan net gain (loss) for the period	1,268	1,556	3,949	4,769
Total other comprehensive income (loss), net of tax	(8,170)	(97,412)	307,585	(160,548)

COMPREHENSIVE INCOME (LOSS)	$287,224	$(8,859)	$930,357	$460,040

EARNINGS PER COMMON SHARE
Basic	$7.11	$2.02	$14.80	$14.04
Diluted	7.06	2.00	14.70	13.92
Dividends declared	1.15	0.95	3.45	2.85

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2016	2015	2016	2015
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	41,883,430	44,192,526	42,694,252	44,685,637
Issued during the period, net	17,621	29,398	215,887	248,665
Treasury shares acquired	(1,013,857)	(1,137,473)	(2,022,945)	(1,849,851)
Balance, end of period	40,887,194	43,084,451	40,887,194	43,084,451

COMMON SHARES (par value):
Balance, beginning of period	$688	$685	$686	$683
Issued during the period, net	-	1	2	3
Balance, end of period	688	686	688	686

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,120,581	2,084,636	2,103,638	2,068,807
Share-based compensation plans	8,730	10,214	25,673	26,043
Balance, end of period	2,129,311	2,094,850	2,129,311	2,094,850

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	84,000	(14,819)	(231,755)	48,317
Net increase (decrease) during the period	(8,170)	(97,412)	307,585	(160,548)
Balance, end of period	75,830	(112,231)	75,830	(112,231)

RETAINED EARNINGS:
Balance, beginning of period	8,852,512	8,267,038	8,621,972	7,819,210
Net income (loss)	295,394	88,553	622,772	620,588
Dividends declared ($1.15 per share in third quarter 2016 and $3.45 year-to-date per share in 2016 and $0.95 per share in third quarter 2015 and $2.85
year-to-date per share in 2015)	(47,459)	(41,698)	(144,297)	(125,905)
Balance, end of period	9,100,447	8,313,893	9,100,447	8,313,893

TREASURY SHARES AT COST:
Balance, beginning of period	(3,072,313)	(2,610,878)	(2,885,956)	(2,485,897)
Purchase of treasury shares	(192,871)	(200,000)	(379,228)	(324,981)
Balance, end of period	(3,265,184)	(2,810,878)	(3,265,184)	(2,810,878)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,041,092	$7,486,320	$8,041,092	$7,486,320

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$622,772	$620,588
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(185,559)	(278,433)
Decrease (increase) in funds held by reinsureds, net	46,134	(41,745)
Decrease (increase) in reinsurance receivables	(87,807)	(232,472)
Decrease (increase) in income taxes	15,935	(61,627)
Decrease (increase) in prepaid reinsurance premiums	(66,147)	(67,406)
Increase (decrease) in reserve for losses and loss adjustment expenses	470,560	347,729
Increase (decrease) in future policy benefit reserve	(1,912)	(240)
Increase (decrease) in unearned premiums	89,013	1,455
Increase (decrease) in other net payable to reinsurers	85,493	70,103
Increase (decrease) in losses in course of payment	7,673	142,418
Change in equity adjustments in limited partnerships	(33,289)	(12,725)
Distribution of limited partnership income	52,913	42,625
Change in other assets and liabilities, net	(164,782)	21,994
Non-cash compensation expense	20,359	16,150
Amortization of bond premium (accrual of bond discount)	38,151	38,770
Amortization of underwriting discount on senior notes	3	3
Net realized capital (gains) losses	41,221	194,654
Net cash provided by (used in) operating activities	950,731	801,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,439,002	1,687,589
Proceeds from fixed maturities sold - available for sale, at market value	888,761	1,146,000
Proceeds from fixed maturities sold - available for sale, at fair value	1,588	1,824
Proceeds from equity securities sold - available for sale, at market value	155	22,120
Proceeds from equity securities sold - available for sale, at fair value	542,560	439,692
Distributions from other invested assets	3,600,587	41,782
Proceeds from sale of subsidiary (net of cash disposed)	47,721	3,934
Cost of fixed maturities acquired - available for sale, at market value	(2,974,792)	(3,583,990)
Cost of fixed maturities acquired - available for sale, at fair value	(3,940)	(234)
Cost of equity securities acquired - available for sale, at market value	(4,194)	(6,581)
Cost of equity securities acquired - available for sale, at fair value	(269,544)	(460,965)
Cost of other invested assets acquired	(4,131,419)	(140,923)
Net change in short-term investments	488,047	498,902
Net change in unsettled securities transactions	44,494	(18,242)
Net cash provided by (used in) investing activities	(330,974)	(369,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	5,315	9,896
Purchase of treasury shares	(379,228)	(324,981)
Dividends paid to shareholders	(144,297)	(125,905)
Net cash provided by (used in) financing activities	(518,210)	(440,990)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	50,590	(28,007)

Net increase (decrease) in cash	152,137	(36,248)
Cash, beginning of period	283,658	437,474
Cash, end of period	$435,795	$401,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$40,072	$123,234
Interest paid	18,227	18,039

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2016 and 2015

1.   GENERAL

Everest Re Group, Ltd. ("Group"), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, "Company" means Group and its subsidiaries.

During the third quarter of 2016, the Company established domestic subsidiaries, Everest Premier Insurance Company ("Everest Premier") and Everest Denali Insurance Company ("Everest Denali"), which will be used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland Crop Insurance Company ("Heartland"), a managing agent for crop insurance, to CGB Diversified Services, Inc. ("CGB"). The operating results of Heartland for the period owned are included within the Company's financial statements.

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2016 and 2015 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 included in the Company's most recent Form 10-K filing.

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

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of adoption
	As previously	of new accounting
	reported	policy	As adopted
(Dollars in thousands)
ASSETS:
Short-term investments	$1,795,455	$(995,771)	$799,684
Total investments and cash	17,672,176	(995,771)	16,676,405
Premiums receivable	1,479,293	3,797	1,483,090
Reinsurance receivables	840,420	53,617	894,037
Deferred acquisition costs	373,072	(721)	372,351
Prepaid reinsurance premiums	157,424	7,547	164,971
Other assets	265,634	56,184	321,818
TOTAL ASSETS	21,426,175	(875,347)	20,550,828

LIABILITIES:
Funds held under reinsurance treaties	88,544	(75,000)	13,544
Commission reserves	79,849	(19,751)	60,098
Other net payable to reinsurers	166,822	6,265	173,087
Other liabilities	291,322	(30,000)	261,322
Total liabilities	13,060,729	(118,486)	12,942,243

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	(756,861)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	(875,347)	20,550,828

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
AND COMPREHENSIVE INCOME (LOSS):		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in thousands)
REVENUES:
Premiums earned	$1,413,640	$(50,776)	$1,362,864	$4,053,115	$(132,508)	$3,920,607
Net investment income	115,511	(108)	115,403	363,140	(181)	362,959
Other income (expense)	17,413	7,838	25,251	59,561	14,907	74,468
Total revenues	1,375,165	(43,046)	1,332,119	4,275,937	(117,782)	4,158,155

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	888,097	(16,485)	871,612	2,401,223	(36,272)	2,364,951
Commission, brokerage, taxes and fees	300,048	(4,855)	295,193	882,132	(13,325)	868,807
Other underwriting expenses	70,667	(2,687)	67,980	195,282	(6,659)	188,623
Total claims and expenses	1,273,726	(24,027)	1,249,699	3,522,955	(56,256)	3,466,699

INCOME (LOSS) BEFORE TAXES	101,439	(19,019)	82,420	752,982	(61,526)	691,456
NET INCOME (LOSS)	107,572	(19,019)	88,553	682,114	(61,526)	620,588

Net income (loss) attributable to noncontrolling interests	(19,019)	19,019	-	(61,526)	61,526	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	88,553	(88,553)	-	620,588	(620,588)	-

CONSOLIDATED STATEMENT OF CASH FLOWS:	Nine Months Ended September 30, 2015
		Effect of adoption
	As previously	of new accounting
(Dollars in thousands)	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$682,114	$(61,526)	$620,588
Decrease (increase) in premiums receivable	(274,198)	(4,235)	(278,433)
Decrease (increase) in funds held by reinsureds, net	33,255	(75,000)	(41,745)
Decrease (increase) in reinsurance receivables	(202,329)	(30,143)	(232,472)
Decrease (increase) in prepaid reinsurance premiums	(46,633)	(20,773)	(67,406)
Increase (decrease) in other net payable to reinsurers	67,550	2,553	70,103
Change in other assets and liabilities, net	18,573	3,421	21,994
Net cash provided by (used in) operating activities	987,544	(185,703)	801,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	83,584	415,318	498,902
Net cash provided by (used in) investing activities	(784,410)	415,318	(369,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	296,848	(296,848)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(67,233)	67,233	-
Net cash provided by (used in) financing activities	(211,375)	(229,615)	(440,990)

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$848,171	$29,639	$(708)	$877,102	$-
Obligations of U.S. states and political subdivisions	725,149	40,657	(802)	765,004	-
Corporate securities	5,052,073	173,316	(17,817)	5,207,572	6,319
Asset-backed securities	492,224	4,197	(678)	495,743	-
Mortgage-backed securities
Commercial	296,780	6,923	(1,796)	301,907	-
Agency residential	2,461,073	37,630	(3,352)	2,495,351	-
Non-agency residential	722	45	(45)	722	-
Foreign government securities	1,313,243	78,086	(35,267)	1,356,062	169
Foreign corporate securities	2,664,355	140,712	(38,417)	2,766,650	2,100
Total fixed maturity securities	$13,853,790	$511,205	$(98,882)	$14,266,113	$8,588
Equity securities	$126,729	$4,561	$(7,994)	$123,296	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805,273	$13,465	$(1,861)	$816,877	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	4,817,014	97,159	(109,310)	4,804,863	1,412
Asset-backed securities	470,320	719	(3,813)	467,226	-
Mortgage-backed securities
Commercial	264,924	4,750	(3,375)	266,299	-
Agency residential	2,313,265	25,318	(18,059)	2,320,524	-
Non-agency residential	893	51	(46)	898	-
Foreign government securities	1,256,983	54,403	(52,205)	1,259,181	53
Foreign corporate securities	2,677,589	107,163	(66,401)	2,718,351	36
Total fixed maturity securities	$13,276,206	$337,048	$(255,960)	$13,357,294	$1,501
Equity securities	$122,271	$3,401	$(16,732)	$108,940	$-

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

	At September 30, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$883,400	$900,635	$1,021,200	$1,036,016
Due after one year through five years	6,732,880	6,906,682	6,193,426	6,220,563
Due after five years through ten years	1,981,191	2,059,270	2,217,075	2,203,932
Due after ten years	1,005,520	1,105,803	795,103	841,836
Asset-backed securities	492,224	495,743	470,320	467,226
Mortgage-backed securities:
Commercial	296,780	301,907	264,924	266,299
Agency residential	2,461,073	2,495,351	2,313,265	2,320,524
Non-agency residential	722	722	893	898
Total fixed maturity securities	$13,853,790	$14,266,113	$13,276,206	$13,357,294

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(13,544)	$(71,706)	$324,147	$(89,616)
Fixed maturity securities, other-than-temporary impairment	(1,836)	(253)	7,088	8,954
Equity securities	2,527	(4,415)	9,898	(6,295)
Change in unrealized appreciation (depreciation), pre-tax	(12,853)	(76,374)	341,133	(86,957)
Deferred tax benefit (expense)	(256)	9,919	(53,666)	5,563
Deferred tax benefit (expense), other-than-temporary impairment	855	(8)	(1,470)	(3,415)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(12,254)	$(66,463)	$285,997	$(84,809)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$61,979	$(708)	$-	$-	$61,979	$(708)
Obligations of U.S. states and political subdivisions	72,100	(391)	633	(411)	72,733	(802)
Corporate securities	338,999	(4,413)	250,068	(13,404)	589,067	(17,817)
Asset-backed securities	3,948	(12)	41,121	(666)	45,069	(678)
Mortgage-backed securities
Commercial	39,238	(1,443)	5,699	(353)	44,937	(1,796)
Agency residential	355,554	(1,114)	206,611	(2,238)	562,165	(3,352)
Non-agency residential	-	-	125	(45)	125	(45)
Foreign government securities	111,041	(9,496)	206,591	(25,771)	317,632	(35,267)
Foreign corporate securities	186,609	(7,009)	270,275	(31,408)	456,884	(38,417)
Total fixed maturity securities	$1,169,468	$(24,586)	$981,123	$(74,296)	$2,150,591	$(98,882)
Equity securities	-	-	104,105	(7,994)	104,105	(7,994)
Total	$1,169,468	$(24,586)	$1,085,228	$(82,290)	$2,254,696	$(106,876)

	Duration of Unrealized Loss at September 30, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$31,407	$(1,070)	$68,847	$(10,108)	$100,254	$(11,178)
Due in one year through five years	400,970	(14,735)	545,307	(52,699)	946,277	(67,434)
Due in five years through ten years	251,409	(5,661)	101,451	(6,829)	352,860	(12,490)
Due after ten years	86,942	(551)	11,962	(1,358)	98,904	(1,909)
Asset-backed securities	3,948	(12)	41,121	(666)	45,069	(678)
Mortgage-backed securities	394,792	(2,557)	212,435	(2,636)	607,227	(5,193)
Total fixed maturity securities	$1,169,468	$(24,586)	$981,123	$(74,296)	$2,150,591	$(98,882)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2016 were $2,254,696 thousand and $106,876 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2016, did not exceed 0.3% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $24,586 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of foreign government securities, foreign corporate securities and domestic corporate securities.  Virtually all of these unrealized losses are attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  The $74,296 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign corporate securities, foreign government securities and domestic corporate securities.  Virtually all of these unrealized losses are also attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$100,752	$108,134	$306,128	$326,970
Equity securities	9,905	11,090	31,967	35,783
Short-term investments and cash	475	273	1,220	903
Other invested assets
Limited partnerships	17,077	370	33,922	13,993
Other	1,033	(242)	1,334	1,366
Gross investment income before adjustments	129,242	119,625	374,571	379,015
Funds held interest income (expense)	1,538	2,569	5,818	8,162
Future policy benefit reserve income (expense)	(517)	(300)	(1,243)	(1,402)
Gross investment income	130,263	121,894	379,146	385,775
Investment expenses	(7,606)	(6,491)	(21,228)	(22,816)
Net investment income	$122,657	$115,403	$357,918	$362,959

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

The Company had contractual commitments to invest up to an additional $493,184 thousand in limited partnerships at September 30, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2020.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(867)	$(20,445)	$(31,130)	$(62,701)
Gains (losses) from sales	5,912	(5,218)	(7,670)	(15,812)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1)	(17)	(1,855)	25
Gains (losses) from fair value adjustments	42	-	1,381	56
Equity securities, market value:
Gains (losses) from sales	-	(3,573)	65	(4,455)
Equity securities, fair value:
Gains (losses) from sales	5,850	(13,646)	(10,266)	(13,041)
Gains (losses) from fair value adjustments	17,475	(117,087)	36,284	(98,741)
Sale of Subsidiary	(28,032)	-	(28,032)	-
Short-term investments gain (loss)	1	15	2	15
Total net realized capital gains (losses)	$380	$(159,971)	$(41,221)	$(194,654)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales of fixed maturity securities	$293,998	$414,538	$890,349	$1,147,824
Gross gains from sales	15,028	11,826	32,674	37,525
Gross losses from sales	(9,117)	(17,061)	(42,199)	(53,312)

Proceeds from sales of equity securities	$112,451	$156,593	$542,715	$461,812
Gross gains from sales	7,308	5,250	14,040	18,890
Gross losses from sales	(1,458)	(22,469)	(24,241)	(36,386)

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2016, fair value for these equity index put option contracts was $28,920 thousand.  Based on historical index volatilities and trends and the September 30, 2016 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 8%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2016, the present value of these theoretical maximum payouts using a 3% discount factor was $442,320 thousand.  Conversely, if the contracts had all expired on September 30, 2016, with the S&P index at $2,168.27, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2016, fair value for this equity index put option contract was $6,299 thousand.  Based on historical index volatilities and trends and the September 30, 2016 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 28%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2016, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $39,170 thousand.  Conversely, if the contract had expired on September 30, 2016, with the FTSE index at ₤6,899.33, there would have been no settlement amount.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2016	December 31, 2015

Equity index put option contracts	Equity index put option liability	$35,219	$40,705
Total		$35,219	$40,705

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2016	2015	2016	2015

Equity index put option contracts	Net derivative gain (loss)	$6,510	$(11,428)	$5,486	$(5,225)
Total		$6,510	$(11,428)	$5,486	$(5,225)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for twenty eight private placement securities, the Company valued the twenty eight securities at $59,289 thousand at September 30, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2016 and December 31, 2015 of $265,577 thousand and $253,575 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$877,102	$-	$877,102	$-
Obligations of U.S. States and political subdivisions	765,004	-	765,004	-
Corporate securities	5,207,572	-	5,151,277	56,295
Asset-backed securities	495,743	-	495,743	-
Mortgage-backed securities
Commercial	301,907	-	298,042	3,865
Agency residential	2,495,351	-	2,495,351	-
Non-agency residential	722	-	722	-
Foreign government securities	1,356,062	-	1,356,062	-
Foreign corporate securities	2,766,650	-	2,763,656	2,994
Total fixed maturities, market value	14,266,113	-	14,202,959	63,154

Fixed maturities, fair value	3,982	-	3,982	-
Equity securities, market value	123,296	104,105	19,191	-
Equity securities, fair value	1,090,734	1,025,025	65,709	-

Liabilities:
Equity index put option contracts	$35,219	$-	$-	$35,219

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2016.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Corporate		Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$32,410	$-	$2,021	$34,431	$3,933	$-	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	(12)	-	27	15	(22)	-	(970)	(992)
Included in other comprehensive income (loss)	(48)	(38)	(1,285)	(1,371)	(81)	(38)	140	21
Purchases, issuances and settlements	25,877	(44)	2,231	28,064	54,397	(44)	2,231	56,584
Transfers in and/or (out) of Level 3	(1,932)	3,947	-	2,015	(1,932)	3,947	-	2,015
Ending balance	$56,295	$3,865	$2,994	$63,154	$56,295	$3,865	$2,994	$63,154

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$(997)	$(997)

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$1,958	$7,837	$9,795	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	(8)	62	54	(4)	-	177	173
Included in other comprehensive income (loss)	(137)	(1,287)	(1,424)	(139)	-	(1,216)	(1,355)
Purchases, issuances and settlements	1,723	-	1,723	3,651	-	-	3,651
Transfers in and/or (out) of Level 3	4,030	(487)	3,543	4,058	(8,597)	(2)	(4,541)
Ending balance	$7,566	$6,125	$13,691	$7,566	$-	$6,125	$13,691

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $2,015 thousand and ($4,541) thousand of investments for the nine months ended September 30, 2016 and 2015, respectively.  The $2,015 thousand related to the net impact of securities no longer priced by a recognized pricing service.  The $4,541 thousand primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2014.  The securities were subsequently priced using a recognized pricing service as of September 30, 2015, and were classified as level 2 as of that date.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Liabilities:
Balance, beginning of period	$41,729	$40,819	$40,705	$47,022
Total (gains) or losses (realized/unrealized)
Included in earnings	(6,510)	11,428	(5,486)	5,225
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$35,219	$52,247	$35,219	$52,247

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss) per share:
Numerator
Net income (loss)	$295,394	$88,553	$622,772	$620,588
Less: dividends declared-common shares and nonvested common shares	(47,463)	(41,698)	(144,299)	(125,905)
Undistributed earnings	247,932	46,855	478,472	494,683
Percentage allocated to common shareholders (1)	98.9%	99.0%	98.9%	98.9%
	245,248	46,364	473,372	489,434
Add: dividends declared-common shareholders	46,985	41,293	142,839	124,638
Numerator for basic and diluted earnings per common share	$292,233	$87,657	$616,211	$614,072

Denominator
Denominator for basic earnings per weighted-average common shares	41,101	43,361	41,626	43,728
Effect of dilutive securities:
Options	284	367	305	392
Denominator for diluted earnings per adjusted weighted-average common shares	41,386	43,728	41,931	44,120

Per common share net income (loss)
Basic	$7.11	$2.02	$14.80	$14.04
Diluted	$7.06	$2.00	$14.70	$13.92

(1) Basic weighted-average common shares outstanding	41,101	43,361	41,626	43,728
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	41,551	43,820	42,074	44,197
Percentage allocated to common shareholders	98.9%	99.0%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2016 and 2015.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2016	2015
The Prudential	$140,826	$142,427
Unaffiliated life insurance company	33,195	33,062

8.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(5,972)	$(2,079)	$(8,051)	$295,311	$(42,643)	$252,668
URA(D) on securities - OTTI	(1,836)	855	(981)	7,088	(1,470)	5,618
Reclassification of net realized losses (gains) included in net income (loss)	(5,045)	1,823	(3,222)	38,734	(11,023)	27,711
Foreign currency translation adjustments	1,393	1,423	2,816	32,601	(14,962)	17,639
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,951	(683)	1,268	6,076	(2,127)	3,949
Total other comprehensive income (loss)	$(9,510)	$1,340	$(8,170)	$379,809	$(72,224)	$307,585

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(105,356)	$14,558	$(90,798)	$(178,878)	$29,004	$(149,874)
URA(D) on securities - OTTI	(253)	(8)	(261)	8,954	(3,415)	5,539
Reclassification of net realized losses (gains) included in net income (loss)	29,235	(4,639)	24,596	82,967	(23,441)	59,526
Foreign currency translation adjustments	(47,298)	14,793	(32,505)	(104,542)	24,034	(80,508)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,393	(837)	1,556	7,336	(2,567)	4,769
Total other comprehensive income (loss)	$(121,279)	$23,867	$(97,412)	$(184,163)	$23,615	$(160,548)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2016	2015	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(5,045)	$29,235	$38,734	$82,967	Other net realized capital gains (losses)
	1,823	(4,639)	(11,023)	(23,441)	Income tax expense (benefit)
	$(3,222)	$24,596	$27,711	$59,526	Net income (loss)

Benefit plan net gain (loss)	$1,951	$2,393	$6,076	$7,336	Other underwriting expenses
	(683)	(837)	(2,127)	(2,567)	Income tax expense (benefit)
	$1,268	$1,556	$3,949	$4,769	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2016	2015
Beginning balance of URA (D) on securities	$42,811	$223,250
Current period change in URA (D) of investments - temporary	280,379	(185,467)
Current period change in URA (D) of investments - non-credit OTTI	5,618	5,028
Ending balance of URA (D) on securities	328,808	42,811

Beginning balance of foreign currency translation adjustments	(211,477)	(99,947)
Current period change in foreign currency translation adjustments	17,639	(111,530)
Ending balance of foreign currency translation adjustments	(193,838)	(211,477)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	3,949	11,897
Ending balance of benefit plan net gain (loss)	(59,140)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$75,830	$(231,755)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Credit facility interest and fees incurred	$35	$132	$618	$431

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2016, was $5,488,121 thousand.  As of September 30, 2016, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2016			At December 31, 2015
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	2,488	12/12/2016	600,000	2,488	12/12/2016
			450,452	12/31/2016		447,178	12/31/2016
Total Wells Fargo Bank Group Credit Facility		$800,000	$452,940		$800,000	$449,666

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2016	$300,000	$3,672	11/24/2016
		63,124	12/31/2016		67,783	12/31/2016
		4,058	2/28/2017		179	8/30/2017
		287	8/30/2017		316	12/31/2017
		3,421	12/31/2017		-	-
		100,329	9/30/2020		99,521	12/31/2019
Total Citibank Bilateral Agreement	$300,000	$174,891		$300,000	$171,471

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215,784 thousand (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2016, was $5,631,071 thousand. As of September 30, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£175,000	£164,961	12/31/2019	£175,000	£164,961	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£175,000	£164,961		£175,000	£164,961

10.  REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2016, the total amount on deposit in trust accounts was $472,283 thousand.

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

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $932,243 thousand and $798,548 thousand at September 30, 2016 and December 31, 2015, respectively.  Of this amount, Group had invested $55,636 thousand and $50,000 thousand at September 30, 2016 and December 31, 2015, respectively, in the preferred shares.

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

				September 30, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,684	$423,660	$396,594	$381,204

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

12.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,438	$197,706	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$654,770	$601,570	$1,597,005	$1,615,276
Net written premiums	678,848	511,238	1,491,155	1,383,647

Premiums earned	$519,160	$488,485	$1,478,974	$1,480,427
Incurred losses and LAE	276,272	225,944	732,306	699,575
Commission and brokerage	116,667	121,050	354,608	364,005
Other underwriting expenses	14,265	13,718	39,856	37,054
Underwriting gain (loss)	$111,956	$127,773	$352,204	$379,793

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$348,812	$363,092	$925,028	$989,920
Net written premiums	316,207	318,478	799,908	896,872

Premiums earned	$282,442	$291,396	$823,493	$935,228
Incurred losses and LAE	122,181	229,013	531,580	630,752
Commission and brokerage	78,384	70,894	209,348	226,321
Other underwriting expenses	11,030	9,128	26,822	25,292
Underwriting gain (loss)	$70,847	$(17,639)	$55,743	$52,863

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$245,995	$271,157	$612,657	$626,420
Net written premiums	229,373	251,678	562,128	557,453

Premiums earned	$215,761	$222,240	$610,466	$616,241
Incurred losses and LAE	127,236	154,327	348,586	372,572
Commission and brokerage	59,605	52,980	169,413	151,356
Other underwriting expenses	8,785	9,457	26,290	27,045
Underwriting gain (loss)	$20,135	$5,476	$66,177	$65,268

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross written premiums	$533,039	$489,124	$1,364,465	$1,173,012
Net written premiums	340,216	418,960	1,047,863	1,022,389

Premiums earned	$354,111	$360,742	$966,268	$888,711
Incurred losses and LAE	260,479	262,328	732,261	662,052
Commission and brokerage	54,889	50,268	146,684	127,125
Other underwriting expenses	44,483	35,677	129,782	99,232
Underwriting gain (loss)	$(5,740)	$12,469	$(42,459)	$302

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Underwriting gain (loss)	$197,198	$128,079	$431,665	$498,226
Net investment income	122,657	115,403	357,918	362,959
Net realized capital gains (losses)	380	(159,971)	(41,221)	(194,654)
Net derivative gain (loss)	6,510	(11,428)	5,486	(5,225)
Corporate expenses	(6,400)	(5,924)	(21,403)	(17,312)
Interest, fee and bond issue cost amortization expense	(8,893)	(8,990)	(27,194)	(27,006)
Other income (expense)	9,435	25,251	(20,998)	74,468
Income (loss) before taxes	$320,887	$82,420	$684,253	$691,456

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
United Kingdom gross written premium	$182,786	$212,039	$511,994	$565,143

No other country represented more than 5% of the Company's revenues.

14.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2016, share-based compensation awards granted were 5,566 restricted shares, granted on September 08, 2016, with a fair value of $194.165 per shares.

15.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$2,731	$3,203	$8,524	$9,398
Interest cost	2,371	2,758	7,093	7,926
Expected return on plan assets	(2,789)	(2,904)	(7,757)	(8,710)
Amortization of prior service cost	-	4	-	15
Amortization of net (income) loss	1,984	2,312	6,012	6,824
Net periodic benefit cost	$4,297	$5,373	$13,872	$15,453

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$354	$498	$1,230	$1,498
Interest cost	252	329	844	987
Amortization of prior service cost	(33)	-	(33)	-
Amortization of net (income) loss	-	76	96	497
Net periodic benefit cost	$573	$903	$2,137	$2,982

The Company contributed $30,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2016.  The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2015.

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

17.  DISPOSITION

The Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

18.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  During the early part of October, Hurricane Matthew impacted the Caribbean and the southeastern United States.  Based upon current early overall industry loss projections of $3 billion to $9 billion and applying the Company's estimated market share, the Company's best estimated range of loss from this event is $75,000 thousand to $200,000 thousand.  The Company does not have any other subsequent events to report.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market.  As such, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability.  Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor's, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written.  Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there have been flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During the first half of 2016, there has been an increase in catastrophes, such as the Fort McMurray Canadian wildfire, storms and an earthquake in Ecuador; however, the aggregate of these losses are below historical levels of catastrophe losses.  This lower level of losses, combined with increased competition has resulted in downward pressure on insurance and reinsurance rates in certain geographical areas.  During the first part of October, Hurricane Matthew affected a large area of the Caribbean and southeastern United States.  While the future impact on market conditions from this storm cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Gross written premiums	$1,782.6	$1,724.9	3.3%	$4,499.2	$4,404.6	2.1%
Net written premiums	1,564.6	1,500.4	4.3%	3,901.1	3,860.4	1.1%

REVENUES:
Premiums earned	$1,371.5	$1,362.9	0.6%	$3,879.2	$3,920.6	-1.1%
Net investment income	122.7	115.4	6.3%	357.9	363.0	-1.4%
Net realized capital gains (losses)	0.4	(160.0)	-100.2%	(41.2)	(194.7)	-78.8%
Net derivative gain (loss)	6.5	(11.4)	-157.0%	5.5	(5.2)	-205.0%
Other income (expense)	9.4	25.3	-62.6%	(21.0)	74.5	-128.2%
Total revenues	1,510.5	1,332.1	13.4%	4,180.4	4,158.2	0.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	786.2	871.6	-9.8%	2,344.7	2,365.0	-0.9%
Commission, brokerage, taxes and fees	309.5	295.2	4.9%	880.1	868.8	1.3%
Other underwriting expenses	78.6	68.0	15.6%	222.8	188.6	18.1%
Corporate expenses	6.4	5.9	8.0%	21.4	17.3	23.6%
Interest, fees and bond issue cost amortization expense	8.9	9.0	-1.1%	27.2	27.0	0.7%
Total claims and expenses	1,189.6	1,249.7	-4.8%	3,496.1	3,466.7	0.8%

INCOME (LOSS) BEFORE TAXES	320.9	82.4	NM	684.3	691.5	-1.0%
Income tax expense (benefit)	25.5	(6.1)	NM	61.5	70.9	-13.2%
NET INCOME (LOSS)	$295.4	$88.6	233.6%	$622.8	$620.6	0.4%

RATIOS:			Point Change			Point Change
Loss ratio	57.3%	63.9%	(6.6)	60.4%	60.3%	0.1
Commission and brokerage ratio	22.6%	21.7%	0.9	22.7%	22.2%	0.5
Other underwriting expense ratio	5.7%	5.0%	0.7	5.8%	4.8%	1.0
Combined ratio	85.6%	90.6%	(5.0)	88.9%	87.3%	1.6

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2016	2015	(Decrease)
Balance sheet data:
Total investments and cash				$17,539.6	$16,676.4	5.2%
Total assets				21,663.1	20,545.4	5.4%
Loss and loss adjustment expense reserves				10,375.5	9,951.8	4.3%
Total debt				633.1	633.0	0.0%
Total liabilities				13,622.0	12,936.8	5.3%
Shareholders' equity				8,041.1	7,608.6	5.7%
Book value per share				196.67	178.21	10.4%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 3.3% to $1,782.6 million for the three months ended September 30, 2016, compared to $1,724.9 million for the three months ended September 30, 2015, reflecting a $43.9 million, or 9.0%, increase in our insurance business and a $13.8 million, or 1.1%, increase in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The increase in reinsurance premiums was mainly due to increases in treaty and facultative casualty business.  These increases were partially offset by lower premiums in treaty property business and a higher negative impact of $14.2 million from the year over year movement in foreign exchange rates.  Gross written premiums increased by 2.1% to $4,499.2 million for the nine months ended September 30, 2016, compared to $4,404.6 million for the nine months ended September 30, 2015, reflecting a $191.5 million, or 16.3%, increase in our insurance business, partially offset by a $96.9 million, or 3.0%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty property business, a decline in international premiums related to quota share agreements and a negative impact of $55.2 million from the year over year movement in foreign exchange rates.

Net written premiums increased by 4.3% to $1,564.6 million for the three months ended September 30, 2016, compared to $1,500.4 million for the three months ended September 30, 2015, and increased by 1.1% to $3,901.1 million for the nine months ended September 30, 2016, compared to $3,860.4 million for the nine months ended September 30, 2015.  The changes are consistent with the changes in gross written premiums.  Premiums earned increased by 0.6% to $1,371.5 million for the three months ended September 30, 2016, compared to $1,362.9 million for the three months ended September 30, 2015, and decreased by 1.1% to $3,879.2 million for the nine months ended September 30, 2016, compared to $3,920.6 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 6.3% to $122.7 million for the three months ended September 30, 2016, compared with investment income of $115.4 million for the three months ended September 30, 2015.  Net investment income decreased by 1.4% to $357.9 million for the nine months ended September 30, 2016, compared with investment income of $363.0 million for the nine months ended September 30, 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the three months ended September 30, 2016, compared to 2.8% for the three months ended September 30, 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the nine months ended September 30, 2016, compared to 3.0% for the nine months ended September 30, 2015.  The increase in income and yields for the three months ended September 30, 2016 compared to the prior period was primarily due to higher income from our limited partnerships, partially offset by lower reinvestment rates for the fixed income portfolios.  The decline in income and yield for the nine months ended September 30, 2016 compared to the prior period was primarily the result of lower reinvestment rates for the fixed income portfolios, partially offset by higher income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital gains were $0.4 million and net realized capital losses were $160.0 million for the three months ended September 30, 2016 and 2015, respectively.  The net realized capital gains of $0.4 million were comprised of $17.6 million of net gains from fair value re-measurements and $11.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments.  The net realized capital losses of $160.0 million for the three months ended September 30, 2015 were the result of $117.1 million of net losses from fair value re-measurements, $22.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.4 million of other-than-temporary impairments.

Net realized capital losses were $41.2 million and $194.7 million for the nine months ended September 30, 2016 and 2015, respectively.  The net realized capital losses of $41.2 million were comprised of $31.1 million of other-than-temporary impairments, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $19.8 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $37.7 million of net gains from fair value re-measurements.  The net realized capital losses of $194.7 million for the nine months ended September 30, 2015 were the result of $98.7 million of net losses from fair value re-measurements, $62.7 million of other-than-temporary impairments and $33.3 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $6.5 million and $5.5 million for the three and nine months ended September 30, 2016, respectively, and net derivative losses of $11.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $9.4 million and other expense of $21.0 million for the three and nine months ended September 30, 2016, respectively.  We recorded other income of $25.3 million and $74.5 million for the three and nine months ended September 30, 2015, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.  The foreign exchange losses for the nine months ended September 30, 2016 were primarily a result of the decline in the Great British Pound (Sterling) in relation to other major currencies resulting from the United Kingdom vote to leave the European Union.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$769.3	56.0%		$(0.7)	0.0%		$768.7	56.0%
Catastrophes	59.7	4.4%		(42.2)	-3.1%		17.5	1.3%
Total Segment	$829.0	60.4%		$(42.9)	-3.1%		$786.2	57.3%

2015
Attritional	$837.4	61.4%		$-	0.0%		$837.4	61.4%
Catastrophes	34.6	2.5%		(0.4)	0.0%		34.2	2.5%
Total Segment	$872.0	63.9%		$(0.4)	0.0%		$871.6	63.9%

Variance 2016/2015
Attritional	$(68.1)	(5.4)	pts	$(0.7)	-	pts	$(68.7)	(5.4)	pts
Catastrophes	25.1	1.9	pts	(41.8)	(3.1)	pts	(16.7)	(1.2)	pts
Total Segment	$(43.0)	(3.5)	pts	$(42.4)	(3.1)	pts	$(85.4)	(6.6)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$2,197.4	56.6%		$(3.8)	-0.1%		$2,193.7	56.5%
Catastrophes	219.2	5.7%		(68.2)	-1.8%		151.0	3.9%
Total Segment	$2,416.6	62.3%		$(72.0)	-1.9%		$2,344.7	60.4%

2015
Attritional	$2,304.7	58.8%		$(0.8)	0.0%		$2,303.8	58.8%
Catastrophes	71.6	1.8%		(10.4)	-0.3%		61.2	1.5%
Total Segment	$2,376.3	60.6%		$(11.2)	-0.3%		$2,365.0	60.3%

Variance 2016/2015
Attritional	$(107.3)	(2.2)	pts	$(3.0)	(0.1)	pts	$(110.1)	(2.3)	pts
Catastrophes	147.6	3.9	pts	(57.8)	(1.5)	pts	89.8	2.4	pts
Total Segment	$40.3	1.7	pts	$(60.8)	(1.6)	pts	$(20.3)	0.1	pts

Incurred losses and LAE decreased by 9.8% to $786.2 million for the three months ended September 30, 2016, compared to $871.6 million for the three months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $68.1 million, as the 2015 attritional loss ratio reflected a $60.0 million loss estimate for the explosions at the Chinese Port of Tianjin, and a $41.8 million decrease in prior years catastrophe losses, partially offset by a $25.1 million increase in current year catastrophe losses.  The $42.2 million favorable loss development for prior years catastrophes for the three months ended September 30, 2016 related primarily to the 2015 Chilean earthquake ($24.9 million) and the 2013 U.S. storms ($12.0 million).  The current year catastrophe losses of $59.7 million for the three months ended September 30, 2016 related to the Fort McMurray Canada wildfire ($27.8 million), Hurricane Hermine ($13.5 million), 2016 U.S. storms ($13.4 million), the 2016 Taiwan Earthquake ($4.6 million) and the Ecuador earthquake ($0.3 million).  The current year catastrophe losses of $34.6 million for the three months ended September 30, 2015 related mainly to the Chilean earthquake ($34.8 million).

Incurred losses and LAE decreased by 0.9% to $2,344.7 million for the nine months ended September 30, 2016, compared to $2,365.0 million for the nine months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $107.3 million and a decrease in prior years catastrophe development of $57.8 million compared to the prior year, partially offset by an increase of $147.6 million in current year catastrophe losses.  The $107.3 million decline in the current year attritional loss ratio was primarily due to the $60.0 million attritional losses in 2015 related to the explosions at the Chinese Port of Tianjin and the 1.1% decline in premiums earned.  The $68.2 million of favorable prior years catastrophe losses for the nine months ended September 30, 2016 related primarily to the 2015 Chilean earthquake ($24.8 million), the 2011 Japanese earthquake ($21.3 million) and the 2013 U.S. storms ($9.5 million).  The current year catastrophe losses of $219.2 million for the nine months ended September 30, 2016 related to the Fort McMurray Canada wildfire ($117.6 million), 2016 U.S. storms ($49.9 million), the Ecuador earthquake ($23.2 million), the 2016 Taiwan earthquake ($15.1 million) and Hurricane Hermine ($13.5 million).  The current year catastrophe losses of $71.6 million for the nine months ended September 30, 2015 related to the Chilean earthquake ($34.8 million), the Northern Chile storms ($20.0 million) and the New South Wales storms ($16.8 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 4.9% to $309.5 million for the three months ended September 30, 2016 compared to $295.2 million for the three months ended September 30, 2015.  Commission, brokerage, taxes and fees increased by 1.3% to $880.1 million for the nine months ended September 30, 2016 compared to $868.8 million for the nine months ended September 30, 2015.  These increases were primarily due to changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $78.6 million and $68.0 million for the three months ended September 30, 2016 and 2015, respectively.  Other underwriting expenses were $222.8 million and $188.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The increases in other underwriting expenses were mainly due to costs incurred related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.4 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and $21.4 million and $17.3 million for the nine months ended September 30, 2016 and 2015, respectively.  The increases in corporate expenses were mainly due to increased compensation and benefit expenses.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.9 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively.  Interest, fees and other bond amortization expense was $27.2 million and $27.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Income Tax Expense (Benefit).  We had income tax expenses of $25.5 million and income tax benefits of $6.1 million for the three months ended September 30, 2016 and 2015, respectively, and income tax expenses of $61.5 million and $70.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expenses for the three months ended September 30, 2016 compared to the three ended September 30, 2015 was mainly due to the decrease in losses incurred and lower capital losses.

Net Income (Loss).
Our net income was $295.4 million and $88.6 million for the three months ended September 30, 2016 and 2015, respectively.  Our net income was $622.8 million and $620.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 5.0 points to 85.6% for the three months ended September 30, 2016, compared to 90.6% for the three months ended September 30, 2015, and increased by 1.6 points to 88.9% for the nine months ended September 30, 2016, compared to 87.3% for the nine months ended September 30, 2015.  The loss ratio components decreased 6.6 points and increased 0.1 points for the three and nine months ended September 30, 2016, respectively, over the same periods last year.  The change for the three month period was mainly due to lower current year attritional losses and favorable prior year development on catastrophe losses in 2016 compared to 2015.  The commission and brokerage ratio components were comparable at 22.6% and 21.7% for the three months ended September 30, 2016 and 2015, respectively, and 22.7% and 22.2% for the nine months ended September 30, 2016 and 2015, respectively.  The other underwriting expense ratio components increased by 0.7 points and 1.0 points for the three and nine months ended September 30, 2016 over the same periods last year due primarily to the increased focus on the expansion of the insurance business.

Shareholders' Equity.
Shareholders' equity increased by $432.5 million to $8,041.1 million at September 30, 2016 from $7,608.6 million at December 31, 2015, principally as a result of $622.8 million of net income, $286.0 million of unrealized appreciation on investments, net of tax, $25.7 million of share-based compensation transactions, $17.6 million of net foreign currency translation adjustments and $3.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.0 million common shares for $379.2 million and $144.3 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 6.3% to $122.7 million for the three months ended September 30, 2016 compared to $115.4 million for the three months ended September 30, 2015, primarily due to an increase in limited partnership income.  Net investment income decreased by 1.4% to $357.9 million for the nine months ended September 30, 2016 compared to $363.0 million for the nine months ended September 30, 2015, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in income from our limited partnerships.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Fixed maturities	$100.8	$108.1	$306.1	$327.0
Equity securities	9.9	11.1	32.0	35.8
Short-term investments and cash	0.5	0.3	1.2	0.9
Other invested assets
Limited partnerships	17.1	0.4	33.9	14.0
Other	1.0	(0.2)	1.3	1.4
Gross investment income before adjustments	129.3	119.6	374.6	379.0
Funds held interest income (expense)	1.5	2.6	5.8	8.2
Future policy benefit reserve income (expense)	(0.5)	(0.3)	(1.2)	(1.4)
Gross investment income	130.3	121.9	379.1	385.8
Investment expenses	(7.6)	(6.5)	(21.2)	(22.8)
Net investment income	$122.7	$115.4	$357.9	$363.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2016	2015
Imbedded pre-tax yield of cash and invested assets	3.0%	3.0%
Imbedded after-tax yield of cash and invested assets	2.5%	2.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Annualized pre-tax yield on average cash and invested assets	2.9%	2.8%	2.9%	3.0%
Annualized after-tax yield on average cash and invested assets	2.4%	2.3%	2.4%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	2016	2015	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$15.1	$11.8	$3.3	$32.7	$37.5	$(4.8)
Losses	(9.2)	(17.0)	7.8	(40.4)	(53.3)	12.9
Total	5.9	(5.2)	11.1	(7.8)	(15.8)	8.0

Fixed maturity securities, fair value:
Gains	-	-	-	-	-	-
Losses	-	-	-	(1.9)	-	(1.9)
Total	-	-	-	(1.9)	-	(1.9)

Equity securities, market value:
Gains	-	-	-	0.1	-	0.1
Losses	-	(3.6)	3.6	-	(4.5)	4.5
Total	-	(3.6)	3.6	0.1	(4.5)	4.6

Equity securities, fair value:
Gains	7.3	5.3	2.0	14.0	18.9	(4.9)
Losses	(1.4)	(18.9)	17.5	(24.2)	(31.9)	7.7
Total	5.8	(13.6)	19.4	(10.3)	(13.0)	2.7

Total net realized capital gains (losses) from sales:
Gains	22.3	17.1	5.2	46.8	56.4	(9.6)
Losses	(10.5)	(39.5)	29.0	(66.4)	(89.7)	23.3
Total	11.6	(22.5)	34.1	(19.8)	(33.3)	13.5

Loss on sale of Subsidiary:	(28.0)	-	(28.0)	(28.0)	-	(28.0)

Other-than-temporary impairments:	(0.8)	(20.4)	19.6	(31.1)	(62.7)	31.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.1	-	0.1	1.4	0.1	1.3
Equity securities, fair value	17.5	(117.1)	134.6	36.3	(98.7)	135.0
Total	17.6	(117.1)	134.7	37.7	(98.7)	136.4

Total net realized capital gains (losses)	$0.4	$(160.0)	$160.4	$(41.2)	$(194.7)	$153.4

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $0.4 million and net realized capital losses were $160.0 million for the three months ended September 30, 2016 and 2015, respectively.  For the three months ended September 30, 2016, we recorded $17.6 million of net gains from fair value re-measurements and $11.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $28.0 million of net realized capital losses from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments.  For the three months ended September 30, 2015, we recorded $117.1 million of net losses from fair value re-measurements, $22.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.4 million of other-than-temporary impairments.  The fixed maturity and equity sales for both periods related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $41.2 million and $194.7 million for the nine months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016, we recorded $31.1 million of other-than-temporary impairments, $28.0 million of net realized capital losses from the sale of our Heartland subsidiary and $19.8 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $37.7 million of net gains from fair value re-measurements.  For the nine months ended September 30, 2015, we recorded $98.7 million of net losses from fair value re-measurements, $62.7 million of other-than-temporary impairments and $33.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The fixed maturity and equity sales for both periods related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$654.8	$601.6	$53.2	8.8%	$1,597.0	$1,615.3	$(18.3)	-1.1%
Net written premiums	678.8	511.2	167.6	32.8%	1,491.2	1,383.6	107.5	7.8%

Premiums earned	$519.2	$488.5	$30.7	6.3%	$1,479.0	$1,480.4	$(1.5)	-0.1%
Incurred losses and LAE	276.3	225.9	50.4	22.2%	732.3	699.6	32.7	4.7%
Commission and brokerage	116.7	121.1	(4.4)	-3.6%	354.6	364.0	(9.4)	-2.6%
Other underwriting expenses	14.3	13.7	0.5	4.0%	39.9	37.1	2.8	7.6%
Underwriting gain (loss)	$112.0	$127.8	$(15.8)	-12.4%	$352.2	$379.8	$(27.6)	-7.3%

				Point Chg				Point Chg
Loss ratio	53.2%	46.3%		6.9	49.5%	47.3%		2.2
Commission and brokerage ratio	22.5%	24.8%		(2.3)	24.0%	24.6%		(0.6)
Other underwriting expense ratio	2.7%	2.7%		-	2.7%	2.4%		0.3
Combined ratio	78.4%	73.8%		4.6	76.2%	74.3%		1.9

(Some amounts may not reconcile due to rounding.)
NM (not meaningful)

Premiums.  Gross written premiums increased by 8.8% to $654.8 million for the three months ended September 30, 2016 from $601.6 million for the three months ended September 30, 2015, primarily due to an increase in treaty casualty business.  Net written premiums increased by 32.8% to $678.8 million for the three months ended September 30, 2016 compared to $511.2 million for the three months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the assumption of the crop business due to the sale of Heartland and a concurrent new crop reinsurance contract.  Premiums earned increased 6.3% to $519.2 million for the three months ended September 30, 2016, compared to $488.5 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 1.1% to $1,597.0 million for the nine months ended September 30, 2016 from $1,615.3 million for the nine months ended September 30, 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums increased by 7.8% to $1,491.2 million for the nine months ended September 30, 2016 compared to $1,383.6 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the crop transaction described above.  Premiums earned decreased 0.1% to $1,479.0 million for the nine months ended September 30, 2016, compared to $1,480.4 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$263.7	50.8%		$(5.0)	-1.0%		$258.7	49.8%
Catastrophes	28.7	5.5%		(11.1)	-2.1%		17.6	3.4%
Total Segment	$292.4	56.3%		$(16.1)	-3.1%		$276.3	53.2%

2015
Attritional	$225.5	46.2%		$0.5	0.2%		$226.0	46.4%
Catastrophes	0.2	0.0%		(0.3)	-0.1%		(0.1)	-0.1%
Total Segment	$225.7	46.2%		$0.2	0.1%		$225.9	46.3%

Variance 2016/2015
Attritional	$38.2	4.6	pts	$(5.5)	(1.2)	pts	$32.7	3.4	pts
Catastrophes	28.5	5.5	pts	(10.8)	(2.0)	pts	17.7	3.5	pts
Total Segment	$66.7	10.1	pts	$(16.3)	(3.2)	pts	$50.4	6.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$736.8	49.8%		$(9.5)	-0.6%		$727.3	49.2%
Catastrophes	31.6	2.1%		(26.5)	-1.8%		5.1	0.3%
Total Segment	$768.4	51.9%		$(36.0)	-2.4%		$732.3	49.5%

2015
Attritional	$732.4	49.5%		$(24.3)	-1.6%		$708.1	47.9%
Catastrophes	0.2	0.0%		(8.8)	-0.6%		(8.5)	-0.6%
Total Segment	$732.6	49.5%		$(33.1)	-2.2%		$699.6	47.3%

Variance 2016/2015
Attritional	$4.4	0.3	pts	$14.8	1.0	pts	$19.2	1.3	pts
Catastrophes	31.4	2.1	pts	(17.7)	(1.2)	pts	13.6	0.9	pts
Total Segment	$35.8	2.4	pts	$(2.9)	(0.2)	pts	$32.7	2.2	pts

Incurred losses increased by 22.2% to $276.3 million for the three months ended September 30, 2016 compared to $225.9 million for the three months ended September 30, 2015, primarily due to a $38.2 million increase in current year attritional losses, related to the impact of the increase in premiums earned, and an increase of $28.5 million on current year catastrophe losses.  This increase was partially offset by more favorable development of $10.8 million on prior years' catastrophe losses, mainly related to the 2013 U.S. storms.  The $28.7 million of current year catastrophe losses for the three months ended September 30, 2016 related to Hurricane Hermine ($13.5 million), 2016 U.S. storms ($12.7 million), and the Fort McMurray Canada wildfire ($2.6 million).  The $0.2 million of current year catastrophe losses for the three months ended September 30, 2015 were due to the New South Wales storms.

Incurred losses increased by 4.7% to $732.3 million for the nine months ended September 30, 2016 compared to $699.6 million for the nine months ended September 30, 2015, primarily due to an increase of $31.4 million in current year catastrophe losses.  There was also more favorable development of $17.7 million on prior years' catastrophe losses and less favorable development of $14.8 million on prior years' attritional losses related to treaty casualty and marine business.  The $31.6 million of current year catastrophe losses for the nine months ended September 30, 2016 related to the 2016 U.S. storms ($19.1 million) and Hurricane Hermine ($13.5 million).  The $0.2 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the New South Wales storms.  The $26.5 million of prior years catastrophes for the nine months ended September 30, 2016 mainly related to the 2011 Japan earthquake ($12.2 million) and the 2013 U.S. storms ($9.6 million).

Segment Expenses.  Commission and brokerage expenses decreased to $116.7 million for the three months ended September 30, 2016 compared to $121.1 million for the three months ended September 30, 2015.  Commission and brokerage expenses decreased by 2.6% to $354.6 million for the nine months ended September 30, 2016 compared to $364.0 million for the nine months ended September 30, 2015.  The decreases are mainly due to the impact of quota share contracts and changes in the mix of business.

Segment other underwriting expenses increased slightly to $14.3 million for the three months ended September 30, 2016 from $13.7 million for the three months ended September 30, 2015.  Segment other underwriting expenses increased to $39.9 million for the nine months ended September 30, 2016 from $37.1 million for the nine months ended September 30, 2015.  The increases were primarily due to the impact of changes in the mix of business and higher compensation costs.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$348.8	$363.1	$(14.3)	-3.9%	$925.0	$989.9	$(64.9)	-6.6%
Net written premiums	316.2	318.5	(2.3)	-0.7%	799.9	896.9	(97.0)	-10.8%

Premiums earned	$282.4	$291.4	$(9.0)	-3.1%	$823.5	$935.2	$(111.7)	-11.9%
Incurred losses and LAE	122.2	229.0	(106.8)	-46.6%	531.6	630.8	(99.2)	-15.7%
Commission and brokerage	78.4	70.9	7.5	10.6%	209.3	226.3	(17.0)	-7.5%
Other underwriting expenses	11.0	9.1	1.9	20.8%	26.8	25.3	1.5	6.0%
Underwriting gain (loss)	$70.8	$(17.6)	$88.5	NM	$55.7	$52.9	$2.9	5.4%

				Point Chg				Point Chg
Loss ratio	43.2%	78.6%		(35.4)	64.5%	67.4%		(2.9)
Commission and brokerage ratio	27.8%	24.3%		3.5	25.4%	24.2%		1.2
Other underwriting expense ratio	3.9%	3.2%		0.7	3.3%	2.7%		0.6
Combined ratio	74.9%	106.1%		(31.2)	93.2%	94.3%		(1.1)

(Some amounts may not reconcile due to rounding.)
NM (not meaningful)

Premiums.  Gross written premiums decreased by 3.9% to $348.8 million for the three months ended September 30, 2016 compared to $363.1 million for the three months ended September 30, 2015, primarily due to a decline in Middle East business and the negative impact of $6.2 million from the movement of foreign exchange rates.  Net written premiums decreased by 0.7% to $316.2 million for the three months ended September 30, 2016 compared to $318.5 million for the three months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 3.1% to $282.4 million for the three months ended September 30, 2016 compared to $291.4 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 6.6% to $925.0 million for the nine months ended September 30, 2016 compared to $989.9 million for the nine months ended September 30, 2015, primarily due to declines in Latin American, Middle East and Asian business and the negative impact of $38.1 million from the movement of foreign exchange rates.  Net written premiums decreased by 10.8% to $799.9 million for the nine months ended September 30, 2016 compared to $896.9 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 11.9% to $823.5 million for the nine months ended September 30, 2016 compared to $935.2 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$132.6	46.9%		$-	0.0%		$132.6	46.9%
Catastrophes	20.5	7.2%		(30.9)	-10.9%		(10.4)	-3.7%
Total Segment	$153.1	54.1%		$(30.9)	-10.9%		$122.2	43.2%

2015
Attritional	$195.5	67.1%		$0.4	0.1%		$195.9	67.2%
Catastrophes	34.4	11.8%		(1.3)	-0.4%		33.1	11.4%
Total Segment	$229.9	78.9%		$(0.9)	-0.3%		$229.0	78.6%

Variance 2016/2015
Attritional	$(62.9)	(20.2)	pts	$(0.4)	(0.1)	pts	$(63.3)	(20.3)	pts
Catastrophes	(13.9)	(4.6)	pts	(29.6)	(10.5)	pts	(43.5)	(15.1)	pts
Total Segment	$(76.8)	(24.8)	pts	$(30.0)	(10.6)	pts	$(106.8)	(35.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$437.3	53.1%		$(11.2)	-1.4%		$426.1	51.7%
Catastrophes	138.7	16.8%		(33.2)	-4.0%		105.5	12.8%
Total Segment	$576.0	69.9%		$(44.4)	-5.4%		$531.6	64.5%

2015
Attritional	$565.2	60.4%		$(2.7)	-0.3%		$562.5	60.1%
Catastrophes	71.3	7.6%		(3.1)	-0.3%		68.2	7.3%
Total Segment	$636.6	68.0%		$(5.8)	-0.6%		$630.8	67.4%

Variance 2016/2015
Attritional	$(127.9)	(7.3)	pts	$(8.5)	(1.1)	pts	$(136.4)	(8.4)	pts
Catastrophes	67.4	9.2	pts	(30.1)	(3.7)	pts	37.3	5.5	pts
Total Segment	$(60.6)	1.9	pts	$(38.6)	(4.8)	pts	$(99.2)	(2.9)	pts

Incurred losses and LAE decreased by 46.6% to $122.2 million for the three months ended September 30, 2016 compared to $229.0 million for the three months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $62.9 million, mainly related to lower Latin American and Asian losses in 2016 and $29.7 million of losses from the explosion at the Chinese port of Tianjin in 2015, a decrease of $13.9 million in current year catastrophe losses and $29.6 million of more favorable development in prior years catastrophe losses.  The $20.5 million of current year catastrophe losses for the three months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($14.8 million), the 2016 Taiwan earthquake ($4.6 million), the 2016 U.S. storms ($0.6 million), and the Ecuador earthquake ($0.4 million).  The $34.4 million of current year catastrophe losses for the three months ended September 30, 2015 were primarily due to the Chilean earthquake ($34.8 million).  The 2016 favorable development in prior years catastrophe losses is related primarily to the 2015 Chilean earthquake.

Incurred losses and LAE decreased by 15.7% to $531.6 million for the nine months ended September 30, 2016 compared to $630.8 million for the nine months ended September 30, 2015, primarily due to a decrease in current year attritional losses of $127.9 million, mainly due to lower Latin American and Asian losses in 2016, more favorable development of prior year catastrophe losses of $30.1 million and the impact of the decrease in premiums earned, partially offset by an increase of $67.4 million in current year catastrophe losses.  The $138.7 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the Fort McMurray Canada wildfire ($99.2 million), the Ecuador earthquake ($23.6 million), the 2016 Taiwan earthquake ($15.3 million) and the 2016 U.S. storms ($0.6 million).  The $71.3 million of current year catastrophe losses for the nine months ended September 30, 2015 were due to the Chilean earthquake ($34.8 million), Northern Chile storms ($20.0 million) and the New South Wales storms ($16.5 million).  The 2016 favorable development in prior years catastrophe losses related primarily to the 2015 Chilean earthquake.

Segment Expenses.  Commission and brokerage increased by 10.6% to $78.4 million for the three months ended September 30, 2016 compared to $70.9 million for the three months ended September 30, 2015.  The quarter over quarter increase is due to higher contingent commission and the impact of quota share contracts.  Commission and brokerage decreased by 7.5% to $209.3 million for the nine months ended September 30, 2016 compared to $226.3 million for the nine months ended September 30, 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $11.0 million for the three months ended September 30, 2016 compared to $9.1 million for the three months ended September 30, 2015.  Segment other underwriting expenses increased slightly to $26.8 million for the nine months ended September 30, 2016 compared to $25.3 million for the nine months ended September 30, 2015.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$246.0	$271.2	$(25.2)	-9.3%	$612.7	$626.4	$(13.8)	-2.2%
Net written premiums	229.4	251.7	(22.3)	-8.9%	562.1	557.5	4.7	0.8%

Premiums earned	$215.8	$222.2	$(6.5)	-2.9%	$610.5	$616.2	$(5.8)	-0.9%
Incurred losses and LAE	127.2	154.3	(27.1)	-17.6%	348.6	372.6	(24.0)	-6.4%
Commission and brokerage	59.6	53.0	6.6	12.5%	169.4	151.4	18.1	12.0%
Other underwriting expenses	8.8	9.5	(0.7)	-7.1%	26.3	27.0	(0.8)	-2.8%
Underwriting gain (loss)	$20.1	$5.5	$14.6	NM	$66.2	$65.3	$0.9	1.4%

				Point Chg				Point Chg
Loss ratio	59.0%	69.4%		(10.4)	57.0%	60.5%		(3.5)
Commission and brokerage ratio	27.6%	23.8%		3.8	27.8%	24.6%		3.2
Other underwriting expense ratio	4.1%	4.3%		(0.2)	4.4%	4.3%		0.1
Combined ratio	90.7%	97.5%		(6.8)	89.2%	89.4%		(0.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 9.3% to $246.0 million for the three months ended September 30, 2016 compared to $271.2 million for the three months ended September 30, 2015, primarily due to lower writings through the Ireland office, as well as the negative impact of $7.4 million from the movement of foreign exchange rates.  Net written premiums decreased by 8.9% to $229.4 million for the three months ended September 30, 2016 compared to $251.7 million for the three months ended September 30, 2015, which is consistent with the change in gross written premiums.  Premiums earned decreased 2.9% to $215.8 million for the three months ended September 30, 2016 compared to $222.2 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 2.2% to $612.7 million for the nine months ended September 30, 2016 compared to $626.4 million for the nine months ended September 30, 2015, primarily due to lower casualty writings through the U.K. branch and Ireland office, as well as the negative impact of $16.1 million from the movement of foreign exchange rates, partially offset by increased casualty writings through the Bermuda office.  Net written premiums increased by 0.8% to $562.1 million for the nine months ended September 30, 2016 compared to $557.5 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned decreased 0.9% to $610.5 million for the nine months ended September 30, 2016 compared to $616.2 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$117.0	54.2%		$-	0.0%		$117.0	54.2%
Catastrophes	10.6	4.9%		(0.3)	-0.1%		10.3	4.8%
Total Segment	$127.5	59.1%		$(0.3)	-0.1%		$127.2	59.0%

2015
Attritional	$153.4	69.0%		$-	0.0%		$153.4	69.0%
Catastrophes	-	0.0%		0.9	0.4%		0.9	0.4%
Total Segment	$153.4	69.0%		$0.9	0.4%		$154.3	69.4%

Variance 2016/2015
Attritional	$(36.4)	(14.8)	pts	$-	-	pts	$(36.4)	(14.8)	pts
Catastrophes	10.6	4.9	pts	(1.2)	(0.5)	pts	9.4	4.4	pts
Total Segment	$(25.9)	(9.9)	pts	$(1.2)	(0.5)	pts	$(27.1)	(10.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$342.7	56.1%		$3.6	0.6%		$346.3	56.7%
Catastrophes	10.6	1.7%		(8.3)	-1.4%		2.3	0.3%
Total Segment	$353.3	57.8%		$(4.7)	-0.8%		$348.6	57.0%

2015
Attritional	$376.5	61.1%		$(5.2)	-0.8%		$371.3	60.3%
Catastrophes	-	0.0%		1.3	0.2%		1.3	0.2%
Total Segment	$376.5	61.1%		$(3.9)	-0.6%		$372.6	60.5%

Variance 2016/2015
Attritional	$(33.8)	(5.0)	pts	$8.8	1.4	pts	$(25.0)	(3.6)	pts
Catastrophes	10.6	1.7	pts	(9.6)	(1.6)	pts	1.0	0.1	pts
Total Segment	$(23.2)	(3.3)	pts	$(0.8)	(0.2)	pts	$(24.0)	(3.5)	pts

Incurred losses and LAE decreased by 17.6% to $127.2 million for the three months ended September 30, 2016 compared to $154.3 million for the three months ended September 30, 2015, primarily due to a decrease of $36.4 million in current year attritional losses related to changes in the mix of business, partially offset by an increase of $10.6 million in current year catastrophes losses.  The $10.6 million of current year catastrophe losses for the three months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($10.4 million) and the 2016 U.S. storms ($0.1 million).  There were no current year catastrophe losses for the three months ended September 30, 2015.

Incurred losses and LAE decreased by 6.4% to $348.6 million for the nine months ended September 30, 2016 compared to $372.6 million for the nine months ended September 30, 2015, primarily due to a decrease of $33.8 million in current year attritional losses related to changes in the mix of business and more favorable development of $9.6 million in prior years' catastrophe losses, mainly related to the 2011 Japan earthquake and the 2011 Thailand floods, partially offset by $10.6 million in current year catastrophe losses.  The $10.6 million of current year catastrophe losses for the nine months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($10.4 million) and the 2016 U.S. storms ($0.1 million).  There were no current year catastrophe losses for the nine months ended September 30, 2015.

Segment Expenses.  Commission and brokerage increased by 12.5% to $59.6 million for the three months ended September 30, 2016 compared to $53.0 million for the three months ended September 30, 2015. Commission and brokerage increased by 12.0% to $169.4 million for the nine months ended September 30, 2016 compared to $151.4 million for the nine months ended September 30, 2015.  These increases were mainly due to changes in the mix of business.

Segment other underwriting expenses decreased slightly to $8.8 million for the three months ended September 30, 2016 compared to $9.5 million for the three months ended September 30, 2015.  Segment other underwriting expenses decreased slightly to $26.3 million for the nine months ended September 30, 2016 compared to $27.0 million for the nine months ended September 30, 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Gross written premiums	$533.0	$489.1	$43.9	9.0%	$1,364.5	$1,173.0	$191.5	16.3%
Net written premiums	340.2	419.0	(78.7)	-18.8%	1,047.9	1,022.4	25.5	2.5%

Premiums earned	$354.1	$360.7	$(6.6)	-1.8%	$966.3	$888.7	$77.6	8.7%
Incurred losses and LAE	260.5	262.3	(1.8)	-0.7%	732.3	662.1	70.2	10.6%
Commission and brokerage	54.9	50.3	4.6	9.1%	146.7	127.1	19.6	15.4%
Other underwriting expenses	44.5	35.7	8.8	24.7%	129.8	99.2	30.6	30.8%
Underwriting gain (loss)	$(5.7)	$12.5	$(18.2)	-146.0%	$(42.5)	$0.3	$(42.8)	NM

				Point Chg				Point Chg
Loss ratio	73.5%	72.7%		0.8	75.8%	74.5%		1.3
Commission and brokerage ratio	15.5%	13.9%		1.6	15.2%	14.3%		0.9
Other underwriting expense ratio	12.6%	9.9%		2.7	13.4%	11.2%		2.2
Combined ratio	101.6%	96.5%		5.1	104.4%	100.0%		4.4

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 9.0% to $533.0 million for the three months ended September 30, 2016 compared to $489.1 million for the three months ended September 30, 2015.  This increase was primarily driven by increases in accident and health business, premium from the start-up of the Lloyd's syndicate and additional expansion of other insurance lines of business.  Net written premiums decreased by 18.8% to $340.2 million for the three months ended September 30, 2016 compared to $419.0 million for the three months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the transfer of the crop business to the U.S. Reinsurance segment as a result of the Heartland sale and entering into a new crop reinsurance contract.  Premiums earned decreased 1.8% to $354.1 million for the three months ended September 30, 2016 compared to $360.7 million for the three months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 16.3% to $1,364.5 million for the nine months ended September 30, 2016 compared to $1,173.0 million for the nine months ended September 30, 2015.  This increase was primarily driven by increases in accident and health business, premium from the start-up of the Lloyd's syndicate and additional expansion of other insurance lines of business.  Net written premiums increased by 2.5% to $1,047.9 million for the nine months ended September 30, 2016 compared to $1,022.4 million for the nine months ended September 30, 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the transfer of the crop business as described above.  Premiums earned increased 8.7% to $966.3 million for the nine months ended September 30, 2016 compared to $888.7 million for the nine months ended September 30, 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$256.1	72.3%		$4.3	1.2%		$260.5	73.5%
Catastrophes	-	0.0%		0.0	0.0%		0.0	0.0%
Total Segment	$256.1	72.3%		$4.3	1.2%		$260.5	73.5%

2015
Attritional	$262.9	72.9%		$(0.9)	-0.3%		$262.1	72.6%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
Total Segment	$262.9	72.9%		$(0.6)	-0.2%		$262.3	72.7%

Variance 2016/2015
Attritional	$(6.8)	(0.6)	pts	$5.2	1.5	pts	$(1.6)	0.9	pts
Catastrophes	-	-	pts	(0.2)	(0.1)	pts	(0.2)	(0.1)	pts
Total Segment	$(6.8)	(0.6)	pts	$5.0	1.4	pts	$(1.8)	0.8	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$680.7	70.4%		$13.3	1.4%		$694.1	71.8%
Catastrophes	38.4	4.0%		(0.2)	0.0%		38.2	4.0%
Total Segment	$719.1	74.4%		$13.2	1.4%		$732.3	75.8%

2015
Attritional	$630.5	70.9%		$31.5	3.6%		$662.0	74.5%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total Segment	$630.5	70.9%		$31.6	3.6%		$662.1	74.5%

Variance 2016/2015
Attritional	$50.2	(0.5)	pts	$(18.2)	(2.2)	pts	$32.1	(2.7)	pts
Catastrophes	38.4	4.0	pts	(0.3)	-	pts	38.1	4.0	pts
Total Segment	$88.6	3.5	pts	$(18.4)	(2.2)	pts	$70.2	1.3	pts

Incurred losses and LAE decreased by 0.7% to $260.5 million for the three months ended September 30, 2016 compared to $262.3 million for the three months ended September 30, 2015, mainly due to a decrease of $6.8 million in current year attritional losses related to the impact of the decline in premiums earned, partially offset by unfavorable development of $5.2 million in prior years' attritional losses related to liability business.  There were no current year catastrophe losses for the three months ended September 30, 2016 and 2015.

Incurred losses and LAE increased by 10.6% to $732.3 million for the nine months ended September 30, 2016 compared to $662.1 million for the nine months ended September 30, 2015 mainly due to an increase of $50.2 million in current year attritional losses primarily related to the impact of the increase in premiums earned and an increase of $38.4 million in current year catastrophe losses, partially offset by the impact from less unfavorable development of $18.2 million in prior years' attritional losses mainly related to runoff umbrella and construction liability business.  The $38.4 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the 2016 U.S. storms ($30.0 million) and the Fort McMurray Canada wildfire ($8.4 million).  There were no current year catastrophe losses for the nine months ended September 30, 2015.

Segment Expenses.  Commission and brokerage increased by 9.1% to $54.9 million for the three months ended September 30, 2016 compared to $50.3 million for the three months ended September 30, 2015.  Commission and brokerage increased by 15.4% to $146.7 million for the nine months ended September 30, 2016 compared to $127.1 million for the nine months ended September 30, 2015.  The increases were mainly due to changes in the mix of business.

Segment other underwriting expenses increased to $44.5 million for the three months ended September 30, 2016 compared to $35.7 million for the three months ended September 30, 2015.  Segment other underwriting expenses increased to $129.8 million for the nine months ended September 30, 2016 compared to $99.2 million for the nine months ended September 30, 2015.  The increases were primarily due to increased expenses due to the build out of our insurance platform.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,539.6 million at September 30, 2016, an increase of $863.2 million compared to $16,676.4 million at December 31, 2015.  This increase was primarily the result of $950.7 million of cash flows from operations, $341.1 million of pre-tax unrealized appreciation, $68.3 million due to fluctuations in foreign currencies, $44.5 million of unsettled securities and $33.3 million in equity adjustments of our limited partnership investments, partially offset by $379.2 million paid for share repurchases, $144.3 million paid out in dividends to shareholders, $31.1 million of other-than-temporary impairments, $38.2 million of amortization bond premium and $4.4 million in fair value re-measurements.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2016, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2016		At December 31, 2015
Fixed maturities, market value	$14,266.1	81.4%	$13,357.3	80.1%
Fixed maturities, fair value	4.0	0.0%	2.1	0.0%
Equity securities, market value	123.3	0.7%	108.9	0.7%
Equity securities, fair value	1,090.7	6.2%	1,337.7	8.0%
Short-term investments	314.5	1.8%	799.7	4.8%
Other invested assets	1,305.2	7.4%	787.0	4.7%
Cash	435.8	2.5%	283.7	1.7%
Total investments and cash	$17,539.6	100.0%	$16,676.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2016	December 31, 2015
Fixed income portfolio duration (years)	3.2	3.2
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.0%	3.0%
Imbedded end of period yield, after-tax	2.5%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015
Fixed income portfolio total return	4.2%	1.1%
Barclay's Capital - U.S. aggregate index	5.8%	0.6%

Common equity portfolio total return	6.1%	-0.9%
S&P 500 index	7.8%	1.4%

Other invested asset portfolio total return	3.9%	4.1%

The pre-tax equivalent total return for the bond portfolio was 4.9% and 1.4%, respectively, at September 30, 2016 and December 31, 2015.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $965.4 million at September 30, 2016 and $894.0 million at December 31, 2015.  At September 30, 2016, $181.0 million, or 18.7%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $102.7 million, or 10.6%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $87.2 million, or 9.0%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); and $52.1 million, or 5.4%, was receivable from Axis Reinsurance Company ("Axis"). The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,375.5 million at September 30, 2016 and $9,951.8 million at December 31, 2015.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,267.0	$2,111.9	$3,378.9	32.6%
International	928.3	1,046.6	1,974.9	19.0%
Bermuda	820.6	1,224.2	2,044.8	19.7%
Insurance	1,043.6	1,517.3	2,560.9	24.7%
Total excluding A&E	4,059.6	5,900.0	9,959.6	96.0%
A&E	313.1	102.8	415.9	4.0%
Total including A&E	$4,372.7	$6,002.8	$10,375.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,295.3	$1,912.9	$3,208.2	32.2%
International	768.9	1,045.0	1,813.9	18.2%
Bermuda	843.8	1,174.2	2,018.0	20.3%
Insurance	998.4	1,480.3	2,478.7	24.9%
Total excluding A&E	3,906.3	5,612.3	9,518.7	95.7%
A&E	234.4	198.8	433.1	4.3%
Total including A&E	$4,140.7	$5,811.1	$9,951.8	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2016	2015
Gross reserves	$415.9	$433.1
Reinsurance receivable	(126.7)	(113.5)
Net reserves	$289.2	$319.6

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at September 30, 2016, we had net asbestos loss reserves of $275.4 million, or 95.2%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.1 years at September 30, 2016.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $8,041.1 million as of September 30, 2016 from $7,608.6 million as of December 31, 2015.  This increase was the result of $622.8 million of net income, $286.0 million of unrealized appreciation on investments, $25.7 million of share-based compensation transactions, $17.6 million of net foreign currency translation adjustments and $3.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.0 million common shares for $379.2 million and $144.3 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at September 30, 2016 and December 31, 2015 was $8,041.1 million and $7,608.6 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company's capital has historically exceeded these benchmark levels.

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

During 2015 and the through the third quarter of 2016, we repurchased 4.3 million shares for $779.3 million in the open market and paid $319.4 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of September 30, 2016, we had repurchased 27.9 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $950.7 million and $801.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Additionally, these cash flows reflected net tax payments of $40.1 million and $123.2 million for the nine months ended September 30, 2016 and 2015, respectively, and net catastrophe loss payments of $103.5 million and $124.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2016 and December 31, 2015, we held cash and short-term investments of $750.3 million and $1,083.3 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $381.6 million of available liquidity at September 30, 2016.  In addition to these cash and short-term investments, at September 30, 2016, we had $900.6 million of available for sale fixed maturity securities maturing within one year or less, $6,906.7 million maturing within one to five years and $3,165.1 million maturing after five years.  Our $1,214.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2016 we had $408.9 million of net pre-tax unrealized appreciation, comprised of $515.8 million of pre-tax unrealized appreciation and $106.9 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2016, was $5,488.1 million.  As of September 30, 2016, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2016 and December 31, 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding during the first nine months of 2016 was $175.0 million for the period of February 8, 2016 to March 8, 2016.  At September 30, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $452.9 million outstanding letters of credit under tranche two.  At December 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $449.7 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,215.8 million (70% of consolidated net worth as of December 31, 2014), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2016, was $5,631.1 million.  As of September 30, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

At September 30, 2016 and December 31, 2015, Everest International Credit Facility had £165.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.03 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.6 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Interest Rate Risk.  Our $17.5 billion investment portfolio, at September 30, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,798.0 million of mortgage-backed securities in the $14,270.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $314.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2016
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,419.3	$15,002.9	$14,584.6	$14,130.0	$13,659.4
Market/Fair Value Change from Base (%)	5.7%	2.9%	0.0%	-3.1%	-6.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$697.1	$349.4	$-	$(381.9)	$(778.1)

We had $10,375.5 million and $9,951.8 million of gross reserves for losses and LAE as of September 30, 2016 and December 31, 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.2 billion, representing approximately 56.2% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$971.2	$1,092.6	$1,214.0	$1,335.4	$1,456.8
After-tax Change in Fair/Market Value	$(165.8)	$(82.9)	$-	$82.9	$165.8

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

ITEM 1A.                          RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2016	165	$181.8200	0	3,072,613
August 1 - 31, 2016	573,362	$189.6655	573,362	2,499,251
September 1 - 30, 2016	444,161	$190.9319	440,495	2,058,756
Total	1,017,688	$-	1,013,857	2,058,756

(1)      On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company's executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company's shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through November 1, 2016, the Company purchased an additional 36,756 shares for $7.1 million under the share repurchase program.

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

Dated:  November 9, 2016