Form 10-K
period 2016-12-31
EVEREST RE GROUP LTD
filed 2017-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value on June 30, 2016, the last business day of the registrant's most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $7,650,846 thousand.

At February 1, 2017, the number of shares outstanding of the registrant's common shares was 40,906,436.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2017 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2016.

EVEREST RE GROUP, LTD

TABLE OF CONTENTS
FORM 10-K

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America ("GAAP").  As used in this document, "Group" means Everest Re Group, Ltd.; "Holdings Ireland" means Everest Underwriting Group (Ireland) Limited; "Ireland Re" means Everest Reinsurance Company (Ireland), designated activity company; "Holdings" means Everest Reinsurance Holdings, Inc.; "Everest Re" means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the "Company", "we", "us", and "our" means Everest Re Group, Ltd. and its subsidiaries.

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

On December 30, 2008, Group contributed Holdings to its Irish holding company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries.  Effective July 1, 2016, the Company established a new Irish holding company, Everest Dublin Insurance Holdings Limited (Ireland) ("Everest Dublin Holdings") and contributed Ireland Re to Everest Dublin Holdings.

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

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Reinsurance Limited. ("Mt. Logan Re"). Mt. Logan Re manages separate segregated accounts whose assets and capital relate mainly to third party external investors.  The segregated account activities related to third party external investors are not included as part of the Company's financial statements.

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2016, of $6.0 billion with approximately 70% representing reinsurance and 30% representing insurance.  Shareholders' equity at December 31, 2016 was $8.1 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships.  Group's active operating subsidiaries are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re's UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2016, Bermuda Re had shareholder's equity of $3.0 billion.

•
Everest International Reinsurance, Ltd. ("Everest International"), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2016, all of Everest International's business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  In 2015, Everest International issued additional capital as part of a capital restructuring initiative within the Company to support a planned increase in international business production, which includes supporting Group's new Lloyd's of London Syndicate corporate member.  At December 31, 2016, Everest International had shareholder's equity of $2.8 billion.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2016, Everest Re had statutory surplus of $3.6 billion.

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

•
Everest International Assurance, Ltd. ("Everest Assurance"), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer.  Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation."  By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

•	Everest Denali, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in Delaware.

•	Everest Premier, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in Delaware.

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

•
Heartland, a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.  Effective August 24, 2016, the Company sold Heartland to CGB.  The operating results of Heartland for the period owned are included within the Company's financial statements.

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

Commencing in 2015 the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company received approval from Lloyd's of London to launch a new syndicate, which provides access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio in 2016 and going forward.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2016 calendar year, no single customer (ceding company or insured) generated more than 3% of the Company's gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 60%, 30% and 10% of the Company's 2016 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker's submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company's ten largest brokers accounted for an aggregate of approximately 53% of gross written premiums in 2016.  The largest broker, Marsh and McLennan, accounted for approximately 19% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 18% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs.

The Company's insurance business writes direct business targeting commercial, property and casualty.  It also writes business through brokers, surplus lines brokers and general agents.  In 2016, Arrowhead General Insurance Agency accounted for approximately 6% of the Company's gross written premium.  No other single general agent generated more than 3% of the Company's gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes foreign property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S. and Canada.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and loss adjustment expenses ("LAE") incurred, commission and brokerage expenses and other underwriting expenses.  Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.  For selected financial information regarding these segments, see ITEM 8, "Financial Statements and Supplementary Data" -  Note 17 of Notes to Consolidated Financial Statements and ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Segment Results".

Underwriting Operations.
The following five year table presents the distribution of the Company's gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda and Insurance.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2016		2015		2014		2013		2012
U.S. Reinsurance
Property
Pro Rata (1)	$495.2	8.2%	$591.3	10.0%	$665.7	11.6%	$631.2	12.1%	$313.2	7.3%
Excess	1,054.2	17.5%	1,065.3	18.1%	887.6	15.4%	648.0	12.4%	534.8	12.4%
Casualty
Pro Rata (1)	378.2	6.3%	319.9	5.4%	382.4	6.6%	342.5	6.6%	273.6	6.3%
Excess	198.2	3.3%	171.3	2.9%	218.8	3.8%	204.4	3.9%	189.1	4.4%
Total (2)	2,125.8	35.2%	2,147.9	36.5%	2,154.5	37.4%	1,826.0	35.0%	1,310.7	30.4%

International
Property
Pro Rata (1)	671.9	11.1%	699.3	11.9%	846.0	14.7%	673.4	12.9%	630.9	14.6%
Excess	337.4	5.6%	411.2	7.0%	488.1	8.5%	431.0	8.3%	365.9	8.5%
Casualty
Pro Rata (1)	111.7	1.9%	113.4	1.9%	152.9	2.7%	134.4	2.6%	102.6	2.4%
Excess	109.7	1.8%	110.4	1.9%	116.5	2.0%	111.5	2.1%	92.9	2.2%
Total (2)	1,230.7	20.4%	1,334.2	22.6%	1,603.6	27.8%	1,350.2	25.9%	1,192.3	27.7%

Bermuda
Property
Pro Rata (1)	261.1	4.3%	265.8	4.5%	252.4	4.4%	244.6	4.7%	208.3	4.8%
Excess	175.5	2.9%	165.3	2.8%	183.8	3.2%	162.6	3.1%	145.1	3.4%
Casualty
Pro Rata (1)	318.6	5.3%	281.0	4.8%	178.5	3.1%	213.9	4.1%	228.9	5.3%
Excess	135.2	2.2%	165.2	2.8%	171.7	3.0%	154.2	3.0%	152.1	3.5%
Total (2)	890.4	14.8%	877.3	14.9%	786.4	13.7%	775.4	14.9%	734.4	17.1%

Total Reinsurance
Property
Pro Rata (1)	1,428.2	23.7%	1,556.4	26.4%	1,764.1	30.6%	1,549.2	29.7%	1,152.4	26.7%
Excess	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%	1,241.6	23.8%	1,045.8	24.3%
Casualty
Pro Rata (1)	808.5	13.4%	714.3	12.1%	713.8	12.4%	690.7	13.3%	605.1	14.0%
Excess	443.1	7.3%	446.9	7.6%	507.0	8.8%	470.1	9.0%	434.1	10.1%
Total (2)	4,246.9	70.4%	4,359.4	74.0%	4,544.5	78.9%	3,951.6	75.7%	3,237.4	75.1%

Insurance
Property
Pro Rata (1)	716.4	11.9%	592.2	10.1%	414.0	7.2%	545.6	10.5%	459.2	10.7%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	1,070.6	17.7%	940.1	16.0%	804.4	14.0%	723.2	13.9%	613.9	14.2%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	1,787.0	29.6%	1,532.3	26.0%	1,218.4	21.1%	1,268.7	24.2%	1,073.1	24.9%

Total Company
Property
Pro Rata (1)	2,144.6	35.5%	2,148.6	36.5%	2,178.1	37.8%	2,094.8	40.1%	1,611.6	37.4%
Excess	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%	1,241.6	23.8%	1,045.8	24.3%
Casualty
Pro Rata (1)	1,879.1	31.1%	1,654.3	28.1%	1,518.2	26.3%	1,413.9	27.1%	1,219.1	28.3%
Excess	443.1	7.3%	446.9	7.6%	507.0	8.8%	470.1	9.0%	434.1	10.1%
Total (2)	$6,033.9	100.0%	$5,891.7	100.0%	$5,762.9	100.0%	$5,220.4	100.0%	$4,310.5	100.0%
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

In 2016, $1,374.1 million of gross written premiums were attributable to U.S. treaty property business, of which 69.2% was written on an excess of loss basis and 30.8% was written on a pro rata basis.  The Company's property underwriters utilize sophisticated underwriting methods to analyze and price property business.  The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $454.2 million of gross written premiums in 2016, of which 76.6% was written on a pro rata basis and 23.4% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers' compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The Company's facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2016, $89.9 million, $36.3 million and $12.3 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit's 2016 gross written premiums totaled $94.6 million, all of which was written on a treaty basis and majority sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2016, marine treaties represented 65.9% and consisted mainly of hull and cargo coverage.  In 2016, the marine unit's premiums were written 57.0% on an excess of loss basis and 43.0% on a pro rata basis.  Of the marine and aviation gross written premiums in 2016, aviation premiums accounted for 34.1% and included reinsurance of airline and general aviation risks.  In 2016, the aviation unit's premiums were written 93.9% on a pro rata basis and 6.1% on an excess of loss basis.

In 2016, gross written premiums of the surety unit totaled $36.9 million, 75.3% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2016, gross written premium of the A&H reinsurance unit totaled $12.9 million, of which 87.9% was written through brokers.

The Company writes assumed business with the segregated cells of Mt Logan Re which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  2016 gross written premium totaled $14.6 million which was all on a property excess of loss basis.

In 2016, 94.4% and 5.6% of the U.S. Reinsurance segment's gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company's International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore and its Lloyd's Syndicate; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re's Miami and New Jersey offices.  The Company also writes from New Jersey "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company's 2016 international gross written premiums, 82.0% represented property business, while 18.0% represented casualty business.  As with its U.S. operations, the Company's International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company's international business, 61.7% was written through brokers, with 38.3% written directly with ceding companies.

Gross written premiums of the Company's Canadian branch totaled $124.6 million in 2016 and consisted of 51.1% of excess property business, 27.1% of excess casualty business, 13.6% of pro rata casualty business and 8.2% of pro rata property business.  Of the Canadian gross written premiums, 83.9% consisted of treaty reinsurance, while 16.1% was facultative reinsurance.

The Company's Singapore branch covers the Asian markets and accounted for $140.3 million of gross written premiums in 2016 and consisted of 57.5% of excess property business, 37.3% of pro rata property business, 2.6% of excess casualty business and 2.6% of pro rata casualty business,

Gross written premium of the Company's Singapore Lloyd's Syndicate totaled $32.8 million and consisted of 97.3% property business and 2.7% casualty business.

International business written out of Everest Re's Miami and New Jersey offices accounted for $933.0 million of gross written premiums in 2016 and consisted of 61.8% of pro rata treaty property business, 16.7% of excess treaty property business, 9.7% of pro rata treaty casualty business, 8.8% of facultative property and casualty business and 3.0% of excess treaty casualty business.  Of this international business, 67.0% was sourced from Latin America, 17.0% was sourced from the Middle East, 10.2% was home-foreign business and 5.8% was sourced from Africa.

Bermuda Segment.  The Company's Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2016, Bermuda Re had gross written premiums of $461.1 million, virtually all of which was treaty reinsurance.

In 2016, the UK branch of Bermuda Re wrote $274.8 million of gross treaty reinsurance premium consisting of 30.2% of pro rata casualty business, 26.3% of pro rata property business, 25.7% of excess casualty business and 17.8% of excess property business.

In 2016, Ireland Re wrote $154.5 million of gross treaty reinsurance premium consisting of 35.2% of pro rata casualty business, 35.0% of pro rata property business, 22.2% of excess property business, and 7.6% of excess casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and through the Company's Lloyd's Syndicate.  In 2016, the Company's Insurance segment wrote $1,787.0 million of gross written premiums, of which 59.9% was casualty and 40.1% was property, principally targeting commercial property and casualty business.  Insurance business written directly through the Company's offices represented $1,132.2 million or 63.0% of the segment's premium and $654.8 million or 27.0% was written through program administrators.

The Everest Specialty Commercial unit wrote $547.9 million in premium comprised of primary and excess casualty, and sports, leisure and entertainment business of $232.7 million, direct monoline workers compensation writings of $160.6 million and property business of $154.6 million.  The Everest Specialty Underwriters unit wrote $192.6 million in premium consisting primarily of management and professional liability coverages for financial institutions and other commercial enterprises.  Everest Underwriting Partners unit wrote $526.5 million in premium comprised of $241.4 million in workers compensation program business, $118.2 million of non-standard auto business and $166.9 million of other property and casualty business.  A&H primary insurance wrote $170.7 million in premium.  In addition, $230.4 million of crop insurance was written prior to the sale of Heartland in August, 2016.  The Canadian offices wrote $74.1 million and $44.8 million was written through the Lloyd's Syndicate.

Geographic Areas.  The Company conducts its business in Bermuda, the U.S. and a number of foreign countries.  For select financial information about geographic areas, see ITEM 8, "Financial Statements and Supplementary Data" -  Note 17 of Notes to the Consolidated Financial Statements.  Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks.  For more information about the risks, see ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure".

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

Risk Management of Underwriting and Reinsurance Arrangements

Underwriting Risk and Accumulation Controls.  Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including (re)insured company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company's senior management. Management regularly reviews and revises these guidelines in response to changes in business unit product offerings, market conditions, risk versus reward analyses and the Company's enterprise and underwriting risk management processes.

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

No single computer model, or group of models, is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by (re)insureds is not uniformly compatible with the data requirements for the Company's licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

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

The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of its operations.  Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions, availability and collectability of coverage, with the aim of securing cost effective protection from financially secure counterparties. The amount of reinsurance purchased has varied over time, reflecting the Company's view of its exposures and the cost of reinsurance.

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its December 31, 2016 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company's catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company's PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of December 31, 2016:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$771	$1,213	$1,544	$1,929	$2,424	$2,882
California, Earthquake	113	527	1,050	1,665	2,204	2,701
Texas, Wind	165	477	915	1,539	2,266	2,845

The projected net economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$460	$695	$921	$1,200	$1,499	$1,805
California, Earthquake	95	397	731	1,152	1,509	1,839
Texas, Wind	130	350	620	1,017	1,497	1,886

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

At December 31, 2016, the Company had $1,018.3 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $175.0 million, or 17.2%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $129.0 million, or 12.7%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $109.4 million, or 10.7%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $78.2 million, or 7.7% was receivable from Mt. Logan Re segregated accounts and $51.1 million, or 5.0% was receivable from Federal Crop Insurance Corporation ("FCIC").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.  Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition".

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

Like many other property and casualty insurance and reinsurance companies, the Company has experienced loss development for prior accident years, which has impacted losses and LAE reserves and caused corresponding effects to income (loss) in the periods in which the adjustments were made.  There can be no assurance that adverse development from prior years will not occur in the future or that such adverse development will not have a material adverse effect on net income (loss).

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014

Gross reserves at beginning of period	$9,951.8	$9,720.8	$9,673.2
Incurred related to:
Current year	3,434.9	3,129.7	2,915.6
Prior years	(295.3)	(65.0)	(39.7)
Total incurred losses	3,139.6	3,064.7	2,875.9
Paid related to:
Current year	745.6	690.0	755.9
Prior years	2,043.0	2,180.1	2,088.8
Total paid losses	2,788.6	2,870.1	2,844.7
Foreign exchange/translation adjustment	(99.9)	(190.0)	(160.7)
Change in reinsurance receivables on unpaid losses and LAE	109.4	226.4	176.9
Gross reserves at end of period	$10,312.3	$9,951.8	$9,720.8

(Some amounts may not reconcile due to rounding.)

Incurred prior years' reserves decreased by $295.3 million, $65.0 million and $39.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease for 2016 was attributable to favorable development in the reinsurance segments of $468.7 million related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53.9 million of adverse development on A&E reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60.0 million.  At December 31, 2016, this loss was projected to be $16.7 million resulting in $43.3 million of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173.4 million of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

The decrease for 2015 was attributable to favorable development in the reinsurance segments of $217.2 million related to treaty casualty and treaty property reserves, partially offset by $152.1 million of unfavorable development in the insurance segment primarily related to umbrella program and construction liability business.

The decrease for 2014 was attributable to favorable development in the reinsurance segments of $202.4 million related to treaty casualty, treaty property and catastrophe reserves, partially offset by $137.8 million development on A&E reserves and $25.0 million of unfavorable development in the insurance segment primarily related to umbrella program and construction liability business.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2016, the Company's gross reserves for A&E claims represented 4.3% of its total reserves.  The Company's A&E liabilities stem from Mt. McKinley's direct insurance business and Everest Re's assumed reinsurance business.  Liabilities related to Mt. McKinley's direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures" and Item 8, "Financial Statements and Supplementary Data" - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company's total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Gross reserves	$441.1	$433.1	$476.2
Reinsurance receivable	(122.0)	(113.5)	(18.0)
Net reserves	$319.1	$319.6	$458.2

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

In 2016, during its normal exposure analysis, the Company increased its net A&E reserves by $53.9. million, all of which related to its assumed reinsurance business.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:
	At December 31,
(Dollars in millions)	2016	2015	2014
Balance at beginning of year	$58.9	$59.8	$59.5
Liabilities assumed	0.2	0.3	0.3
Adjustments to reserves	0.3	2.3	4.7
Benefits paid in the current year	(4.3)	(3.5)	(4.7)
Balance at end of year	$55.1	$58.9	$59.8

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

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, the Company's mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company's current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2016, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 50% of shareholders' equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company's fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company's average duration of potential liabilities, which, at December 31, 2016, is estimated at approximately 4.2 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2016 and 2015 was 3.3 years and 3.2 years, respectively.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company's consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company's net investment income was $473.1 million, $473.5 million and $530.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The slight decrease from 2015 to 2016 was primarily due to a decline in income from fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in income from limited partnerships.  The decline from 2015 to 2014 was mainly due to a decline in income from fixed maturities, reflective of lower reinvestment rates, and a decline in income from limited partnerships.

The Company had net realized capital losses for 2016 of $7.2 million.  In 2016, the Company recorded $31.6 million of other-than-temporary impairments on fixed maturity securities, $28.0 million of realized capital loss from the sale of its Heartland subsidiary and $6.7 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $59.1 million of gains due to fair value re-measurements.  In 2015, net realized capital losses were $184.1 million due to $102.2 million of other-than-temporary impairments on fixed maturity securities, $45.6 million of losses due to fair value re-measurements and $36.3 million of net realized capital losses from sales of fixed maturity and equity securities.  In 2014, net realized capital gains were $84.0 million due to $121.7 million of gains from fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments on fixed maturity securities.

The Company's cash and invested assets totaled $17.5 billion at December 31, 2016, which consisted of 85.9% fixed maturities and cash, of which 90.6% were investment grade; 6.5% equity securities and 7.6% other invested assets.  The average maturity of fixed maturity securities was 4.2 years at December 31, 2016, and their overall duration was 3.3 years.

As of December 31, 2016, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, "Financial Statements and Supplementary Data" - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company's investment portfolio includes structured commercial mortgage-backed securities ("CMBS") with a book value of $308.8 million and a market value of $306.9 million.  CMBS securities comprising more than 75% of the December 31, 2016 market value are rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's").  Furthermore, securities comprising more than 92% of the market value are rated investment grade by Standard & Poor's.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2016	$16,967.2	$473.1	2.79%	$(7.2)	$96.6
2015	16,692.8	473.5	2.84%	(184.1)	(194.0)
2014	16,487.5	530.5	3.22%	84.0	20.3
2013	16,405.7	548.5	3.34%	300.2	(467.2)
2012	16,220.9	600.2	3.70%	164.4	161.0

(1)
Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash.  Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.  Common stock, which are actively managed, are carried at fair value.

(2)	After investment expenses, excluding realized net capital gains (losses).

(3)	Included in 2016, 2015, 2014, 2013 and 2012 are fair value re-measurements of $59.1 million, ($45.6) million, $121.7 million, $258.9 million and $118.1 million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115.2	$20.4	$(5.3)	$1,130.3	$-
Obligations of U.S. states and political subdivisions	724.0	18.0	(12.0)	730.0	-
Corporate securities	5,059.4	131.7	(35.8)	5,155.3	7.9
Asset-backed securities	488.8	1.1	(1.3)	488.6	-
Mortgage-backed securities
Commercial	308.8	2.0	(3.9)	306.9	-
Agency residential	2,415.9	17.5	(27.9)	2,405.5	-
Non-agency residential	0.6	-	-	0.6	-
Foreign government securities	1,254.2	61.2	(57.2)	1,258.2	0.1
Foreign corporate securities	2,565.7	130.7	(64.4)	2,632.0	1.2
Total fixed maturity securities	$13,932.6	$382.6	$(207.8)	$14,107.4	$9.2
Equity securities	$129.6	$2.3	$(12.8)	$119.1	$-

(Some amounts may not reconcile due to rounding.)

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in millions)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805.3	$13.5	$(1.9)	$816.9	$-
Obligations of U.S. states and political subdivisions	669.9	34.0	(0.9)	703.0	-
Corporate securities	4,817.0	97.2	(109.3)	4,804.9	1.4
Asset-backed securities	470.3	0.7	(3.8)	467.2	-
Mortgage-backed securities
Commercial	264.9	4.8	(3.4)	266.3	-
Agency residential	2,313.3	25.3	(18.1)	2,320.5	-
Non-agency residential	0.9	-	-	0.9	-
Foreign government securities	1,257.0	54.4	(52.2)	1,259.2	0.1
Foreign corporate securities	2,677.6	107.2	(66.4)	2,718.4	-
Total fixed maturity securities	$13,276.2	$337.1	$(256.0)	$13,357.3	$1.5
Equity securities	$122.3	$3.3	$(16.7)	$108.9	$-

(Some amounts may not reconcile due to rounding.)

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company's fixed maturities for the periods indicated:

	At December 31,
	2016		2015
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$5,713.7	40.6%	$5,295.3	39.6%
AA	2,598.5	18.4%	2,546.4	19.1%
A	2,867.8	20.3%	2,766.5	20.7%
BBB	1,528.3	10.8%	1,416.6	10.6%
BB	806.4	5.7%	810.5	6.1%
B	401.2	2.9%	409.1	3.1%
Rated below B	48.0	0.3%	63.4	0.5%
Other	143.5	1.0%	49.5	0.3%
Total	$14,107.4	100.0%	$13,357.3	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2016		2015
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$967.0	6.9%	$1,036.0	7.8%
Due after one year through five years	6,870.1	48.7%	6,220.6	46.6%
Due after five years through ten years	2,052.7	14.6%	2,203.9	16.5%
Due after ten years	1,016.0	7.2%	841.8	6.3%
Asset-backed securities	488.6	3.5%	467.2	3.5%
Mortgage-backed securities	2,713.0	19.2%	2,587.7	19.3%
Total fixed maturity securities	$14,107.4	100.0%	$13,357.3	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 10, 2017.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Bermuda Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong )	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest Canada	A+ (Superior)	Not Rated	Not Rated
Everest Denali	Not Rated	Not Rated	Not Rated
Everest Premier	Not Rated	Not Rated	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on February 10, 2017.  Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on June 20, 2016.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on August 10, 2016.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary's customers, because of the limited nature of the subsidiary's operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the property catastrophe and casualty reinsurance lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as additional capital from the capital markets through insurance linked financial instruments.  These financial instruments, such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products is being primarily driven by the current low interest rate environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes: the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador. There are industry predictions that the catastrophe losses for 2016 may exceed the inflation-adjusted ten year average catastrophe amounts. While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

Commencing in 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, the Company received approval from Lloyd's of London to launch a new syndicate in 2016, which provided the Company access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2017, the Company employed 1,121 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Dividends.  Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts.  Group's ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries.  The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are domiciled or deemed domiciled.  The limitations are generally based upon net income (loss) and compliance with applicable policyholders' surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices.  Under Irish corporate and regulatory law, Holdings Ireland, Everest

Dublin Holdings and their subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.  As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends.

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re's, Everest International's or Everest Assurance's dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2016, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,635.1 million at December 31, 2016, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2017 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $523.5 million.

Insurance Regulation.  Bermuda Re and Everest International are not admitted to do business in any jurisdiction in the U.S.  These entities conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK.  Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation", is admitted to do business in the U.S. and Bermuda.  In Bermuda, Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re are regulated by the Insurance Act 1978 (as amended) and related regulations (the "Act").  The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International and Everest Assurance to the supervision, investigation and intervention powers of the Bermuda Monetary Authority.  Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.  Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.

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

Everest Indemnity, Everest National, Everest Security, Everest Denali and Everest Premier are subject to regulations similar to the U.S. regulations applicable to Everest Re.  In addition, these companies must comply with substantial regulatory requirements in each state where they conduct business.  These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claim handling procedures.  These regulations are primarily designed for the protection of policyholders.

Licenses.  Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico.  Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Everest Denali is licensed in Delaware.  Everest Premier is licensed in Delaware.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda.  By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation," Everest Assurance may operate in both the U.S. and Bermuda.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

Periodic Examinations.  U.S. insurance companies are subject to periodic financial examination (usually every three to five years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited.  U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.  In addition, foreign insurance companies and foreign branch offices are subject to examination and review by regulators in their various jurisdictions.  None of the reports of these examinations or reviews contained any material findings or recommendations.

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

Based on their financial positions at December 31, 2016, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

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

United Kingdom.  Bermuda Re's UK branch and the Company's Lloyd's Syndicate conduct business in the UK and are subject to taxation in the UK.  Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation.  If Bermuda Re's Bermuda operations were to become subject to UK income tax, there could be a material adverse impact on the Company's financial condition, results of operations and cash flow.

Ireland.  Holdings Ireland, Everest Dublin Holdings and Ireland Re conduct business in Ireland and are subject to taxation in Ireland.

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as occurred in the energy sector in recent years.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2016	$301.2
2015	53.8
2014	56.3
2013	194.0
2012	410.0

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  However, during the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income all years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2016	$295.3	increase
2015	65.1	increase
2014	39.7	increase
2013	18.2	increase
2012	3.7	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities.  At year-end 2016, 4.3% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

	2016	2015	2014	2013	2012
Percentage of ceded written premiums to gross written premiums	12.6%	12.0%	10.9%	4.5%	5.3%

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

According to Standard & Poor's, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $194 billion in 2015 according to data compiled by Standard & Poor's.  The leaders in this market are Munich Re, Swiss Re, Hannover Rueckversicherung AG, Berkshire Hathaway Inc., SCOR SE and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 67) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 63), Executive Vice President and Chief Financial Officer, Craig Howie (age 53), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 51), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 50) and President, North America Insurance Division, Jonathan Zaffino (age 44).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2019, subject to Mr. Taranto's annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette and Mr. Mukherjee, which have been filed with the SEC and provide for terms of employment ending on December 31, 2018 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette and January 1, 2020 for Mr. Mukherjee.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between February 2017 and September 2019.  This includes Sanjoy Mukherjee, the chief executive officer of our Bermuda reinsurance operation.

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

	At
(Dollars in millions)	December 31, 2016	% of Total
Mortgage-backed securities:
Commercial	$306.9	1.7%
Agency residential	2,405.5	13.8%
Non-agency residential	0.6	0.0%
Other asset-backed	488.6	2.8%
Total asset-backed	3,201.6	18.3%
Other fixed income	10,905.8	62.4%
Total fixed income, at market value	14,107.4	80.7%
Fixed maturities, at fair value	-	0.0%
Equity securities, at market value	119.1	0.7%
Equity securities, at fair value	1,010.1	5.8%
Other invested assets	1,333.1	7.6%
Cash and short-term investments	913.4	5.2%
Total investments and cash	$17,483.1	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2016, we wrote approximately 25.1% of our coverages in non-U.S. currencies; as of December 31, 2016, we maintained approximately 12.4% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2016, 2015 and 2014, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $27.2 million to a gain of $47.1 million.

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

As a result of the previous dislocation of the financial markets, Congress and the outgoing Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the incoming Presidential administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

As of December 31, 2016, Everest International owned 9,719,971 or 19.2% of the outstanding common shares of Group.  Under Group's bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group's common shares.

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

RISKS RELATING TO TAXATION

If U.S. tax law changes, our net income may be impacted.

For several years now, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions, as it may present a competitive advantage in comparison to domestic corporations that are subject to the U.S. corporate tax rate of 35%.  Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by

U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda.  It is possible that future legislation could be enacted that seeks to mitigate these perceived tax disadvantages between U.S. and foreign based insurers.  If any such legislation were enacted, the U.S. tax burden on our domestic operations, or on foreign business ceded from our licensed U.S. insurance subsidiaries to our non-U.S. insurance subsidiaries, could be impacted.  This would impact our net income and effective tax rate.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re's corporate offices are located in approximately 5,800 total square feet of leased office space in Hamilton, Bermuda.  The Company's other 22 locations occupy a total of approximately 181,200 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, "RE".  The quarterly high and low market prices of Group's common shares for the periods indicated were:

	2016		2015
	High	Low	High	Low
First Quarter	$197.43	$169.35	$182.62	$166.99
Second Quarter	199.27	169.21	186.29	173.10
Third Quarter	195.15	177.74	191.54	167.74
Fourth Quarter	218.38	184.24	188.82	172.19

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2017 was 324.  That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $0.95 per share for the first three quarters of 2015.  The Company declared and paid its quarterly cash dividend of $1.15 per share for the fourth quarter of 2015 and for the first three quarters of 2016.  The Company declared and paid its quarterly cash dividend of $1.25 per share for the fourth quarter of 2016.  On February 22, 2017, the Company's Board of Directors declared a dividend of $1.25 per share, payable on or before March 22, 2017 to shareholders of record on March 8, 2017.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders.  The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  See "Regulatory Matters – Dividends" and ITEM 8, "Financial Statements and Supplementary Data" - Note 14 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2016	0	$-	0	4,081,701
February 1 - 28, 2016	493,367	$185.1719	450,199	3,631,502
March 1 - 31, 2016	14,161	$185.9969	14,161	3,617,341
April 1 - 30, 2016	2,656	$185.8844	2,500	3,614,841
May 1 - 31, 2016	543,239	$184.3599	542,228	3,072,613
June 1 - 30, 2016	0	$-	0	3,072,613
July 1 - 31, 2016	165	$181.8200	0	3,072,613
August 1 - 31, 2016	573,362	$189.6655	573,362	2,499,251
September 1 - 30, 2016	444,161	$190.9319	440,495	2,058,756
October 1 - 31, 2016	36,756	$192.0696	36,756	2,022,000
November 1 - 30, 2016	567	$211.9745	0	2,022,000
December 1 - 31, 2016	1,025	$216.4150	0	2,022,000
Total	2,109,459	$-	2,059,701	2,022,000

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2011 through December 31, 2016, with the cumulative total return of the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
284.83
243.65
198.18
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/11	12/12	12/13	12/14	12/15	12/16
Everest Re Group, Ltd.	100.00	133.30	191.98	213.95	235.21	284.83
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Property & Casualty Insurance	100.00	120.11	166.10	192.25	210.57	243.65

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Operating data:
Gross written premiums	$6,033.9	$5,891.7	$5,762.9	$5,220.4	$4,310.5
Net written premiums	5,270.9	5,182.3	5,132.4	4,986.4	4,081.1
Premiums earned	5,320.5	5,292.8	5,043.7	4,736.3	4,164.6
Net investment income	473.1	473.5	530.5	548.5	600.2
Net realized capital gains (losses)	(7.2)	(184.1)	84.0	300.2	164.4
Incurred losses and loss adjustment
expenses (including catastrophes)	3,139.6	3,064.7	2,875.9	2,795.9	2,745.3
Net catastrophe losses (1)	286.0	50.7	50.1	176.6	361.1
Commission, brokerage, taxes and fees	1,188.7	1,183.6	1,121.1	975.6	952.7
Other underwriting expenses	302.7	257.1	233.1	234.1	207.7
Corporate expenses	27.2	23.3	23.4	25.8	24.0
Interest, fees and bond issue cost
amortization expense	36.2	36.2	38.5	46.1	53.7
Income (loss) before taxes	1,099.8	1,111.9	1,386.8	1,549.1	939.5
Income tax expense (benefit)	103.5	134.0	187.7	289.7	110.6
Net income (loss) (2)	996.3	977.9	1,199.2	1,259.4	829.0

EARNINGS PER COMMON SHARE:
Basic (3)	$23.85	$22.29	$26.16	$25.67	$15.85

Diluted (4)	$23.68	$22.10	$25.91	$25.44	$15.79

Dividends declared	$4.70	$4.00	$3.20	$2.19	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	59.0%	57.9%	57.0%	59.0%	65.9%
Other underwriting expense ratio	28.0%	27.2%	26.8%	25.6%	27.9%
Combined ratio (2)	87.0%	85.1%	83.8%	84.6%	93.8%

Balance sheet data (at end of period):
Total investments and cash	$17,483.1	$16,676.4	$16,880.8	$16,462.8	$16,576.2
Total assets	21,321.5	20,545.4	20,339.9	19,712.3	19,767.9
Loss and LAE reserves	10,312.3	9,951.8	9,720.8	9,673.2	10,069.1
Total debt	633.2	633.0	632.7	486.0	808.2
Total liabilities	13,246.1	12,936.8	12,888.8	12,744.1	13,034.4
Shareholders' equity	8,075.4	7,608.6	7,451.1	6,968.3	6,733.5
Book value per share (6)	197.45	178.21	166.75	146.57	130.96
_____________________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 41.3 million, 43.4 million, 45.4 million, 48.6 million, and 51.9 million for 2016, 2015, 2014, 2013, and 2012, respectively.
(4)	Based on weighted average diluted common shares outstanding of 41.8 million, 43.8 million, 45.8 million, 49.1 million and 52.1 million for 2016, 2015, 2014, 2013 and 2012, respectively.
(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 40.9 million, 42.7 million, 44.7 million, 47.5 million, and 51.4 million common shares outstanding for December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes:  the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador. There are industry predictions that the catastrophe losses for 2016 may exceed the inflation-adjusted ten year average catastrophe amounts. While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

Commencing in 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, we received approval from Lloyd's of London to launch a new syndicate in 2016 which provided us access to additional international business and new product opportunities to further diversify and broaden our insurance portfolio.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2016	2015	2014	2016/2015	2015/2014
Gross written premiums	$6,033.9	$5,891.7	$5,762.9	2.4%	2.2%
Net written premiums	5,270.9	5,182.3	5,132.4	1.7%	1.0%

REVENUES:
Premiums earned	$5,320.5	$5,292.8	$5,043.7	0.5%	4.9%
Net investment income	473.1	473.5	530.5	-0.1%	-10.7%
Net realized capital gains (losses)	(7.2)	(184.1)	84.0	-96.1%	NM
Net derivative gain (loss)	18.6	6.3	(11.6)	195.2%	-154.5%
Other income (expense)	(10.6)	88.3	32.3	-112.0%	173.2%
Total revenues	5,794.3	5,676.8	5,678.9	2.1%	0.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,139.6	3,064.7	2,875.9	2.4%	6.6%
Commission, brokerage, taxes and fees	1,188.7	1,183.6	1,121.1	0.4%	5.6%
Other underwriting expenses	302.7	257.1	233.1	17.8%	10.3%
Corporate expenses	27.2	23.3	23.4	17.1%	-0.7%
Interest, fees and bond issue cost amortization expense	36.2	36.2	38.5	0.1%	-6.1%
Total claims and expenses	4,694.5	4,564.9	4,292.1	2.8%	6.4%

INCOME (LOSS) BEFORE TAXES	1,099.8	1,111.9	1,386.8	-1.1%	-19.8%
Income tax expense (benefit)	103.5	134.0	187.7	-22.8%	-28.6%
NET INCOME (LOSS)	$996.3	$977.9	$1,199.2	1.9%	-18.5%

RATIOS:				Point Change
Loss ratio	59.0%	57.9%	57.0%	1.1	0.9
Commission and brokerage ratio	22.3%	22.4%	22.2%	(0.1)	0.2
Other underwriting expense ratio	5.7%	4.8%	4.7%	0.9	0.1
Combined ratio	87.0%	85.1%	83.9%	1.9	1.2

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2016	2015	2014	2016/2015	2015/2014
Balance sheet data:
Total investments and cash	$17,483.1	$16,676.4	$16,880.8	4.8%	-1.2%
Total assets	21,321.5	20,545.4	20,339.9	3.8%	1.0%
Loss and loss adjustment expense reserves	10,312.3	9,951.8	9,720.8	3.6%	2.4%
Total debt	633.2	633.0	632.7	0.0%	0.0%
Total liabilities	13,246.1	12,936.8	12,888.8	2.4%	0.4%
Shareholders' equity	8,075.4	7,608.6	7,451.1	6.1%	2.1%
Book value per share	197.45	178.21	166.75	10.8%	6.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 2.4% to $6,033.9 million in 2016, compared to $5,891.7 million in 2015, reflecting a $254.7 million, or 16.6%, increase in our insurance business, partially offset by a $112.6 million, or 2.6%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was mainly due to a decrease in treaty property business, a decline in international premiums related to quota share agreements and a negative impact of $74.0 million from the year over year movement in foreign exchange rates.  Net written premiums increased by 1.7% to $5,270.9 million in 2016, compared to $5,182.3 million in 2015.  The changes are consistent with the changes in gross written premiums.  Premiums earned increased by 0.5% to $5,320.5 million in 2016, compared to $5,292.8 million in 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.2% to $5,891.7 million in 2015, compared to $5,762.9 million in 2014, reflecting a $313.9 million, or 25.8%, increase in our insurance business, partially offset by a $185.1 million, or 4.1%, decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  The decline in reinsurance premiums was due mainly to decreases in treaty casualty business, reductions in the quota share agreements and a negative impact of $136.0 million from the year over year movement in foreign exchange rates.  Net written premiums increased by 1.0% to $5,182.3 million in 2015 compared to $5,132.4 million in 2014.  The increase is consistent with the increase in gross written premiums.  Premiums earned increased by 4.9% to $5,292.8 million in 2015, compared to $5,043.7 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 0.1% to $473.1 million in 2016, compared with investment income of $473.5 million in 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.8% in 2016, compared to 2.9% in 2015.  The slight decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios and lower dividends from equity securities, partially offset by higher income from our limited partnerships.

Net investment income decreased by 10.7% to $473.5 million in 2015 compared with investment income of $530.5 million in 2014.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% in 2015 compared to 3.3% in 2014.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios and a decrease in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $7.2 million and $184.1 million in 2016 and 2015, respectively, and net realized capital gains were $84.0 million in 2014.  The net realized capital losses of $7.2 million in 2016 were comprised of $31.6 million of other-than-temporary impairments, realized capital loss of $28.0 million from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $59.1 million of net gains from fair value re-measurements.  The net realized capital losses of $184.1 million in 2015 were comprised of $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gains of $84.0 million in 2014 were comprised of $121.7 million of net gains from fair value re-measurements and $1.9 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $39.5 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $18.6 million and $6.3 million in 2016 and 2015, respectively, and a net derivative loss of $11.6 million in 2014.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $10.6 million in 2016 and we recorded other income of $88.3 million and $32.3 million in 2015 and 2014, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.  The foreign exchange losses in 2016 were primarily generated from our United Kingdom operations as a result of the decline in the Great British Pound (Sterling) in relation to other major currencies resulting from the United Kingdom vote to leave the European Union.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$3,047.1	57.2%		$(208.7)	-3.9%		$2,838.4	53.3%
Catastrophes	387.9	7.3%		(86.6)	-1.6%		301.2	5.7%
Total segment	$3,435.0	64.5%		$(295.3)	-5.5%		$3,139.6	59.0%

2015
Attritional	$3,042.5	57.5%		$(31.6)	-0.6%		$3,010.9	56.9%
Catastrophes	87.2	1.6%		(33.4)	-0.6%		53.8	1.0%
Total segment	$3,129.7	59.1%		$(65.0)	-1.2%		$3,064.7	57.9%

2014
Attritional	$2,831.7	56.1%		$(12.1)	-0.3%		$2,819.6	55.8%
Catastrophes	83.9	1.7%		(27.6)	-0.5%		56.3	1.2%
Total segment	$2,915.6	57.8%		$(39.7)	-0.8%		$2,875.9	57.0%

Variance 2016/2015
Attritional	$4.6	(0.3)	pts	$(177.1)	(3.3)	pts	$(172.5)	(3.6)	pts
Catastrophes	300.7	5.7	pts	(53.2)	(1.0)	pts	247.4	4.7	pts
Total segment	$305.3	5.4	pts	$(230.3)	(4.3)	pts	$74.9	1.1	pts

Variance 2015/2014
Attritional	$210.8	1.4	pts	$(19.5)	(0.3)	pts	$191.3	1.1	pts
Catastrophes	3.3	(0.1)	pts	(5.8)	(0.1)	pts	(2.5)	(0.2)	pts
Total segment	$214.1	1.3	pts	$(25.3)	(0.4)	pts	$188.8	0.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.4% to $3,139.6 million for the year ended December 31, 2016, compared to $3,064.7 million for the year ended December 31, 2015, primarily due to an increase of $300.7 million in current year catastrophe losses, partially offset by higher favorable prior years attritional development of $177.1 million and prior years catastrophe development of $53.2 million in 2016 compared to 2015.  The $208.7 million of favorable prior years attritional loss development in 2016 was comprised of $382.4 million of favorable development on reinsurance business mainly related in the reinsurance segments, partially offset by $173.6 million in the insurance segment.  The favorable development in the reinsurance segments is primarily due to property and short-tail business in the U.S., as well as, property business in Canada, Latin America, the Middle East and Africa, partially offset by $53.9 million of adverse development on A&E.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60.0 million.  At December 31, 2016, this loss was projected to be $16.7 million resulting in $43.3 million of favorable development.  The adverse development in the insurance segment is primarily attributable to run-off construction liability and umbrella program business.  The $86.6 million of prior years' catastrophe development mainly related to the 2015 Chile earthquake, the 2011 Japan earthquake and the 2015 U.S. storms. The current year catastrophe losses of $387.9 million for the year ended December 31, 2016 related to Hurricane Matthew ($135.0 million), the Fort McMurray Canada wildfire ($115.8 million), 2016 U.S. storms ($51.6 million), the Ecuador earthquake ($23.2 million), the 2016 New Zealand earthquake ($18.9 million), the 2016 Taiwan earthquake ($15.1 million), the Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).  The current year catastrophe losses of $87.2 million for the year ended December 31, 2015 related to the 2015 Chilean earthquake ($34.8 million), the Northern Chile storms ($19.5 million), the New South Wales storms ($16.7 million) and the 2015 U.S. storms ($16.2 million).

Incurred losses and LAE increased by 6.6% to $3,064.7 million for the year ended December 31, 2015 compared to $2,875.9 million for the year ended December 31, 2014, primarily due to an increase in current year attritional losses of $210.8 million resulting primarily from the impact of the increase in premiums earned, a $60.0 million loss from the explosion at the Chinese port of Tianjin and numerous weather-related losses that did not meet our $10.0 million catastrophe threshold, partially offset by $19.5 million of more favorable prior year attritional loss development.  The $31.6 million of favorable prior years' attritional loss development is comprised of $183.7 million of favorable development in the reinsurance segments, partially offset by $152.1 million of development in the insurance segment.  The $183.7 million of favorable development related primarily to casualty and property treaty business and was net of $38.4 million of development in asbestos reserves.  The development in the insurance segment largely related to run-off umbrella program and construction liability business.  The current year catastrophe losses of $87.2 million are outlined above.  The $83.9 million of current year catastrophe losses for the year ended December 31, 2014 related to the Japan snowstorm ($27.8 million), the 2014 Chilean earthquake ($20.7 million), Hurricane Odile ($20.5 million) and the Brisbane hailstorm ($14.9 million).  The $33.4 million of favorable development on prior years' catastrophes related primarily to the 2013 German hail storms, European floods, Typhoon Fitow and U.S, storms.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 0.4% to $1,188.7 million for the year ended December 31, 2016 compared to $1,183.6 million for the year ended December 31, 2015.  The change was primarily due to the impact of the increase in premiums earned.

Commission, brokerage, taxes and fees increased by 5.6% to $1,183.6 million for the year ended December 31, 2015 compared to $1,121.1 million for the year ended December 31, 2014.  The change was primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $302.7 million, $257.1 million and $233.1 million in 2016, 2015 and 2014, respectively.  The increase in other underwriting expenses for 2016 compared to 2015 was mainly due to costs incurred related to the expansion of the insurance business.  The increase in other underwriting expenses for 2015 compared to 2014 was mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $27.2 million, $23.3 million and $23.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The increase in corporate expenses for 2016 compared to 2015 was due to higher compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was flat at $36.2 million in 2016 and 2015.

Interest, fees and other bond amortization expense was $36.2 million and $38.5 million in 2015 and 2014, respectively.  The decrease was primarily due to the combination of the maturity of $250.0 million of senior notes in October 2014, and the issuance of $400.0 million of senior notes in June 2014.

Income Tax Expense (Benefit).  We had income tax expenses of $103.5 million, $134.0 million and $187.7 million in 2016, 2015 and 2014, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits.

Net Income (Loss).
Our net income was $996.3 million, $977.9 million and $1,199.2 million in 2016, 2015 and 2014, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 1.9 points to 87.0% in 2016, compared to 85.1% in 2015.  The loss ratio components increased 1.1 points in 2016 over the same periods last year.  The change was mainly due to the increase in current year catastrophes in 2016 compared to 2015, partially offset by more favorable development on prior years attritional losses year over year.  The commission and brokerage ratio components were comparable at 22.3% in 2016 and 22.4% in 2015.  The other underwriting expense ratio components increased by 0.9 points in 2016 over the same periods last year due primarily to the increased focus on the expansion of the insurance business.

Our combined ratio increased by 1.2 points to 85.1% in 2015, compared to 83.9% in 2014.  The loss ratio components increased 0.9 points in 2015 over the same periods last year primarily due to $60.0 million of losses from the explosion at the Chinese port of Tianjin and numerous weather-related losses that did not meet our $10.0 million catastrophe threshold.  The commission and brokerage ratio components were comparable at 22.4% in 2015 and 22.2% in 2014.  The other underwriting expense ratio components were comparable at 4.8% in 2015 and 4.7% in 2014.

Shareholders' Equity.
Shareholders' equity increased by $466.8 million to $8,075.4 million at December 31, 2016 from $7,608.6 million at December 31, 2015, principally as a result of $996.3 million of net income, $72.7 million of unrealized appreciation on investments, net of tax and $37.1 million of share-based compensation transactions, partially offset by repurchases of 2.1 million common shares for $386.3 million, $195.4 million of shareholder dividends, $55.3 million of net foreign currency translation adjustments and $2.4 million of net benefit plan obligation adjustments

Shareholders' equity increased by $157.5 million to $7,608.6 million at December 31, 2015 from $7,451.1 million at December 31, 2014, principally as a result of $977.9 million of net income, share-based compensation transactions of $34.8 million and $11.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.3 million common shares for $400.1 million, $180.4 million of unrealized depreciation on investments, net of tax, $175.1 million of shareholder dividends and $111.5 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 0.1% to $473.1 million in 2016 compared to $473.5 million in 2015, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates and a decline in dividend income from equity securities, partially offset by an increase in limited partnership income.

Net investment income decreased by 10.7% to $473.5 million in 2015 compared to $530.5 million in 2014, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates, and a decrease in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Fixed maturities	$410.3	$433.1	$462.8
Equity securities	40.7	45.6	47.2
Short-term investments and cash	1.8	1.2	1.5
Other invested assets
Limited partnerships	38.6	14.4	40.9
Other	2.9	1.8	3.6
Gross investment income before adjustments	494.3	496.2	556.0
Funds held interest income (expense)	7.9	10.8	9.5
Future policy benefit reserve income (expense)	(1.6)	(1.9)	(1.7)
Gross investment income	500.5	505.0	563.8
Investment expenses	(27.4)	(31.6)	(33.3)
Net investment income	$473.1	$473.5	$530.5
	.
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2016	2015	2014
Imbedded pre-tax yield of cash and invested assets at December 31	2.9%	3.0%	3.1%
Imbedded after-tax yield of cash and invested assets at December 31	2.4%	2.6%	2.7%

Annualized pre-tax yield on average cash and invested assets	2.8%	2.9%	3.3%
Annualized after-tax yield on average cash and invested assets	2.3%	2.4%	2.7%

	2016	2015	2014
Fixed income portfolio total return	3.1%	1.1%	3.5%
Barclay's Capital - U.S. aggregate index	2.7%	0.6%	6.0%

Common equity portfolio total return	8.4%	-0.9%	10.4%
S&P 500 index	12.0%	1.4%	13.7%

Other invested asset portfolio total return	4.3%	4.1%	11.8%

The pre-tax equivalent total return for the bond portfolio was approximately 5.0%, 1.4% and 3.6%, respectively, in 2016, 2015 and 2014.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2016/2015	2015/2014
(Dollars in millions)	2016	2015	2014	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$52.8	$47.9	$36.1	$4.9	$11.8
Losses	(45.9)	(70.2)	(31.7)	24.3	(38.5)
Total	6.9	(22.3)	4.4	29.2	(26.7)

Fixed maturity securities, fair value:
Gains	0.3	-	1.3	0.3	(1.3)
Losses	(1.9)	-	(4.4)	(1.9)	4.4
Total	(1.6)	-	(3.1)	(1.6)	3.1

Equity securities, market value:
Gains	1.4	-	1.7	1.4	(1.7)
Losses	-	(6.7)	(1.2)	6.7	(5.5)
Total	1.4	(6.7)	0.4	8.1	(7.1)

Equity securities, fair value:
Gains	17.0	27.7	19.2	(10.7)	8.5
Losses	(30.5)	(35.0)	(19.1)	4.5	(15.9)
Total	(13.4)	(7.3)	0.2	(6.1)	(7.5)

Total net realized capital gains (losses) from sales:
Gains	71.6	75.6	58.3	(4.1)	17.3
Losses	(78.3)	(111.9)	(56.5)	33.6	(55.5)
Total	(6.7)	(36.3)	1.9	29.6	(38.2)

Loss on sale of Subsidiary:	(28.0)	-	-	(28.0)	-

Other-than-temporary impairments:	(31.6)	(102.2)	(39.5)	70.6	(62.7)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.4	-	(1.5)	1.4	1.5
Equity securities, fair value	57.7	(45.6)	123.2	103.3	(168.8)
Total	59.1	(45.6)	121.7	104.7	(167.3)

Total net realized capital gains (losses)	$(7.2)	$(184.1)	$84.0	$176.9	$(268.1)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $7.2 million and $184.1 million in 2016 and 2015, respectively, and net realized capital gains were $84.0 million in 2014.  In 2016, we recorded $31.6 million of other-than-temporary impairments, $28.0 million of realized capital loss from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $59.1 million of net gains from fair value re-measurements.  In 2015, we recorded $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The fixed maturity and equity sales for 2016 and 2015 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  In 2014, we recorded $121.7 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $1.9 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $39.5 million of other-than-temporary impairments.  The fixed maturity and equity sales in 2014 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S. and Canada.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$2,125.8	$2,147.9	$2,154.5	$(22.1)	-1.0%	$(6.6)	-0.3%
Net written premiums	1,970.6	1,855.9	1,983.8	114.7	6.2%	(127.9)	-6.4%

Premiums earned	$2,072.2	$1,952.7	$1,986.8	$119.5	6.1%	$(34.1)	-1.7%
Incurred losses and LAE	1,068.5	825.1	954.5	243.4	29.5%	(129.4)	-13.6%
Commission and brokerage	466.0	493.3	466.3	(27.3)	-5.5%	27.0	5.8%
Other underwriting expenses	54.1	50.1	45.6	4.0	8.0%	4.5	9.9%
Underwriting gain (loss)	$483.6	$584.3	$520.4	$(100.6)	-17.2%	$63.9	12.3%

					Point Chg		Point Chg
Loss ratio	51.6%	42.3%	48.0%		9.3		(5.7)
Commission and brokerage ratio	22.5%	25.3%	23.5%		(2.8)		1.8
Other underwriting expense ratio	2.6%	2.5%	2.3%		0.1		0.2
Combined ratio	76.7%	70.1%	73.8%		6.6		(3.7)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 1.0% to $2,125.8 million in 2016 from $2,147.9 million in 2015, primarily due to a decrease in treaty property business, partially offset by an increase in treaty casualty business.  Net written premiums increased by 6.2% to $1,970.6 million in 2016 compared to $1,855.9 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the assumption of the crop business due to the sale of Heartland and a concurrent new crop reinsurance contract.  Premiums earned increased 6.1% to $2,072.2 million in 2016, compared to $1,952.7 million in 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 0.3% to $2,147.9 million in 2015 from $2,154.5 million in 2014, primarily due to a decrease in treaty casualty business resulting from the cancellation of some contracts.  Net written premiums decreased by 6.4% to $1,855.9 million in 2015 compared to $1,983.8 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned decreased 1.7% to $1,952.7 million in 2015 compared to $1,986.8 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$1,096.0	52.9%		$(126.4)	-6.1%		$969.7	46.8%
Catastrophes	134.1	6.5%		(35.3)	-1.7%		98.8	4.8%
Total segment	$1,230.1	59.4%		$(161.6)	-7.8%		$1,068.5	51.6%

2015
Attritional	$940.6	48.2%		$(123.1)	-6.3%		$817.5	41.9%
Catastrophes	16.7	0.9%		(9.2)	-0.5%		7.6	0.4%
Total segment	$957.4	49.1%		$(132.3)	-6.8%		$825.1	42.3%

2014
Attritional	$933.3	47.0%		$24.5	1.2%		$957.8	48.2%
Catastrophes	12.5	0.6%		(15.8)	-0.8%		(3.3)	-0.2%
Total segment	$945.8	47.6%		$8.7	0.4%		$954.5	48.0%

Variance 2016/2015
Attritional	$155.4	4.7	pts	$(3.3)	0.2	pts	$152.2	4.9	pts
Catastrophes	117.4	5.6	pts	(26.1)	(1.2)	pts	91.2	4.4	pts
Total segment	$272.8	10.3	pts	$(29.4)	(1.0)	pts	$243.4	9.3	pts

Variance 2015/2014
Attritional	$7.3	1.2	pts	$(147.6)	(7.5)	pts	$(140.3)	(6.3)	pts
Catastrophes	4.2	0.3	pts	6.6	0.3	pts	10.9	0.6	pts
Total segment	$11.6	1.5	pts	$(141.0)	(7.2)	pts	$(129.4)	(5.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 29.5% to $1,068.5 million in 2016 compared to $825.1 million in 2015, primarily due to an increase of $155.4 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and the impact of the new crop reinsurance contract effective upon the sale of Heartland, and $117.4 million in current year catastrophe losses.  The $126.4 million of favorable prior years attritional loss development in 2016 is primarily due to U.S property and marine business, partially offset by $47.1 million of adverse development on A&E reserves.  There was also an increase in favorable development of $26.1 million on prior years' catastrophe losses in 2016 compared to 2015.  The $35.3 million of favorable development on prior years catastrophes in 2016 mainly related to the 2011 Japan earthquake ($15.5 million), the 2015 U.S. storms ($11.6 million) and the 2013 U.S. storms ($9.6 million).  The $134.1 million of current year catastrophe losses in 2016 related to Hurricane Matthew ($86.2 million), the 2016 U.S. storms ($20.4 million), 2016 Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).  The $16.7 million of current year catastrophe losses in 2015 were mainly due to the US storms ($16.2 million).

Incurred losses decreased by 13.6% to $825.1 million in 2015 compared to $954.5 million in 2014, primarily due to an increase in favorable development of $147.6 million on prior year attritional losses in 2015 compared to 2014 related to treaty property, treaty casualty, marine lines of business and less year over year development on A&E reserves.  This favorable development was partially offset by the increase in current year attritional losses of $7.3 million resulting primarily from $14.2 million related to the explosion at the Chinese port of Tianjin.  Current year catastrophe losses for 2015 are outlined above.  The $12.5 million of current year catastrophe losses in 2014 related to the Japan snowstorm ($7.8 million) and Hurricane Odile ($4.7 million).

Segment Expenses.  Commission and brokerage expenses decreased by 5.5% to $466.0 million in 2016 compared to $493.3 million in 2015.  The decrease is mainly due to the impact of the new crop reinsurance contract effective upon the sale of Heartland, the impact of quota share contracts and changes in the mix of business.  Segment other underwriting expenses increased to $54.1 million in 2016 from $50.1 million in 2015.  The increase was primarily due to the impact of changes in the mix of business and higher compensation costs.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$1,230.7	$1,334.2	$1,603.6	$(103.5)	-7.8%	$(269.4)	-16.8%
Net written premiums	1,082.7	1,209.0	1,336.6	(126.3)	-10.4%	(127.7)	-9.6%

Premiums earned	$1,119.1	$1,251.1	$1,310.9	$(132.0)	-10.6%	$(59.8)	-4.6%
Incurred losses and LAE	486.6	749.9	748.2	(263.3)	-35.1%	1.7	0.2%
Commission and brokerage	283.4	298.2	306.2	(14.7)	-4.9%	(8.0)	-2.6%
Other underwriting expenses	35.5	34.3	34.6	1.2	3.5%	(0.3)	-0.9%
Underwriting gain (loss)	$313.6	$168.7	$221.9	$144.9	85.9%	$(53.2)	-24.0%

					Point Chg		Point Chg
Loss ratio	43.5%	60.0%	57.1%		(16.5)		2.9
Commission and brokerage ratio	25.3%	23.8%	23.4%		1.5		0.4
Other underwriting expense ratio	3.2%	2.7%	2.6%		0.5		0.1
Combined ratio	72.0%	86.5%	83.1%		(14.5)		3.4

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 7.8% to $1,230.7 million in 2016 compared to $1,334.2 million in 2015, primarily due to declines in Latin American, Middle East and Asian business and the negative impact of $40.7 million from the movement of foreign exchange rates.  Net written premiums decreased by 10.4% to $1,082.7 million in 2016 compared to $1,209.0 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 10.6% to $1,119.1 million in 2016 compared to $1,251.1 million in 2015.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 16.8% to $1,334.2 million in 2015 compared to $1,603.6 million in 2014, primarily due to declines in Latin American and Asian business, reductions in premiums related to quota share agreements and the negative impact of $86.8 million from the movement of foreign exchange rates.  Net written premiums decreased by 9.6% to $1,209.0 million in 2015 compared to $1,336.6 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned decreased 4.6% to $1,251.1 million in 2015 compared to $1,310.9 million in 2014.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$576.2	51.5%		$(224.8)	-20.1%		$351.4	31.4%
Catastrophes	178.8	16.0%		(43.7)	-3.9%		135.2	12.1%
Total segment	$755.0	67.5%		$(268.5)	-24.0%		$486.6	43.5%

2015
Attritional	$721.3	57.7%		$(31.4)	-2.5%		$689.9	55.2%
Catastrophes	70.5	5.6%		(10.5)	-0.8%		60.0	4.8%
Total segment	$791.8	63.3%		$(41.9)	-3.3%		$749.9	60.0%

2014
Attritional	$709.5	54.2%		$(20.4)	-1.6%		$689.2	52.6%
Catastrophes	71.1	5.4%		(12.1)	-0.9%		59.0	4.5%
Total segment	$780.6	59.6%		$(32.5)	-2.5%		$748.2	57.1%

Variance 2016/2015
Attritional	$(145.1)	(6.2)	pts	$(193.4)	(17.6)	pts	$(338.5)	(23.8)	pts
Catastrophes	108.3	10.4	pts	(33.2)	(3.1)	pts	75.2	7.3	pts
Total segment	$(36.8)	4.2	pts	$(226.6)	(20.7)	pts	$(263.3)	(16.5)	pts

Variance 2015/2014
Attritional	$11.8	3.5	pts	$(11.0)	(0.9)	pts	$0.7	2.6	pts
Catastrophes	(0.6)	0.2	pts	1.6	0.1	pts	1.0	0.3	pts
Total segment	$11.2	3.7	pts	$(9.4)	(0.8)	pts	$1.7	2.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 35.1% to $486.6 million in 2016 compared to $749.9 million in 2015, primarily due to more favorable development on prior year attritional losses of $193.4 million, a decrease in current year attritional losses of $145.1 million, mainly due to lower Canadian, Latin American, Middle Eastern and African losses in 2016 and  the impact of the decrease in premiums earned, as well as more favorable development of prior year catastrophe losses of $33.2 million, partially offset by an increase of $108.3 million in current year catastrophe losses.  The $224.8 million of favorable development on prior years attritional losses was mainly related to property business. The $178.8 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($97.5 million), Hurricane Matthew ($27.4 million), the Ecuador earthquake ($23.6 million), the 2016 Taiwan earthquake ($15.2 million) and the New Zealand earthquake ($14.0 million).  The $70.5 million of current year catastrophe losses in 2015 were due to the Chilean earthquake ($34.8 million), Northern Chile storms ($19.5 million) and the New South Wales storms ($16.2 million).  The 2016 favorable development on prior years catastrophe losses related primarily to the 2015 Chilean earthquake.

Incurred losses and LAE increased by 0.2% to $749.9 million in 2015 compared to $748.2 million in 2014, primarily due to the increase in current year attritional losses of $11.8 million, mainly related to $29.7 million of losses from the explosion at the Chinese port of Tianjin, partially offset by the decline in premiums earned.  This increase in current year attritional reserves was mostly offset by $11.0 million of favorable prior years' development in 2015 compared to 2014 mainly related to Latin American and Canadian business.  Current year catastrophe losses for 2015 are outlined above.  The $71.1 million of current year catastrophe losses in 2014 were due to the 2014 Chilean earthquake ($20.7 million), Japan snowstorm ($20.0 million), Hurricane Odile ($15.4 million) and the Brisbane hailstorm ($14.9 million).

Segment Expenses.  Commission and brokerage decreased by 4.9% to $283.4 million in 2016 compared to $298.2 million in 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned.  Segment other underwriting expenses increased slightly to $35.5 million in 2016 compared to $34.3 million in 2015.

Commission and brokerage decreased by 2.6% to $298.2 million in 2015 compared to $306.2 million in 2014.  The decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $34.3 million in 2015 compared to $34.6 million in 2014.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$890.4	$877.3	$786.4	$13.0	1.5%	$90.9	11.6%
Net written premiums	831.9	791.6	744.7	40.3	5.1%	46.9	6.3%

Premiums earned	$838.0	$822.4	$715.7	$15.6	1.9%	$106.7	14.9%
Incurred losses and LAE	461.9	456.4	361.8	5.5	1.2%	94.7	26.2%
Commission and brokerage	234.0	216.0	198.8	18.0	8.3%	17.1	8.6%
Other underwriting expenses	36.3	36.0	34.9	0.3	0.8%	1.1	3.1%
Underwriting gain (loss)	$105.7	$113.9	$120.2	$(8.2)	-7.2%	$(6.2)	-5.2%

					Point Chg		Point Chg
Loss ratio	55.1%	55.4%	50.5%		(0.3)		4.9
Commission and brokerage ratio	27.9%	26.3%	27.8%		1.6		(1.5)
Other underwriting expense ratio	4.4%	4.4%	4.9%		-		(0.5)
Combined ratio	87.4%	86.1%	83.2%		1.3		2.9

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 1.5% to $890.4 million in 2016 compared to $877.3 million in 2015, primarily due to an increased casualty writings through the Bermuda office, partially offset by lower casualty writings through the Ireland office and the negative impact of $31.1 million from the movement of foreign exchange rates.  Net written premiums increased by 5.1% to $831.9 million in 2016 compared to $791.6 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums was due to varying utilization of reinsurance.  Premiums earned increased 1.9% to $838.0 million in 2016 compared to $822.4 million in 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 11.6% to $877.3 million in 2015 compared to $786.4 million in 2014, primarily due to increased property and casualty writings through the Bermuda, Ireland and UK offices, partially offset by the negative impact of $44.1 million from the movement of foreign exchange rates.  Net written premiums increased by 6.3% to $791.6 million in 2015 compared to $744.7 million in 2014.  The difference between the change in gross written premiums compared to the change in net written premiums was due to a higher utilization of reinsurance.  Premiums earned increased 14.9% to $822.4 million in 2015 compared to $715.7 million in 2014.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$475.1	56.7%		$(31.2)	-3.7%		$443.8	53.0%
Catastrophes	25.5	3.0%		(7.5)	-0.9%		18.1	2.1%
Total segment	$500.6	59.7%		$(38.7)	-4.6%		$461.9	55.1%

2015
Attritional	$499.4	60.7%		$(29.2)	-3.6%		$470.2	57.1%
Catastrophes	-	0.0%		(13.8)	-1.7%		(13.8)	-1.7%
Total segment	$499.4	60.7%		$(43.0)	-5.3%		$456.4	55.4%

2014
Attritional	$402.4	56.3%		$(41.2)	-5.8%		$361.3	50.5%
Catastrophes	0.3	0.0%		0.2	0.0%		0.5	0.0%
Total segment	$402.7	56.3%		$(41.0)	-5.8%		$361.8	50.5%

Variance 2016/2015
Attritional	$(24.3)	(4.0)	pts	$(2.0)	(0.1)	pts	$(26.4)	(4.1)	pts
Catastrophes	25.5	3.0	pts	6.3	0.8	pts	31.9	3.8	pts
Total segment	$1.2	(1.0)	pts	$4.3	0.7	pts	$5.5	(0.3)	pts

Variance 2015/2014
Attritional	$97.0	4.4	pts	$12.0	2.2	pts	$109.0	6.6	pts
Catastrophes	(0.3)	-	pts	(14.0)	(1.7)	pts	(14.3)	(1.7)	pts
Total segment	$96.7	4.4	pts	$(2.0)	0.5	pts	$94.7	4.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.2% to $461.9 million in 2016 compared to $456.4 million in 2015, primarily due to an increase of $25.5 million in current year catastrophe losses, partially offset by a decrease of $24.3 million in current year attritional losses mainly related to changes in the mix of business and the higher losses in 2015 due to the explosion at the Chinese port of Tianjin.  The $25.5 million of current year catastrophe losses in 2016 were due to Hurricane Matthew ($10.3 million), the Fort McMurray Canada wildfire ($10.0 million) and the 2016 New Zealand earthquake ($5.0 million).  There were no current year catastrophe losses in 2015.

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

Segment Expenses.  Commission and brokerage increased by 8.3% to $234.0 million in 2016 compared to $216.0 million in 2015.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $36.3 million in 2016 compared to $36.0 million in 2015.

Commission and brokerage increased by 8.6% to $216.0 million in 2015 compared to $198.8 million in 2014.  The rise was primarily due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $36.0 million in 2015 compared to $34.9 million in 2014.  The increase was primarily due to the impact of the increases in premiums earned.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2016/2015		2015/2014
(Dollars in millions)	2016	2015	2014	Variance	% Change	Variance	% Change
Gross written premiums	$1,787.0	$1,532.3	$1,218.4	$254.7	16.6%	$313.9	25.8%
Net written premiums	1,385.7	1,325.9	1,067.3	59.8	4.5%	258.6	24.2%

Premiums earned	$1,291.2	$1,266.7	$1,030.3	$24.6	1.9%	$236.4	22.9%
Incurred losses and LAE	1,122.7	1,033.3	811.4	89.4	8.7%	221.9	27.3%
Commission and brokerage	205.3	176.2	149.8	29.1	16.5%	26.4	17.7%
Other underwriting expenses	176.8	136.7	118.0	40.1	29.4%	18.7	15.8%
Underwriting gain (loss)	$(213.5)	$(79.5)	$(48.9)	$(134.0)	168.6%	$(30.6)	62.5%

					Point Chg		Point Chg
Loss ratio	86.9%	81.6%	78.8%		5.3		2.8
Commission and brokerage ratio	15.9%	13.9%	14.5%		2.0		(0.6)
Other underwriting expense ratio	13.7%	10.8%	11.4%		2.9		(0.6)
Combined ratio	116.5%	106.3%	104.7%		10.2		1.6

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 16.6% to $1,787.0 million in 2016 compared to $1,532.3 million in 2015.  This increase was primarily driven by expansion of various insurance lines of business, increases in accident and health business and premium from the start-up of the Lloyd's Syndicate.  Net written premiums increased by 4.5% to $1,385.7 million in 2016 compared to $1,325.9 million in 2015.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the transfer of the crop business to the U.S. Reinsurance segment as a result of the Heartland sale.  Premiums earned increased 1.9% to $1,291.2 million in 2016 compared to $1,266.7 million in 2015.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2016
Attritional	$899.9	69.7%		$173.6	13.4%		$1,073.5	83.1%
Catastrophes	49.4	3.8%		(0.2)	0.0%		49.2	3.8%
Total segment	$949.3	73.5%		$173.4	13.4%		$1,122.7	86.9%

2015
Attritional	$881.2	69.6%		$152.1	12.0%		$1,033.2	81.6%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$881.2	69.6%		$152.2	12.0%		$1,033.3	81.6%

2014
Attritional	$786.5	76.4%		$24.9	2.4%		$811.3	78.8%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$786.5	76.4%		$25.0	2.4%		$811.4	78.8%

Variance 2016/2015
Attritional	$18.7	0.1	pts	$21.5	1.4	pts	$40.3	1.5	pts
Catastrophes	49.4	3.8	pts	(0.3)	-	pts	$49.1	3.8	pts
Total segment	$68.1	3.9	pts	$21.2	1.4	pts	$89.4	5.3	pts

Variance 2015/2014
Attritional	$94.7	(6.8)	pts	$127.2	9.6	pts	$221.9	2.8	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$94.7	(6.8)	pts	$127.2	9.6	pts	$221.9	2.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.7% to $1,122.7 million in 2016 compared to $1,033.3 million in 2015 mainly due to an increase of $49.4 million in current year catastrophe losses, an increase of $21.5 million in prior years' attritional losses mainly related to run-off construction liability and umbrella program business and an increase of $18.7 million in current year attritional losses primarily related to the impact of the increase in premiums earned.  The $49.4 million of current year catastrophe losses in 2016 were due to the 2016 U.S. storms ($30.0 million), Hurricane Matthew ($11.0 million) and the Fort McMurray Canada wildfire ($8.4 million).  There were no current year catastrophe losses in 2015.

Incurred losses and LAE increased by 27.3% to $1,033.3 million in 2015 compared to $811.4 million in 2014, mainly due to an increase of $127.2 million in prior years' attritional losses related to run-off umbrella program and construction liability business and an increase of $94.7 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  There were no current year catastrophe losses in 2015 and 2014.

Segment Expenses.  Commission and brokerage increased by 16.5% to $205.3 million in 2016 compared to $176.2 million in 2015.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased to $176.8 million in 2016 compared to $136.7 million in 2015.  The increase was primarily due to increased expenses due to the build out of our insurance platform.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2016, we had reinsurance reserves of $7,295.7 million and insurance loss reserves of $3,016.6 million, of which $331.9 million and $109.2 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets' reinsurance mechanisms, are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances.  As of December 31, 2016 and 2015, the reserve for uncollectible balances was $15.0 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, "Financial Statements and Supplementary Data" -  Note 11 of Notes to the Consolidated Financial Statements and "Financial Condition – Reinsurance Receivables" below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2016	2015	2014
U.S. Reinsurance	$385.5	$372.5	$388.3
International	235.4	243.9	239.8
Bermuda	258.4	253.4	208.4
Total	$879.3	$869.8	$836.5

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities ("CMBS") are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.5% of the portfolio, that are either valued by brokers or an investment advisor or in limited circumstances when broker prices are not available for private placement, we will value the securities using comparable market information.  At December 31, 2016 and 2015, our investment portfolio included $917.0 million and $765.5 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with "as of" dates from one month to one quarter prior to our financial statement date.

At December 31, 2016, we had net unrealized gains, net of tax, of $115.6 million compared to $42.8 million at December 31, 2015.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer's market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management's assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, "Financial Statements and Supplementary Data" - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $17,483.1 million at December 31, 2016, an increase of $806.7 million compared to $16,676.4 million at December 31, 2015.  This increase was primarily the result of $1,373.0 million of cash flows from operations, $96.6 million of pre-tax unrealized appreciation, $37.9 million in equity adjustments of our limited partnership investments, $9.4 million of unsettled securities and $2.2 million in fair value re-measurements, partially offset by $386.3 million paid for share repurchases, $96.7 million due to fluctuations in foreign currencies, $195.4 million paid out in dividends to shareholders, $49.2 million of amortization bond premium and 31.6 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2016, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 50% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2016		2015
Fixed maturities, market value	$14,107.4	80.7%	$13,357.3	80.1%
Fixed maturities, fair value	-	0.0%	2.1	0.0%
Equity securities, market value	119.1	0.7%	108.9	0.7%
Equity securities, fair value	1,010.1	5.8%	1,337.7	8.0%
Short-term investments	431.5	2.5%	799.7	4.8%
Other invested assets	1,333.1	7.6%	787.0	4.7%
Cash	481.9	2.7%	283.7	1.7%
Total investments and cash	$17,483.1	100.0%	$16,676.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2016	2015
Fixed income portfolio duration (years)	3.3	3.2
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	2.9%	3.0%
Imbedded end of period yield, after-tax	2.4%	2.6%

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,018.3 million at December 31, 2016 and $894.0 million at December 31, 2015.  At December 31, 2016, $175.0 million, or 17.2%, was receivable from Resolution Group; $129.0 million, or 12.7%, was receivable from C.V. Starr; $109.4 million, or 10.7%, was receivable from Zurich; $78.2 million, or 7.7%, was receivable from Mt. Logan Re segregated accounts and $51.1 million, or 5.0%, was receivable from FCIC.  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,312.3 million and $9,951.8 million at December 31, 2016 and 2015, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,316.3	$2,033.9	$3,350.3	32.5%
International	893.5	850.3	1,743.8	16.9%
Bermuda	770.0	1,189.0	1,959.1	19.0%
Insurance	1,018.5	1,799.5	2,818.1	27.3%
Total excluding A&E	3,998.4	5,872.8	9,871.2	95.7%
A&E	293.5	147.6	441.1	4.3%
Total including A&E	$4,291.9	$6,020.4	$10,312.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2015
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,295.3	$1,912.9	$3,208.2	32.2%
International	768.9	1,045.0	1,813.9	18.2%
Bermuda	843.8	1,174.2	2,018.0	20.3%
Insurance	998.4	1,480.3	2,478.7	24.9%
Total excluding A&E	3,906.3	5,612.3	9,518.7	95.7%
A&E	234.4	198.8	433.1	4.3%
Total including A&E	$4,140.7	$5,811.1	$9,951.8	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2016
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,350.3	-13.4%	$2,902.7	13.4%	$3,797.9
International	1,743.8	-10.1%	1,567.6	10.1%	1,920.0
Bermuda	1,959.1	-10.3%	1,756.6	10.3%	2,161.5
Insurance	2,818.1	-18.8%	2,288.3	18.8%	3,347.8
Total Gross Reserves (excluding A&E)	9,871.2	-10.2%	8,862.9	10.2%	10,879.5
A&E (All Segments)	441.1	-13.7%	380.7	13.7%	501.5
Total Gross Reserves	$10,312.3	-10.1%	9,270.7	10.1%	11,353.9

(Some amounts may not reconcile due to rounding.)

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 10.1% to minus 18.8% for the low range and from plus 10.1% to plus 18.8% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, management's best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Gross reserves	$441.1	$433.1	$476.2
Reinsurance receivable	(122.0)	(113.5)	(18.0)
Net reserves	$319.1	$319.6	$458.2

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2016, we had net asbestos loss reserves of $303.6 million, or 95.2%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.4 years at December 31, 2016.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $8,075.4 million as of December 31, 2016 from $7,608.6 million as of December 31, 2015.  This increase was the result of $996.3 million of net income, $72.7 million of unrealized appreciation on investments, net of tax and $37.1 million of share-based compensation transactions, partially offset by repurchases of 2.1 million common shares for $386.3 million, $195.4 million of shareholder dividends, $55.3 million of net foreign currency translation adjustments and $2.4 million of net benefit plan obligation adjustments.

Our shareholders' equity increased to $7,608.6 million as of December 31, 2015 from $7,451.1 million as of December 31, 2014.  This increase was the result of $977.9 million of net income, share-based compensation transactions of $34.8 million and $11.9 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.3 million common shares for $400.1 million, $180.4 million of unrealized depreciation on investments, net of tax, $175.1 million of shareholder dividends and $111.5 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at December 31, 2016 and December 31, 2015 was $8,075.4 million and $7,608.6 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2016 (3)	2015 (3)	2016	2015
Regulatory targeted capital	$-	$2,079.0	$1,411.4	$1,355.7
Actual capital	$2,702.6	$2,632.4	$3,635.1	$3,210.9
(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2016 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2016 actual capital will exceed the targeted capital level.

Our financial strength ratings as determined by A.M. Best, Standard & Poor's and Moody's are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons.  We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  See also ITEM 1, Business – "Financial Strength Ratings".

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

During 2016, we repurchased 2.1 million shares for $386.3 million in the open market and paid $195.4 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  During 2015, we repurchased 2.3 million shares for $400.1 million in the open market and paid $175.1 million in dividends.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of December 31, 2016, we had repurchased 28.0 million shares under this authorization.

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

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,373.0 million, $1,096.6 million and $1,054.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Additionally, these cash flows reflected net tax payments of $42.6 million, $164.9 million and $153.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and net catastrophe loss payments of $206.0 million, $167.7 million and $318.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2016 and December 31, 2015, we held cash and short-term investments of $913.4 million and $1,083.3 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $378.9 million of available liquidity at December 31, 2016.  In addition to these cash and short-term investments, at December 31, 2016, we had $967.0 million of available for sale fixed maturity securities maturing within one year or less, $6,870.1 million maturing within one to five years and $3,068.7 million maturing after five years.  Our $1,129.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2016 we had $164.3 million of net pre-tax unrealized appreciation, comprised of $384.9 million of pre-tax unrealized appreciation and $220.6 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity but more importantly provide for up to $600.0 million and £140.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2016, was $5,584.4 million.  As of December 31, 2016, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2016 and December 31, 2015, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  The highest amount outstanding during 2016 was $175.0 million for the period of February 8, 2016 to March 8, 2016.  At December 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $478.2 million outstanding letters of credit under tranche two.  At December 31, 2015, the Group Credit Facility had no outstanding letters of credit under tranche one and $449.7 million outstanding letters of credit under tranche two.

Effective November 9, 2016, Everest International renewed its credit facility with Lloyd's of London Bank ("Everest International Credit Facility").  The Everest International Credit Facility has a four year term and provides up to £140.0 million for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2016, was $5,584.4 million.  As of December 31, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2016 and 2015, Everest International Credit Facility had £130.6 million and £165.0 million outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.8 million for December 31, 2016 and 2015.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its December 31, 2016 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance, of $1,544.0 million.  See also table under ITEM 1, "Business - Risk Management of Underwriting and Retrocession Arrangements".

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $921.0 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Information Technology.  Our information technology is a key component of our business operations and is supported by a team of knowledgeable professionals.  The majority of our information technology platform is located at our service processing center in New Jersey but processing is performed at the office locations of our operating subsidiaries and branches.  In addition, our main-frame processing is performed by a third party vendor at a separate location.  We have implemented procedures that ensures that our key business systems are protected (or secured) and data is backed up and stored at off-site locations so that they can be restored promptly if necessary.  We have documented business continuity plans and disaster recovery plans to provide uninterrupted technology services for major systems outages with alternative secure data centers available in case of broader outages.

Our business operations depend on the proper functioning and availability of our information technology platform, which includes data processing and related electronic communications.  We communicate electronically internally and with our brokers, program managers, clients and third party vendors.  Some of these electronic communications involve personal, confidential and proprietary information.  We seek to ensure that all of our systems, data and electronic transmissions are appropriately protected from cybersecurity attacks with the latest technology safeguards.  These include, but are not limited to, requiring an independent assessment of outside vendor's computing environment relative to the services they are providing us.

Despite these safeguards, a significant cyber incident, including system failure, security breach and disruption by malware or other damage could interrupt or delay our operations.  This type of incident may result in a violation of applicable privacy and other laws.  Management is not aware of a cybersecurity incident that has had a material impact on our operations.

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
4.868% Senior notes	$400.0	$-	$-	$-	$400.0
6.6% Long term notes	238.6	-	-	-	238.6
Interest expense (1)	1,330.7	35.2	70.4	70.4	1,154.6
Employee benefit plans	59.6	3.0	10.7	7.8	38.0
Operating lease agreements	91.2	14.8	31.1	21.5	23.8
Gross reserve for losses and LAE (2)	10,312.3	2,403.4	3,768.2	1,243.0	2,897.8
Total	$12,432.4	$2,456.4	$3,880.4	$1,342.7	$4,752.8

(Some amounts may not reconcile due to rounding.)

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

Dividends.
During 2016, 2015 and 2014, we declared and paid common shareholder dividends of $195.4 million, $175.1 million and $145.9 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by either Bermuda Re or Everest International is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group's general corporate needs.  For the years ended December 31, 2016, 2015, and 2014, Everest Re paid dividends to Holdings of $0 million, $0 million and $155.0 million, respectively.  For the years ended December 31, 2016, 2015 and 2014, Bermuda Re paid dividends to Group of $650.0 million, $575.0 million and $645.0 million, respectively, and Everest International paid dividends to Group of $40.0 million, $15.0 million and $45.0 million, respectively.  See ITEM 1, "Business – Regulatory Matters – Dividends" and ITEM 8, "Financial Statements and Supplementary Data" - Note 14 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Accounting for Share-Based Compensation. In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, authoritative guidance regarding the accounting for share-based compensation.  This guidance requires that the income tax effects resulting from the change in the value of share-based compensation awards between grant and settlement will be recorded as part of the Consolidated Statements of Operations and Comprehensive Income/(Loss).  Previously, excess tax benefits have been recorded as part of the additional paid in capital within the Consolidated Balance Sheets.  The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that annual reporting period.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2017.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has included these disclosures within Footnote 3; Reserve for Losses, LAE and Future Policy Benefit Reserve, as part of the Notes to Consolidated Financial Statements.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued Accounting Standards Update ("ASU") 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The adoption did not have a material impact on the Company's financial statements.

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

The following tables present certain financial statement line items as previously reported in 2015 and 2014, the effect on those line items due to not consolidating the segregated accounts of Mt. Logan Re, in accordance with the newly adopted accounting policy and the line items as currently reported within the financial statements.

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of adoption
	As previously	of new accounting
	reported	policy	As adopted
(Dollars in millions)
ASSETS:
Short-term investments	$1,795.5	$(995.8)	$799.7
Total investments and cash	17,672.2	(995.8)	16,676.4
Premiums receivable	1,479.3	3.8	1,483.1
Reinsurance receivables	840.4	53.6	894.0
Deferred acquisition costs	373.1	(0.7)	372.4
Prepaid reinsurance premiums	157.4	7.5	165.0
Other assets	265.6	56.2	321.8
TOTAL ASSETS	21,426.2	(875.3)	20,550.8

LIABILITIES:
Funds held under reinsurance treaties	88.5	(75.0)	13.5
Commission reserves	79.8	(19.8)	60.1
Other net payable to reinsurers	166.8	6.3	173.1
Other liabilities	291.3	(30.0)	261.3
Total liabilities	13,060.7	(118.5)	12,942.2

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756.9	(756.9)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426.2	(875.3)	20,550.8

CONSOLIDATED STATEMENTS OF OPERATIONS	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
AND COMPREHENSIVE INCOME (LOSS):		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in millions)
REVENUES:
Premiums earned	$5,481.5	$(188.6)	$5,292.8	$5,169.1	$(125.4)	$5,043.7
Net investment income	473.8	(0.4)	473.5	530.6	(0.1)	530.5
Other income (expense)	60.4	27.8	88.3	18.4	13.9	32.3
Total revenues	5,837.9	(161.1)	5,676.8	5,790.6	(111.6)	5,678.9

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101.9	(37.2)	3,064.7	2,906.5	(30.6)	2,875.9
Commission, brokerage, taxes and fees	1,202.0	(18.4)	1,183.6	1,135.6	(14.4)	1,121.1
Other underwriting expenses	266.0	(8.9)	257.1	240.4	(7.3)	233.1
Total claims and expenses	4,629.4	(64.5)	4,564.9	4,344.5	(52.3)	4,292.1

INCOME (LOSS) BEFORE TAXES	1,208.5	(96.6)	1,111.9	1,446.1	(59.3)	1,386.8
NET INCOME (LOSS)	1,074.5	(96.6)	977.9	1,258.5	(59.3)	1,199.2

Net income (loss) attributable to noncontrolling interests	(96.6)	96.6	-	(59.3)	59.3	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	977.9	(977.9)	-	1,199.2	(1,199.2)	-

CONSOLIDATED STATEMENT OF CASH FLOWS:	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
(Dollars in millions)	reported	policy	As adopted	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,074.5	$(96.6)	$977.9	$1,258.5	$(59.3)	$1,199.2
Decrease (increase) in premiums receivable	(93.8)	(4.4)	(98.2)	45.3	3.1	48.4
Decrease (increase) in funds held by reinsureds, net	31.2	(75.0)	(43.8)	(1.8)	-	(1.8)
Decrease (increase) in reinsurance receivables	(240.4)	(24.7)	(265.1)	(186.0)	(24.6)	(210.6)
Decrease (increase) in prepaid reinsurance premiums	(14.5)	(7.3)	(21.8)	(79.1)	1.0	(78.1)
Increase (decrease) in other net payable to reinsurers	38.3	5.5	43.7	29.4	(1.1)	28.3
Change in other assets and liabilities, net	0.3	(9.2)	(8.9)	35.4	(178.1)	(142.6)
Net cash provided by (used in) operating activities	1,308.4	(211.7)	1,096.6	1,313.8	(259.1)	1,054.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(98.9)	440.6	341.7	(498.0)	421.5	(76.5)
Net cash provided by (used in) investing activities	(1,121.7)	440.6	(681.1)	(1,180.1)	421.5	(758.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	266.8	(266.8)	-	136.2	(136.2)	-
Subscription advances for third party redeemable noncontrolling interest	30.0	(30.0)	-	40.0	(40.0)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(68.2)	68.2	-	(10.3)	10.3	-
Net cash provided by (used in) financing activities	(332.9)	(228.7)	(561.6)	(312.2)	(165.9)	(478.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.6)	(0.2)	(7.8)	4.6	3.4	8.0

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

Interest Rate Risk.  Our $17.5 billion investment portfolio, at December 31, 2016, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,713.0 million of mortgage-backed securities in the $14,107.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $431.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2016
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,390.8	$14,976.7	$14,538.9	$14,078.1	$13,616.7
Market/Fair Value Change from Base (%)	5.9%	3.0%	0.0%	-3.2%	-6.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$712.4	$366.9	$-	$(387.2)	$(774.6)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2015
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,941.4	$14,558.7	$14,159.1	$13,726.5	$13,278.5
Market/Fair Value Change from Base (%)	5.5%	2.8%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$663.6	$339.3	$-	$(368.5)	$(750.2)

We had $10,312.3 million and $9,951.8 million of gross reserves for losses and LAE as of December 31, 2016 and 2015, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 56.0% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$903.3	$1,016.2	$1,129.2	$1,242.1	$1,355.0
After-tax Change in Fair/Market Value	$(154.7)	$(77.3)	$-	$77.3	$154.7

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,157.3	$1,302.0	$1,446.7	$1,591.3	$1,736.0
After-tax Change in Fair/Market Value	$(195.1)	$(97.6)	$-	$97.6	$195.1

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(309.4)	$(154.7)	$-	$154.7	$309.4

	Change in Foreign Exchange Rates in Percent
	At December 31, 2015
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(323.6)	$(161.8)	$-	$161.8	$323.6

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland, Dublin Holdings, Bermuda Re and Everest International to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors".  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment we concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers", "Audit Committee", "Nominating and Governance Committee", "Code of Ethics for CEO and Senior Financial Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2017 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2016 (the "Proxy Statement"), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer	March 1, 2017
Dominic J. Addesso	and Director (Principal Executive Officer)

/S/ CRAIG HOWIE	Executive Vice President and Chief	March 1, 2017
Craig Howie	Financial Officer

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2017
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 1, 2017
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 1, 2017
John J. Amore

/S/ JOHN R. DUNNE	Director	March 1, 2017
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2017
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	March 1, 2017
John A. Graf

/S/ GERALDINE LOSQUADRO	Director	March 1, 2017
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 1, 2017
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2017
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

4.4
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

*10.2	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

*10.3	Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.4
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*10.5
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.6
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*10.7	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*10.8	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010

*10.9
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

10.10
Credit Agreement, dated June 22, 2012, between Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent, providing for an $800.0 million four year senior credit facility, incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Form 10-Q filed on August 9, 2012.  This new agreement replaces the July 27, 2007 five year, $850.0 million senior credit facility

*10.11
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.12
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated June 19, 2013 and effective January 1, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 24, 2013

*10.13
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*10.14
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 13, 2013

*10.15
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 24, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 29, 2014

*10.16
Amendment of Everest Re Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.17
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.18
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015

10.19
Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, incorporated herein by reference to Exhibit 10.23 to Everest Re Group, Ltd. Annual Report on Form 10-K- for the year ended December 31, 2015 filed on February 29, 2016

*10.20
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.21
Amendment of employment agreement between Everest Global Services, Inc. and John P. Doucette, dated February 16, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.22
Employment agreement between Everest Global Services, Inc. and Craig Howie, dated April 7, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 8, 2016

10.23
Credit Agreement, dated May 26, 2016, between Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent, providing for an $800.0 million four year senior credit facility, incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Form 10-Q filed on August 9, 2016.  This new agreement replaces the June 22, 2012 four year, $800.0 million senior credit facility

*10.24
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated August 15, 2016 and effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2016

*10.25
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated October 21, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 26, 2016

10.26	Amendment of Standby Letter of Credit, dated November 9, 2016, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £140.0 million four year credit facility, filed herewith

10.27	Amendment of Standby Letter of Credit, dated December 30, 2016, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million four year credit facility, filed herewith

*10.28
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 6, 2017

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

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2016 and 2015		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2016, 2015 and 2014	F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
	December 31, 2016, 2015 and 2014	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2016, 2015 and 2014	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2016	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2016 and 2015	S-2

	Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	S-3

	Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2016, 2015 and 2014	S-6

IV	Reinsurance for the Years Ended December 31, 2016, 2015 and 2014	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 1, 2017

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015

ASSETS:
Fixed maturities - available for sale, at market value	$14,107,408	$13,357,294
(amortized cost: 2016, $13,932,613; 2015, $13,276,206)
Fixed maturities - available for sale, at fair value	-	2,102
Equity securities - available for sale, at market value (cost: 2016, $129,553; 2015, $122,271)	119,067	108,940
Equity securities - available for sale, at fair value	1,010,085	1,337,733
Short-term investments	431,478	799,684
Other invested assets (cost: 2016, $1,333,069; 2015, $786,994)	1,333,129	786,994
Cash	481,922	283,658
Total investments and cash	17,483,089	16,676,405
Accrued investment income	96,473	100,942
Premiums receivable	1,485,990	1,483,090
Reinsurance receivables	1,018,325	894,037
Funds held by reinsureds	260,644	278,673
Deferred acquisition costs	344,052	372,351
Prepaid reinsurance premiums	191,768	164,971
Income taxes	177,704	258,541
Other assets	263,459	316,408
TOTAL ASSETS	21,321,504	20,545,418

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,312,313	$9,951,798
Future policy benefit reserve	55,074	58,910
Unearned premium reserve	1,577,546	1,613,390
Funds held under reinsurance treaties	21,278	13,544
Commission reserves	70,335	60,098
Other net payable to reinsurers	190,986	173,087
Losses in course of payment	67,107	112,170
4.868% Senior notes due 6/1/2044	396,714	396,594
6.6% Long term notes due 5/1/2067	236,462	236,364
Accrued interest on debt and borrowings	3,537	3,537
Equity index put option liability	22,059	40,705
Unsettled securities payable	27,927	15,314
Other liabilities	264,770	261,322
Total liabilities	13,246,108	12,936,833

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2016) 68,871
and (2015) 68,606 outstanding before treasury shares	689	686
Additional paid-in capital	2,140,783	2,103,638
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $8,240 at 2016 and ($15,863) at 2015	(216,764)	(231,755)
Treasury shares, at cost; 27,972 shares (2016) and 25,912 shares (2015)	(3,272,244)	(2,885,956)
Retained earnings	9,422,932	8,621,972
Total shareholders' equity	8,075,396	7,608,585
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,321,504	20,545,418

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014

REVENUES:
Premiums earned	$5,320,466	$5,292,842	$5,043,707
Net investment income	473,085	473,473	530,485
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(31,595)	(102,199)	(39,502)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	24,379	(81,948)	123,548
Total net realized capital gains (losses)	(7,216)	(184,147)	84,046
Net derivative gain (loss)	18,647	6,317	(11,599)
Other income (expense)	(10,636)	88,280	32,308
Total revenues	5,794,346	5,676,765	5,678,947

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,139,629	3,064,715	2,875,936
Commission, brokerage, taxes and fees	1,188,692	1,183,646	1,121,145
Other underwriting expenses	302,722	257,069	233,104
Corporate expenses	27,231	23,254	23,421
Interest, fees and bond issue cost amortization expense	36,228	36,191	38,533
Total claims and expenses	4,694,502	4,564,875	4,292,139

INCOME (LOSS) BEFORE TAXES	1,099,844	1,111,890	1,386,808
Income tax expense (benefit)	103,500	134,021	187,652

NET INCOME (LOSS)	$996,344	$977,869	$1,199,156

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	57,629	(274,127)	704
Reclassification adjustment for realized losses (gains) included in net income (loss)	15,118	93,688	21,392
Total URA(D) on securities arising during the period	72,747	(180,439)	22,096

Foreign currency translation adjustments	(55,341)	(111,530)	(95,417)

Benefit plan actuarial net gain (loss) for the period	(7,488)	5,681	(39,110)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,073	6,216	3,020
Total benefit plan net gain (loss) for the period	(2,415)	11,897	(36,090)
Total other comprehensive income (loss), net of tax	14,991	(280,072)	(109,411)

COMPREHENSIVE INCOME (LOSS)	$1,011,335	$697,797	$1,089,745

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO EVEREST RE GROUP:
Basic	$23.85	$22.29	$26.16
Diluted	23.68	22.10	25.91
Dividends declared	4.70	4.00	3.20

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2016	2015	2014

COMMON SHARES (shares outstanding):
Balance, beginning of period	42,694,252	44,685,637	47,543,132
Issued during the period, net	264,313	270,477	371,359
Treasury shares acquired	(2,059,701)	(2,261,862)	(3,228,854)
Balance, end of period	40,898,864	42,694,252	44,685,637

COMMON SHARES (par value):
Balance, beginning of period	$686	$683	$680
Issued during the period, net	3	3	3
Balance, end of period	689	686	683

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,103,638	2,068,807	2,029,774
Share-based compensation plans	37,145	34,831	39,033
Balance, end of period	2,140,783	2,103,638	2,068,807

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(231,755)	48,317	157,728
Net increase (decrease) during the period	14,991	(280,072)	(109,411)
Balance, end of period	(216,764)	(231,755)	48,317

RETAINED EARNINGS:
Balance, beginning of period	8,621,972	7,819,210	6,765,967
Net income (loss)	996,344	977,869	1,199,156
Dividends declared ($4.70 per share in 2016, $4.00 per share in 2015
and $3.20 per share in 2014)	(195,384)	(175,107)	(145,913)
Balance, end of period	9,422,932	8,621,972	7,819,210

TREASURY SHARES AT COST:
Balance, beginning of period	(2,885,956)	(2,485,897)	(1,985,873)
Purchase of treasury shares	(386,288)	(400,059)	(500,024)
Balance, end of period	(3,272,244)	(2,885,956)	(2,485,897)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,075,396	$7,608,585	$7,451,120

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$996,344	$977,869	$1,199,156
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(15,655)	(98,211)	48,371
Decrease (increase) in funds held by reinsureds, net	22,219	(43,775)	(1,835)
Decrease (increase) in reinsurance receivables	(202,950)	(265,103)	(210,648)
Decrease (increase) in income taxes	54,526	(36,771)	31,333
Decrease (increase) in prepaid reinsurance premiums	(32,455)	(21,819)	(78,130)
Increase (decrease) in reserve for losses and loss adjustment expenses	545,967	394,167	195,524
Increase (decrease) in future policy benefit reserve	(3,836)	(910)	308
Increase (decrease) in unearned premiums	(22,072)	(96,950)	161,149
Increase (decrease) in other net payable to reinsurers	26,200	43,727	28,308
Increase (decrease) in losses in course of payment	(45,933)	(43,964)	(174,206)
Change in equity adjustments in limited partnerships	(37,939)	(12,965)	(39,464)
Distribution of limited partnership income	62,008	53,984	51,120
Change in other assets and liabilities, net	(56,204)	(8,934)	(142,635)
Non-cash compensation expense	26,398	21,237	21,197
Amortization of bond premium (accrual of bond discount)	49,167	50,901	49,214
Amortization of underwriting discount on senior notes	4	4	46
Net realized capital (gains) losses	7,216	184,147	(84,046)
Net cash provided by (used in) operating activities	1,373,005	1,096,634	1,054,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,919,808	2,144,930	2,142,693
'Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	875
Proceeds from fixed maturities sold - available for sale, at market value	1,258,434	1,724,093	1,811,801
Proceeds from fixed maturities sold - available for sale, at fair value	5,837	1,824	36,467
Proceeds from equity securities sold - available for sale, at market value	6,423	28,936	16,901
Proceeds from equity securities sold - available for sale, at fair value	723,359	614,044	584,069
Distributions from other invested assets	4,823,484	57,201	115,482
Proceeds from sale of subsidiary (net of cash disposed)	47,721	3,934	-
Cost of fixed maturities acquired - available for sale, at market value	(4,061,896)	(4,718,303)	(4,672,633)
Cost of fixed maturities acquired - available for sale, at fair value	(3,940)	(2,436)	(24,098)
Cost of equity securities acquired - available for sale, at market value	(12,538)	(10,850)	(18,016)
Cost of equity securities acquired - available for sale, at fair value	(346,929)	(556,889)	(446,457)
Cost of other invested assets acquired	(5,396,001)	(286,599)	(224,740)
Net change in short-term investments	368,977	341,733	(76,483)
Net change in unsettled securities transactions	9,388	(22,719)	(4,433)
Net cash provided by (used in) investing activities	(657,873)	(681,101)	(758,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	10,751	13,597	17,839
Purchase of treasury shares	(386,288)	(400,059)	(500,024)
Net cost of senior notes maturing	-	-	(250,000)
Proceeds from issuance of senior notes	-	-	400,000
Dividends paid to shareholders	(195,384)	(175,107)	(145,913)
Net cash provided by (used in) financing activities	(570,921)	(561,569)	(478,098)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,053	(7,780)	8,000

Net increase (decrease) in cash	198,264	(153,816)	(173,908)
Cash, beginning of period	283,658	437,474	611,382
Cash, end of period	$481,922	$283,658	$437,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$42,636	$164,856	$153,455
Interest paid	36,010	35,973	39,424

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

Effective July 1, 2016, the Company established a new Irish holding company, Everest Dublin Insurance Holdings Limited (Ireland) ("Everest Dublin Holdings").

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland Crop Insurance Company ("Heartland"), a managing agent for crop insurance, to CGB Diversified Services, Inc. ("CGB"). The operating results of Heartland through August 24, 2016, are included within the Company's financial statements.

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

Effective February 27, 2013, the Company established a new subsidiary, Mt. Logan Reinsurance Limited ("Mt. Logan Re"). Mt. Logan Re manages separate segregated accounts whose assets and capital relate mainly to third party external investors. The segregated account activities related to third party external investors are not included as part of the Company's financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. ("Everest International"), Everest Global Services, Inc. ("Global Services"), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., International Holdings, Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Preferred International, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited ("Holdings Ireland"), Everest Insurance Company of Canada ("Everest Canada"), Premiere Insurance Underwriting Services ("Premiere"), Everest Dublin Holdings, Everest Dublin Insurance Limited, Everest Reinsurance Company (Ireland), designated activity company ("Ireland Re"), Everest Reinsurance Holdings, Inc. ("Holdings"), Heartland, Everest International Assurance, Ltd. (Bermuda) ("Everest Assurance"), Specialty Insurance Group, Inc. ("Specialty"), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC ("Specialty RPG"), Mt. McKinley, Mt. McKinley Managers, L.L.C., Workcare Southeast of Georgia, Inc., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Denali, Everest Premier and Everest Security Insurance Company ("Everest Security").  All amounts are reported in U.S. dollars.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders' equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders' equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, an investment manager's valuation committee will estimate fair value, which is reviewed by the Company for reasonableness.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, a private placement liquidity sweep facility and rabbi trusts.  Cash contributions to and cash distributions from the sweep facility are reported gross in cash flows from investing activities in the Consolidated Statements of Cash Flows.  Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Reinsurance receivables and premium receivables	$23,360	$22,878

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Deferred acquisition costs	$1,188,692	$1,183,646	$1,121,145

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2016 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

I.  Income Taxes.
Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return.  Foreign subsidiaries and branches of subsidiaries file local tax returns as required.  Group and subsidiaries not included in Holdings' consolidated tax return file separate company U.S. federal income tax returns as required.  Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

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

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Net income (loss) per share:
Numerator
Net income (loss)	$996,344	$977,869	$1,199,156
Less: dividends declared-common shares and nonvested common shares	(195,384)	(175,107)	(145,913)
Undistributed earnings	800,960	802,762	1,053,243
Percentage allocated to common shareholders (1)	98.9%	98.9%	99.0%
	792,415	794,309	1,042,423
Add: dividends declared-common shareholders	193,413	173,367	144,447
Numerator for basic and diluted earnings per common share	$985,829	$967,676	$1,186,870

Denominator
Denominator for basic earnings per weighted-average common shares	41,329	43,415	45,377
Effect of dilutive securities:
Options	300	380	425
Denominator for diluted earnings per adjusted weighted-average common shares	41,628	43,795	45,802

Per common share net income (loss)
Basic	$23.85	$22.29	$26.16
Diluted	$23.68	$22.10	$25.91

(1) Basic weighted-average common shares outstanding	41,329	43,415	45,377
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	41,774	43,877	45,848
Percentage allocated to common shareholders	98.9%	98.9%	99.0%
(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2016, 2015 and 2014.

All outstanding options expire on or between February 21, 2017 and September 19, 2022.

L.   Segmentation.
The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, International, Bermuda and Insurance.  See also Note 17.

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

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2016	2015

Equity index put option contracts	Equity index put option liability	$22,059	$40,705
Total		$22,059	$40,705

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2016	2015	2014

Equity index put option contracts	Net derivative gain (loss)	$18,647	$6,317	$(11,599)
Total		$18,647	$6,317	$(11,599)

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

O.  Share-Based Compensation.
Share-based compensation stock option, restricted share and performance share unit awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 16.

P.  Application of Recently Issued Accounting Guidance.
Accounting for Share-Based Compensation. In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, authoritative guidance regarding the accounting for share-based compensation.  This guidance requires that the income tax effects resulting from the change in the value of share-based compensation awards between grant and settlement will be recorded as part of the Consolidated Statements of Operations and Comprehensive Income/(Loss).  Previously, excess tax benefits have been recorded as part of the additional paid in capital within the Consolidated Balance Sheets.  The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that annual reporting period.  The Company has chosen not to early adopt and will implement this guidance as of January 1, 2017.

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company has included these disclosures within Footnote 3; Reserve for Losses, LAE and Future Policy Benefit Reserve, as part of the Notes to Consolidated Financial Statements.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The adoption did not have a material impact on the Company's financial statements.

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

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  Based upon this guidance, the Company has determined that the separate segregated accounts associated with Mt. Logan Re should not be consolidated.  As a result, the Company has adjusted prior financial statements and footnotes to conform with this new consolidation presentation.

The following tables present certain financial statement line items as previously reported in 2015 and 2014, the effect on those line items due to not consolidating the segregated accounts of Mt. Logan Re, in accordance with the newly adopted accounting policy and the line items as currently reported within the financial statements.

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of adoption
	As previously	of new accounting
	reported	policy	As adopted
(Dollars in thousands)
ASSETS:
Short-term investments	$1,795,455	$(995,771)	$799,684
Total investments and cash	17,672,176	(995,771)	16,676,405
Premiums receivable	1,479,293	3,797	1,483,090
Reinsurance receivables	840,420	53,617	894,037
Deferred acquisition costs	373,072	(721)	372,351
Prepaid reinsurance premiums	157,424	7,547	164,971
Other assets	265,634	56,184	321,818
TOTAL ASSETS	21,426,175	(875,347)	20,550,828

LIABILITIES:
Funds held under reinsurance treaties	88,544	(75,000)	13,544
Commission reserves	79,849	(19,751)	60,098
Other net payable to reinsurers	166,822	6,265	173,087
Other liabilities	291,322	(30,000)	261,322
Total liabilities	13,060,729	(118,486)	12,942,243

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	(756,861)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	(875,347)	20,550,828

CONSOLIDATED STATEMENTS OF OPERATIONS	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
AND COMPREHENSIVE INCOME (LOSS):		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in thousands)
REVENUES:
Premiums earned	$5,481,459	$(188,617)	$5,292,842	$5,169,135	$(125,428)	$5,043,707
Net investment income	473,825	(352)	473,473	530,570	(85)	530,485
Other income (expense)	60,435	27,845	88,280	18,437	13,871	32,308
Total revenues	5,837,889	(161,124)	5,676,765	5,790,589	(111,642)	5,678,947

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101,915	(37,200)	3,064,715	2,906,534	(30,598)	2,875,936
Commission, brokerage, taxes and fees	1,202,036	(18,390)	1,183,646	1,135,586	(14,441)	1,121,145
Other underwriting expenses	265,984	(8,915)	257,069	240,400	(7,296)	233,104
Total claims and expenses	4,629,380	(64,505)	4,564,875	4,344,474	(52,335)	4,292,139

INCOME (LOSS) BEFORE TAXES	1,208,509	(96,619)	1,111,890	1,446,115	(59,307)	1,386,808
NET INCOME (LOSS)	1,074,488	(96,619)	977,869	1,258,463	(59,307)	1,199,156

Net income (loss) attributable to noncontrolling interests	(96,619)	96,619	-	(59,307)	59,307	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	977,869	(977,869)	-	1,199,156	(1,199,156)	-

CONSOLIDATED STATEMENT OF CASH FLOWS:	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
(Dollars in thousands)	reported	policy	As adopted	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,074,488	$(96,619)	$977,869	$1,258,463	$(59,307)	$1,199,156
Decrease (increase) in premiums receivable	(93,837)	(4,374)	(98,211)	45,282	3,089	48,371
Decrease (increase) in funds held by reinsureds, net	31,225	(75,000)	(43,775)	(1,835)	-	(1,835)
Decrease (increase) in reinsurance receivables	(240,414)	(24,689)	(265,103)	(186,014)	(24,634)	(210,648)
Decrease (increase) in prepaid reinsurance premiums	(14,486)	(7,333)	(21,819)	(79,086)	956	(78,130)
Increase (decrease) in other net payable to reinsurers	38,262	5,465	43,727	29,410	(1,102)	28,308
Change in other assets and liabilities, net	264	(9,198)	(8,934)	35,419	(178,054)	(142,635)
Net cash provided by (used in) operating activities	1,308,382	(211,748)	1,096,634	1,313,821	(259,059)	1,054,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(98,903)	440,636	341,733	(497,983)	421,500	(76,483)
Net cash provided by (used in) investing activities	(1,121,737)	440,636	(681,101)	(1,180,072)	421,500	(758,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	266,848	(266,848)	-	136,200	(136,200)	-
Subscription advances for third party redeemable noncontrolling interest	30,000	(30,000)	-	40,000	(40,000)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(68,158)	68,158	-	(10,334)	10,334	-
Net cash provided by (used in) financing activities	(332,879)	(228,690)	(561,569)	(312,232)	(165,866)	(478,098)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,582)	(198)	(7,780)	4,575	3,425	8,000

2.      INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115,208	$20,410	$(5,303)	$1,130,315	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	5,059,388	131,651	(35,758)	5,155,281	7,936
Asset-backed securities	488,824	1,110	(1,286)	488,648	-
Mortgage-backed securities
Commercial	308,827	1,983	(3,878)	306,932	-
Agency residential	2,415,901	17,478	(27,910)	2,405,469	-
Non-agency residential	642	44	(45)	641	-
Foreign government securities	1,254,175	61,226	(57,241)	1,258,160	115
Foreign corporate securities	2,565,710	130,714	(64,446)	2,631,978	1,184
Total fixed maturity securities	$13,932,613	$382,632	$(207,837)	$14,107,408	$9,235
Equity securities	$129,553	$2,298	$(12,784)	$119,067	$-

	At December 31, 2015
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$805,273	$13,465	$(1,861)	$816,877	$-
Obligations of U.S. states and political subdivisions	669,945	34,020	(890)	703,075	-
Corporate securities	4,817,014	97,159	(109,310)	4,804,863	1,412
Asset-backed securities	470,320	719	(3,813)	467,226	-
Mortgage-backed securities
Commercial	264,924	4,750	(3,375)	266,299	-
Agency residential	2,313,265	25,318	(18,059)	2,320,524	-
Non-agency residential	893	51	(46)	898	-
Foreign government securities	1,256,983	54,403	(52,205)	1,259,181	53
Foreign corporate securities	2,677,589	107,163	(66,401)	2,718,351	36
Total fixed maturity securities	$13,276,206	$337,048	$(255,960)	$13,357,294	$1,501
Equity securities	$122,271	$3,401	$(16,732)	$108,940	$-

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

	At December 31, 2016		At December 31, 2015
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$956,945	$966,970	$1,021,200	$1,036,016
Due after one year through five years	6,769,585	6,870,056	6,193,426	6,220,563
Due after five years through ten years	2,020,215	2,052,733	2,217,075	2,203,932
Due after ten years	971,674	1,015,959	795,103	841,836
Asset-backed securities	488,824	488,648	470,320	467,226
Mortgage-backed securities:
Commercial	308,827	306,932	264,924	266,299
Agency residential	2,415,901	2,405,469	2,313,265	2,320,524
Non-agency residential	642	641	893	898
Total fixed maturity securities	$13,932,613	$14,107,408	$13,276,206	$13,357,294

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$85,972	$(197,231)
Fixed maturity securities, other-than-temporary impairment	7,734	8,411
Equity securities	2,845	(5,215)
Other invested assets	60	-
Change in unrealized appreciation (depreciation), pre-tax	96,611	(194,035)
Deferred tax benefit (expense)	(22,075)	16,979
Deferred tax benefit (expense), other-than-temporary impairment	(1,789)	(3,383)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$72,747	$(180,439)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2016 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$638,740	$(5,303)	$-	$-	$638,740	$(5,303)
Obligations of U.S. states and political subdivisions	221,088	(11,486)	564	(484)	221,652	(11,970)
Corporate securities	1,360,743	(24,023)	177,153	(11,735)	1,537,896	(35,758)
Asset-backed securities	150,023	(565)	18,786	(721)	168,809	(1,286)
Mortgage-backed securities
Commercial	143,554	(3,223)	7,184	(655)	150,738	(3,878)
Agency residential	1,618,372	(22,461)	189,665	(5,449)	1,808,037	(27,910)
Non-agency residential	-	-	113	(45)	113	(45)
Foreign government securities	360,289	(12,041)	236,820	(45,200)	597,109	(57,241)
Foreign corporate securities	687,599	(12,769)	295,500	(51,677)	983,099	(64,446)
Total fixed maturity securities	$5,180,408	$(91,871)	$925,785	$(115,966)	$6,106,193	$(207,837)
Equity securities	-	-	105,507	(12,784)	105,507	(12,784)
Total	$5,180,408	$(91,871)	$1,031,292	$(128,750)	$6,211,700	$(220,621)

	Duration of Unrealized Loss at December 31, 2016 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$178,281	$(1,122)	$78,153	$(14,318)	$256,434	$(15,440)
Due in one year through five years	2,123,113	(26,263)	538,130	(84,803)	2,661,243	(111,066)
Due in five years through ten years	680,334	(22,555)	86,631	(8,754)	766,965	(31,309)
Due after ten years	286,731	(15,682)	7,123	(1,221)	293,854	(16,903)
Asset-backed securities	150,023	(565)	18,786	(721)	168,809	(1,286)
Mortgage-backed securities	1,761,926	(25,684)	196,962	(6,149)	1,958,888	(31,833)
Total fixed maturity securities	$5,180,408	$(91,871)	$925,785	$(115,966)	$6,106,193	$(207,837)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2016 were $6,211,700 thousand and $220,621 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2016, did not exceed 1.1% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $91,871 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, foreign government securities and obligations of U.S. states and political subdivisions. Of these unrealized losses, $85,078 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $115,966 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign government securities, foreign corporate securities and domestic corporate securities.  Of these unrealized losses $112,132 thousand is attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities	$410,337	$433,097	$462,757
Equity securities	40,707	45,617	47,193
Short-term investments and cash	1,769	1,225	1,550
Other invested assets
Limited partnerships	38,647	14,431	40,868
Other	2,852	1,804	3,619
Gross investment income before adjustments	494,312	496,174	555,988
Funds held interest income (expense)	7,853	10,767	9,471
Future policy benefit reserve income (expense)	(1,633)	(1,907)	(1,686)
Gross investment income	500,532	505,034	563,772
Investment expenses	(27,447)	(31,561)	(33,287)
Net investment income	$473,085	$473,473	$530,485

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

The Company had contractual commitments to invest up to an additional $507,244 thousand in limited partnerships at December 31, 2016.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2021.

The Company's other invested assets at December 31, 2016 included $378,862 thousand related to a private placement liquidity sweep facility. The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturity securities, market value:
Other-than-temporary impairments	$(31,595)	$(102,199)	$(39,502)
Gains (losses) from sales	6,918	(22,310)	4,408
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,586)	24	(3,137)
Gains (losses) from fair value adjustments	1,381	(44)	(1,498)
Equity securities, market value:
Gains (losses) from sales	1,426	(6,702)	426
Equity securities, fair value:
Gains (losses) from sales	(13,442)	(7,305)	156
Gains (losses) from fair value adjustments	57,686	(45,627)	123,196
Sale of Subsidiary	(28,032)	-	-
Other invested assets	18	-	-
Short-term investments gain (loss)	10	16	(3)
Total net realized capital gains (losses)	$(7,216)	$(184,147)	$84,046

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Proceeds from sales of fixed maturity securities	$1,264,271	$1,725,917	$1,848,268
Gross gains from sales	53,093	47,899	37,427
Gross losses from sales	(47,761)	(70,185)	(36,156)

Proceeds from sales of equity securities	$729,782	$642,980	$600,970
Gross gains from sales	18,462	27,675	20,900
Gross losses from sales	(30,478)	(41,682)	(20,318)

Securities with a carrying value amount of $1,415,085 thousand at December 31, 2016 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Gross reserves at January 1	$9,951,798	$9,720,813	$9,673,240
Less reinsurance recoverables	(881,503)	(655,095)	(478,151)
Net reserves at January 1	9,070,295	9,065,718	9,195,089

Incurred related to:
Current year	3,434,964	3,129,744	2,915,612
Prior years	(295,335)	(65,029)	(39,676)
Total incurred losses and LAE	3,139,629	3,064,715	2,875,936

Paid related to:
Current year	745,642	690,030	755,880
Prior years	2,042,972	2,180,076	2,088,772
Total paid losses and LAE	2,788,614	2,870,106	2,844,652

Foreign exchange/translation adjustment	(99,859)	(190,032)	(160,655)

Net reserves at December 31	9,321,451	9,070,295	9,065,718
Plus reinsurance recoverables	990,862	881,503	655,095
Gross reserves at December 31	$10,312,313	$9,951,798	$9,720,813

Incurred prior years' reserves decreased by $295,335 thousand, $65,029 thousand and $39,676 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease for 2016 was attributable to favorable development in the reinsurance segments of $468,749 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53,909 thousand of adverse development on A&E reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60,000 thousand.  At December 31, 2016, this loss was projected to be $16,720 thousand resulting in $43,280 thousand of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173,414 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

The decrease for 2015 was attributable to favorable development in the reinsurance segments of $217,169 thousand related to treaty casualty and treaty property reserves, partially offset by $152,140 thousand of unfavorable development in the insurance segment primarily related to umbrella program and construction liability business.

The decrease for 2014 was attributable to favorable development in the reinsurance segments of $202,418 thousand related to treaty casualty, treaty property and catastrophe reserves, partially offset by $137,769 thousand development on A&E reserves and $24,973 thousand of unfavorable development in the insurance segment primarily related to construction liability and umbrella program business.

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company's financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2015 is presented as supplementary information.

These tables present five years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

The Cumulative Number of Reported Claims is shown only for Insurance Casualty as it is impracticable to provide the information for the remaining groups.  The reinsurance groups each include pro rata contracts for which ceding companies provide only summary information via a bordereau.  This summary information does not include the number of reported claims underlying the paid and reported losses.  Therefore, it is not possible to provide this information.  The Insurance Property group includes Accident & Health insurance business.  This business is written via a master contract and individual claim counts are not provided.  This business represents a significant enough portion of the business in the Insurance Property group so that including the number of reported claims for the remaining business would distort any analytics performed on the group.

The Cumulative Number of Reported Claims shown for the Insurance Casualty is determined by claim and line of business.  For example, a claim event with three claimants in the same line of business is a single claim.  However, a claim event with a single claimant that spans two lines of business contributes two claims.

The following tables present the ultimate loss and ALAE and the paid loss and ALAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.

U.S. Reinsurance – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$400,944	$395,674	$328,910	$324,870	$320,908	69,381	N/A
2013		310,899	388,247	385,498	388,157	147,320	N/A
2014			367,454	383,597	392,300	215,144	N/A
2015				326,321	354,224	248,529	N/A
2016					330,352	272,614	N/A
					$1,785,940

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$9,930	$38,398	$82,900	$143,370	$187,125
2013		14,814	48,891	108,736	170,781
2014			18,791	54,220	110,199
2015				19,882	53,592
2016					18,920
					$540,617
All outstanding liabilities prior to 2012, net of reinsurance					1,103,846
Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,349,169

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	4.6%	9.0%	14.6%	17.3%	13.6%

U.S. Reinsurance – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$937,168	$723,126	$621,543	$608,568	$608,182	15,899	N/A
2013		621,644	547,741	494,573	455,623	8,005	N/A
2014			641,489	550,471	473,579	46,920	N/A
2015				679,170	543,978	113,327	N/A
2016					966,314	488,562	N/A
					$3,047,676

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$242,129	$401,879	$492,597	$528,903	$546,305
2013		234,163	322,603	381,281	405,331
2014			218,595	321,473	369,615
2015				226,198	327,261
2016					286,082
					$1,934,594
All outstanding liabilities prior to 2012, net of reinsurance					70,472
Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,183,554

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	39.6%	21.7%	12.8%	5.7%	2.9%

International – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$222,381	$145,165	$134,433	$134,806	$118,381	19,893	N/A
2013		182,388	167,152	164,664	146,192	38,720	N/A
2014			194,110	187,335	170,072	66,586	N/A
2015				192,610	179,393	99,975	N/A
2016					183,120	135,120	N/A
					$797,159

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$18,968	$30,309	$46,356	$56,937	$66,755
2013		17,945	41,511	55,190	68,508
2014			25,854	45,309	63,412
2015				24,408	49,198
2016					26,582
					$274,456
All outstanding liabilities prior to 2012, net of reinsurance					132,472
Liabilities for claims and claim adjustment expenses, net of reinsurance					$655,175

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	14.3%	12.9%	11.0%	9.0%	8.3%

International – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$562,356	$516,568	$464,379	$468,016	$468,340	3,276	N/A
2013		493,798	446,011	409,911	402,109	5,153	N/A
2014			590,986	536,437	491,539	73,701	N/A
2015				563,857	439,133	68,845	N/A
2016					510,072	151,258	N/A
					$2,311,193

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$200,839	$327,627	$396,237	$420,097	$433,538
2013		135,240	272,527	326,747	357,358
2014			163,098	285,019	352,586
2015				145,406	267,899
2016					150,819
					$1,562,200
All outstanding liabilities prior to 2012, net of reinsurance					135,170
Liabilities for claims and claim adjustment expenses, net of reinsurance					$884,163

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	34.4%	28.2%	14.0%	6.3%	2.9%

Bermuda – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$277,335	$257,552	$238,136	$228,861	$236,554	69,097	N/A
2013		223,085	254,485	250,151	259,719	120,413	N/A
2014			205,404	239,078	257,310	163,951	N/A
2015				263,919	293,967	196,691	N/A
2016					282,729	208,938	N/A
					$1,330,278

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$12,975	$29,971	$52,026	$76,682	$103,489
2013		17,185	34,498	53,035	78,476
2014			13,846	25,272	43,582
2015				13,664	58,647
2016					45,134
					$329,328
All outstanding liabilities prior to 2012, net of reinsurance					507,747
Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,508,697

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	7.7%	8.7%	7.8%	10.1%	11.3%

Bermuda – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$233,738	$177,683	$162,787	$158,711	$159,285	624	N/A
2013		203,306	147,275	129,687	120,904	1,207	N/A
2014			178,615	157,187	131,588	13,592	N/A
2015				187,738	157,662	45,387	N/A
2016					198,310	123,224	N/A
					$767,749

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$45,233	$84,680	$115,938	$141,516	$148,159
2013		31,315	67,966	106,936	114,050
2014			28,540	81,535	101,239
2015				32,687	72,186
2016					26,324
					$461,959
All outstanding liabilities prior to 2012, net of reinsurance					44,730
Liabilities for claims and claim adjustment expenses, net of reinsurance					$350,520

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	21.4%	29.6%	21.8%	11.7%	4.2%

Insurance – Casualty Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$349,301	$351,107	$346,685	$347,989	$353,145	50,190	15,638
2013		393,201	393,103	392,539	392,829	101,156	21,168
2014			430,554	456,532	454,071	151,768	24,829
2015				518,706	527,109	282,784	25,939
2016					552,006	406,759	23,463
					$2,279,161

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,162	$101,258	$157,834	$213,365	$246,294
2013		33,303	117,016	176,280	224,558
2014			41,182	124,865	201,545
2015				44,298	134,658
2016					54,710
					$861,765
All outstanding liabilities prior to 2012, net of reinsurance					644,177
Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,061,572

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Casualty	9.1%	18.9%	16.0%	13.9%	9.3%

Insurance – Property Business

						At December 31, 2016
						Total of
						IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance					Plus Expected
	Years Ended December 31,					Development	Cumulative
	2012	2013	2014	2015	2016	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$106,229	$88,908	$81,682	$82,382	$81,957	52	N/A
2013		111,926	97,870	91,054	91,956	5	N/A
2014			131,505	123,487	119,781	1,044	N/A
2015				172,535	152,580	3,999	N/A
2016					300,127	82,989	N/A
					$746,400

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,498	$81,712	$80,405	$81,686	$81,830
2013		68,656	92,945	91,653	91,923
2014			81,766	115,913	118,085
2015				102,005	141,010
2016					162,060
					$594,908
All outstanding liabilities prior to 2012, net of reinsurance					171
Liabilities for claims and claim adjustment expenses, net of reinsurance					$151,663

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5
Property	63.1%	27.5%	-0.1%	0.9%	0.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2016
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$2,349,169
U.S. Reinsurance Property	1,183,554
International Casualty	655,175
International Property	884,163
Bermuda Casualty	1,508,697
Bermuda Property	350,520
Insurance Casualty	2,061,572
Insurance Property	151,663
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	9,144,514

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	98,282
U.S. Reinsurance Property	84,224
International Casualty	83,912
International Property	79,044
Bermuda Casualty	10,135
Bermuda Property	101,210
Insurance Casualty	498,493
Insurance Property	35,562
Total reinsurance recoverable on unpaid claims	990,862

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	132,210
Other	44,727
176,937

Total gross liability for unpaid claims and claim adjustment expense	$10,312,313

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted.  The Company considers many factors when setting reserves including:  (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.  Insurance and reinsurance loss and LAE reserves represent the Company's best estimate of its ultimate liability.  Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

The detailed data required to evaluate ultimate losses for the Company's insurance business is accumulated from its underwriting and claim systems.  Reserving for reinsurance requires evaluation of loss information received from ceding companies.  Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements.  Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company.  This information is recorded into the Company's records.  For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss.  Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur.  Experienced claims staff handles individual loss reports and supporting claim information.  Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company.  To ensure ceding companies are submitting required and accurate data, Everest's Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.

The Company segments both reinsurance and insurance reserves into exposure groupings for actuarial analysis.  The Company assigns business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses.  The Company periodically reviews its exposure groupings and may change groupings over time as business changes.  The Company currently uses approximately 200 exposure groupings to develop reserve estimates.  One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process.  Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines.  On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

The Company uses a variety of actuarial methodologies, such as the expected loss ratio method, chain ladder methods, and Bornhuetter-Ferguson methods, supplemented by judgment where appropriate, to estimate ultimate loss and LAE for each exposure group.

Expected Loss Ratio Method:  The expected loss ratio method uses earned premium times an expected loss ratio to calculate ultimate losses for a given underwriting or accident year.  This method relies entirely on expectation to project ultimate losses with no consideration given to actual losses.  As such, it may be appropriate for an immature underwriting or accident year where few, if any, losses have been reported or paid, but less appropriate for a more mature year.

Chain Ladder Method:  Chain ladder methods use a standard loss development triangle to project ultimate losses.  Age-to-age development factors are selected for each development period and combined to calculate age-to-ultimate development factors which are then applied to paid or reported losses to project ultimate losses.  This method relies entirely on actual paid or reported losses to project ultimate losses.  No other factors such as changes in pricing or other expectations are taken into account.  It is most appropriate for groups with homogeneous, stable experience where past development patterns are expected to continue in the future.  It is least appropriate for groups which have changed significantly over time or which are more volatile.

Bornhuetter-Ferguson Method:  The Bornhuetter-Ferguson method is a combination of the expected loss ratio method and the chain ladder method.  Ultimate losses are projected based partly on actual paid or reported losses and partly on expectation.  Incurred but not reported (IBNR) reserves are calculated using earned premium, an a priori loss ratio, and selected age-to-age development factors and added to actual reported (paid) losses to determine ultimate losses.  It is more responsive to actual reported or paid development than the expected loss ratio method but less responsive than the chain ladder method.  The reliability of the method depends on the accuracy of the selected a priori loss ratio.

Although the Company uses similar actuarial methods for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows the Company to have greater confidence in its estimates of ultimate losses for short tail lines at an earlier stage than for long tail lines.  As a result, the Company utilizes, as well, exposure-based methods to estimate its ultimate losses for longer tail lines, especially for immature underwriting or accident years.  For both short and long tail lines, the Company supplements these general approaches with analytically based judgments.

Key actuarial assumptions contain no explicit provisions for reserve uncertainty nor does the Company supplement the actuarially determined reserves for uncertainty.

Carried reserves at each reporting date are the Company's best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations.  The completed annual reserve studies are "rolled-forward" for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  The Company analyzes significant variances between actual and expected losses and post adjustments to its reserves as warranted.

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

The Company's reserves include an estimate of the Company's ultimate liability for A&E claims.  The Company's A&E liabilities emanate from Mt. McKinley's direct insurance business and Everest Re's assumed reinsurance business.  All of the contracts of insurance and reinsurance, under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company's reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Gross basis:
Beginning of period reserves	$433,117	$476,205	$402,461
Incurred losses	73,336	40,000	142,233
Paid losses	(65,342)	(83,088)	(68,489)
End of period reserves	$441,111	$433,117	$476,205

Net basis:
Beginning of period reserves	$319,620	$458,211	$386,677
Incurred losses	53,909	38,440	137,769
Paid losses	(54,457)	(177,031)	(66,235)
End of period reserves	$319,072	$319,620	$458,211

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,018,325 thousand and $894,037 thousand at December 31, 2016 and 2015, respectively.  At December 31, 2016, $175,042 thousand, or 17.2%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $129,040 thousand, or 12.7%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $109,392 thousand, or 10.7%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $78,225 thousand, or

7.7%, was receivable from Mt. Logan Re segregated accounts and $51,124 thousand, or 5.0%, was receivable from Federal Crop Insurance Corporation ("FCIC").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of year	$58,910	$59,820	$59,512
Liabilities assumed	175	315	250
Adjustments to reserves	303	2,310	4,724
Benefits paid in the current year	(4,315)	(3,535)	(4,667)
Balance at end of year	$55,074	$58,910	$59,820

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.  Due to the unavailability of prices for two private placement securities, the Company valued the two securities at $3,593 thousand at December 31, 2015.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2016 and 2015 of $256,041 thousand and $253,575 thousand, respectively, and all prices were obtained from publically published sources.

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  Based on historical index volatilities and trends and the December 31, 2016 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 7%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2016, the present value of these theoretical maximum payouts using a 3% discount factor was $445,627 thousand.  Conversely, if the contracts had all expired on December 31, 2016, with the S&P index at $2,238.83, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  Based on historical index volatilities and trends and the December 31, 2016 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 25%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2016, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $36,231 thousand.  Conversely, if the contract had expired on December 31, 2016, with the FTSE index at ₤7,142.83, there would have been no settlement amount.

At December 31, 2016 and 2015, the fair value for these equity put options was $22,059 thousand and $40,705 thousand, respectively.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,130,315	$-	$1,130,315	$-
Obligations of U.S. States and political subdivisions	729,984	-	729,984	-
Corporate securities	5,155,281	-	5,090,084	65,197
Asset-backed securities	488,648	-	488,648	-
Mortgage-backed securities
Commercial	306,932	-	306,932	-
Agency residential	2,405,469	-	2,405,469	-
Non-agency residential	641	-	641	-
Foreign government securities	1,258,160	-	1,258,160	-
Foreign corporate securities	2,631,978	-	2,629,440	2,538
Total fixed maturities, market value	14,107,408	-	14,039,673	67,735

Fixed maturities, fair value	-	-	-	-
Equity securities, market value	119,067	105,507	13,560	-
Equity securities, fair value	1,010,085	949,523	60,562	-

Liabilities:
Equity index put option contracts	$22,059	$-	$-	$22,059

In addition, $18,801 thousand of investments within other invested assets on the consolidated balance sheet as of December 31, 2016, are not included within the fair value hierarchy table as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2016.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2016				December 31, 2015
	Corporate		Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	CMBS	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$3,933	$-	$1,593	$5,526	$-	$8,597	$7,166	$15,763
Total gains or (losses) (realized/unrealized)
Included in earnings	100	-	(1,193)	(1,093)	4	-	(9,480)	(9,476)
Included in other comprehensive income (loss)	41	16	-	57	(96)	-	3,908	3,812
Purchases, issuances and settlements	63,054	(44)	2,138	65,148	3,626	-	-	3,626
Transfers in and/or (out) of Level 3	(1,931)	28	-	(1,903)	399	(8,597)	(1)	(8,199)
Ending balance	$65,197	$-	$2,538	$67,735	$3,933	$-	$1,593	$5,526

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$9,721	$9,721

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were ($1,903) thousand and ($8,199) thousand of investments for the years ended December 31, 2016 and 2015, respectively. The $1,903 thousand and $8,199 thousand primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2015 and 2014, respectively.  The securities were subsequently priced using a recognized pricing service as of December 31, 2016 and 2015, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Liabilities:
Balance, beginning of period	$40,705	$47,022
Total (gains) or losses (realized/unrealized)
Included in earnings	(18,646)	(6,317)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$22,059	$40,705

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.     CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £140,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Credit facility fees incurred	$793	$756	$659

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2016, was $5,584,382 thousand.  As of December 31, 2016, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2016			At December 31, 2015
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	-		600,000	2,488	12/12/2016
		-	478,233	12/31/2017	-	447,178	12/31/2016
Total Wells Fargo Bank Group Credit Facility		$800,000	$478,233		$800,000	$449,666

Bermuda Re Letter of Credit Facility

Effective December 30, 2016, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the "Bermuda Re Letter of Credit Facility", which commitment is reconfirmed annually with updated fees.  The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $200,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$4,058	2/28/2017	$300,000	$3,672	11/24/2016
		3,672	11/24/2017		67,783	12/31/2016
		69,404	12/31/2017		179	8/30/2017
		269	8/30/2018		316	12/31/2017
		1,163	12/31/2018		-
		93,180	12/30/2020		99,521	12/31/2019
Total Citibank Bilateral Agreement	$200,000	$171,746		$300,000	$171,471

Everest International Credit Facility

Effective November 9, 2016, Everest International renewed its credit facility with Lloyd's of London Bank ("Everest International Credit Facility").   The current renewal of the Everest International Credit Facility has a four year term and provides up to £140,000 thousand for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2016, was $5,584,382 thousand. As of December 31, 2016, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2016			At December 31, 2015
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£140,000	£130,606	12/31/2019	£175,000	£164,961	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£140,000	£130,606		£175,000	£164,961

Holdings Credit Facility - Expired

Effective August 15, 2011, the Company entered into a three year, $150,000 thousand unsecured revolving credit facility, referred to as the "Holdings Credit Facility", which expired on August 15, 2014.  The Company decided not to renew the Holdings Credit Facility at expiration.

6.      SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2016		December 31, 2015
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,714	$383,612	$396,594	$381,204
5.40% Senior notes	10/12/2004	10/15/2014	250,000	-	-	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.  The proceeds from the issuance have been used in part to pay off the $250,000 thousand of 5.40% senior notes which matured on October 15, 2014.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest expense incurred	$19,472	$19,472	$21,818

7.     LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2016		December 31, 2015
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,462	$204,636	$236,364	$208,978

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest expense incurred	$15,749	$15,749	$15,749

8.      COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2016, the total amount on deposit in trust accounts was $466,029 thousand.

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

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2016	2015	2014
(Dollars in thousands)
Ceded written premiums	197,537	234,001	138,362
Ceded earned premiums	191,568	226,385	139,317
Ceded losses and LAE	44,802	40,807	30,598

Assumed written premiums	14,563	15,421	13,889
Assumed earned premiums	14,563	15,421	13,889
Assumed losses and LAE	-	-	-

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $932,243 thousand and $798,548 thousand at December 31, 2016 and 2015, respectively.  Of this amount, Group had invested $55,536 thousand and $50,000 thousand at December 31, 2016 and 2015, respectively, in the preferred shares.

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

9.      OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2016, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:
(Dollars in thousands)
2017	$14,818
2018	15,302
2019	15,801
2020	15,170
2021	6,307
Thereafter	23,769
Net commitments	$91,168

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2018 to 2027, are for the rental of office space.  Rental expense was $17,663 thousand, $15,986 thousand and $15,519 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

10.   INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda Subsidiaries.  The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of the foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax.  Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current tax expense (benefit):
U.S.	$30,971	$90,486	$143,297
Non-U.S.	4,228	14,811	22,575
Total current tax expense (benefit)	35,199	105,297	165,872
Deferred tax expense (benefit):
U.S.	70,995	28,724	21,780
Non-U.S.	(2,694)	-	-
Total deferred tax expense (benefit)	68,301	28,724	21,780

Total income tax expense (benefit)	$103,500	$134,021	$187,652

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$208,821	$480,602	$294,386	$493,025	$228,194	$585,327
Net investment income	230,691	242,393	234,709	238,763	260,501	269,985
Net realized capital gains (losses)	(16,465)	9,249	(159,268)	(24,879)	78,006	6,040
Net derivative gain (loss)	-	18,647	-	6,317	-	(11,599)
Corporate expenses	(8,276)	(18,955)	(7,179)	(16,075)	(7,252)	(16,169)
Interest, fee and bond issue cost amortization expense	(35,435)	(793)	(35,434)	(756)	(37,970)	(563)
Other income (expense)	(5,536)	(5,101)	27,706	60,574	(1,561)	33,869
Pre-tax income (loss)	$373,801	$726,043	$354,920	$756,970	$519,918	$866,890

Expected tax provision at the applicable statutory rate(s)	130,830	2,387	124,221	14,848	181,972	21,279
Increase (decrease) in taxes resulting from:
Tax exempt income	(9,078)	-	(10,004)	-	(12,231)	-
Dividend received deduction	(4,913)	-	(5,364)	-	(5,910)	-
Proration	1,931	-	2,160	-	1,835	-
Tax audit settlement	(18,644)	-	-	-	-	-
Other	1,840	(853)	8,197	(37)	(588)	1,296
Total income tax provision	$101,966	$1,534	$119,210	$14,811	$165,077	$22,575

(Some amounts may not reconcile due to rounding.)

During 2016, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2009 through 2013 tax years and issued a final Revenue Agent Report ("RAR").   The RAR reflected that the IRS owed the Company a net refund for the five years of $44,241 thousand plus interest of $3,396 thousand.  In addition, the Company will subsequently file amended tax returns for those years plus 2014 and 2015 for $34,234 thousand in net refunds, reflecting the conversion of foreign premium tax deductions into foreign tax credits ("FTCs").  The overall net refunds due to the Company resulted primarily from the carryback of capital losses incurred in 2009 and 2010 to 2006 and 2007, from the conversion of foreign premium tax deductions into FTCs and from increased utilization of such FTCs as well as the increased utilization of Alternative Minimum Tax ("AMT") credit carryforwards.  The net refund due the Company as a result of the RAR is required to be reviewed and approved by IRS Joint Committee since such amount is more than $5,000 thousand.

The Company has no reserve for uncertain tax positions.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/ (liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Loss reserves	$104,547	$169,771
Unearned premium reserves	37,573	40,624
Net unrealized losses on benefit plans	35,271	33,971
Unrealized foreign currency losses	27,410	-
Benefit plan liability	14,576	18,747
Net operating loss carryforward	6,341	3,412
Uncollectible reinsurance reserves	5,534	5,534
Investment impairments	3,093	23,481
Deferred expenses	2,884	3,182
Foreign tax credits	-	11,836
Alternative minimum tax credits	-	7,604
Other assets	14,843	16,347
Total deferred tax assets	252,071	334,509

Deferred tax liabilities:
Net fair value income	78,740	80,268
Deferred acquisition costs	26,652	33,227
Net unrealized investment gains	20,698	7,491
Partnership investments	11,912	6,006
Gain on tender of debt	10,958	16,437
Unrealized foreign currency gains	-	3,778
Other liabilities	3,086	5,860
Total deferred tax liabilities	152,045	153,067

Net deferred tax assets	100,026	181,442
Less: Valuation allowance	(3,846)	(3,412)
Total net deferred tax assets	$96,181	$178,030

(Some amounts may not reconcile due to rounding.)

At December 31, 2016, the Company has no FTCs or AMT credit carry forwards.  Management believes that it is more likely than not that the Company will realize the majority of its deferred tax assets, however, a valuation allowance  of $3,846 thousand and $3,412 thousand has been recorded in 2016 and 2015, respectively, against the deferred tax assets in its Canadian subsidiaries.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vesting of restricted stock and exercised stock options in 2016 and 2015, respectively of $7,458 thousand and $8,064 thousand to additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

11.   REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 3 and Note 8.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Written premiums:
Direct	$1,819,588	$1,569,791	$1,227,645
Assumed	4,214,286	4,321,922	4,535,231
Ceded	(762,969)	(709,402)	(630,446)
Net written premiums	$5,270,905	$5,182,311	$5,132,430

Premiums earned:
Direct	$1,694,702	$1,491,163	$1,183,498
Assumed	4,361,944	4,500,526	4,419,322
Ceded	(736,180)	(698,847)	(559,113)
Net premiums earned	$5,320,466	$5,292,842	$5,043,707

Incurred losses and LAE:
Direct	$1,496,455	$1,268,896	$1,100,037
Assumed	2,121,902	2,152,633	2,160,663
Ceded	(478,728)	(356,814)	(384,764)
Net incurred losses and LAE	$3,139,629	$3,064,715	$2,875,936

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$65,645	$(13,961)	$51,684	$(333,657)	$54,502	$(279,155)	$(4,278)	$11,653	$7,375
URA(D) on securities - OTTI	7,734	(1,789)	5,945	8,411	(3,383)	5,028	(10,078)	3,407	(6,671)
Reclassification of net realized losses (gains) included in net income (loss)	23,232	(8,114)	15,118	131,211	(37,523)	93,688	34,668	(13,276)	21,392
Foreign currency translation adjustments	(53,802)	(1,539)	(55,341)	(140,918)	29,388	(111,530)	(111,145)	15,728	(95,417)
Benefit plan actuarial net gain (loss)	(11,520)	4,032	(7,488)	8,740	(3,059)	5,681	(60,169)	21,059	(39,110)
Reclassification of benefit plan liability amortization included in net income (loss)	7,805	(2,732)	5,073	9,563	(3,347)	6,216	4,647	(1,627)	3,020
Total other comprehensive income (loss)	$39,094	$(24,103)	$14,991	$(316,650)	$36,578	$(280,072)	$(146,355)	$36,944	$(109,411)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2016	2015	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$23,232	$131,211	Other net realized capital gains (losses)
	(8,114)	(37,523)	Income tax expense (benefit)
	$15,118	$93,688	Net income (loss)

Benefit plan net gain (loss)	$7,805	$9,563	Other underwriting expenses
	(2,732)	(3,347)	Income tax expense (benefit)
	$5,073	$6,216	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Beginning balance of URA (D) on securities	$42,811	$223,250
Current period change in URA (D) of investments - temporary	66,802	(185,467)
Current period change in URA (D) of investments - non-credit OTTI	5,945	5,028
Ending balance of URA (D) on securities	115,558	42,811

Beginning balance of foreign currency translation adjustments	(211,477)	(99,947)
Current period change in foreign currency translation adjustments	(55,341)	(111,530)
Ending balance of foreign currency translation adjustments	(266,818)	(211,477)

Beginning balance of benefit plan net gain (loss)	(63,089)	(74,986)
Current period change in benefit plan net gain (loss)	(2,415)	11,897
Ending balance of benefit plan net gain (loss)	(65,504)	(63,089)

Ending balance of accumulated other comprehensive income (loss)	$(216,764)	$(231,755)

13.  EMPLOYEE BENEFIT PLANS

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Company contributions	$30,821	$5,949	$16,484

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Pension expense	$17,188	$22,682	$18,543

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$254,022	$270,065
Service cost	10,924	12,511
Interest cost	9,485	10,759
Actuarial (gain)/loss	12,155	(18,595)
Benefits paid	(4,733)	(20,718)
Projected benefit obligation at end of year	281,853	254,022

Change in plan assets:
Fair value of plan assets at beginning of year	135,087	157,090
Actual return on plan assets	10,331	(7,234)
Actual contributions during the year	30,821	5,949
Benefits paid	(4,733)	(20,718)
Fair value of plan assets at end of year	171,506	135,087

Funded status at end of year	$(110,348)	$(118,936)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(2,371)	(1,869)
Other liabilities (due beyond one year)	(107,977)	(117,067)
Net amount recognized in the consolidated balance sheets	$(110,348)	$(118,936)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Prior service cost	$-	$-
Accumulated income (loss)	(96,965)	(91,920)
Accumulated other comprehensive income (loss)	$(96,965)	$(91,920)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Other comprehensive income (loss) at December 31, prior year	$(91,920)	$(102,692)
Net gain (loss) arising during period	(12,982)	(259)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	-	21
Actuarial loss	7,937	11,011
Other comprehensive income (loss) at December 31, current year	$(96,965)	$(91,920)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service cost	$10,924	$12,511	$10,015
Interest cost	9,485	10,759	10,474
Expected return on assets	(11,158)	(11,620)	(11,288)
Amortization of actuarial loss from earlier periods	7,937	9,243	4,341
Amortization of unrecognized prior service cost	-	21	49
Settlement	-	1,768	4,953
Net periodic benefit cost	$17,188	$22,682	$18,543

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	5,045	(10,773)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$22,233	$11,909

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,758 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2016, 2015 and 2014 were 4.38%, 4.00% and 5.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2016, 2015 and 2014 was 4.00%.  The expected long-term rate of return on plan assets for 2016, 2015 and 2014 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2016, 2015 and 2014 were 4.16%, 4.38% and 4.00%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan	$211,720	$188,702
Non-qualified Plan	21,123	17,756
Total	$232,843	$206,458

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan
Projected benefit obligation	$254,320	$229,719
Fair value of plan assets	171,506	135,087
Non-qualified Plan
Projected benefit obligation	$27,534	$24,303
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Qualified Plan
Accumulated benefit obligation	$211,720	$188,702
Fair value of plan assets	171,506	135,087
Non-qualified Plan
Accumulated benefit obligation	$21,123	$17,756
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2017	$7,926
2018	10,069
2019	12,993
2020	10,732
2021	12,936
Next 5 years	72,113

Plan assets consist of shares in investment trusts with 78%, 13%, 7% and 2% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,665	3,665	-	-
Mutual funds, fair value
Fixed income (b)	21,445	21,445	-	-
Equities (c)	122,213	122,213	-	-
Multi-strategy equity fund, fair value (d)	11,274	-	-	11,274
Total	$158,597	$147,323	$-	$11,274

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	4,034	4,034	-	-
Mutual funds, fair value
Fixed income (b)	22,537	22,537	-	-
Equities (c)	86,505	86,505	-	-
Multi-strategy equity fund, fair value (d)	10,673	-	-	10,673
Total	$123,749	$113,076	$-	$10,673

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

In addition, $12,909 thousand and $11,338 thousand of private equity limited partnerships were recorded as part of the qualified plan assets at December 31, 2016 and 2015, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Assets:
Balance, beginning of period	$10,673	$10,629
Actual return on plan assets:
Realized gains (losses) relating to assets sold during the period	28	9
Unrealized gains (losses) relating to assets still held at the reporting date	517	12
Purchases and capital contributions	-	161
Investment income earned on assets	189	-
Sales and capital distributions	(134)	(138)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$11,274	$10,673

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$489	$3

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2017.  The Company contributed $30,000 thousand to the qualified pension benefit plan for the year ended December 31, 2016.

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

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Incurred expenses	$6,058	$5,468	$4,676

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland, Zurich and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.0% to 19.7%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Incurred expenses	$1,560	$1,423	$1,387

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

The following medical cost trend rates were used to determine net periodic cost:  a healthcare inflation rate for pre-Medicare claims of 6.7% in 2016 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.2% in 2016 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

The following medical cost trend rates were used to determine benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 7.5% in 2017 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$541	$(419)
b. Effect on accumulated post-retirement benefit obligation	6,622	(5,158)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Post-retirement benefit expenses	$2,293	$3,280	$3,196

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$31,687	$36,506
Service cost	1,418	1,794
Interest cost	1,007	1,187
Amendments	(794)	-
Actuarial (gain)/loss	(668)	(7,231)
Benefits paid	(579)	(568)
Benefit obligation at end of year	32,071	31,687

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	579	568
Benefits paid	(579)	(568)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(32,071)	$(31,687)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Other liabilities (due within one year)	$(614)	$(654)
Other liabilities (due beyond one year)	(31,457)	(31,033)
Net amount recognized in the consolidated balance sheets	$(32,071)	$(31,687)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Accumulated income (loss)	$(4,471)	$(5,139)
Accumulated prior service credit (cost)	662	$-
Accumulated other comprehensive income (loss)	$(3,809)	$(5,139)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Other comprehensive income (loss) at December 31, prior year	$(5,139)	$(12,670)
Net gain (loss) arising during period	668	7,231
Prior Service credit (cost) arising during period	794	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	300
Prior service cost	(132)	-
Other comprehensive income (loss) at December 31, current year	$(3,809)	$(5,139)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service cost	$1,418	$1,794	$1,619
Interest cost	1,007	1,187	1,320
Net loss recognition	(132)	300	257
Net periodic cost	$2,293	$3,280	$3,196

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(1,330)	(7,531)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$963	$(4,251)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $132 thousand and ($131) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2016, 2015 and 2014 were 4.38%, 4.00% and 5.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2016, 2015 and 2014 were 4.16%, 4.38% and 4.00%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2017	$614
2018	706
2019	824
2020	951
2021	1,071
Next 5 years	7,804

14.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The general business statutory capital and surplus of Bermuda Re was $2,702,624 thousand and $2,632,411 thousand at December 31, 2016 and 2015, respectively.  The general business statutory net income of Bermuda Re was $682,876 thousand, $621,643 thousand and $698,834 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2016, Everest Re has $523,547 thousand available for payment of dividends in 2017 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,635,121 thousand and $3,210,891 thousand at December 31, 2016 and 2015, respectively.  The statutory net income of Everest Re was $523,547 thousand, $498,455 thousand and $357,298 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2016 (3)	2015 (3)	2016	2015
Regulatory targeted capital	$-	$2,079,005	$1,411,440	$1,355,668
Actual capital	$2,702,624	$2,632,411	$3,635,121	$3,210,891

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2016 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2016 actual capital will exceed the targeted capital level.

15.  COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
The Prudential Insurance Company of America	$146,507	$142,427
Unaffiliated life insurance company	$33,860	$33,062

16.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan ("2010 Employee Plan"), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan ("2009 Director Plan") and a 2003 Non-Employee Director Equity Compensation Plan ("2003 Director Plan").

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company.  At December 31, 2016, there were 2,629,771 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2016, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2016, there were 34,957 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced a 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2016 there were 362,714 remaining shares available to be granted under the 2003 Director Plan.

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

For share options, restricted shares and performance share units granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $26,398 thousand, $21,237 thousand and $21,196 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $6,898 thousand, $4,870 thousand and $5,819 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, a total of 173,546 restricted shares were granted on February 24, 2016, May 18, 2016, September 8, 2016, and November 16, 2016, with a fair value of $186.015, $182.095, $194.165 and $212.120 per share, respectively.  Additionally, 11,130 performance share units were awarded on February 24, 2016, with a fair value of $186.015 per unit.  No share options were granted during the year ended December 31, 2016.  For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized $597 thousand, $446 thousand and $401 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company's shareholder approved plans as of December 31, 2016, 2015 and 2014, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2016	648,034	$85.61
Granted	-	-
Exercised	187,940	87.31
Forfeited/Cancelled/Expired	5,100	88.25
Outstanding at December 31, 2016	454,994	84.88	3.7	$59,843

Exercisable at December 31, 2016	410,694	84.50	3.5	$54,169

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2015	888,184	$86.05
Granted	-	-
Exercised	230,350	87.21
Forfeited/Cancelled/Expired	9,800	87.68
Outstanding at December 31, 2015	648,034	85.61	4.5	$64,352

Exercisable at December 31, 2015	495,334	84.94	4.1	$49,517

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2014	1,190,544	$85.44
Granted	-	-
Exercised	286,120	83.53
Forfeited/Cancelled/Expired	16,240	85.73
Outstanding at December 31, 2014	888,184	86.05	5.2	$76,485

Exercisable at December 31, 2014	562,684	85.41	4.5	$48,812

There were no share options granted in 2016, 2015 and 2014.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2016, 2015 and 2014 was $19,876 thousand, $21,434 thousand and $21,202 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2016 was $16,408 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2016 was $6,480 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2016
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/16	Life	Price	at 12/31/16	Price
$71.7150 - $78.1700	90,880	2.1	$71.72	90,880	$71.72
$78.1800 - $85.6300	71,510	3.1	84.63	71,510	84.63
$85.6400 - $87.4700	109,240	4.1	86.62	109,240	86.62
$87.4800 - $110.1300	183,364	4.4	90.46	139,064	91.14
	454,994	3.7	84.88	410,694	84.50

The following table summarizes the status of the Company's non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	435,336	$143.02	467,745	$120.84	429,041	$103.50
Granted	173,546	186.37	156,262	178.80	176,159	147.44
Vested	145,834	130.54	154,387	113.12	128,549	99.55
Forfeited	27,710	147.32	34,284	138.19	8,906	118.82
Outstanding at December 31,	435,338	164.21	435,336	143.02	467,745	120.84

As of December 31, 2016, there was $51,511 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, was $27,427 thousand, $17,464 thousand and $12,797 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2016 was $8,061 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 547 common shares in 2016, 426 common shares in 2015 and 476 common shares in 2014 to the Company's non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $103 thousand, $75 thousand and $75 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 1,997,372 restricted common shares, of which 258,587 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 129,817 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 70,010, 82,277 and 82,490 common shares at a cost of $12,111 thousand, $14,666 thousand and $12,738 thousand in 2016, 2015 and 2014, respectively, from employees and non-employee directors who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company's non-vested performance share unit awards and changes for the period indicated:

	Year Ended December 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	10,705	$178.84	-	$-
Granted	11,130	186.02	10,705	178.84
Vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31,	21,835	182.50	10,705	178.84

17.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S. and Canada.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$2,125,792	$2,147,892	$2,154,530
Net written premiums	1,970,575	1,855,853	1,983,800

Premiums earned	$2,072,155	$1,952,680	$1,986,769
Incurred losses and LAE	1,068,475	825,081	954,525
Commission and brokerage	465,953	493,261	466,291
Other underwriting expenses	54,107	50,087	45,583
Underwriting gain (loss)	$483,620	$584,251	$520,370

International	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$1,230,683	$1,334,206	$1,603,566
Net written premiums	1,082,712	1,208,978	1,336,633

Premiums earned	$1,119,121	$1,251,111	$1,310,903
Incurred losses and LAE	486,550	749,891	748,174
Commission and brokerage	283,447	298,180	306,229
Other underwriting expenses	35,512	34,303	34,598
Underwriting gain (loss)	$313,612	$168,737	$221,902

Bermuda	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$890,375	$877,328	$786,408
Net written premiums	831,931	791,594	744,664

Premiums earned	$837,964	$822,391	$715,736
Incurred losses and LAE	461,909	456,448	361,792
Commission and brokerage	233,989	215,992	198,848
Other underwriting expenses	36,331	36,017	34,923
Underwriting gain (loss)	$105,735	$113,934	$120,173

Insurance	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross written premiums	$1,787,024	$1,532,287	$1,218,372
Net written premiums	1,385,687	1,325,886	1,067,333

Premiums earned	$1,291,226	$1,266,660	$1,030,299
Incurred losses and LAE	1,122,695	1,033,295	811,445
Commission and brokerage	205,303	176,213	149,777
Other underwriting expenses	176,772	136,661	118,001
Underwriting gain (loss)	$(213,544)	$(79,509)	$(48,924)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Underwriting gain (loss)	$689,423	$787,412	$813,522
Net investment income	473,085	473,473	530,485
Net realized capital gains (losses)	(7,216)	(184,147)	84,046
Net derivative gain (loss)	18,647	6,317	(11,599)
Corporate expenses	(27,231)	(23,254)	(23,421)
Interest, fee and bond issue cost amortization expense	(36,228)	(36,191)	(38,533)
Other income (expense)	(10,636)	88,280	32,308
Income (loss) before taxes	$1,099,844	$1,111,890	$1,386,808

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
United Kingdom	$688,598	$740,763	$676,490

Approximately 19.4%, 20.7% and 22.7% of the Company's gross written premiums in 2016, 2015 and 2014, respectively, were sourced through the Company's largest intermediary.

18.  DISPOSITIONS

On August 24, 2016, the Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there will not be a material fluctuation in the level of crop business, although it will be reflected as reinsurance rather than insurance.

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

19.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

20.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2016
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,353,189	$1,363,351	$1,782,616	$1,534,719
Net written premiums	1,181,457	1,154,953	1,564,644	1,369,851

Premiums earned	1,218,867	1,288,860	1,371,474	1,441,265
Net investment income	102,524	132,737	122,657	115,167
Net realized capital gains (losses)	(74,259)	32,658	380	34,005
Total claims and underwriting expenses	1,047,865	1,225,395	1,174,276	1,183,507
Net income (loss)	171,686	155,692	295,394	373,572

Earnings per common share attributable to Everest Re Group:
Basic	$4.03	$3.70	$7.11	$9.14
Diluted	$4.00	$3.67	$7.06	$9.08

	2015
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,418,025	$1,261,660	$1,724,943	$1,487,085
Net written premiums	1,224,289	1,135,718	1,500,355	1,321,949

Premiums earned	1,272,488	1,285,255	1,362,864	1,372,235
Net investment income	122,566	124,990	115,403	110,514
Net realized capital gains (losses)	(10,505)	(24,178)	(159,971)	10,507
Total claims and underwriting expenses	1,056,990	1,130,606	1,234,785	1,083,049
Net income (loss)	322,978	209,057	88,553	357,281

Earnings per common share attributable to Everest Re Group:
Basic	$7.26	$4.72	$2.02	$8.32
Diluted	$7.19	$4.68	$2.00	$8.26

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2016

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$1,115,208	$1,130,315	$1,130,315
State, municipalities and political subdivisions	723,938	729,984	729,984
Foreign government securities	1,254,175	1,258,160	1,258,160
Foreign corporate securities	2,565,710	2,631,978	2,631,978
Public utilities	272,946	277,978	277,978
All other corporate bonds	5,255,468	5,345,900	5,345,900
Mortgage - backed securities:
Commercial	308,827	306,932	306,932
Agency residential	2,415,901	2,405,469	2,405,469
Non-agency residential	642	641	641
Redeemable preferred stock	19,798	20,051	20,051
Total fixed maturities-available for sale	13,932,613	14,107,408	14,107,408
Fixed maturities - available for sale at fair value (1)	-	-	-
Equity securities - available for sale at market value	129,553	119,067	119,067
Equity securities - available for sale at fair value (1)	778,526	1,010,085	1,010,085
Short-term investments	431,478	431,478	431,478
Other invested assets	1,333,069	1,333,129	1,333,129
Cash	481,922	481,922	481,922

Total investments and cash	$17,087,161	$17,483,089	$17,483,089

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2016	2015

ASSETS:
Fixed maturities - available for sale, at market value	$2,178	$78,282
(amortized cost: 2016, $2,176; 2015, $78,153)
Short-term investments	-	18,288
Other invested assets (cost: 2016, $145,036; 2015, $0)	145,036	-
Cash	2,034	740
Investment in subsidiaries, at equity in the underlying net assets	8,120,595	7,705,868
Accrued investment income	20	71
Receivable from subsidiaries	894	736
Other assets	60,603	56,314
TOTAL ASSETS	$8,331,360	$7,860,299

LIABILITIES:
Long term note payable - Affiliated	$250,000	$250,000
Due to subsidiaries	1,020	1,068
Other liabilities	4,944	646
Total liabilities	255,964	251,714

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2016) 68,871 and (2015) 68,606 issued outstanding before treasury shares	689	686
Additional paid-in capital	2,140,783	2,103,638
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $8,240 at 2016 and ($15,863) at 2015	(216,764)	(231,755)
Treasury shares, at cost; 27,972 shares (2016) and 25,912 shares (2015)	(3,272,244)	(2,885,956)
Retained earnings	9,422,932	8,621,972
Total shareholders' equity	8,075,396	7,608,585
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,331,360	$7,860,299

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
(Dollars in thousands)
REVENUES:
Net investment income	$879	$3,895	$824
Net realized capital gains (losses)	144	(3,057)	15
Other income (expense)	5,022	7,809	5,568
Net income (loss) of subsidiaries	1,012,315	989,462	1,208,192
Total revenues	1,018,360	998,109	1,214,599

EXPENSES:
Interest expense - affiliated	4,300	4,300	-
Other expenses	17,716	15,940	15,443
Total expenses	22,016	20,240	15,443

INCOME (LOSS) BEFORE TAXES	996,344	977,869	1,199,156
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$996,344	$977,869	$1,199,156

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	57,629	(274,127)	704
Reclassification adjustment for realized losses (gains) included in net income (loss)	15,118	93,688	21,392
Total URA(D) on securities arising during the period	72,747	(180,439)	22,096

Foreign currency translation adjustments	(55,341)	(111,530)	(95,417)

Benefit plan actuarial net gain (loss) for the period	(7,488)	5,681	(39,110)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,073	6,216	3,020
Total benefit plan net gain (loss) for the period	(2,415)	11,897	(36,090)
Total other comprehensive income (loss), net of tax	14,991	(280,072)	(109,411)

COMPREHENSIVE INCOME (LOSS)	$1,011,335	$697,797	$1,089,745

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$996,344	$977,869	$1,199,156
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,012,315)	(989,462)	(1,208,192)
Dividends received from subsidiaries	690,000	590,000	690,000
Change in other assets and liabilities, net	66	(7,626)	14,470
Increase (decrease) in due to/from affiliates	(206)	839	(2,520)
Amortization of bond premium (accrual of bond discount)	(56)	525	156
Realized capital losses (gains)	(144)	3,057	(15)
Non-cash compensation expense	2,311	1,841	1,828
Net cash provided by (used in) operating activities	676,000	577,043	694,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(77,324)	(60,600)	(73,873)
Proceeds from fixed maturities matured/called - available for sale, at market value	1,152	26,074	4,765
Proceeds from fixed maturities sold - available for sale, at market value	75,025	252,047	50,010
Distribution from other invested assets	757,399	-	-
Cost of fixed maturities acquired - available for sale, at market value	-	(532,480)	(49,994)
Cost of other invested assets acquired	(902,435)	-	-
Net change in short-term investments	18,288	279,462	(269,307)
Net cash provided by (used in) investing activities	(127,895)	(35,497)	(338,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	34,861	32,962	37,208
Purchase of treasury shares	(386,288)	(400,059)	(500,024)
Proceeds from issuance of long term notes - affiliated	-	-	250,000
Dividends paid to shareholders	(195,384)	(175,107)	(145,913)
Net cash provided by (used in) financing activities	(546,811)	(542,204)	(358,729)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	1,294	(658)	(2,245)
Cash, beginning of period	740	1,398	3,643
Cash, end of period	$2,034	$740	$1,398

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.)
Everest Re Group, Ltd. entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of December 31, 2014. The note will mature on December 31, 2023 and has an interest rate of 1.72% that will be paid annually.  This transaction is presented as a Long Term Note Payable – Affiliated in the Condensed Balance Sheets of Everest Re Group, Ltd.

3.)
Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. ("Mt. Logan Re"), an affiliated entity.  As of December 31, 2016 and 2015, Everest Re Group, Ltd. had investments in preferred shares of Mt. Logan Re, Ltd. segregated accounts of $55,536 thousand and $50,000 thousand, respectively.

Based upon ASU 2015-02, authoritative guidance regarding consolidation of reporting entities, the separate segregated accounts of Mt. Logan Re are no longer included as part of the consolidated financial statements of Everest Re Group, Ltd. and its subsidiaries.  Therefore, for the condensed financial statements, the presentation of Everest Re Group, Ltd. investments and operating results related to Mt. Logan Re have been reclassified for the presented periods in accordance with the guidance.  On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $58,955 thousand and $55,673 thousand as of December 31, 2016 and 2015, respectively, have been recorded within Other Assets instead of within Investment in subsidiaries, at equity in the underlying net assets.  On the Condensed Statements of Operations, operating results of $5,536 thousand, $8,268 thousand and $6,142 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, have been recorded in other income (expense) instead of net income (loss) of subsidiaries.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2016
Domestic	$220,864	$6,604,867	$1,110,528	$3,363,381	$234,123	$2,191,170	$671,256	$230,879	$3,356,262
International	52,014	1,748,380	237,120	1,119,121	33,059	486,550	283,447	35,512	1,082,712
Bermuda	71,174	1,959,065	229,898	837,964	205,902	461,909	233,989	36,331	831,931
Total	$344,052	$10,312,313	$1,577,546	$5,320,466	$473,085	$3,139,629	$1,188,692	$302,722	$5,270,905

December 31, 2015
Domestic	$234,061	$6,114,129	$1,083,493	$3,219,340	$245,159	$1,858,376	$669,474	$186,748	$3,181,739
International	61,217	1,819,700	273,677	1,251,111	34,181	749,891	298,180	34,303	1,208,978
Bermuda	77,074	2,017,970	256,220	822,391	194,133	456,448	215,992	36,017	791,594
Total	$372,351	$9,951,798	$1,613,390	$5,292,842	$473,473	$3,064,715	$1,183,646	$257,069	$5,182,311

December 31, 2014
Domestic	$242,178	$6,041,129	$1,099,842	$3,017,068	$253,304	$1,765,970	$616,068	$163,584	$3,051,133
International	69,050	1,785,695	347,352	1,310,903	40,262	748,174	306,229	34,598	1,336,633
Bermuda	87,103	1,893,989	281,551	715,736	236,920	361,792	198,848	34,923	744,664
Total	$398,331	$9,720,813	$1,728,745	$5,043,707	$530,485	$2,875,936	$1,121,145	$233,104	$5,132,430

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2016
Total property and liability insurance
premiums earned	$1,694,702	$736,180	$4,361,944	$5,320,466	82.0%

December 31, 2015
Total property and liability insurance
premiums earned	$1,491,163	$698,847	$4,500,526	$5,292,842	85.0%

December 31, 2014
Total property and liability insurance
premiums earned	$1,183,498	$559,113	$4,419,322	$5,043,707	87.6%