Form 10-Q
period 2017-03-31
EVEREST RE GROUP LTD
filed 2017-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)		Emerging growth company

Indicate by check mark if the registrant is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2017
Common Shares, $0.01 par value	41,069,286

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2017 (unaudited)
	and December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three
	months ended March 31, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,730,995	$14,107,408
(amortized cost: 2017, $14,542,645; 2016, $13,932,613)
Equity securities - available for sale, at market value (cost: 2017, $108,834; 2016, $129,553)	104,346	119,067
Equity securities - available for sale, at fair value	983,459	1,010,085
Short-term investments	477,177	431,478
Other invested assets (cost: 2017, $1,358,749; 2016, $1,333,069)	1,359,252	1,333,129
Cash	468,240	481,922
Total investments and cash	18,123,469	17,483,089
Accrued investment income	98,169	96,473
Premiums receivable	1,707,232	1,485,990
Reinsurance receivables	1,050,540	1,018,325
Funds held by reinsureds	262,111	260,644
Deferred acquisition costs	347,337	344,052
Prepaid reinsurance premiums	215,749	191,768
Income taxes	135,050	177,704
Other assets	253,296	263,459
TOTAL ASSETS	$22,192,953	$21,321,504

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,414,046	$10,312,313
Future policy benefit reserve	55,158	55,074
Unearned premium reserve	1,704,734	1,577,546
Funds held under reinsurance treaties	23,201	21,278
Commission reserves	59,266	70,335
Other net payable to reinsurers	207,592	190,986
Losses in course of payment	181,331	67,107
4.868% Senior notes due 6/1/2044	396,744	396,714
6.6% Long term notes due 5/1/2067	236,487	236,462
Accrued interest on debt and borrowings	12,341	3,537
Equity index put option liability	19,429	22,059
Unsettled securities payable	272,470	27,927
Other liabilities	262,278	264,770
Total liabilities	13,845,077	13,246,108

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2017) 69,030
and (2016) 68,871 outstanding before treasury shares	691	689
Additional paid-in capital	2,141,653	2,140,783
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $13,886 at 2017 and $8,240 at 2016	(185,518)	(216,764)
Treasury shares, at cost; 27,972 shares 2017 and 2016	(3,272,244)	(3,272,244)
Retained earnings	9,663,294	9,422,932
Total shareholders' equity	8,347,876	8,075,396
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,192,953	$21,321,504

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2017	2016
	(unaudited)
REVENUES:
Premiums earned	$1,312,097	$1,218,867
Net investment income	122,289	102,524
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,229)	(28,793)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	53,957	(45,466)
Total net realized capital gains (losses)	52,728	(74,259)
Net derivative gain (loss)	2,630	(3,020)
Other income (expense)	(4,966)	(2,066)
Total revenues	1,484,778	1,242,046

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	770,788	700,749
Commission, brokerage, taxes and fees	282,269	275,006
Other underwriting expenses	75,887	72,110
Corporate expenses	8,457	7,886
Interest, fees and bond issue cost amortization expense	8,964	9,228
Total claims and expenses	1,146,365	1,064,979

INCOME (LOSS) BEFORE TAXES	338,413	177,067
Income tax expense (benefit)	46,770	5,381

NET INCOME (LOSS)	$291,643	$171,686

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	19,548	142,962
Reclassification adjustment for realized losses (gains) included in net income (loss)	(2,199)	32,381
Total URA(D) on securities arising during the period	17,349	175,343

Foreign currency translation adjustments	11,893	9,773

Benefit plan actuarial net gain (loss) for the period	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,004	1,340
Total benefit plan net gain (loss) for the period	2,004	1,340
Total other comprehensive income (loss), net of tax	31,246	186,456

COMPREHENSIVE INCOME (LOSS)	$322,889	$358,142

EARNINGS PER COMMON SHARE:
Basic	$7.12	$4.03
Diluted	7.07	4.00
Dividends declared	1.25	1.15

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2017	2016
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	40,898,864	42,694,252
Issued during the period, net	159,127	169,774
Treasury shares acquired	-	(464,360)
Balance, end of period	41,057,991	42,399,666

COMMON SHARES (par value):
Balance, beginning of period	$689	$686
Issued during the period, net	2	2
Balance, end of period	691	688

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,140,783	2,103,638
Share-based compensation plans	870	8,190
Balance, end of period	2,141,653	2,111,828

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(216,764)	(231,755)
Net increase (decrease) during the period	31,246	186,456
Balance, end of period	(185,518)	(45,299)

RETAINED EARNINGS:
Balance, beginning of period	9,422,932	8,621,972
Net income (loss)	291,643	171,686
Dividends declared ($1.25 per share in 2017 and $1.15 per share in 2016)	(51,281)	(48,706)
Balance, end of period	9,663,294	8,744,952

TREASURY SHARES AT COST:
Balance, beginning of period	(3,272,244)	(2,885,956)
Purchase of treasury shares	-	(85,914)
Balance, end of period	(3,272,244)	(2,971,870)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,347,876	$7,840,299

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$291,643	$171,686
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(220,367)	7,604
Decrease (increase) in funds held by reinsureds, net	1,211	60,592
Decrease (increase) in reinsurance receivables	(30,158)	(32,865)
Decrease (increase) in income taxes	37,010	(3,883)
Decrease (increase) in prepaid reinsurance premiums	(23,704)	(10,219)
Increase (decrease) in reserve for losses and loss adjustment expenses	99,095	50,497
Increase (decrease) in future policy benefit reserve	83	(473)
Increase (decrease) in unearned premiums	125,614	(26,116)
Increase (decrease) in other net payable to reinsurers	13,666	5,254
Increase (decrease) in losses in course of payment	113,815	24,473
Change in equity adjustments in limited partnerships	(10,998)	6,181
Distribution of limited partnership income	5,384	15,915
Change in other assets and liabilities, net	12,998	12,175
Non-cash compensation expense	7,501	8,041
Amortization of bond premium (accrual of bond discount)	11,746	12,354
Amortization of underwriting discount on senior notes	1	1
Net realized capital (gains) losses	(52,728)	74,259
Net cash provided by (used in) operating activities	381,812	375,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	525,873	503,428
Proceeds from fixed maturities sold - available for sale, at market value	428,491	324,118
Proceeds from equity securities sold - available for sale, at market value	18,802	203
Proceeds from equity securities sold - available for sale, at fair value	140,315	92,245
Distributions from other invested assets	1,165,905	1,111,710
Cost of fixed maturities acquired - available for sale, at market value	(1,552,743)	(1,078,990)
Cost of equity securities acquired - available for sale, at market value	(1,282)	(1,105)
Cost of equity securities acquired - available for sale, at fair value	(66,902)	(96,297)
Cost of other invested assets acquired	(1,184,270)	(1,454,123)
Net change in short-term investments	(45,178)	360,238
Net change in unsettled securities transactions	236,702	30,390
Net cash provided by (used in) investing activities	(334,287)	(208,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	(6,629)	151
Purchase of treasury shares	-	(85,914)
Dividends paid to shareholders	(51,281)	(48,706)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(11,517)	(8,331)
Net cash provided by (used in) financing activities	(69,427)	(142,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,220	20,792

Net increase (decrease) in cash	(13,682)	45,285
Cash, beginning of period	481,922	283,658
Cash, end of period	$468,240	$328,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$9,593	$5,000
Interest paid	105	370

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

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

Effective January 1, 2016, the Company adopted Accounting Standards Update 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis"  issued by the United States Financial Accounting Standards Board ("FASB"), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance was implemented utilizing a full retrospective application for prior periods.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2017 presentation.

Application of Recently Issued Accounting Standard Changes.

Accounting for Share-Based Compensation. In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, authoritative guidance regarding the accounting for share-based compensation.  This guidance requires that the income tax effects resulting from the change in the value of share-based compensation awards between grant and settlement will be recorded as part of the Consolidated Statements of Operations and Comprehensive Income/(Loss).  Previously, excess tax benefits have been recorded as part of the additional paid in capital within the Consolidated Balance Sheets.  The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that annual reporting period.  The Company has implemented this guidance prospectively as of January 1, 2017.  The guidance also requires that the cost of employee taxes paid via shares withheld upon settlement of share-based compensation awards must be shown as a financing activity within the Statements of Cash Flows.  The Company has implemented this guidance retrospectively as of January 1, 2017.

The following table presents certain financial statement line items as previously reported in 2016, the effect of those line items due to treating the cost of shares withheld upon settlement of share-based compensation awards as a financing activity with the Statements of Cash Flows and the line items as currently reported within the financial statements.

Consolidated Statements of Cash Flows:	Three Months Ended March 31, 2016
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$3,844	$8,331	$12,175
Net cash provided by (used in) operating activities	367,145	8,331	375,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(8,331)	(8,331)
Net cash provided by (used in) financing activities	(134,469)	(8,331)	(142,800)

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, authoritative guidance regarding required disclosures associated with short duration insurance contracts.  The new disclosure requirements focus on information about initial claim estimates and subsequent claim estimate adjustment, methodologies in estimating claims and the timing, frequency and severity of claims related to short duration insurance contracts. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016.  The Company implemented this guidance effective in the fourth quarter of 2016.

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

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company implemented this guidance effective in the second quarter of 2016.  The adoption did not have a material impact on the Company's financial statements.

Consolidation. In February 2015, the FASB issued ASU 2015-02, authoritative guidance regarding consolidation of reporting entities.  The new guidance focuses on the required evaluation of whether certain legal entities should be consolidated.  This guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  Based upon this guidance, the Company has determined that the separate segregated accounts associated with Mt. Logan Re should not be consolidated.  The Company implemented the guidance effective January 1, 2016.

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,434,890	$19,729	$(4,550)	$1,450,069	$-
Obligations of U.S. states and political subdivisions	705,145	18,818	(11,526)	712,437	-
Corporate securities	5,307,357	124,365	(28,769)	5,402,953	3,728
Asset-backed securities	556,928	1,225	(901)	557,252	-
Mortgage-backed securities
Commercial	299,824	2,167	(3,057)	298,934	-
Agency residential	2,399,912	16,437	(26,172)	2,390,177	-
Non-agency residential	598	43	(45)	596	-
Foreign government securities	1,237,190	58,713	(53,139)	1,242,764	159
Foreign corporate securities	2,600,801	130,152	(55,140)	2,675,813	847
Total fixed maturity securities	$14,542,645	$371,649	$(183,299)	$14,730,995	$4,734
Equity securities	$108,834	$2,038	$(6,526)	$104,346	$-

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115,208	$20,410	$(5,303)	$1,130,315	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	5,059,388	131,651	(35,758)	5,155,281	7,936
Asset-backed securities	488,824	1,110	(1,286)	488,648	-
Mortgage-backed securities
Commercial	308,827	1,983	(3,878)	306,932	-
Agency residential	2,415,901	17,478	(27,910)	2,405,469	-
Non-agency residential	642	44	(45)	641	-
Foreign government securities	1,254,175	61,226	(57,241)	1,258,160	115
Foreign corporate securities	2,565,710	130,714	(64,446)	2,631,978	1,184
Total fixed maturity securities	$13,932,613	$382,632	$(207,837)	$14,107,408	$9,235
Equity securities	$129,553	$2,298	$(12,784)	$119,067	$-

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

	At March 31, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,121,273	$1,129,238	$956,945	$966,970
Due after one year through five years	7,198,076	7,305,413	6,769,585	6,870,056
Due after five years through ten years	1,996,817	2,028,852	2,020,215	2,052,733
Due after ten years	969,217	1,020,533	971,674	1,015,959
Asset-backed securities	556,928	557,252	488,824	488,648
Mortgage-backed securities:
Commercial	299,824	298,934	308,827	306,932
Agency residential	2,399,912	2,390,177	2,415,901	2,405,469
Non-agency residential	598	596	642	641
Total fixed maturity securities	$14,542,645	$14,730,995	$13,932,613	$14,107,408

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$18,055	$200,308
Fixed maturity securities, other-than-temporary impairment	(4,501)	210
Equity securities	5,999	4,366
Other invested assets	444	-
Change in unrealized appreciation (depreciation), pre-tax	19,997	204,884
Deferred tax benefit (expense)	(3,873)	(29,472)
Deferred tax benefit (expense), other-than-temporary impairment	1,225	(69)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$17,349	$175,343

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

The Company's assessments are based on the issuers' current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$403,943	$(4,550)	$-	$-	$403,943	$(4,550)
Obligations of U.S. states and political subdivisions	206,241	(10,966)	492	(560)	206,733	(11,526)
Corporate securities	1,293,796	(19,093)	141,724	(9,676)	1,435,520	(28,769)
Asset-backed securities	157,135	(467)	11,241	(434)	168,376	(901)
Mortgage-backed securities
Commercial	78,082	(1,899)	21,512	(1,158)	99,594	(3,057)
Agency residential	1,611,271	(21,394)	179,414	(4,778)	1,790,685	(26,172)
Non-agency residential	-	-	99	(45)	99	(45)
Foreign government securities	279,924	(12,692)	247,576	(40,447)	527,500	(53,139)
Foreign corporate securities	542,953	(9,280)	287,612	(45,860)	830,565	(55,140)
Total fixed maturity securities	$4,573,345	$(80,341)	$889,670	$(102,958)	$5,463,015	$(183,299)
Equity securities	-	-	90,810	(6,526)	90,810	(6,526)
Total	$4,573,345	$(80,341)	$980,480	$(109,484)	$5,553,825	$(189,825)

	Duration of Unrealized Loss at March 31, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$338,289	$(1,311)	$89,469	$(21,621)	$427,758	$(22,932)
Due in one year through five years	1,599,496	(22,510)	497,328	(67,024)	2,096,824	(89,534)
Due in five years through ten years	546,075	(20,007)	84,641	(7,210)	630,716	(27,217)
Due after ten years	242,997	(12,753)	5,966	(688)	248,963	(13,441)
Asset-backed securities	157,135	(467)	11,241	(434)	168,376	(901)
Mortgage-backed securities	1,689,353	(23,293)	201,025	(5,981)	1,890,378	(29,274)
Total fixed maturity securities	$4,573,345	$(80,341)	$889,670	$(102,958)	$5,463,015	$(183,299)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2017 were $5,553,825 thousand and $189,825 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2017, did not exceed 1.0% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $80,341 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities and obligations of U.S. states and political subdivisions.  Of these unrealized losses, $77,268 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $102,958 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign corporate securities, foreign government securities, domestic corporate securities and agency residential mortgage-backed securities.  Nearly all of these unrealized losses are attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the securities before recovery of cost basis.  In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Fixed maturities	$103,245	$102,525
Equity securities	8,745	11,139
Short-term investments and cash	630	400
Other invested assets
Limited partnerships	10,998	(6,158)
Other	2,272	(850)
Gross investment income before adjustments	125,890	107,056
Funds held interest income (expense)	3,148	2,540
Future policy benefit reserve income (expense)	(319)	(301)
Gross investment income	128,719	109,295
Investment expenses	(6,430)	(6,771)
Net investment income	$122,289	$102,524

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

The Company had contractual commitments to invest up to an additional $535,550 thousand in limited partnerships at March 31, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2021.

The Company's other invested assets at March 31, 2017 and December 31, 2016 included $397,757 thousand and $378,862 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,229)	$(28,793)
Gains (losses) from sales	11,373	(16,911)
Fixed maturity securities, fair value:
Gains (losses) from fair value adjustments	-	(232)
Equity securities, market value:
Gains (losses) from sales	(3,436)	57
Equity securities, fair value:
Gains (losses) from sales	4,516	(8,426)
Gains (losses) from fair value adjustments	41,507	(19,955)
Other invested assets	1	-
Short-term investments gain (loss)	(4)	1
Total net realized capital gains (losses)	$52,728	$(74,259)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Proceeds from sales of fixed maturity securities	$428,491	$324,118
Gross gains from sales	15,473	8,552
Gross losses from sales	(4,100)	(25,463)

Proceeds from sales of equity securities	$159,117	$92,448
Gross gains from sales	8,208	1,839
Gross losses from sales	(7,128)	(10,208)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Gross reserves at January 1	$10,312,313	$9,951,798
Less reinsurance recoverables	(990,862)	(881,503)
Net reserves at January 1	9,321,451	9,070,295

Incurred related to:
Current year	770,660	3,434,964
Prior years	128	(295,335)
Total incurred losses and LAE	770,788	3,139,629

Paid related to:
Current year	106,606	745,642
Prior years	582,431	2,042,972
Total paid losses and LAE	689,037	2,788,614

Foreign exchange/translation adjustment	20,910	(99,859)

Net reserves at December 31	9,424,112	9,321,451
Plus reinsurance recoverables	989,934	990,862
Gross reserves at December 31	$10,414,046	$10,312,313

Incurred prior years' reserves increased by $128 thousand and decreased by $295,335 thousand for the three months ended March 31, 2017 and for the twelve months ended December 31, 2016, respectively.

The decrease for the twelve months ended December 31, 2016 was attributable to favorable development in the reinsurance segments of $468,749 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53,909 thousand of adverse development on asbestos and environmental ("A&E") reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60,000 thousand.  At December 31, 2016, this loss was projected to be $16,720 thousand resulting in $43,280 thousand of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173,414 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

5.     DERIVATIVES

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

The Company sold six equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index, for total consideration, net of commissions, of $22,530 thousand.  Based on historical index volatilities and trends and the March 31, 2017 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 4%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2017, the present value of these theoretical maximum payouts using a 3% discount factor was $448,887 thousand.  Conversely, if the contracts had all expired on March 31, 2017, with the S&P index at $2,362.72, there would have been no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  Based on historical index volatilities and trends and the March 31, 2017 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 22%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2017, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $36,274 thousand.  Conversely, if the contract had expired on March 31, 2017, with the FTSE index at ₤7,322.92, there would have been no settlement amount.

At March 31, 2017 and December 31, 2016, the fair value for these equity put options was $19,429 thousand and $22,059 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2017	December 31, 2016

Equity index put option contracts	Equity index put option liability	$19,429	$22,059
Total		$19,429	$22,059

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2017	2016

Equity index put option contracts	Net derivative gain (loss)	$2,630	$(3,020)
Total		$2,630	$(3,020)

6.     FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $87,124 thousand at March 31, 2017.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2017 and December 31, 2016 of $284,588 thousand and $256,041 thousand, respectively, and all prices were obtained from publically published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,450,069	$-	$1,450,069	$-
Obligations of U.S. States and political subdivisions	712,437	-	712,437	-
Corporate securities	5,402,953	-	5,318,631	84,322
Asset-backed securities	557,252	-	557,252	-
Mortgage-backed securities
Commercial	298,934	-	298,934	-
Agency residential	2,390,177	-	2,390,177	-
Non-agency residential	596	-	596	-
Foreign government securities	1,242,764	-	1,242,764	-
Foreign corporate securities	2,675,813	-	2,673,011	2,802
Total fixed maturities, market value	14,730,995	-	14,643,871	87,124

Equity securities, market value	104,346	90,809	13,537	-
Equity securities, fair value	983,459	966,002	17,457	-

Liabilities:
Equity index put option contracts	$19,429	$-	$-	$19,429

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2017.

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

In addition, $22,118 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$65,197	$2,538	$67,735	$3,933	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	214	(24)	190	8	(997)	(989)
Included in other comprehensive income (loss)	(29)	-	(29)	(6)	-	(6)
Purchases, issuances and settlements	18,940	288	19,228	11,771	-	11,771
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$84,322	$2,802	$87,124	$15,706	$596	$16,302

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Liabilities:
Balance, beginning of period	$22,059	$40,705
Total (gains) or losses (realized/unrealized)
Included in earnings	(2,630)	3,020
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$19,429	$43,725

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net income (loss) per share:
Numerator
Net income (loss)	$291,643	$171,686
Less: dividends declared-common shares and nonvested common shares	(51,281)	(48,706)
Undistributed earnings	240,362	122,980
Percentage allocated to common shareholders (1)	98.9%	99.0%
	237,754	121,697
Add: dividends declared-common shareholders	50,753	48,210
Numerator for basic and diluted earnings per common share	$288,507	$169,907

Denominator
Denominator for basic earnings per weighted-average common shares	40,529	42,129
Effect of dilutive securities:
Options	267	334
Denominator for diluted earnings per adjusted weighted-average common shares	40,796	42,463

Per common share net income (loss)
Basic	$7.12	$4.03
Diluted	$7.07	$4.00

(1) Basic weighted-average common shares outstanding	40,529	42,129
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,973	42,573
Percentage allocated to common shareholders	98.9%	99.0%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2017 and 2016.

All outstanding options expire on or between February 20, 2018 and September 19, 2022.

8.     COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$146,620	$146,507
Unaffiliated life insurance company	32,458	33,860

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$31,206	$(8,382)	$22,824	$159,028	$(16,207)	$142,821
URA(D) on securities - OTTI	(4,501)	1,225	(3,276)	210	(69)	141
Reclassification of net realized losses (gains) included in net income (loss)	(6,708)	4,509	(2,199)	45,646	(13,265)	32,381
Foreign currency translation adjustments	13,813	(1,920)	11,893	17,819	(8,046)	9,773
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	3,083	(1,079)	2,004	2,062	(722)	1,340
Total other comprehensive income (loss)	$36,893	$(5,647)	$31,246	$224,765	$(38,309)	$186,456

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(6,708)	$45,646	Other net realized capital gains (losses)
	4,509	(13,265)	Income tax expense (benefit)
	$(2,199)	$32,381	Net income (loss)

Benefit plan net gain (loss)	$3,083	$2,062	Other underwriting expenses
	(1,079)	(722)	Income tax expense (benefit)
	$2,004	$1,340	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Beginning balance of URA (D) on securities	$115,558	$42,811
Current period change in URA (D) of investments - temporary	20,625	66,802
Current period change in URA (D) of investments - non-credit OTTI	(3,276)	5,945
Ending balance of URA (D) on securities	132,907	115,558

Beginning balance of foreign currency translation adjustments	(266,818)	(211,477)
Current period change in foreign currency translation adjustments	11,893	(55,341)
Ending balance of foreign currency translation adjustments	(254,925)	(266,818)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	2,004	(2,415)
Ending balance of benefit plan net gain (loss)	(63,500)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(185,518)	$(216,764)

10.  CREDIT FACILITIES

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Credit facility interest and fees incurred	$104	$370

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2017, was $5,657,511 thousand.  As of March 31, 2017, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At March 31, 2017			At December 31, 2016
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	-		600,000	-
		-	471,285	12/31/2017	-	478,233	12/31/2017
Total Wells Fargo Bank Group Credit Facility		$800,000	$471,285		$800,000	$478,233

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2017	$200,000	$4,058	2/28/2017
		74,702	12/31/2017		3,672	11/24/2017
		4,058	2/28/2018		69,404	12/31/2017
		281	8/30/2018		269	8/30/2018
		3,788	12/31/2018		1,163	12/31/2018
		92,803	3/20/2021		93,180	12/30/2020
Total Citibank Bilateral Agreement	$200,000	$179,304		$200,000	$171,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2017, was $5,657,511 thousand. As of March 31, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£140,000	£130,606	12/31/2020	£140,000	£130,606	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£140,000	£130,606		£140,000	£130,606

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2017, the total amount on deposit in trust accounts was $747,944 thousand.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2017	2016
(Dollars in thousands)
Ceded written premiums	54,218	56,668
Ceded earned premiums	40,597	42,904
Ceded losses and LAE	19,585	10,761

Assumed written premiums	2,732	3,560
Assumed earned premiums	2,732	3,560
Assumed losses and LAE	-	-

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $868,836 thousand and $932,243 thousand at March 31, 2017 and December 31, 2016, respectively.  Of this amount, Group had invested $55,850 thousand and $55,536 thousand at March 31, 2017 and December 31, 2016, respectively, in the preferred shares.

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

On April 13, 2017 the Company entered into six collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with annual aggregate catastrophe reinsurance coverage.  The initial three agreements are four year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $225,000 thousand, $400,000 thousand and $325,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. The subsequent three agreements are five year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $50,000 thousand, $75,000 thousand and $175,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes").  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes").  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes ("Series 2017-1 Notes) and $300,000 thousand of notes ("Series 2017-2 Notes). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

12.  SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,744	$403,468	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest expense incurred	$4,868	$4,868

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,487	$222,456	$236,462	$204,636

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Interest expense incurred	$3,937	$3,937

14.   SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$578,958	$536,706
Net written premiums	517,369	470,691

Premiums earned	$481,524	$486,541
Incurred losses and LAE	262,066	236,444
Commission and brokerage	102,358	117,317
Other underwriting expenses	14,251	13,459
Underwriting gain (loss)	$102,849	$119,321

	Three Months Ended
International	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$266,417	$235,591
Net written premiums	245,662	202,500

Premiums earned	$271,581	$250,450
Incurred losses and LAE	159,501	147,535
Commission and brokerage	66,150	64,286
Other underwriting expenses	9,480	7,823
Underwriting gain (loss)	$36,450	$30,806

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$321,122	$204,732
Net written premiums	305,032	184,314

Premiums earned	$235,106	$194,428
Incurred losses and LAE	128,432	111,521
Commission and brokerage	58,423	49,922
Other underwriting expenses	9,480	9,185
Underwriting gain (loss)	$38,771	$23,800

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2017	2016
Gross written premiums	$434,447	$376,160
Net written premiums	345,751	323,952

Premiums earned	$323,886	$287,448
Incurred losses and LAE	220,789	205,249
Commission and brokerage	55,338	43,481
Other underwriting expenses	42,676	41,643
Underwriting gain (loss)	$5,083	$(2,925)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Underwriting gain (loss)	$183,153	$171,002
Net investment income	122,289	102,524
Net realized capital gains (losses)	52,728	(74,259)
Net derivative gain (loss)	2,630	(3,020)
Corporate expenses	(8,457)	(7,886)
Interest, fee and bond issue cost amortization expense	(8,964)	(9,228)
Other income (expense)	(4,966)	(2,066)
Income (loss) before taxes	$338,413	$177,067

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
United Kingdom gross written premium	$170,820	$182,630

No other country represented more than 5% of the Company's revenues.

15.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2017, share-based compensation awards granted were 151,300 restricted shares, granted on February 22, 2017, with a fair value of $234.03 per share and 11,245 performance share units, granted on February 22, 2017 with a fair value of $234.03 per unit.

16.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Service cost	$3,299	$2,897
Interest cost	2,276	2,361
Expected return on plan assets	(3,155)	(2,484)
Amortization of net (income) loss	3,040	2,014
Net periodic benefit cost	$5,460	$4,788

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Service cost	$440	$438
Interest cost	249	296
Amortization of prior service cost	(33)	-
Amortization of net (income) loss	76	48
Net periodic benefit cost	$732	$782

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2017 and 2016.

17.  INCOME TAXES

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

18.  DISPOSITION

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

19.  SUBSEQUENT EVENTS

On April 13, 2017, the Company entered into six collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with annual aggregate catastrophe reinsurance coverage. Kilimanjaro has financed these coverages by issuing $950,000 thousand and $300,000 thousand of catastrophe bonds to unrelated, external investors. See also Footnote 11, Collateralized Reinsurance and Trust Agreements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although there were flooding and wind storm events and earthquakes in parts of the world, the overall 2013, 2014 and 2015 catastrophe losses for the industry were considerably lower than average.  During 2016, there was an increase in catastrophes:  the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, it is unlikely to have a significant impact on the overall markets, but may impact loss affected areas.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2017	2016	(Decrease)
Gross written premiums	$1,600.9	$1,353.2	18.3%
Net written premiums	1,413.8	1,181.5	19.7%

REVENUES:
Premiums earned	$1,312.1	$1,218.9	7.6%
Net investment income	122.3	102.5	19.3%
Net realized capital gains (losses)	52.7	(74.3)	-171.0%
Net derivative gain (loss)	2.6	(3.0)	-187.1%
Other income (expense)	(5.0)	(2.1)	140.2%
Total revenues	1,484.8	1,242.0	19.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	770.8	700.7	10.0%
Commission, brokerage, taxes and fees	282.3	275.0	2.6%
Other underwriting expenses	75.9	72.1	5.2%
Corporate expenses	8.5	7.9	7.2%
Interest, fees and bond issue cost amortization expense	9.0	9.2	-2.9%
Total claims and expenses	1,146.4	1,065.0	7.6%

INCOME (LOSS) BEFORE TAXES	338.4	177.1	91.1%
Income tax expense (benefit)	46.8	5.4	NM
NET INCOME (LOSS)	$291.6	$171.7	69.9%

RATIOS:			Point Change
Loss ratio	58.7%	57.5%	1.2
Commission and brokerage ratio	21.5%	22.6%	(1.1)
Other underwriting expense ratio	5.8%	5.9%	(0.1)
Combined ratio	86.0%	86.0%	-

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2017	2016	(Decrease)
Balance sheet data:
Total investments and cash	$18,123.5	$17,483.1	3.7%
Total assets	22,193.0	21,321.5	4.1%
Loss and loss adjustment expense reserves	10,414.0	10,312.3	1.0%
Total debt	633.2	633.2	0.0%
Total liabilities	13,845.1	13,246.1	4.5%
Shareholders' equity	8,347.9	8,075.4	3.4%
Book value per share	203.32	197.45	3.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 18.3% to $1,600.9 million for the three months ended March 31, 2017, compared to $1,353.2 million for the three months ended March 31, 2016, reflecting a $189.5 million, or 19.4%, increase in our reinsurance business and a $58.3 million, or 15.5%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, growth in production from the Bermuda office and increases in treaty casualty and financial lines of business.  The rise in insurance premiums was primarily due to increases in most lines of business, as we have focused on expanding the insurance operations.  Net written premiums increased by 19.7% to $1,413.8 million for the three months ended March 31, 2017, compared to $1,181.5 million for the three months ended March 31, 2016.  This change is consistent with the change in gross written premiums.  Premiums earned increased by 7.6% to $1,312.1 million for the three months ended March 31, 2017, compared to $1,218.9 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 19.3% to $122.3 million for the three months ended March 31, 2017, compared with investment income of $102.5 million for the three months ended March 31, 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 2.8% for the three months ended March 31, 2017, compared to 2.5% for the three months ended March 31, 2016.  The increase in income and yield was primarily the result of higher income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital gains were $52.7 million for the three months ended March 31, 2017 and net realized capital losses were $74.3 million for the three months ended March 31, 2016.  The net realized capital gains of $52.7 million for the three months ended March 31, 2017 were comprised of $41.5 million of net gains from fair value re-measurements and $12.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.2 million of other-than-temporary impairments.  The net realized capital losses of $74.3 million for the three months ended March 31, 2016 were comprised of $28.8 million of other-than-temporary impairments, $25.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.2 million of net losses from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative gain of $2.6 million and a net derivative loss of $3.0 million for the three months ended March 31, 2017 and 2016, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $5.0 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$750.7	57.2%		$0.1	0.0%		$750.8	57.2%
Catastrophes	20.0	1.5%		-	0.0%		20.0	1.5%
Total Segment	$770.7	58.7%		$0.1	0.0%		$770.8	58.7%

2016
Attritional	$692.4	56.8%		$(1.4)	-0.1%		$690.9	56.7%
Catastrophes	10.4	0.9%		(0.6)	-0.1%		9.8	0.8%
Total Segment	$702.8	57.7%		$(2.0)	-0.2%		$700.7	57.5%

Variance 2017/2016
Attritional	$58.3	0.4	pts	$1.5	0.1	pts	$59.9	0.5	pts
Catastrophes	9.6	0.6	pts	0.6	0.1	pts	10.2	0.7	pts
Total Segment	$67.9	1.0	pts	$2.1	0.2	pts	$70.1	1.2	pts

Incurred losses and LAE increased by 10.0% to $770.8 million for the three months ended March 31, 2017, compared to $700.7 million for the three months ended March 31, 2016, primarily due to an increase in current year attritional losses of $58.3 million and an increase of $9.6 million in current year catastrophe losses.  The increase in current year attritional losses is mainly due to the impact of the increase in premiums earned and the impact of the new crop reinsurance contract.  The current year catastrophe losses of $20.0 million for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($20.0 million). The current year catastrophe losses of $10.4 million for the three months ended March 31, 2016 related to the 2016 Taiwan earthquake.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 2.6% to $282.3 million for the three months ended March 31, 2017 compared to $275.0 million for the three months ended March 31, 2016.  The change was primarily due to the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $75.9 million and $72.1 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in other underwriting expenses was mainly due to costs incurred to support the increased premium activity, including costs related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $8.5 million and $7.9 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in corporate expenses was primarily due to higher compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was comparable at $9.0 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively.

Income Tax Expense (Benefit).  We had income tax expenses of $46.8 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was mainly due to higher realized capital gains in the U.S.

Net Income (Loss).
Our net income was $291.6 million and $171.7 million for the three months ended March 31, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio remained at 86.0% for the three months ended March 31, 2017 and 2016.  The loss ratio components increased 1.2 points for the three months ended March 31, 2017 over the same periods last year.  The change was mainly due to the increase in current year catastrophe losses.  The commission and brokerage ratio components were 21.5% for the three months ended March 31, 2017 and 22.6% for the three months ended March 31, 2016 reflecting changes in the mix of business.  The other underwriting expense ratio was comparable at 5.8% for the three months ended March 31, 2017 and 5.9% for the same period last year.

Shareholders' Equity.
Shareholders' equity increased by $272.5 million to $8,347.9 million at March 31, 2017 from $8,075.4 million at December 31, 2016, principally as a result of $291.6 million of net income, $17.3 million of unrealized appreciation on investments, net of tax, $11.9 million of net foreign currency translation adjustments, $2.0 million of net benefit plan obligation adjustments and $0.9 million of share-based compensation transactions, partially offset by $51.3 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 19.3% to $122.3 million for the three months ended March 31, 2017 compared to $102.5 million for the three months ended March 31, 2016, primarily due to an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Fixed maturities	$103.2	$102.5
Equity securities	8.7	11.1
Short-term investments and cash	0.6	0.4
Other invested assets
Limited partnerships	11.0	(6.1)
Other	2.3	(0.9)
Gross investment income before adjustments	125.9	107.1
Funds held interest income (expense)	3.1	2.5
Future policy benefit reserve income (expense)	(0.3)	(0.3)
Gross investment income	128.7	109.3
Investment expenses	(6.4)	(6.8)
Net investment income	$122.3	$102.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets	2.8%	2.9%
Imbedded after-tax yield of cash and invested assets	2.4%	2.4%

	Three Months Ended
	March 31,
	2017	2016
Annualized pre-tax yield on average cash and invested assets	2.8%	2.5%
Annualized after-tax yield on average cash and invested assets	2.4%	2.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$15.5	$8.6	$6.9
Losses	(4.1)	(25.5)	21.4
Total	11.4	(16.9)	28.3

Equity securities, market value:
Gains	-	0.1	(0.1)
Losses	(3.4)	-	(3.4)
Total	(3.4)	0.1	(3.5)

Equity securities, fair value:
Gains	8.2	1.8	6.4
Losses	(3.7)	(10.2)	6.5
Total	4.5	(8.4)	12.9

Total net realized capital gains (losses) from sales:
Gains	23.7	10.5	13.2
Losses	(11.2)	(35.7)	24.5
Total	12.5	(25.2)	37.7

Other-than-temporary impairments:	(1.2)	(28.8)	27.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(0.2)	0.2
Equity securities, fair value	41.5	(20.0)	61.5
Total	41.5	(20.2)	61.7

Total net realized capital gains (losses)	$52.7	$(74.3)	$127.0

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $52.7 million for the three months ended March 31, 2017 and net realized capital losses were $74.3 million for the three months ended March 31, 2016, respectively.   For the three months ended March 31, 2017, we recorded $41.5 million of net gains from fair value re-measurements and $12.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.2 million of other-than-temporary impairments.  For the three months ended March 31, 2016, we recorded $28.8 million of other-than-temporary impairments, $25.2 million of net realized capital losses from sales on our fixed maturity and equity securities and $20.2 million of net losses from fair value re-measurements.  The fixed maturity and equity sales for the three months ended March 31, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$579.0	$536.7	$42.3	7.9%
Net written premiums	517.4	470.7	46.7	9.9%

Premiums earned	$481.5	$486.5	$(5.0)	-1.0%
Incurred losses and LAE	262.1	236.4	25.6	10.8%
Commission and brokerage	102.4	117.3	(15.0)	-12.8%
Other underwriting expenses	14.3	13.5	0.8	5.9%
Underwriting gain (loss)	$102.8	$119.3	$(16.5)	-13.8%

				Point Chg
Loss ratio	54.4%	48.6%		5.8
Commission and brokerage ratio	21.3%	24.1%		(2.8)
Other underwriting expense ratio	2.9%	2.8%		0.1
Combined ratio	78.6%	75.5%		3.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 7.9% to $579.0 million for the three months ended March 31, 2017 from $536.7 million for the three months ended March 31, 2016, primarily due to an increase in the new crop reinsurance business and the increase in treaty casualty and surety business.  Net written premiums increased by 9.9% to $517.4 million for the three months ended March 31, 2017 compared to $470.7 million for the three months ended March 31, 2016.  The change is consistent with the change in gross written premiums.  Premiums earned decreased 1.0% to $481.5 million for the three months ended March 31, 2017, compared to $486.5 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$262.4	54.5%		$(1.2)	-0.3%		$261.2	54.2%
Catastrophes	1.0	0.2%		(0.2)	0.0%		0.8	0.2%
Total Segment	$263.4	54.7%		$(1.4)	-0.3%		$262.1	54.4%

2016
Attritional	$240.8	49.5%		$(4.5)	-0.9%		$236.3	48.6%
Catastrophes	-	0.0%		0.2	0.0%		0.2	0.0%
Total Segment	$240.8	49.5%		$(4.4)	-0.9%		$236.4	48.6%

Variance 2017/2016
Attritional	$21.6	5.0	pts	$3.3	0.6	pts	$24.9	5.6	pts
Catastrophes	1.0	0.2	pts	(0.4)	-	pts	0.6	0.2	pts
Total Segment	$22.6	5.2	pts	$3.0	0.6	pts	$25.6	5.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 10.8% to $262.1 million for the three months ended March 31, 2017 compared to $236.4 million for the three months ended March 31, 2016, primarily due to an increase of $21.6 million in current year attritional losses, resulting mainly from the impact of changes in the mix of business, including the impact of the new crop reinsurance contract.  The $1.0 million of current year catastrophe losses for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($1.0 million).  There were no current year catastrophe losses for the three months ended March 31, 2016.

Segment Expenses.  Commission and brokerage expenses decreased by 12.8% to $102.4 million for the three months ended March 31, 2017 compared to $117.3 million for the three months ended March 31, 2016.  The decrease is mainly due to the impact of the new crop reinsurance contract, the impact of quota share contracts and other changes in the mix of business.  Segment other underwriting expenses increased to $14.3 million for the three months ended March 31, 2017 from $13.5 million for the three months ended March 31, 2016.  The increase was primarily due to the impact of changes in the mix of business.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$266.4	$235.6	$30.8	13.1%
Net written premiums	245.7	202.5	43.2	21.3%

Premiums earned	$271.6	$250.5	$21.1	8.4%
Incurred losses and LAE	159.5	147.5	12.0	8.1%
Commission and brokerage	66.2	64.3	1.9	2.9%
Other underwriting expenses	9.5	7.8	1.7	21.2%
Underwriting gain (loss)	$36.5	$30.8	$5.6	18.3%

				Point Chg
Loss ratio	58.7%	58.9%		(0.2)
Commission and brokerage ratio	24.4%	25.7%		(1.3)
Other underwriting expense ratio	3.5%	3.1%		0.4
Combined ratio	86.6%	87.7%		(1.1)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 13.1% to $266.4 million for the three months ended March 31, 2017 compared to $235.6 million for the three months ended March 31, 2016, primarily due to increases in Middle East, Latin America, Singapore and Canada business and the positive impact of $11.6 million from the movement of foreign exchange rates.  Net written premiums increased by 21.3% to $245.7 million for the three months ended March 31, 2017 compared to $202.5 million for the three months ended March 31, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 8.4% to $271.6 million for the three months ended March 31, 2017 compared to $250.5 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$141.6	52.1%		$-	0.0%		$141.6	52.1%
Catastrophes	18.1	6.7%		(0.2)	-0.1%		17.9	6.6%
Total Segment	$159.7	58.8%		$(0.2)	-0.1%		$159.5	58.7%

2016
Attritional	$145.1	57.9%		$(7.4)	-3.0%		$137.7	54.9%
Catastrophes	10.4	4.2%		(0.6)	-0.2%		9.8	4.0%
Total Segment	$155.5	62.1%		$(8.0)	-3.2%		$147.5	58.9%

Variance 2017/2016
Attritional	$(3.5)	(5.8)	pts	$7.4	3.0	pts	$3.9	(2.8)	pts
Catastrophes	7.7	2.5	pts	0.4	0.1	pts	8.1	2.6	pts
Total Segment	$4.2	(3.3)	pts	$7.8	3.1	pts	$12.0	(0.2)	pts

Incurred losses and LAE increased by 8.1% to $159.5 million for the three months ended March 31, 2017 compared to $147.5 million for the three months ended March 31, 2016, primarily due to an increase of $7.7 million in current year catastrophe losses and a year over year negative impact in prior years' attritional losses of $7.4 million, partially offset by a decrease in current year attritional losses of $3.5 million.  The $7.4 million of favorable development on prior years' attritional losses for the three months ended March 31, 2016 was mainly related to Canadian business.  The $18.1 million of current year catastrophe losses for the three months ended March 31, 2017 were due to Cyclone Debbie in Australia ($18.1 million). The $10.4 million of current year catastrophe losses for the three months ended March 31, 2016 were due to the 2016 Taiwan Earthquake.

Segment Expenses.  Commission and brokerage increased by 2.9% to $66.2 million for the three months ended March 31, 2017 compared to $64.3 million for the three months ended March 31, 2016.  The increase was mainly due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $9.5 million for the three months ended March 31, 2017 compared to $7.8 million for the three months ended March 31, 2016, mainly due to the impact of the increase in premiums earned and additional infrastructure costs.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$321.1	$204.7	$116.4	56.9%
Net written premiums	305.0	184.3	120.7	65.5%

Premiums earned	$235.1	$194.4	$40.7	20.9%
Incurred losses and LAE	128.4	111.5	16.9	15.2%
Commission and brokerage	58.4	49.9	8.5	17.0%
Other underwriting expenses	9.5	9.2	0.3	3.2%
Underwriting gain (loss)	$38.8	$23.8	$15.0	62.9%

				Point Chg
Loss ratio	54.6%	57.4%		(2.8)
Commission and brokerage ratio	24.8%	25.7%		(0.9)
Other underwriting expense ratio	4.1%	4.7%		(0.6)
Combined ratio	83.5%	87.8%		(4.3)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 56.9% to $321.1 million for the three months ended March 31, 2017 compared to $204.7 million for the three months ended March 31, 2016, primarily due to increased casualty and financial lines of business written through the Bermuda office, partially offset by a negative impact of $8.1 million from the movement of foreign exchange rates.  Net written premiums increased by 65.5% to $305.0 million for the three months ended March 31, 2017 compared to $184.3 million for the three months ended March 31, 2016.  The change in net premiums is comparable to the change in gross written premiums.  Premiums earned increased 20.9% to $235.1 million for the three months ended March 31, 2017 compared to $194.4 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$127.0	54.0%		$-	0.0%		$127.0	54.0%
Catastrophes	0.9	0.4%		0.5	0.2%		1.4	0.6%
Total Segment	$127.9	54.4%		$0.5	0.2%		$128.4	54.6%

2016
Attritional	$107.9	55.5%		$3.6	1.9%		$111.5	57.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total Segment	$107.9	55.5%		$3.6	1.9%		$111.5	57.4%

Variance 2017/2016
Attritional	$19.1	(1.5)	pts	$(3.6)	(1.9)	pts	$15.5	(3.4)	pts
Catastrophes	0.9	0.4	pts	0.5	0.2	pts	1.4	0.6	pts
Total Segment	$20.0	(1.1)	pts	$(3.1)	(1.7)	pts	$16.9	(2.8)	pts

Incurred losses and LAE increased by 15.2% to $128.4 million for the three months ended March 31, 2017 compared to $111.5 million for the three months ended March 31, 2016, primarily due to an increase of $19.1 million in current year attritional losses related to the impact of the increase in premiums earned, partially offset by a year over year decrease of $3.6 million in prior year attritional losses.  The $0.9 million of current year catastrophe losses for the three months ended March 31, 2017 were due to Cyclone Debbie in Australia ($0.9 million).There were no current year catastrophe losses for the three months ended March 31, 2016.

Segment Expenses.  Commission and brokerage increased by 17.0% to $58.4 million for the three months ended March 31, 2017 compared to $49.9 million for the three months ended March 31, 2016.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $9.5 million for the three months ended March 31, 2017 compared to $9.2 million for the three months ended March 31, 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Variance	% Change
Gross written premiums	$434.4	$376.2	$58.3	15.5%
Net written premiums	345.8	324.0	21.8	6.7%

Premiums earned	$323.9	$287.4	$36.4	12.7%
Incurred losses and LAE	220.8	205.2	15.5	7.6%
Commission and brokerage	55.3	43.5	11.9	27.3%
Other underwriting expenses	42.7	41.6	1.0	2.5%
Underwriting gain (loss)	$5.1	$(2.9)	$8.0	NM

				Point Chg
Loss ratio	68.2%	71.4%		(3.2)
Commission and brokerage ratio	17.1%	15.1%		2.0
Other underwriting expense ratio	13.1%	14.5%		(1.4)
Combined ratio	98.4%	101.0%		(2.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 15.5% to $434.4 million for the three months ended March 31, 2017 compared to $376.2 million for the three months ended March 31, 2016.  This increase was primarily driven by expansion of various insurance lines of business, increases in accident and health business and premium from the start-up of the Lloyd's Syndicate.  Net written premiums increased by 6.7% to $345.8 million for the three months ended March 31, 2017 compared to $324.0 million for the three months ended March 31, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the marginally more conservative reinsurance position we have taken to support our new business.  Premiums earned increased 12.7% to $323.9 million for the three months ended March 31, 2017 compared to $287.4 million for the three months ended March 31, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$219.6	67.8%		$1.3	0.4%		$220.9	68.2%
Catastrophes	-	0.0%		(0.1)	0.0%		(0.1)	0.0%
Total Segment	$219.6	67.8%		$1.2	0.4%		$220.8	68.2%

2016
Attritional	$198.5	69.1%		$6.9	2.4%		$205.4	71.5%
Catastrophes	-	0.0%		(0.2)	-0.1%		(0.2)	-0.1%
Total Segment	$198.5	69.1%		$6.7	2.3%		$205.2	71.4%

Variance 2017/2016
Attritional	$21.1	(1.3)	pts	$(5.6)	(2.0)	pts	$15.5	(3.3)	pts
Catastrophes	-	-	pts	0.1	0.1	pts	0.1	0.1	pts
Total Segment	$21.1	(1.3)	pts	$(5.5)	(1.9)	pts	$15.5	(3.2)	pts

Incurred losses and LAE increased by 7.6% to $220.8 million for the three months ended March 31, 2017 compared to $205.2 million for the three months ended March 31, 2016 mainly due to an increase of $21.1 million in current year attritional losses related to the increase in premiums earned, partially offset by a year over year decrease of $5.6 million in prior years' attritional losses. There were no current year catastrophe losses for the three months ended March 31, 2017 and 2016.

Segment Expenses.  Commission and brokerage increased by 27.3% to $55.3 million for the three months ended March 31, 2017 compared to $43.5 million for the three months ended March 31, 2016.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased to $42.7 million for the three months ended March 31, 2017 compared to $41.6 million for the three months ended March 31, 2016.  The increase was primarily due to increased expenses due to the build out of our insurance platform.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,123.5 million at March 31, 2017, an increase of $640.4 million compared to $17,483.1 million at December 31, 2016.  This increase was primarily the result of $381.8 million of cash flows from operations, $236.7 million of unsettled securities, $24.7 million due to fluctuations in foreign currencies, $15.8 million in fair value re-measurements, $20.0 million of pre-tax unrealized appreciation, $11.7 million of amortization bond premium and $11.0 million in equity adjustments of our limited partnership investments, partially offset by $51.3 million paid out in dividends to shareholders, and $1.2 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2017, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 47.5% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2017		At December 31, 2016
Fixed maturities, market value	$14,731.0	81.3%	$14,107.4	80.7%
Equity securities, market value	104.3	0.6%	119.1	0.7%
Equity securities, fair value	983.5	5.4%	1,010.1	5.8%
Short-term investments	477.2	2.6%	431.5	2.5%
Other invested assets	1,359.3	7.5%	1,333.1	7.6%
Cash	468.2	2.6%	481.9	2.7%
Total investments and cash	$18,123.5	100.0%	$17,483.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2017	December 31, 2016
Fixed income portfolio duration (years)	3.2	3.3
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	2.8%	2.9%
Imbedded end of period yield, after-tax	2.4%	2.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016
Fixed income portfolio total return	0.9%	3.1%
Barclay's Capital - U.S. aggregate index	0.8%	2.7%

Common equity portfolio total return	4.7%	8.4%
S&P 500 index	6.1%	12.0%

Other invested asset portfolio total return	1.2%	4.3%

The pre-tax equivalent total return for the bond portfolio was approximately 1.2% and 5.0%, respectively, for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,050.5 million and $1,018.3 million at March 31, 2017 and December 31, 2016, respectively.  At March 31, 2017, $164.0 million, or 15.6%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $125.8 million, or 12.0%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $114.9 million, or 10.9%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich") and $91.3 million, or 8.7%, was receivable from Mt. Logan Re segregated accounts.  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,414.0 million at March 31, 2017 and $10,312.3 million at December 31, 2016.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,289.4	$2,122.1	$3,411.5	32.7%
International	905.0	897.9	1,802.9	17.3%
Bermuda	794.6	1,214.8	2,009.4	19.3%
Insurance	969.9	1,788.5	2,758.4	26.5%
Total excluding A&E	3,958.8	6,023.4	9,982.2	95.8%
A&E	296.0	135.8	431.8	4.2%
Total including A&E	$4,254.9	$6,159.2	$10,414.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,316.3	$2,033.9	$3,350.3	32.5%
International	893.5	850.3	1,743.8	16.9%
Bermuda	770.0	1,189.0	1,959.1	19.0%
Insurance	1,018.5	1,799.5	2,818.1	27.3%
Total excluding A&E	3,998.4	5,872.8	9,871.2	95.7%
A&E	293.5	147.6	441.1	4.3%
Total including A&E	$4,291.9	$6,020.4	$10,312.3	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our loss and LAE reserves represent management's best estimate of our ultimate liability for unpaid claims.  We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience.  Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-

evaluation is made.  Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate.  In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels.  Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels.  We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices.  Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2017	2016
Gross reserves	$431.8	$441.1
Reinsurance receivable	(121.6)	(122.0)
Net reserves	$310.2	$319.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2017, we had net asbestos loss reserves of $295.5 million, or 95.3%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.2 years at March 31, 2017.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $8,347.9 million as of March 31, 2017 from $8,075.4 million as of December 31, 2016.  This increase was the result of $291.6 million of net income, $17.3 million of unrealized appreciation on investments, net of tax, $11.9 million of net foreign currency translation adjustments, $2.0 million of net benefit plan obligation adjustments and $0.9 million of share-based compensation transactions, partially offset by $51.3 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at March 31, 2017 and December 31, 2016 was $8,347.9 million and $8,075.4 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2016	2015	2016	2015
Regulatory targeted capital	$2,025.7	$2,079.0	$1,411.4	$1,355.7
Actual capital	$2,702.6	$2,632.4	$3,635.1	$3,210.9

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

During 2016 and through the first quarter of 2017, we repurchased 2.1 million shares for $386.3 million in the open market and paid $246.7 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of March 31, 2017, we had repurchased 28.0 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $381.8 million and $375.5 million for the three months ended March 31, 2017 and 2016, respectively.  Additionally, these cash flows reflected net tax payments of $9.6 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively, and net catastrophe loss payments of $53.1 million and $26.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2017 and December 31, 2016, we held cash and short-term investments of $945.4 million and $913.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $397.8 million of available liquidity at March 31, 2017.  In addition to these cash and short-term investments, at March 31, 2017, we had $1,129.2 million of available for sale fixed maturity securities maturing within one year or less, $7,305.4 million maturing within one to five years and $3,049.4 million maturing after five years.  Our $1,087.8 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2017 we had $183.9 million of net pre-tax unrealized appreciation, comprised of $373.7 million of pre-tax unrealized appreciation and $189.8 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2017, was $5,657.5 million.  As of March 31, 2017, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2017 and December 31, 2016, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At March 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $471.3 million outstanding letters of credit under tranche two.  At December 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $478.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2017, was $5,657.5 million.  As of March 31, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2017 and December 31, 2016, Everest International Credit Facility had £130.6 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Interest Rate Risk.  Our $18.1 billion investment portfolio, at March 31, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,689.7 million of mortgage-backed securities in the $14,731.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $477.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2017
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,065.7	$15,648.6	$15,208.2	$14,746.1	$14,284.6
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.0%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$713.3	$367.1	$-	$(386.4)	$(772.2)

We had $10,414.0 million and $10,312.3 million of gross reserves for losses and LAE as of March 31, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.3 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.3 billion, representing approximately 54.3% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$870.2	$979.0	$1,087.8	$1,196.6	$1,305.4
After-tax Change in Fair/Market Value	$(148.3)	$(74.1)	$-	$74.1	$148.3

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

In June 2016, the United Kingdom approved a referendum to exit the European Union (commonly referred to as "Brexit") which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty.  The formal process for the United Kingdom to exit the European Union was triggered on March 29, 2017 by the filing of a notice to withdraw and now negotiations will occur as to the timing and terms of such an exit.   The Company has a Lloyd's of London Syndicate and Bermuda Re has a branch operation in the United Kingdom.  The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

ITEM 1A.              RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2017	394	$219.8275	0	2,022,000
February 1 - 28, 2017	47,002	$234.5245	0	2,022,000
March 1 - 31, 2017	0	$-	0	2,022,000
Total	47,396	$-	0	2,022,000

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

Dated:  May 10, 2017