Form 10-Q
period 2017-06-30
EVEREST RE GROUP LTD
filed 2017-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2017
Common Shares, $0.01 par value	41,063,767

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2017 (unaudited)
	and December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three
	and six months ended June 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,922,035	$14,107,408
(amortized cost: 2017, $14,756,926; 2016, $13,932,613)
Equity securities - available for sale, at market value (cost: 2017, $110,724; 2016, $129,553)	107,430	119,067
Equity securities - available for sale, at fair value	1,071,390	1,010,085
Short-term investments	326,585	431,478
Other invested assets (cost: 2017, $1,303,231; 2016, $1,333,069)	1,304,556	1,333,129
Cash	469,205	481,922
Total investments and cash	18,201,201	17,483,089
Accrued investment income	96,928	96,473
Premiums receivable	1,830,520	1,485,990
Reinsurance receivables	1,036,998	1,018,325
Funds held by reinsureds	272,526	260,644
Deferred acquisition costs	357,325	344,052
Prepaid reinsurance premiums	281,345	191,768
Income taxes	167,913	177,704
Other assets	277,135	263,459
TOTAL ASSETS	$22,521,891	$21,321,504

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,475,705	$10,312,313
Future policy benefit reserve	54,238	55,074
Unearned premium reserve	1,744,527	1,577,546
Funds held under reinsurance treaties	23,276	21,278
Commission reserves	53,996	70,335
Other net payable to reinsurers	262,462	190,986
Losses in course of payment	356,330	67,107
4.868% Senior notes due 6/1/2044	396,774	396,714
6.6% Long term notes due 5/1/2067	236,511	236,462
Accrued interest on debt and borrowings	2,632	3,537
Equity index put option liability	18,662	22,059
Unsettled securities payable	86,931	27,927
Other liabilities	225,049	264,770
Total liabilities	13,937,093	13,246,108

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2017) 69,037
and (2016) 68,871 outstanding before treasury shares	691	689
Additional paid-in capital	2,150,659	2,140,783
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $758 at 2017 and $8,240 at 2016	(151,972)	(216,764)
Treasury shares, at cost; 27,972 shares 2017 and 2016	(3,272,244)	(3,272,244)
Retained earnings	9,857,664	9,422,932
Total shareholders' equity	8,584,798	8,075,396
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,521,891	$21,321,504

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,369,681	$1,288,860	$2,681,778	$2,507,727
Net investment income	134,508	132,737	256,797	235,261
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,475)	(1,470)	(3,703)	(30,263)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	27,743	34,128	81,699	(11,338)
Total net realized capital gains (losses)	25,268	32,658	77,996	(41,601)
Net derivative gain (loss)	766	1,996	3,396	(1,024)
Other income (expense)	388	(28,367)	(4,578)	(30,433)
Total revenues	1,530,611	1,427,884	3,015,389	2,669,930

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	861,275	857,816	1,632,063	1,558,565
Commission, brokerage, taxes and fees	299,956	295,502	582,225	570,508
Other underwriting expenses	78,869	72,077	154,756	144,187
Corporate expenses	6,919	7,117	15,376	15,003
Interest, fees and bond issue cost amortization expense	8,059	9,073	17,023	18,301
Total claims and expenses	1,255,078	1,241,585	2,401,443	2,306,564

INCOME (LOSS) BEFORE TAXES	275,533	186,299	613,946	363,366
Income tax expense (benefit)	29,859	30,607	76,629	35,988

NET INCOME (LOSS)	$245,674	$155,692	$537,317	$327,378

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	4,868	124,356	24,416	267,318
Reclassification adjustment for realized losses (gains) included in net income (loss)	(8,993)	(1,448)	(11,192)	30,933
Total URA(D) on securities arising during the period	(4,125)	122,908	13,224	298,251

Foreign currency translation adjustments	35,667	5,050	47,560	14,823

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,004	1,341	4,008	2,681
Total benefit plan net gain (loss) for the period	2,004	1,341	4,008	2,681
Total other comprehensive income (loss), net of tax	33,546	129,299	64,792	315,755

COMPREHENSIVE INCOME (LOSS)	$279,220	$284,991	$602,109	$643,133

EARNINGS PER COMMON SHARE:
Basic	$5.98	$3.70	$13.10	$7.73
Diluted	5.95	3.67	13.02	7.68
Dividends declared	1.25	1.15	2.50	2.30

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	41,057,991	42,399,666	40,898,864	42,694,252
Issued during the period, net	7,221	28,492	166,348	198,266
Treasury shares acquired	-	(544,728)	-	(1,009,088)
Balance, end of period	41,065,212	41,883,430	41,065,212	41,883,430

COMMON SHARES (par value):
Balance, beginning of period	$691	$688	$689	$686
Issued during the period, net	-	-	2	2
Balance, end of period	691	688	691	688

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,141,653	2,111,828	2,140,783	2,103,638
Share-based compensation plans	9,006	8,753	9,876	16,943
Balance, end of period	2,150,659	2,120,581	2,150,659	2,120,581

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(185,518)	(45,299)	(216,764)	(231,755)
Net increase (decrease) during the period	33,546	129,299	64,792	315,755
Balance, end of period	(151,972)	84,000	(151,972)	84,000

RETAINED EARNINGS:
Balance, beginning of period	9,663,294	8,744,952	9,422,932	8,621,972
Net income (loss)	245,674	155,692	537,317	327,378
Dividends declared ($1.25 per share in second quarter 2017 and $2.50 year-to-date per share in 2017 and $1.15 per share in second quarter 2016 and $2.30
year-to-date per share in 2016)	(51,304)	(48,132)	(102,585)	(96,838)
Balance, end of period	9,857,664	8,852,512	9,857,664	8,852,512

TREASURY SHARES AT COST:
Balance, beginning of period	(3,272,244)	(2,971,870)	(3,272,244)	(2,885,956)
Purchase of treasury shares	-	(100,443)	-	(186,357)
Balance, end of period	(3,272,244)	(3,072,313)	(3,272,244)	(3,072,313)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,584,798	$7,985,468	$8,584,798	$7,985,468

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$537,317	$327,378
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(337,069)	20,168
Decrease (increase) in funds held by reinsureds, net	(7,980)	45,656
Decrease (increase) in reinsurance receivables	8,270	(68,284)
Decrease (increase) in income taxes	18,362	(10,424)
Decrease (increase) in prepaid reinsurance premiums	(87,091)	(51,243)
Increase (decrease) in reserve for losses and loss adjustment expenses	97,493	352,147
Increase (decrease) in future policy benefit reserve	(836)	(1,083)
Increase (decrease) in unearned premiums	161,009	(119,315)
Increase (decrease) in other net payable to reinsurers	65,929	46,508
Increase (decrease) in losses in course of payment	288,557	11,188
Change in equity adjustments in limited partnerships	(31,032)	(16,518)
Distribution of limited partnership income	22,992	41,296
Change in other assets and liabilities, net	(61,765)	26,102
Non-cash compensation expense	15,725	14,262
Amortization of bond premium (accrual of bond discount)	22,475	24,125
Amortization of underwriting discount on senior notes	2	2
Net realized capital (gains) losses	(77,996)	41,601
Net cash provided by (used in) operating activities	634,362	683,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,145,162	923,832
Proceeds from fixed maturities sold - available for sale, at market value	991,209	594,764
Proceeds from fixed securities sold - available for sale, at fair value	-	1,587
Proceeds from equity securities sold - available for sale, at market value	18,802	226
Proceeds from equity securities sold - available for sale, at fair value	258,226	430,038
Distributions from other invested assets	2,476,399	2,261,682
Cost of fixed maturities acquired - available for sale, at market value	(2,880,188)	(1,932,527)
Cost of equity securities acquired - available for sale, at market value	(2,610)	(2,393)
Cost of equity securities acquired - available for sale, at fair value	(258,543)	(194,043)
Cost of other invested assets acquired	(2,431,281)	(2,711,306)
Net change in short-term investments	105,566	271,913
Net change in unsettled securities transactions	47,800	59,619
Net cash provided by (used in) investing activities	(529,458)	(296,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	(5,847)	2,683
Purchase of treasury shares	-	(186,357)
Dividends paid to shareholders	(102,585)	(96,838)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(12,407)	(9,090)
Net cash provided by (used in) financing activities	(120,839)	(289,602)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,218	48,273

Net increase (decrease) in cash	(12,717)	145,629
Cash, beginning of period	481,922	283,658
Cash, end of period	$469,205	$429,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$57,772	$41,905
Interest paid	16,704	18,192

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2017 and 2016

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

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

Consolidated Statements of Cash Flows:	Six Months Ended June 30, 2016
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$17,012	$9,090	$26,102
Net cash provided by (used in) operating activities	674,476	9,090	683,566

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(9,090)	(9,090)
Net cash provided by (used in) financing activities	(280,512)	(9,090)	(289,602)

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

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,263,173	$17,481	$(4,252)	$1,276,402	$-
Obligations of U.S. states and political subdivisions	679,940	22,970	(6,127)	696,783	-
Corporate securities	5,607,471	117,600	(30,017)	5,695,054	2,612
Asset-backed securities	618,348	1,505	(803)	619,050	-
Mortgage-backed securities
Commercial	290,230	1,701	(2,202)	289,729	-
Agency residential	2,416,739	15,045	(22,521)	2,409,263	-
Non-agency residential	551	43	(44)	550	-
Foreign government securities	1,264,330	50,555	(54,161)	1,260,724	175
Foreign corporate securities	2,616,144	108,934	(50,598)	2,674,480	952
Total fixed maturity securities	$14,756,926	$335,834	$(170,725)	$14,922,035	$3,739
Equity securities	$110,724	$2,335	$(5,629)	$107,430	$-

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115,208	$20,410	$(5,303)	$1,130,315	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	5,059,388	131,651	(35,758)	5,155,281	7,936
Asset-backed securities	488,824	1,110	(1,286)	488,648	-
Mortgage-backed securities
Commercial	308,827	1,983	(3,878)	306,932	-
Agency residential	2,415,901	17,478	(27,910)	2,405,469	-
Non-agency residential	642	44	(45)	641	-
Foreign government securities	1,254,175	61,226	(57,241)	1,258,160	115
Foreign corporate securities	2,565,710	130,714	(64,446)	2,631,978	1,184
Total fixed maturity securities	$13,932,613	$382,632	$(207,837)	$14,107,408	$9,235
Equity securities	$129,553	$2,298	$(12,784)	$119,067	$-

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

	At June 30, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,139,046	$1,142,380	$956,945	$966,970
Due after one year through five years	7,238,430	7,316,671	6,769,585	6,870,056
Due after five years through ten years	2,109,732	2,141,805	2,020,215	2,052,733
Due after ten years	943,850	1,002,587	971,674	1,015,959
Asset-backed securities	618,348	619,050	488,824	488,648
Mortgage-backed securities:
Commercial	290,230	289,729	308,827	306,932
Agency residential	2,416,739	2,409,263	2,415,901	2,405,469
Non-agency residential	551	550	642	641
Total fixed maturity securities	$14,756,926	$14,922,035	$13,932,613	$14,107,408

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(22,246)	$137,383	$(4,191)	$337,691
Fixed maturity securities, other-than-temporary impairment	(994)	8,714	(5,495)	8,924
Equity securities	1,193	3,005	7,192	7,371
Other invested assets	821	-	1,265	-
Change in unrealized appreciation (depreciation), pre-tax	(21,226)	149,102	(1,229)	353,986
Deferred tax benefit (expense)	16,990	(23,938)	13,117	(53,410)
Deferred tax benefit (expense), other-than-temporary impairment	111	(2,256)	1,336	(2,325)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(4,125)	$122,908	$13,224	$298,251

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$331,934	$(4,252)	$-	$-	$331,934	$(4,252)
Obligations of U.S. states and political subdivisions	157,890	(6,127)	-	-	157,890	(6,127)
Corporate securities	1,420,422	(20,647)	125,215	(9,370)	1,545,637	(30,017)
Asset-backed securities	203,858	(480)	8,343	(323)	212,201	(803)
Mortgage-backed securities
Commercial	68,190	(1,345)	22,332	(857)	90,522	(2,202)
Agency residential	1,606,001	(17,970)	192,524	(4,551)	1,798,525	(22,521)
Non-agency residential	-	-	85	(44)	85	(44)
Foreign government securities	345,411	(13,794)	249,983	(40,367)	595,394	(54,161)
Foreign corporate securities	571,564	(10,287)	272,842	(40,311)	844,406	(50,598)
Total fixed maturity securities	$4,705,270	$(74,902)	$871,324	$(95,823)	$5,576,594	$(170,725)
Equity securities	-	-	93,034	(5,629)	93,034	(5,629)
Total	$4,705,270	$(74,902)	$964,358	$(101,452)	$5,669,628	$(176,354)

	Duration of Unrealized Loss at June 30, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$350,274	$(665)	$103,165	$(20,017)	$453,439	$(20,682)
Due in one year through five years	1,558,372	(26,579)	473,502	(63,717)	2,031,874	(90,296)
Due in five years through ten years	741,691	(20,588)	67,244	(5,691)	808,935	(26,279)
Due after ten years	176,884	(7,275)	4,129	(623)	181,013	(7,898)
Asset-backed securities	203,858	(480)	8,343	(323)	212,201	(803)
Mortgage-backed securities	1,674,191	(19,315)	214,941	(5,452)	1,889,132	(24,767)
Total fixed maturity securities	$4,705,270	$(74,902)	$871,324	$(95,823)	$5,576,594	$(170,725)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2017 were $5,669,628 thousand and $176,354 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2017, did not exceed 1.0% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $74,902 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $68,612 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $95,823 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign corporate securities, foreign government securities, domestic corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $89,724 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$108,122	$102,851	$211,367	$205,376
Equity securities	8,366	10,923	17,111	22,062
Short-term investments and cash	835	345	1,465	745
Other invested assets
Limited partnerships	20,060	23,003	31,058	16,845
Other	2,285	1,151	4,557	301
Gross investment income before adjustments	139,668	138,273	265,558	245,329
Funds held interest income (expense)	1,724	1,740	4,872	4,280
Future policy benefit reserve income (expense)	(416)	(425)	(735)	(726)
Gross investment income	140,976	139,588	269,695	248,883
Investment expenses	(6,468)	(6,851)	(12,898)	(13,622)
Net investment income	$134,508	$132,737	$256,797	$235,261

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

The Company had contractual commitments to invest up to an additional $591,182 thousand in limited partnerships at June 30, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at June 30, 2017 and December 31, 2016 included $246,973 thousand and $378,862 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,475)	$(1,470)	$(3,703)	$(30,263)
Gains (losses) from sales	13,543	3,329	24,915	(13,582)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1,854)	-	(1,854)
Gains (losses) from fair value adjustments	-	1,571	-	1,339
Equity securities, market value:
Gains (losses) from sales	-	8	(3,436)	65
Equity securities, fair value:
Gains (losses) from sales	805	(7,690)	5,321	(16,116)
Gains (losses) from fair value adjustments	13,397	38,764	54,904	18,809
Other invested assets	(2)	-	(1)	-
Short-term investments gain (loss)	-	-	(4)	1
Total net realized capital gains (losses)	$25,268	$32,658	$77,996	$(41,601)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of fixed maturity securities	$562,718	$272,233	$991,209	$596,351
Gross gains from sales	17,105	9,094	32,578	17,646
Gross losses from sales	(3,563)	(7,619)	(7,663)	(33,082)

Proceeds from sales of equity securities	$117,911	$337,816	$277,028	$430,264
Gross gains from sales	3,885	4,893	12,093	6,732
Gross losses from sales	(3,080)	(12,575)	(10,208)	(22,783)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Gross reserves at beginning of period	$10,312,313	$9,951,798
Less reinsurance recoverables	(990,862)	(881,503)
Net reserves at beginning of period	9,321,451	9,070,295

Incurred related to:
Current year	1,632,487	3,434,964
Prior years	(424)	(295,335)
Total incurred losses and LAE	1,632,063	3,139,629

Paid related to:
Current year	397,295	745,642
Prior years	1,064,727	2,042,972
Total paid losses and LAE	1,462,022	2,788,614

Foreign exchange/translation adjustment	69,358	(99,859)

Net reserves at end of period	9,560,850	9,321,451
Plus reinsurance recoverables	914,855	990,862
Gross reserves at end of period	$10,475,705	$10,312,313

Incurred prior years' reserves decreased by $424 thousand and $295,335 thousand for the six months ended June 30, 2017 and for the twelve months ended December 31, 2016, respectively.

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

5.     DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005.  The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company's position in these equity index put option contracts is unhedged.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss).  One of these contracts expired on June 9, 2017, with no liability due under the terms of the contract.

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the June 30, 2017 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 3%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2017, the present value of these theoretical maximum payouts using a 3% discount factor was $394,610 thousand.  Conversely, if the contracts had all expired on June 30, 2017, with the S&P index at $2,423.41, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the June 30, 2017 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 20%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2017, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $38,282 thousand.  Conversely, if the contract had expired on June 30, 2017, with the FTSE index at ₤7,312.72, there would have been no settlement amount.

At June 30, 2017 and December 31, 2016, the fair value for these equity put options was $18,662 thousand and $22,059 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2017	December 31, 2016

Equity index put option contracts	Equity index put option liability	$18,662	$22,059
Total		$18,662	$22,059

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2017	2016	2017	2016

Equity index put option contracts	Net derivative gain (loss)	$766	$1,996	$3,396	$(1,024)
Total		$766	$1,996	$3,396	$(1,024)

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for forty-seven private placement securities, the investment manager's valuation committee valued the forty-six securities at $89,291 thousand at June 30, 2017.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2017 and December 31, 2016 of $306,445 thousand and $256,041 thousand, respectively, and all prices were obtained from publically published sources.

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

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005, which remain outstanding.  The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company's position in these equity index put option contracts is unhedged.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss).  One of these contracts expired on June 9, 2017, with no liability due under the terms of the contract.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,276,402	$-	$1,276,402	$-
Obligations of U.S. States and political subdivisions	696,783	-	696,783	-
Corporate securities	5,695,054	-	5,556,949	138,105
Asset-backed securities	619,050	-	619,050	-
Mortgage-backed securities
Commercial	289,729	-	289,729	-
Agency residential	2,409,263	-	2,409,263	-
Non-agency residential	550	-	550	-
Foreign government securities	1,260,724	-	1,260,724	-
Foreign corporate securities	2,674,480	-	2,671,329	3,151
Total fixed maturities, market value	14,922,035	-	14,780,779	141,256

Equity securities, market value	107,430	93,034	14,396	-
Equity securities, fair value	1,071,390	1,030,941	40,449	-

Liabilities:
Equity index put option contracts	$18,662	$-	$-	$18,662

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2017.

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

In addition, $52,139 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$84,322	$2,802	$87,124	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	711	128	839	925	104	1,029
Included in other comprehensive income (loss)	172	-	172	143	-	143
Purchases, issuances and settlements	52,900	221	53,121	71,840	509	72,349
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$138,105	$3,151	$141,256	$138,105	$3,151	$141,256

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Liabilities:
Balance, beginning of period	$19,429	$43,725	$22,059	$40,705
Total (gains) or losses (realized/unrealized)
Included in earnings	(766)	(1,996)	(3,396)	1,024
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$18,662	$41,729	$18,662	$41,729

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) per share:
Numerator
Net income (loss)	$245,674	$155,692	$537,317	$327,378
Less: dividends declared-common shares and nonvested common shares	(51,304)	(48,132)	(102,585)	(96,838)
Undistributed earnings	194,370	107,561	434,731	230,540
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	192,279	106,407	430,035	228,102
Add: dividends declared-common shareholders	50,790	47,643	101,543	95,853
Numerator for basic and diluted earnings per common share	$243,068	$154,050	$531,577	$323,955

Denominator
Denominator for basic earnings per weighted-average common shares	40,624	41,653	40,577	41,891
Effect of dilutive securities:
Options	250	296	259	315
Denominator for diluted earnings per adjusted weighted-average common shares	40,874	41,949	40,836	42,206

Per common share net income (loss)
Basic	$5.98	$3.70	$13.10	$7.73
Diluted	$5.95	$3.67	$13.02	$7.68

(1) Basic weighted-average common shares outstanding	40,624	41,653	40,577	41,891
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	41,066	42,104	41,020	42,338
Percentage allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2017 and 2016.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$146,923	$146,507
Unaffiliated life insurance company	33,107	33,860

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(9,165)	$14,916	$5,751	$22,041	$6,534	$28,575
URA(D) on securities - OTTI	(994)	111	(883)	(5,495)	1,336	(4,159)
Reclassification of net realized losses (gains) included in net income (loss)	(11,067)	2,074	(8,993)	(17,775)	6,583	(11,192)
Foreign currency translation adjustments	38,560	(2,893)	35,667	52,373	(4,813)	47,560
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	3,083	(1,079)	2,004	6,166	(2,158)	4,008
Total other comprehensive income (loss)	$20,417	$13,129	$33,546	$57,310	$7,482	$64,792

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$142,255	$(24,357)	$117,898	$301,283	$(40,564)	$260,719
URA(D) on securities - OTTI	8,714	(2,256)	6,458	8,924	(2,325)	6,599
Reclassification of net realized losses (gains) included in net income (loss)	(1,867)	419	(1,448)	43,779	(12,846)	30,933
Foreign currency translation adjustments	13,389	(8,339)	5,050	31,208	(16,385)	14,823
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,063	(722)	1,341	4,125	(1,444)	2,681
Total other comprehensive income (loss)	$164,554	$(35,255)	$129,299	$389,319	$(73,564)	$315,755

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2017	2016	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(11,067)	$(1,867)	$(17,775)	$43,779	Other net realized capital gains (losses)
	2,074	419	6,583	(12,846)	Income tax expense (benefit)
	$(8,993)	$(1,448)	$(11,192)	$30,933	Net income (loss)

Benefit plan net gain (loss)	$3,083	$2,063	$6,166	$4,125	Other underwriting expenses
	(1,079)	(722)	(2,158)	(1,444)	Income tax expense (benefit)
	$2,004	$1,341	$4,008	$2,681	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Beginning balance of URA (D) on securities	$115,558	$42,811
Current period change in URA (D) of investments - temporary	17,383	66,802
Current period change in URA (D) of investments - non-credit OTTI	(4,159)	5,945
Ending balance of URA (D) on securities	128,782	115,558

Beginning balance of foreign currency translation adjustments	(266,818)	(211,477)
Current period change in foreign currency translation adjustments	47,560	(55,341)
Ending balance of foreign currency translation adjustments	(219,258)	(266,818)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	4,008	(2,415)
Ending balance of benefit plan net gain (loss)	(61,496)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(151,972)	$(216,764)

10.  CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £145,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Credit facility interest and fees incurred	$106	$213	$210	$583

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2017, was $5,721,181 thousand.  As of June 30, 2017, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At June 30, 2017			At December 31, 2016
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	471,219	12/31/2017	600,000	478,233	12/31/2017
Total Wells Fargo Bank Group Credit Facility		$800,000	$471,219		$800,000	$478,233

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2017	$200,000	$4,058	2/28/2017
		67,672	12/31/2017		3,672	11/24/2017
		3,297	2/28/2018		69,404	12/31/2017
		281	8/30/2018		269	8/30/2018
		3,780	12/31/2018		1,163	12/31/2018
		100,632	6/30/2021		93,180	12/30/2020
Total Citibank Bilateral Agreement	$200,000	$179,334		$200,000	$171,746

Everest International Credit Facility

Effective November 9, 2016, Everest International renewed its credit facility with Lloyds Bank plc ("Everest International Credit Facility"). The current renewal of the Everest International Credit Facility, along with a May 17, 2017 amendment, has a four year term and provides up to £145,000 thousand for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2017, was $5,721,181 thousand. As of June 30, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyds Bank plc	£145,000	£140,964	12/31/2020	£140,000	£130,606	12/31/2019
	-	-		-	-
Total Lloyds Bank plc Credit Facility	£145,000	£140,964		£140,000	£130,606

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2017, the total amount on deposit in trust accounts was $774,703 thousand.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mt. Logan Re Segregated Accounts	2017	2016	2017	2016
(Dollars in thousands)
Ceded written premiums	42,728	36,178	96,946	92,846
Ceded earned premiums	57,886	47,945	98,483	90,849
Ceded losses and LAE	24,812	18,973	44,397	29,734

Assumed written premiums	3,763	3,073	6,495	6,634
Assumed earned premiums	3,763	3,073	6,495	6,634
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to its amount of preferred shares and posted collateral, which in the aggregate was $941,836 thousand and $932,243 thousand at June 30, 2017 and December 31, 2016, respectively.  Of this amount, Group had invested $55,850 thousand and $55,536 thousand at June 30, 2017 and December 31, 2016, respectively, in the preferred shares.

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

				June 30, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,774	$421,764	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,511	$223,053	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for May 15, 2017 to August 14, 2017 is 3.56678%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$3,033	$3,937	$6,970	$7,874

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$474,993	$405,530	$1,053,951	$942,235
Net written premiums	385,267	341,616	902,636	812,307

Premiums earned	$478,494	$473,273	$960,018	$959,814
Incurred losses and LAE	267,621	219,590	529,687	456,034
Commission and brokerage	112,423	120,624	214,781	237,941
Other underwriting expenses	14,278	12,132	28,529	25,591
Underwriting gain (loss)	$84,172	$120,927	$187,021	$240,248

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$319,786	$340,625	$586,203	$576,216
Net written premiums	272,369	281,201	518,031	483,701

Premiums earned	$263,816	$290,601	$535,397	$541,051
Incurred losses and LAE	172,488	261,864	331,989	409,399
Commission and brokerage	64,847	66,678	130,997	130,964
Other underwriting expenses	9,814	7,969	19,294	15,792
Underwriting gain (loss)	$16,667	$(45,910)	$53,117	$(15,104)

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$237,570	$161,930	$558,692	$366,662
Net written premiums	217,814	148,441	522,846	332,755

Premiums earned	$263,457	$200,277	$498,563	$394,705
Incurred losses and LAE	165,305	109,829	293,737	221,350
Commission and brokerage	63,486	59,886	121,909	109,808
Other underwriting expenses	9,022	8,320	18,502	17,505
Underwriting gain (loss)	$25,644	$22,242	$64,415	$46,042

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$569,300	$455,266	$1,003,747	$831,426
Net written premiums	463,683	383,695	809,434	707,647

Premiums earned	$363,914	$324,709	$687,800	$612,157
Incurred losses and LAE	255,861	266,533	476,650	471,782
Commission and brokerage	59,200	48,314	114,538	91,795
Other underwriting expenses	45,755	43,656	88,431	85,299
Underwriting gain (loss)	$3,098	$(33,794)	$8,181	$(36,719)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Underwriting gain (loss)	$129,581	$63,465	$312,734	$234,467
Net investment income	134,508	132,737	256,797	235,261
Net realized capital gains (losses)	25,268	32,658	77,996	(41,601)
Net derivative gain (loss)	766	1,996	3,396	(1,024)
Corporate expenses	(6,919)	(7,117)	(15,376)	(15,003)
Interest, fee and bond issue cost amortization expense	(8,059)	(9,073)	(17,023)	(18,301)
Other income (expense)	388	(28,367)	(4,578)	(30,433)
Income (loss) before taxes	$275,533	$186,299	$613,946	$363,366

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
United Kingdom gross written premium	$204,965	$146,578	$375,785	$329,208

No other country represented more than 5% of the Company's revenues.

15.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2017, share-based compensation awards granted were 2,540 restricted shares, granted on May 17, 2017, with a fair value of $242.225 per share.

16.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$3,299	$2,896	$6,598	$5,793
Interest cost	2,276	2,361	4,552	4,722
Expected return on plan assets	(3,154)	(2,484)	(6,309)	(4,968)
Amortization of net (income) loss	3,041	2,014	6,081	4,028
Net periodic benefit cost	$5,461	$4,787	$10,921	$9,575

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$441	$438	$881	$876
Interest cost	249	296	498	592
Amortization of prior service cost	(33)	-	(66)	-
Amortization of net (income) loss	75	48	151	96
Net periodic benefit cost	$732	$782	$1,464	$1,564

(Some amounts may not reconcile due to rounding.)

The Company did not make any contributions to the qualified pension benefit plan for the six months ended June 30, 2017 and 2016.

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

19.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have subsequent events to report.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Gross written premiums	$1,601.6	$1,363.4	17.5%	$3,202.6	$2,716.5	17.9%
Net written premiums	1,339.1	1,155.0	15.9%	2,752.9	2,336.4	17.8%

REVENUES:
Premiums earned	$1,369.7	$1,288.9	6.3%	$2,681.8	$2,507.7	6.9%
Net investment income	134.5	132.7	1.3%	256.8	235.3	9.2%
Net realized capital gains (losses)	25.3	32.7	-22.6%	78.0	(41.6)	NM
Net derivative gain (loss)	0.8	2.0	-61.6%	3.4	(1.0)	NM
Other income (expense)	0.4	(28.4)	-101.4%	(4.6)	(30.4)	-85.0%
Total revenues	1,530.6	1,427.9	7.2%	3,015.4	2,669.9	12.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	861.3	857.8	0.4%	1,632.1	1,558.6	4.7%
Commission, brokerage, taxes and fees	300.0	295.5	1.5%	582.2	570.5	2.1%
Other underwriting expenses	78.9	72.1	9.4%	154.8	144.2	7.3%
Corporate expenses	6.9	7.1	-2.8%	15.4	15.0	2.5%
Interest, fees and bond issue cost amortization expense	8.1	9.1	-11.2%	17.0	18.3	-7.0%
Total claims and expenses	1,255.1	1,241.6	1.1%	2,401.4	2,306.6	4.1%

INCOME (LOSS) BEFORE TAXES	275.5	186.3	47.9%	613.9	363.4	69.0%
Income tax expense (benefit)	29.9	30.6	-2.4%	76.6	36.0	112.9%
NET INCOME (LOSS)	$245.7	$155.7	57.8%	$537.3	$327.4	64.1%

RATIOS:			Point Change			Point Change
Loss ratio	62.9%	66.6%	(3.7)	60.8%	62.2%	(1.4)
Commission and brokerage ratio	21.9%	22.9%	(1.0)	21.7%	22.8%	(1.1)
Other underwriting expense ratio	5.7%	5.6%	0.1	5.8%	5.7%	0.1
Combined ratio	90.5%	95.1%	(4.6)	88.3%	90.7%	(2.4)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2017	2016	(Decrease)
Balance sheet data:
Total investments and cash				$18,201.2	$17,483.1	4.1%
Total assets				22,521.9	21,321.5	5.6%
Loss and loss adjustment expense reserves				10,475.7	10,312.3	1.6%
Total debt				633.3	633.2	0.0%
Total liabilities				13,937.1	13,246.1	5.2%
Shareholders' equity				8,584.8	8,075.4	6.3%
Book value per share				209.05	197.45	5.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 17.5% to $1,601.6 million for the three months ended June 30, 2017, compared to $1,363.4 million for the three months ended June 30, 2016, reflecting a $124.3 million, or 13.7%, increase in our reinsurance business and a $114.0 million, or 25.0%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions and increases in treaty property and financial lines of business.  The rise in insurance premiums was due to increases in many lines of business, including retail property, retail casualty, accident and health, surety and business written through the Lloyd's Syndicate.  Gross written premiums increased by 17.9% to $3,202.6 million for the six months ended June 30, 2017, compared to $2,716.5 million for the six months ended June 30, 2016, reflecting a $313.7 million, or 16.6%, increase in our reinsurance business and a $172.3 million, or 20.7%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions and increases in treaty property and financial lines of business.  The rise in insurance premiums was primarily due to increases in many lines of business, including retail property, retail casualty, accident and health, surety and business written through the Lloyd's Syndicate.

Net written premiums increased by 15.9% to $1,339.1 million for the three months ended June 30, 2017, compared to $1,155.0 million for the three months ended June 30, 2016.  Net written premiums increased by 17.8% to $2,752.9 million for the six months ended June 30, 2017, compared to $2,336.4 million for the six months ended June 30, 2016.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 6.3% to $1,369.7 million for the three months ended June 30, 2017, compared to $1,288.9 million for the three months ended June 30, 2016.  Premiums earned increased by 6.9% to $2,681.8 million for the six months ended June 30, 2017, compared to $2,507.7 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 1.3% to $134.5 million for the three months ended June 30, 2017, compared with investment income of $132.7 million for the three months ended June 30, 2016.  Net investment income increased by 9.2% to $256.8 million for the six months ended June 30, 2017, compared with investment income of $235.3 million for the six months ended June 30, 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 3.0% for the three months ended June 30, 2017, compared to 3.2% for the three months ended June 30, 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the six months ended June 30, 2017, compared to 2.8% for the six months ended June 30, 2016.  The increase in income for the three months ended June 30, 2017 was primarily due to the result of higher income from the growing fixed income portfolios, partially offset by lower income from our limited partnerships and from our equity portfolio.  The increase in income and yield for the six months ended June 30, 2017 was primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolios, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $25.3 million and $32.7 million for the three months ended June 30, 2017 and 2016, respectively.  The net realized capital gains of $25.3 million for the three months ended June 30, 2017 were comprised of $14.4 million of net realized capital gains from sales on our fixed maturity and equity securities and $13.4 million of net gains from fair value re-measurements, partially offset by $2.5 million of other-than-temporary impairments.  The net realized capital gains of $32.7 million for the three months ended June 30, 2016 were comprised of $40.3 million of net gains from fair value re-measurements, partially offset by $6.3 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.5 million of other-than-temporary impairments.

Net realized capital gains were $78.0 million for the six months ended June 30, 2017 and net realized capital losses were $41.6 million for the six months ended June 30, 2016.  The net realized capital gains of $78.0 million for the six months ended June 30, 2017 were comprised of $54.9 million of net gains from fair value re-measurements and $26.8 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $3.7 million of other-than-temporary impairments.  The net realized capital losses of $41.6 million for the six months ended June 30, 2016 were comprised of $31.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $30.3 million of other-than-temporary impairments, partially offset by $20.1 million of net gains from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $0.8 million and $2.0 million for the three months ended June

30, 2017 and 2016, respectively, and net derivative gains of $3.4 million and net derivative losses of $1.0 million for the six months ended June 30, 2017 and 2016, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $0.4 million and other expense of $28.4 million for the three months ended June 30, 2017 and 2016, respectively.  We recorded other expense of $4.6 million and $30.4 million for the six months ended June 30, 2017 and 2016, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$808.3	59.0%		$(0.6)	0.0%		$807.8	59.0%
Catastrophes	53.5	3.9%		-	0.0%		53.5	3.9%
Total	$861.8	62.9%		$(0.6)	0.0%		$861.3	62.9%

2016
Attritional	$735.8	57.1%		$(1.7)	-0.1%		$734.1	57.0%
Catastrophes	149.1	11.6%		(25.3)	-2.0%		123.8	9.6%
Total	$884.9	68.7%		$(27.0)	-2.1%		$857.8	66.6%

Variance 2017/2016
Attritional	$72.5	1.9	pts	$1.1	0.1	pts	$73.7	2.0	pts
Catastrophes	(95.6)	(7.7)	pts	25.3	2.0	pts	(70.3)	(5.7)	pts
Total	$(23.1)	(5.8)	pts	$26.4	2.1	pts	$3.5	(3.7)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$1,559.0	58.1%		$(0.4)	0.0%		$1,558.6	58.1%
Catastrophes	73.5	2.7%		-	0.0%		73.5	2.7%
Total	$1,632.5	60.8%		$(0.4)	0.0%		$1,632.1	60.8%

2016
Attritional	$1,428.1	56.9%		$(3.1)	-0.1%		$1,425.0	56.8%
Catastrophes	159.5	6.4%		(25.9)	-1.0%		133.6	5.4%
Total	$1,587.6	63.3%		$(29.0)	-1.1%		$1,558.6	62.2%

Variance 2017/2016
Attritional	$130.9	1.2	pts	$2.7	0.1	pts	$133.6	1.3	pts
Catastrophes	(86.0)	(3.7)	pts	25.9	1.0	pts	(60.1)	(2.7)	pts
Total	$44.9	(2.5)	pts	$28.6	1.1	pts	$73.5	(1.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 0.4% to $861.3 million for the three months ended June 30, 2017, compared to $857.8 million for the three months ended June 30, 2016, primarily due to an increase in current year attritional losses of $72.5 million and the impact from favorable development of $25.3 million on prior year catastrophe losses in 2016 which did not recur in 2017, partially offset by a decrease of $95.6 million in current year catastrophe losses.  The increase in current year attritional losses is mainly due to the impact of the increase in premiums earned and the impact of the new crop reinsurance contract, which generally has a higher loss ratio. The favorable development on 2016 prior year catastrophe losses was mainly due to the 2011 Japan earthquake.  The current year catastrophe losses of $53.5 million for the three months ended June 30, 2017 related to the South Africa Knysna Fires ($25.0 million), the 2017 US Midwest Storms ($15.0 million) and the Peru Storms ($13.5 million).  The current year catastrophe losses of $149.1 million for the three months ended June 30, 2016 related to the Fort McMurray Canada Wildfire (89.8 million), the 2016 U.S. Storms ($36.5 million) and the 2016 Ecuador Earthquake ($22.9 million).

Incurred losses and LAE increased by 4.7% to $1,632.1 million for the six months ended June 30, 2017, compared to $1,558.6 million for the six months ended June 30, 2016, primarily due to an increase in current year attritional losses of $130.9 million and the impact from favorable development of $25.9 million on prior year catastrophe losses in 2016 which did not recur in 2017, partially offset by a decrease of $86.0 million in current year catastrophe losses.  The increase in current year attritional losses is mainly due to the impact of the increase in premiums earned and the impact of the new crop reinsurance contract.  The favorable development on 2016 prior year catastrophe losses was mainly due to the 2011 Japan earthquake.  The current year catastrophe losses of $73.5 million for the six months ended June 30, 2017 related to the South Africa Knysna Fires ($25.0 million), Cyclone Debbie in Australia ($20.0 million), the 2017 US Midwest Storms ($15.0 million) and the Peru Storms ($13.5 million).  The current year catastrophe losses of $159.5 million for the six months ended June 30, 2016 related to the Fort McMurray Canada Wildfire (89.8 million), the 2016 U.S. Storms ($36.5 million), the 2016 Ecuador Earthquake ($22.9 million) and the 2016 Taiwan Earthquake ($10.4 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 1.5% to $300.0 million for the three months ended June 30, 2017 compared to $295.5 million for the three months ended June 30, 2016.  Commission, brokerage, taxes and fees increased by 2.1% to $582.2 million for the six months ended June 30, 2017 compared to $570.5 million for the six months ended June 30, 2016.  The changes were primarily due to the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $78.9 million and $72.1 million for the three months ended June 30, 2017 and 2016, respectively.  Other underwriting expenses were $154.8 million and $144.2 million for the six months ended June 30, 2017 and 2016, respectively.  The increases in other underwriting expenses were mainly due to additional compensation costs and costs incurred to support the increased premium activity, including costs related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.9 million and $7.1 million for the three months ended June 30, 2017 and 2016, respectively, and $15.4 million and $15.0 million for the six months ended June 30, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $8.1 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively.  Interest, fees and other bond amortization expense was $17.0 million and $18.3 million for the six months ended June 30, 2017 and 2016, respectively.  The decreases in expense for both the three and six month periods were primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 3.56678% as of June 30, 2017.

Income Tax Expense (Benefit).  We had income tax expense of $29.9 million and $30.6 million for the three months ended June 30, 2017 and 2016, respectively, and income tax expense of $76.6 million and $36.0 million for the six months ended June 30, 2017 and 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The increase in income tax expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mainly due to higher realized capital gains in the U.S.

Net Income (Loss).
Our net income was $245.7 million and $155.7 million for the three months ended June 30, 2017 and 2016, respectively.  Our net income was $537.3 million and $327.4 million for the six months ended June 30, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 4.6 points to 90.5% for the three months ended June 30, 2017, compared to 95.1% for the three months ended June 30, 2016, and decreased by 2.4 points to 88.3% for the six months ended June 30, 2017, compared to 90.7% for the six months ended June 30, 2016.  The loss ratio components decreased 3.7 points and 1.4 points for the three and six months ended June 30, 2017, respectively, over the same periods last year.  The changes were mainly due to the decreases in current year catastrophe losses.  The commission and brokerage ratio components were 21.9% and 22.9% for the three months ended June 30, 2017 and 2016, respectively, and 21.7% and 22.8% for the six months ended June 30, 2017 and 2016, respectively, reflecting changes in the mix of business.  The other underwriting expense ratio was comparable at 5.7% and 5.6% for the three months ended June 30, 2017 and 2016, respectively, and 5.8% and 5.7% for the six months ended June 30, 2017 and 2016, respectively.

Shareholders' Equity.
Shareholders' equity increased by $509.4 million to $8,584.8 million at June 30, 2017 from $8,075.4 million at December 31, 2016, principally as a result of $537.3 million of net income, $47.6 million of net foreign currency translation adjustments, $13.2 million of unrealized appreciation on investments, net of tax, $9.9 million of share-based compensation transactions and $4.0 million of net benefit plan obligation adjustments, partially offset by $102.6 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 1.3% to $134.5 million for the three months ended June 30, 2017, compared with investment income of $132.7 million for the three months ended June 30, 2016, primarily due to the result of higher income from the growing fixed income portfolios, partially offset by lower income from our limited partnerships and from our equity portfolio.  Net investment income increased by 9.2% to $256.8 million for the six months ended June 30, 2017, compared with investment income of $235.3 million for the six months ended June 30, 2016, primarily due to an increase in limited partnership income and the result of higher income from the growing fixed income portfolios, partially offset by lower income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Fixed maturities	$108.1	$102.8	$211.4	$205.3
Equity securities	8.4	10.9	17.1	22.1
Short-term investments and cash	0.9	0.3	1.5	0.7
Other invested assets
Limited partnerships	20.1	23.0	31.1	16.9
Other	2.3	1.2	4.6	0.3
Gross investment income before adjustments	139.7	138.3	265.6	245.3
Funds held interest income (expense)	1.7	1.8	4.9	4.3
Future policy benefit reserve income (expense)	(0.4)	(0.4)	(0.7)	(0.7)
Gross investment income	141.0	139.6	269.7	248.9
Investment expenses	(6.5)	(6.9)	(12.9)	(13.6)
Net investment income	$134.5	$132.7	$256.8	$235.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets	2.9%	2.9%
Imbedded after-tax yield of cash and invested assets	2.4%	2.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Annualized pre-tax yield on average cash and invested assets	3.0%	3.2%	2.9%	2.8%
Annualized after-tax yield on average cash and invested assets	2.5%	2.6%	2.5%	2.3%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$17.1	$9.0	$8.1	$32.6	$17.6	$15.0
Losses	(3.6)	(5.7)	2.1	(7.7)	(31.2)	23.5
Total	13.5	3.3	10.2	24.9	(13.6)	38.5

Fixed maturity securities, fair value:
Gains	-	-	-	-	-	-
Losses	-	(1.9)	1.9	-	(1.9)	1.9
Total	-	(1.9)	1.9	-	(1.9)	1.9

Equity securities, market value:
Gains	-	-	-	-	0.1	(0.1)
Losses	-	-	-	(3.4)	-	(3.4)
Total	-	-	-	(3.4)	0.1	(3.5)

Equity securities, fair value:
Gains	3.9	4.9	(1.0)	12.1	6.7	5.4
Losses	(3.1)	(12.6)	9.5	(6.8)	(22.8)	16.0
Total	0.8	(7.7)	8.5	5.3	(16.1)	21.4

Total net realized capital gains (losses) from sales:
Gains	21.0	13.9	7.1	44.7	24.4	20.3
Losses	(6.7)	(20.2)	13.5	(17.9)	(55.9)	38.0
Total	14.4	(6.3)	20.7	26.8	(31.5)	58.3

Other-than-temporary impairments:	(2.5)	(1.5)	(1.0)	(3.7)	(30.3)	26.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.5	(1.5)	-	1.3	(1.3)
Equity securities, fair value	13.4	38.8	(25.4)	54.9	18.8	36.1
Total	13.4	40.3	(26.9)	54.9	20.1	34.8

Total net realized capital gains (losses)	$25.3	$32.7	$(7.4)	$78.0	$(41.6)	$119.6

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $25.3 million and $32.7 million for the three months ended June 30, 2017 and 2016, respectively.  For the three months ended June 30, 2017, we recorded $14.4 million of net realized capital gains from sales on our fixed maturity and equity securities and $13.4 million of net gains from fair value re-measurements, partially offset by $2.5 million of other-than-temporary impairments.  For the three months ended June 30, 2016, we recorded $40.3 million of net gains from fair value re-

measurements, partially offset by $6.3 million of net realized capital losses from sales on our fixed maturity and equity securities and $1.5 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $78.0 million for the six months ended June 30, 2017 and net realized capital losses were $41.6 million for the six months ended June 30, 2016.  For the six months ended June 30, 2017, we recorded $54.9 million of net gains from fair value re-measurements and $26.8 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $3.7 million of other-than-temporary impairments.  For the six months ended June 30, 2016, we recorded $31.5 million of net realized capital losses from sales on our fixed maturity and equity securities and $30.3 million of other-than-temporary impairments, partially offset by $20.1 million of net gains from fair value re-measurements.  The fixed maturity and equity sales for the six months ended June 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$475.0	$405.5	$69.5	17.1%	$1,054.0	$942.2	$111.7	11.9%
Net written premiums	385.3	341.6	43.7	12.8%	902.6	812.3	90.3	11.1%

Premiums earned	$478.5	$473.3	$5.2	1.1%	$960.0	$959.8	$0.2	0.0%
Incurred losses and LAE	267.6	219.6	48.0	21.9%	529.7	456.0	73.7	16.2%
Commission and brokerage	112.4	120.6	(8.2)	-6.8%	214.8	237.9	(23.2)	-9.7%
Other underwriting expenses	14.3	12.1	2.1	17.7%	28.5	25.6	2.9	11.5%
Underwriting gain (loss)	$84.2	$120.9	$(36.8)	-30.4%	$187.0	$240.2	$(53.2)	-22.1%

				Point Chg				Point Chg
Loss ratio	55.9%	46.4%		9.5	55.2%	47.5%		7.7
Commission and brokerage ratio	23.5%	25.5%		(2.0)	22.4%	24.8%		(2.4)
Other underwriting expense ratio	3.0%	2.5%		0.5	2.9%	2.7%		0.2
Combined ratio	82.4%	74.4%		8.0	80.5%	75.0%		5.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 17.1% to $475.0 million for the three months ended June 30, 2017 from $405.5 million for the three months ended June 30, 2016, primarily due to an increase in the new crop reinsurance business and an increase in treaty property business.  Net written premiums increased by 12.8% to $385.3 million for the three months ended June 30, 2017 compared to $341.6 million for the three months ended June 30, 2016.  The change is consistent with the change in gross written premiums.  Premiums earned increased 1.1% to $478.5 million for the three months ended June 30, 2017, compared to $473.3 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 11.9% to $1,054.0 million for the six months ended June 30, 2017 from $942.2 million for the six months ended June 30, 2016, primarily due to an increase in the new crop reinsurance business and the increase in treaty property business.  Net written premiums increased by 11.1% to $902.6 million for the six months ended June 30, 2017 compared to $812.3 million for the six months ended June 30, 2016.  The change is consistent with the change in gross written premiums.  Premiums earned increased slightly to $960.0 million for the six months ended June 30, 2017, compared to $959.8 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$278.6	58.2%		$(7.6)	-1.6%		$271.0	56.6%
Catastrophes	2.8	0.6%		(6.2)	-1.3%		(3.4)	-0.7%
Total Segment	$281.4	58.8%		$(13.8)	-2.9%		$267.6	55.9%

2016
Attritional	$232.3	49.1%		$-	0.0%		$232.3	49.1%
Catastrophes	2.9	0.6%		(15.6)	-3.3%		(12.7)	-2.7%
Total Segment	$235.2	49.7%		$(15.6)	-3.3%		$219.6	46.4%

Variance 2017/2016
Attritional	$46.3	9.1	pts	$(7.6)	(1.6)	pts	$38.7	7.5	pts
Catastrophes	(0.1)	-	pts	9.4	2.0	pts	9.3	2.0	pts
Total Segment	$46.2	9.1	pts	$1.8	0.4	pts	$48.0	9.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$541.1	56.4%		$(8.8)	-0.9%		$532.3	55.5%
Catastrophes	3.8	0.4%		(6.4)	-0.7%		(2.6)	-0.3%
Total Segment	$544.9	56.8%		$(15.2)	-1.6%		$529.7	55.2%

2016
Attritional	$473.1	49.3%		$(4.5)	-0.5%		$468.6	48.8%
Catastrophes	2.9	0.3%		(15.5)	-1.6%		(12.6)	-1.3%
Total Segment	$476.0	49.6%		$(20.0)	-2.1%		$456.0	47.5%

Variance 2017/2016
Attritional	$68.0	7.1	pts	$(4.3)	(0.4)	pts	$63.7	6.7	pts
Catastrophes	0.9	0.1	pts	9.1	0.9	pts	10.0	1.0	pts
Total Segment	$68.9	7.2	pts	$4.8	0.5	pts	$73.7	7.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 21.9% to $267.6 million for the three months ended June 30, 2017 compared to $219.6 million for the three months ended June 30, 2016, primarily due to an increase of $46.3 million in current year attritional losses, resulting mainly from the impact of changes in the mix of business, including the impact of the new crop reinsurance contract, which generally has a higher loss ratio. The $2.8 million of current year catastrophe losses for the three months ended June 30, 2017 mainly related to the 2017 US Midwest Storms ($3.0 million).  The $2.9 million of current year catastrophe losses for the three months ended June 30, 2016 were mainly due to the 2016 U.S. Storms.

Incurred losses increased by 16.2% to $529.7 million for the six months ended June 30, 2017 compared to $456.0 million for the six months ended June 30, 2016, primarily due to an increase of $68.0 million in current year attritional losses, resulting mainly from the impact of changes in the mix of business, including the impact of the new crop reinsurance contract.  The $3.8 million of current year catastrophe losses for the six months ended June 30, 2017 related to the 2017 US Midwest Storms ($3.0 million) and Cyclone Debbie in Australia ($0.9 million).  The $2.9 million of current year catastrophe losses for the six months ended June 30, 2016 were mainly due to the 2016 U.S. Storms.

Segment Expenses.  Commission and brokerage expenses decreased by 6.8% to $112.4 million for the three months ended June 30, 2017 compared to $120.6 million for the three months ended June 30, 2016.  Commission and brokerage expenses decreased by 9.7% to $214.8 million for the six months ended June 30, 2017 compared to $237.9 million for the six months ended June 30, 2016.  The decreases are mainly due to the impact of the new crop reinsurance contract and other changes in the mix of business.

Segment other underwriting expenses increased to $14.3 million for the three months ended June 30, 2017 from $12.1 million for the three months ended June 30, 2016.  Segment other underwriting expenses increased to $28.5 million for the six months ended June 30, 2017 from $25.6 million for the six months ended June 30, 2016.  The increases were primarily due to additional compensation costs and the impact of changes in the mix of business.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$319.8	$340.6	$(20.8)	-6.1%	$586.2	$576.2	$10.0	1.7%
Net written premiums	272.4	281.2	(8.8)	-3.1%	518.0	483.7	34.3	7.1%

Premiums earned	$263.8	$290.6	$(26.8)	-9.2%	$535.4	$541.1	$(5.7)	-1.0%
Incurred losses and LAE	172.5	261.9	(89.4)	-34.1%	332.0	409.4	(77.4)	-18.9%
Commission and brokerage	64.8	66.7	(1.8)	-2.7%	131.0	131.0	-	0.0%
Other underwriting expenses	9.8	8.0	1.8	23.2%	19.3	15.8	3.5	22.2%
Underwriting gain (loss)	$16.7	$(45.9)	$62.6	-136.3%	$53.1	$(15.1)	$68.2	NM

				Point Chg				Point Chg
Loss ratio	65.4%	90.1%		(24.7)	62.0%	75.7%		(13.7)
Commission and brokerage ratio	24.6%	22.9%		1.7	24.5%	24.2%		0.3
Other underwriting expense ratio	3.7%	2.8%		0.9	3.6%	2.9%		0.7
Combined ratio	93.7%	115.8%		(22.1)	90.1%	102.8%		(12.7)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 6.1% to $319.8 million for the three months ended June 30, 2017 compared to $340.6 million for the three months ended June 30, 2016, primarily due to the decline in Latin American business, partially offset by a positive impact of $11.7 million from the movement of foreign exchange rates.  Net written premiums decreased by 3.1% to $272.4 million for the three months ended June 30, 2017 compared to $281.2 million for the three months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to quota share contracts.  Premiums earned decreased 9.2% to $263.8 million for the three months ended June 30, 2017 compared to $290.6 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.7% to $586.2 million for the six months ended June 30, 2017 compared to $576.2 million for the six months ended June 30, 2016, primarily due to the increases in Middle Eastern, African and Asian business and a positive impact of $23.4 million from the movement of foreign exchange rates, partially offset by the decline in Latin American business.  Net written premiums increased by 7.1% to $518.0 million for the six months ended June 30, 2017 compared to $483.7 million for the six months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to quota share contracts.  Premiums earned decreased 1.0% to $535.4 million for the six months ended June 30, 2017 compared to $541.1 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$132.0	50.0%		$-	0.0%		$132.0	50.0%
Catastrophes	37.7	14.3%		2.8	1.1%		40.5	15.4%
Total Segment	$169.7	64.3%		$2.8	1.1%		$172.5	65.4%

2016
Attritional	$159.5	54.9%		$(3.8)	-1.3%		$155.8	53.6%
Catastrophes	107.8	37.1%		(1.7)	-0.6%		106.1	36.5%
Total Segment	$267.3	92.0%		$(5.5)	-1.9%		$261.9	90.1%

Variance 2017/2016
Attritional	$(27.5)	(4.9)	pts	$3.8	1.3	pts	$(23.8)	(3.6)	pts
Catastrophes	(70.1)	(22.8)	pts	4.5	1.7	pts	(65.6)	(21.1)	pts
Total Segment	$(97.6)	(27.7)	pts	$8.3	3.0	pts	$(89.4)	(24.7)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$273.6	51.1%		$-	0.0%		$273.6	51.1%
Catastrophes	55.8	10.4%		2.6	0.5%		58.4	10.9%
Total Segment	$329.4	61.5%		$2.6	0.5%		$332.0	62.0%

2016
Attritional	$304.7	56.3%		$(11.2)	-2.1%		$293.5	54.2%
Catastrophes	118.2	21.9%		(2.3)	-0.4%		115.9	21.5%
Total Segment	$422.9	78.2%		$(13.5)	-2.5%		$409.4	75.7%

Variance 2017/2016
Attritional	$(31.1)	(5.2)	pts	$11.2	2.1	pts	$(19.9)	(3.1)	pts
Catastrophes	(62.4)	(11.5)	pts	4.9	0.9	pts	(57.5)	(10.6)	pts
Total Segment	$(93.5)	(16.7)	pts	$16.1	3.0	pts	$(77.4)	(13.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 34.1% to $172.5 million for the three months ended June 30, 2017 compared to $261.9 million for the three months ended June 30, 2016, primarily due to a decrease of $70.1 million in current year catastrophe losses and a decrease in current years' attritional losses of $27.5 million mainly related to the impact of the decrease in premiums earned and changes in the mix of business.  The $37.7 million of current year catastrophe losses for the three months ended June 30, 2017 primarily related to the South Africa Knysna Fires ($25.0 million) and the Peru Storms ($13.7 million).  The $107.8 million of current year catastrophe losses for the three months ended June 30, 2016 were mainly due to the Fort McMurray Canada Wildfire ($84.4 million) and the Ecuador Earthquake ($23.2 million).

Incurred losses and LAE decreased by 18.9% to $332.0 million for the six months ended June 30, 2017 compared to $409.4 million for the six months ended June 30, 2016, primarily due to a decrease of $62.4 million in current year catastrophe losses and a decrease in current year attritional losses of $31.1 million related to the impact of the decrease in premiums earned and changes in the mix of business.  The $55.8 million of current year catastrophe losses for the six months ended June 30, 2017 related to the South Africa

Knysna Fires ($25.0 million), Cyclone Debbie in Australia ($17.1 million) and the Peru Storms ($13.7 million).  The $118.2 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the Fort McMurray Canada Wildfire ($84.4 million), the Ecuador Earthquake ($23.2 million) and the 2016 Taiwan Earthquake ($10.7 million).

Segment Expenses.  Commission and brokerage decreased by 2.7% to $64.8 million for the three months ended June 30, 2017 compared to $66.7 million for the three months ended June 30, 2016, primarily due to the impact of the decrease in premiums earned. Commission and brokerage remained flat at $131.0 million for the six months ended June 30, 2017 and 2016.

Segment other underwriting expenses increased to $9.8 million for the three months ended June 30, 2017 compared to $8.0 million for the three months ended June 30, 2016, and increased to $19.3 million for the six months ended June 30, 2017 compared to $15.8 million for the six months ended June 30, 2016, mainly due to additional compensation costs and the changes in the mix of business.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$237.6	$161.9	$75.6	46.7%	$558.7	$366.7	$192.0	52.4%
Net written premiums	217.8	148.4	69.4	46.7%	522.8	332.8	190.1	57.1%

Premiums earned	$263.5	$200.3	$63.2	31.5%	$498.6	$394.7	$103.9	26.3%
Incurred losses and LAE	165.3	109.8	55.5	50.5%	293.7	221.4	72.3	32.7%
Commission and brokerage	63.5	59.9	3.6	6.0%	121.9	109.8	12.1	11.0%
Other underwriting expenses	9.0	8.3	0.7	8.4%	18.5	17.5	1.0	5.7%
Underwriting gain (loss)	$25.6	$22.2	$3.4	15.3%	$64.4	$46.0	$18.4	39.9%

				Point Chg				Point Chg
Loss ratio	62.7%	54.8%		7.9	58.9%	56.1%		2.8
Commission and brokerage ratio	24.1%	29.9%		(5.8)	24.5%	27.8%		(3.3)
Other underwriting expense ratio	3.5%	4.2%		(0.7)	3.7%	4.4%		(0.7)
Combined ratio	90.3%	88.9%		1.4	87.1%	88.3%		(1.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 46.7% to $237.6 million for the three months ended June 30, 2017 compared to $161.9 million for the three months ended June 30, 2016, primarily due to increased casualty and financial lines of business written through the Bermuda office and increased motor business written through the U.K. office, partially offset by a negative impact of $6.9 million from the movement of foreign exchange rates.  Net written premiums increased by 46.7% to $217.8 million for the three months ended June 30, 2017 compared to $148.4 million for the three months ended June 30, 2016.  The change in net premiums is comparable to the change in gross written premiums.  Premiums earned increased 31.5% to $263.5 million for the three months ended June 30, 2017 compared to $200.3 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 52.4% to $558.7 million for the six months ended June 30, 2017 compared to $366.7 million for the six months ended June 30, 2016, primarily due to increased casualty and financial lines of business written through the Bermuda office and increased motor business written through the U.K. office, partially offset by a negative impact of $15.0 million from the movement of foreign exchange rates.  Net written premiums increased by 57.1% to $522.8 million for the six months ended June 30, 2017 compared to $332.8 million for the six months ended June 30, 2016.  The change in net premiums is comparable to the change in gross written premiums.  Premiums earned increased 26.3% to

$498.6 million for the six months ended June 30, 2017 compared to $394.7 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$161.9	61.4%		$-	0.0%		$161.9	61.4%
Catastrophes	-	0.0%		3.4	1.3%		3.4	1.3%
Total Segment	$161.9	61.4%		$3.4	1.3%		$165.3	62.7%

2016
Attritional	$117.8	58.8%		$-	0.0%		$117.8	58.8%
Catastrophes	-	0.0%		(8.0)	-4.0%		(8.0)	-4.0%
Total Segment	$117.8	58.8%		$(8.0)	-4.0%		$109.8	54.8%

Variance 2017/2016
Attritional	$44.1	2.6	pts	$-	-	pts	$44.1	2.6	pts
Catastrophes	-	-	pts	11.4	5.3	pts	11.4	5.3	pts
Total Segment	$44.1	2.6	pts	$11.4	5.3	pts	$55.5	7.9	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$288.9	57.9%		$-	0.0%		$288.9	57.9%
Catastrophes	0.9	0.2%		3.9	0.8%		4.8	1.0%
Total Segment	$289.8	58.1%		$3.9	0.8%		$293.7	58.9%

2016
Attritional	$225.7	57.2%		$3.6	0.9%		$229.4	58.1%
Catastrophes	-	0.0%		(8.0)	-2.0%		(8.0)	-2.0%
Total Segment	$225.7	57.2%		$(4.4)	-1.1%		$221.4	56.1%

Variance 2017/2016
Attritional	$63.2	0.7	pts	$(3.6)	(0.9)	pts	$59.5	(0.2)	pts
Catastrophes	0.9	0.2	pts	11.9	2.8	pts	12.8	3.0	pts
Total Segment	$64.1	0.9	pts	$8.3	1.9	pts	$72.3	2.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 50.5% to $165.3 million for the three months ended June 30, 2017 compared to $109.8 million for the three months ended June 30, 2016, primarily due to an increase of $44.1 million in current year attritional losses related primarily to the impact of the increase in premiums earned and $11.4 million of less favorable development on prior years catastrophe losses in 2017 compared to 2016.  There were no current year catastrophe losses for the three months ended June 30, 2017 and 2016.

Incurred losses and LAE increased by 32.7% to $293.7 million for the six months ended June 30, 2017 compared to $221.4 million for the six months ended June 30, 2016, primarily due to an increase of $63.2 million in current year attritional losses related primarily to the impact of the increase in premiums earned and $11.9 million of less favorable development on prior years catastrophe losses in 2017 compared to

2016.  The $0.9 million of current year catastrophe losses for the six months ended June 30, 2017 were due to Cyclone Debbie in Australia ($0.9 million).  There were no current year catastrophe losses for the six months ended June 30, 2016.

Segment Expenses.  Commission and brokerage increased by 6.0% to $63.5 million for the three months ended June 30, 2017 compared to $59.9 million for the three months ended June 30, 2016.  Commission and brokerage increased by 11.0% to $121.9 million for the six months ended June 30, 2017 compared to $109.8 million for the six months ended June 30, 2016.  The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased slightly to $9.0 million for the three months ended June 30, 2017 compared to $8.3 million for the three months ended June 30, 2016.  Segment other underwriting expenses increased slightly to $18.5 million for the six months ended June 30, 2017 compared to $17.5 million for the six months ended June 30, 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$569.3	$455.3	$114.0	25.0%	$1,003.7	$831.4	$172.3	20.7%
Net written premiums	463.7	383.7	80.0	20.8%	809.4	707.6	101.8	14.4%

Premiums earned	$363.9	$324.7	$39.2	12.1%	$687.8	$612.2	$75.6	12.4%
Incurred losses and LAE	255.9	266.5	(10.6)	-4.0%	476.7	471.8	4.9	1.0%
Commission and brokerage	59.2	48.3	10.9	22.5%	114.5	91.8	22.7	24.8%
Other underwriting expenses	45.8	43.7	2.1	4.8%	88.4	85.3	3.1	3.7%
Underwriting gain (loss)	$3.1	$(33.8)	$36.9	-109.2%	$8.2	$(36.7)	$44.9	-122.3%

				Point Chg				Point Chg
Loss ratio	70.3%	82.1%		(11.8)	69.3%	77.1%		(7.8)
Commission and brokerage ratio	16.3%	14.9%		1.4	16.7%	15.0%		1.7
Other underwriting expense ratio	12.5%	13.4%		(0.9)	12.8%	13.9%		(1.1)
Combined ratio	99.1%	110.4%		(11.3)	98.8%	106.0%		(7.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 25.0% to $569.3 million for the three months ended June 30, 2017 compared to $455.3 million for the three months ended June 30, 2016.  This increase was primarily driven by expansion of various insurance lines of business including retail property and retail casualty, an increase in accident and health business and premium from the Lloyd's Syndicate.  Net written premiums increased by 20.8% to $463.7 million for the three months ended June 30, 2017 compared to $383.7 million for the three months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is mainly due to the marginally more conservative reinsurance position that we have taken to support our new business.  Premiums earned increased 12.1% to $363.9 million for the three months ended June 30, 2017 compared to $324.7 million for the three months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Gross written premiums increased by 20.7% to $1,003.7 million for the six months ended June 30, 2017 compared to $831.4 million for the six months ended June 30, 2016.  This increase was primarily driven by expansion of various insurance lines of business including retail property and retail casualty, an increase in accident and health business and premium from the Lloyd's Syndicate.  Net written premiums increased by 14.4% to $809.4 million for the six months ended June 30, 2017 compared to $707.6 million for the six months ended June 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is mainly due to the marginally more conservative reinsurance position that we have taken to support our new business.  Premiums earned increased 12.4% to $687.8 million for the six months ended June 30, 2017 compared to $612.2 million for the six months ended June 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$235.8	64.8%		$7.0	1.9%		$242.8	66.7%
Catastrophes	13.1	3.6%		-	0.0%		13.1	3.6%
Total Segment	$248.9	68.4%		$7.0	1.9%		$255.9	70.3%

2016
Attritional	$226.1	69.6%		$2.1	0.7%		$228.1	70.3%
Catastrophes	38.4	11.8%		-	0.0%		38.4	11.8%
Total Segment	$264.5	81.4%		$2.1	0.7%		$266.5	82.1%

Variance 2017/2016
Attritional	$9.7	(4.8)	pts	$4.9	1.2	pts	$14.7	(3.6)	pts
Catastrophes	(25.3)	(8.2)	pts	-	-	pts	(25.3)	(8.2)	pts
Total Segment	$(15.6)	(13.0)	pts	$4.9	1.2	pts	$(10.6)	(11.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$455.4	66.2%		$8.3	1.2%		$463.7	67.4%
Catastrophes	13.1	1.9%		(0.1)	0.0%		13.0	1.9%
Total Segment	$468.5	68.1%		$8.2	1.2%		$476.7	69.3%

2016
Attritional	$424.6	69.4%		$9.0	1.4%		$433.6	70.8%
Catastrophes	38.4	6.3%		(0.2)	0.0%		38.2	6.3%
Total Segment	$463.0	75.7%		$8.8	1.4%		$471.8	77.1%

Variance 2017/2016
Attritional	$30.8	(3.2)	pts	$(0.7)	(0.2)	pts	$30.1	(3.4)	pts
Catastrophes	(25.3)	(4.4)	pts	0.1	-	pts	(25.2)	(4.4)	pts
Total Segment	$5.5	(7.6)	pts	$(0.6)	(0.2)	pts	$4.9	(7.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 4.0% to $255.9 million for the three months ended June 30, 2017 compared to $266.5 million for the three months ended June 30, 2016 mainly due to a decrease of $25.3 million in current year catastrophe losses, partially offset by an increase of $9.7 million in current year attritional losses related primarily to the increase in premiums earned.  The $13.1 million of current year catastrophe losses for the three months ended June 30, 2017 were due to the 2017 U.S. Midwest Storms ($12.0 million) and Cyclone Debbie ($1.0 million).  The $38.4 million of current year catastrophe losses for the three months ended June 30, 2016 were due to the 2016 U.S. Storms ($30.0 million) and the Fort McMurray Canada Wildfire ($8.4 million).

Incurred losses and LAE increased by 1.0% to $476.7 million for the six months ended June 30, 2017 compared to $471.8 million for the six months ended June 30, 2016 mainly due to an increase of $30.8 million in current year attritional losses related primarily to the increase in premiums earned, partially offset by a decrease of $25.3 million in current year catastrophe losses. The $13.1 million of current year catastrophe losses for the six months ended June 30, 2017 were due to the 2017 U.S. Midwest Storms ($12.0 million) and Cyclone Debbie ($1.0 million).  The $38.4 million of current year catastrophe losses for the six months ended June 30, 2016 were due to the 2016 U.S. Storms ($30.0 million) and the Fort McMurray Canada Wildfire ($8.4 million).

Segment Expenses.  Commission and brokerage increased by 22.5% to $59.2 million for the three months ended June 30, 2017 compared to $48.3 million for the three months ended June 30, 2016.  Commission and brokerage increased by 24.8% to $114.5 million for the six months ended June 30, 2017 compared to $91.8 million for the six months ended June 30, 2016.  The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $45.8 million for the three months ended June 30, 2017 compared to $43.7 million for the three months ended June 30, 2016.  Segment other underwriting expenses increased to $88.4 million for the six months ended June 30, 2017 compared to $85.3 million for the six months ended June 30, 2016.  The increases were primarily due to increased expenses due to the build out of our insurance platform.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,201.2 million at June 30, 2017, an increase of $718.1 million compared to $17,483.1 million at December 31, 2016.  This increase was primarily the result of $634.4 million of cash flows from operations, $94.5 million due to fluctuations in foreign currencies, $47.8 million of unsettled securities, $31.0 million in equity adjustments of our limited partnership investments, and $11.0 million in fair value re-measurements, partially offset by $102.6 million paid out in dividends to shareholders, $22.5 million of amortization bond premium, $3.7 million of other-than-temporary impairments, and $1.2 million of pre-tax unrealized appreciation.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2017, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 47.5% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2017		At December 31, 2016
Fixed maturities, market value	$14,922.0	82.0%	$14,107.4	80.7%
Equity securities, market value	107.4	0.6%	119.1	0.7%
Equity securities, fair value	1,071.4	5.9%	1,010.1	5.8%
Short-term investments	326.6	1.8%	431.5	2.5%
Other invested assets	1,304.6	7.2%	1,333.1	7.6%
Cash	469.2	2.5%	481.9	2.7%
Total investments and cash	$18,201.2	100.0%	$17,483.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2017	December 31, 2016
Fixed income portfolio duration (years)	3.2	3.3
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	2.9%	2.9%
Imbedded end of period yield, after-tax	2.4%	2.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016
Fixed income portfolio total return	1.7%	3.1%
Barclay's Capital - U.S. aggregate index	2.3%	2.7%

Common equity portfolio total return	6.7%	8.4%
S&P 500 index	9.3%	12.0%

Other invested asset portfolio total return	3.4%	4.3%

The pre-tax equivalent total return for the bond portfolio was approximately 2.4% and 5.0%, respectively, for the six months ended June 30, 2017 and the twelve months ended December 31, 2016.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,037.0 million and $1,018.3 million at June 30, 2017 and December 31, 2016, respectively.  At June 30, 2017, $175.9 million, or 17.0%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $119.4 million, or 11.5%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $118.1 million, or 11.4%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr") and $104.9 million, or 10.1%, was receivable from Mt. Logan Re segregated accounts.  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,475.7 million at June 30, 2017 and $10,312.3 million at December 31, 2016.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,274.7	$2,025.9	$3,300.6	31.5%
International	956.8	888.7	1,845.5	17.6%
Bermuda	873.2	1,255.9	2,129.1	20.3%
Insurance	974.2	1,782.7	2,756.9	26.3%
Total excluding A&E	4,078.8	5,953.2	10,032.0	95.8%
A&E	281.5	162.2	443.7	4.2%
Total including A&E	$4,360.3	$6,115.4	$10,475.7	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,316.3	$2,033.9	$3,350.3	32.5%
International	893.5	850.3	1,743.8	16.9%
Bermuda	770.0	1,189.0	1,959.1	19.0%
Insurance	1,018.5	1,799.5	2,818.1	27.3%
Total excluding A&E	3,998.4	5,872.8	9,871.2	95.7%
A&E	293.5	147.6	441.1	4.3%
Total including A&E	$4,291.9	$6,020.4	$10,312.3	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2017	2016
Gross reserves	$443.7	$441.1
Reinsurance receivable	(140.7)	(122.0)
Net reserves	$302.9	$319.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2017, we had net asbestos loss reserves of $288.9 million, or 95.4%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.3 years at June 30, 2017.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $8,584.8 million as of June 30, 2017 from $8,075.4 million as of December 31, 2016.  This increase was the result of $537.3 million of net income, $47.6 million of net foreign currency translation adjustments, $13.2 million of unrealized appreciation on investments, net of tax, $9.9 million of share-based compensation transactions and $4.0 million of net benefit plan obligation adjustments, partially offset by $102.6 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at June 30, 2017 and December 31, 2016 was $8,584.8 million and $8,075.4 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2016	2015	2016	2015
Regulatory targeted capital	$2,025.7	$2,079.0	$1,411.4	$1,355.7
Actual capital	$2,950.5	$2,635.7	$3,635.1	$3,210.9

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

During 2016 and through the first half of 2017, we repurchased 2.1 million shares for $386.3 million in the open market and paid $298.0 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of June 30, 2017, we had repurchased 28.0 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $634.4 million and $683.6 million for the six months ended June 30, 2017 and 2016, respectively.  Additionally, these cash flows reflected net tax payments of $57.8 million and $41.9 million for the six months ended June 30, 2017 and 2016, respectively, and net catastrophe loss payments of $116.6 million and $54.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2017 and December 31, 2016, we held cash and short-term investments of $795.8 million and $913.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $247.0 million of available liquidity at June 30, 2017.  In addition to these cash and short-term investments, at June 30, 2017, we had $1,142.4 million of available for sale fixed maturity securities maturing within one year or less, $7,316.7 million maturing within one to five years and $3,144.4 million maturing after five years.  Our $1,178.8 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2017 we had $161.8 million of net pre-tax unrealized appreciation related to fixed maturity and equity securities, comprised of $338.2 million of pre-tax unrealized appreciation and $176.4 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity but more importantly provide for up to $600.0 million and £145.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2017, was $5,721.2 million.  As of June 30, 2017, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2017 and December 31, 2016, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At June 30, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $471.2 million outstanding letters of credit under tranche two.  At December 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $478.2 million outstanding letters of credit under tranche two.

Effective November 9, 2016, Everest International renewed its credit facility with Lloyds Bank plc ("Everest International Credit Facility").  The current renewal of the Everest International Credit Facility, along with a May 17, 2017 amendment, has a four year term and provides up to £145.0 million for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2017, was $5,721.2 million.  As of June 30, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2017 and December 31, 2016, Everest International Credit Facility had £141.0 million and £130.6 million, respectively, outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.2 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Interest Rate Risk.  Our $18.2 billion investment portfolio, at June 30, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,699.5 million of mortgage-backed securities in the $14,922.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $326.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.
	Impact of Interest Rate Shift in Basis Points
	At June 30, 2017
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,132.3	$15,699.7	$15,248.6	$14,771.5	$14,293.3
Market/Fair Value Change from Base (%)	5.8%	3.0%	0.0%	-3.1%	-6.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$745.7	$381.2	$-	$(404.7)	$(810.5)

We had $10,475.7 million and $10,312.3 million of gross reserves for losses and LAE as of June 30, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.3 billion, representing approximately 54.8% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$943.1	$1,060.9	$1,178.8	$1,296.7	$1,414.6
After-tax Change in Fair/Market Value	$(160.5)	$(80.2)	$-	$80.2	$160.5

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

ITEM 1A.              RISK FACTORS

No material changes.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2017	0	$-	0	2,022,000
May 1 - 31, 2017	1,608	$244.0422	0	2,022,000
June 1 - 30, 2017	0	$-	0	2,022,000
Total	1,608	$-	0	2,022,000

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

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of Dominic J. Addesso

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Dominic J. Addesso and Craig Howie

10.1	Amendment of Standby Letter of Credit, dated May 17 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  August 9, 2017