Form 10-Q
period 2017-09-30
EVEREST RE GROUP LTD
filed 2017-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2017
Common Shares, $0.01 par value	41,069,690

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2017 (unaudited)
	and December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three
	and nine months ended September 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2017 and 2016 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	60

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,778,175	$14,107,408
(amortized cost: 2017, $14,626,754; 2016, $13,932,613)
Equity securities - available for sale, at market value (cost: 2017, $128,116; 2016, $129,553)	127,425	119,067
Equity securities - available for sale, at fair value	1,141,146	1,010,085
Short-term investments	362,376	431,478
Other invested assets (cost: 2017, $1,484,599; 2016, $1,333,069)	1,487,519	1,333,129
Cash	585,395	481,922
Total investments and cash	18,482,036	17,483,089
Accrued investment income	101,092	96,473
Premiums receivable	2,071,714	1,485,990
Reinsurance receivables	1,366,890	1,018,325
Funds held by reinsureds	269,783	260,644
Deferred acquisition costs	396,858	344,052
Prepaid reinsurance premiums	314,949	191,768
Income taxes	415,182	177,704
Other assets	517,765	263,459
TOTAL ASSETS	$23,936,269	$21,321,504

LIABILITIES:
Reserve for losses and loss adjustment expenses	$12,455,357	$10,312,313
Future policy benefit reserve	54,279	55,074
Unearned premium reserve	1,992,907	1,577,546
Funds held under reinsurance treaties	21,768	21,278
Commission reserves	40,075	70,335
Other net payable to reinsurers	269,230	190,986
Losses in course of payment	205,215	67,107
4.868% Senior notes due 6/1/2044	396,804	396,714
6.6% Long term notes due 5/1/2067	236,536	236,462
Accrued interest on debt and borrowings	7,564	3,537
Equity index put option liability	16,006	22,059
Unsettled securities payable	54,711	27,927
Other liabilities	216,486	264,770
Total liabilities	15,966,938	13,246,108

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2017) 69,040
and (2016) 68,871 outstanding before treasury shares	691	689
Additional paid-in capital	2,158,143	2,140,783
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $21,672 at 2017 and $8,240 at 2016	(84,247)	(216,764)
Treasury shares, at cost; 27,972 shares 2017 and 2016	(3,272,244)	(3,272,244)
Retained earnings	9,166,988	9,422,932
Total shareholders' equity	7,969,331	8,075,396
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,936,269	$21,321,504

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,598,875	$1,371,474	$4,280,653	$3,879,201
Net investment income	136,973	122,657	393,770	357,918
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,485)	(867)	(5,188)	(31,130)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	43,020	1,247	124,719	(10,091)
Total net realized capital gains (losses)	41,535	380	119,531	(41,221)
Net derivative gain (loss)	2,656	6,510	6,052	5,486
Other income (expense)	(54,568)	9,435	(59,146)	(20,998)
Total revenues	1,725,471	1,510,456	4,740,860	4,180,386

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,210,082	786,168	3,842,145	2,344,733
Commission, brokerage, taxes and fees	333,113	309,545	915,338	880,053
Other underwriting expenses	73,145	78,563	227,901	222,750
Corporate expenses	5,932	6,400	21,308	21,403
Interest, fees and bond issue cost amortization expense	7,266	8,893	24,289	27,194
Total claims and expenses	2,629,538	1,189,569	5,030,981	3,496,133

INCOME (LOSS) BEFORE TAXES	(904,067)	320,887	(290,121)	684,253
Income tax expense (benefit)	(264,693)	25,493	(188,064)	61,481

NET INCOME (LOSS)	$(639,374)	$295,394	$(102,057)	$622,772

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(5,671)	(9,032)	18,745	258,286
Reclassification adjustment for realized losses (gains) included in net income (loss)	(5,537)	(3,222)	(16,729)	27,711
Total URA(D) on securities arising during the period	(11,208)	(12,254)	2,016	285,997

Foreign currency translation adjustments	77,564	2,816	125,124	17,639

Benefit plan actuarial net gain (loss) for the period	-	-	-	-
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,369	1,268	5,377	3,949
Total benefit plan net gain (loss) for the period	1,369	1,268	5,377	3,949
Total other comprehensive income (loss), net of tax	67,725	(8,170)	132,517	307,585

COMPREHENSIVE INCOME (LOSS)	$(571,649)	$287,224	$30,460	$930,357

EARNINGS PER COMMON SHARE:
Basic	$(15.73)	$7.11	$(2.51)	$14.80
Diluted	(15.73)	7.06	(2.51)	14.70
Dividends declared	1.25	1.15	3.75	3.45

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2017	2016	2017	2016
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	41,065,212	41,883,430	40,898,864	42,694,252
Issued during the period, net	2,896	17,621	169,244	215,887
Treasury shares acquired	-	(1,013,857)	-	(2,022,945)
Balance, end of period	41,068,108	40,887,194	41,068,108	40,887,194

COMMON SHARES (par value):
Balance, beginning of period	$691	$688	$689	$686
Issued during the period, net	-	-	2	2
Balance, end of period	691	688	691	688

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,150,659	2,120,581	2,140,783	2,103,638
Share-based compensation plans	7,484	8,730	17,360	25,673
Balance, end of period	2,158,143	2,129,311	2,158,143	2,129,311

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(151,972)	84,000	(216,764)	(231,755)
Net increase (decrease) during the period	67,725	(8,170)	132,517	307,585
Balance, end of period	(84,247)	75,830	(84,247)	75,830

RETAINED EARNINGS:
Balance, beginning of period	9,857,664	8,852,512	9,422,932	8,621,972
Net income (loss)	(639,374)	295,394	(102,057)	622,772
Dividends declared ($1.25 per share in third quarter 2017 and $3.75 year-to-date per share in 2017 and $1.15 per share in third quarter 2016 and $3.45
year-to-date per share in 2016)	(51,302)	(47,459)	(153,887)	(144,297)
Balance, end of period	9,166,988	9,100,447	9,166,988	9,100,447

TREASURY SHARES AT COST:
Balance, beginning of period	(3,272,244)	(3,072,313)	(3,272,244)	(2,885,956)
Purchase of treasury shares	-	(192,871)	-	(379,228)
Balance, end of period	(3,272,244)	(3,265,184)	(3,272,244)	(3,265,184)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,969,331	$8,041,092	$7,969,331	$8,041,092

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(102,057)	$622,772
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(564,080)	(185,559)
Decrease (increase) in funds held by reinsureds, net	(4,742)	46,134
Decrease (increase) in reinsurance receivables	(245,275)	(87,807)
Decrease (increase) in income taxes	(247,571)	15,935
Decrease (increase) in prepaid reinsurance premiums	(109,913)	(66,147)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,927,538	470,560
Increase (decrease) in future policy benefit reserve	(795)	(1,912)
Increase (decrease) in unearned premiums	389,731	89,013
Increase (decrease) in other net payable to reinsurers	59,356	85,493
Increase (decrease) in losses in course of payment	137,805	7,673
Change in equity adjustments in limited partnerships	(54,155)	(33,289)
Distribution of limited partnership income	36,859	52,913
Change in other assets and liabilities, net	(116,623)	(154,765)
Non-cash compensation expense	23,011	20,359
Amortization of bond premium (accrual of bond discount)	34,657	38,151
Amortization of underwriting discount on senior notes	3	3
Net realized capital (gains) losses	(119,531)	41,221
Net cash provided by (used in) operating activities	1,044,218	960,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,619,552	1,439,002
Proceeds from fixed maturities sold - available for sale, at market value	1,691,937	888,761
Proceeds from fixed maturities sold - available for sale, at fair value	-	1,588
Proceeds from equity securities sold - available for sale, at market value	18,802	155
Proceeds from equity securities sold - available for sale, at fair value	316,087	542,560
Distributions from other invested assets	3,555,941	3,600,587
Proceeds from sale of subsidiary (net of cash disposed)	-	47,721
Cost of fixed maturities acquired - available for sale, at market value	(3,774,584)	(2,974,792)
Cost of fixed maturities acquired - available for sale, at fair value	-	(3,940)
Cost of equity securities acquired - available for sale, at market value	(19,196)	(4,194)
Cost of equity securities acquired - available for sale, at fair value	(351,220)	(269,544)
Cost of other invested assets acquired	(3,676,606)	(4,131,419)
Net change in short-term investments	74,000	488,047
Net change in unsettled securities transactions	(219,208)	44,494
Net cash provided by (used in) investing activities	(764,495)	(330,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	(5,650)	5,315
Purchase of treasury shares	-	(379,228)
Dividends paid to shareholders	(153,887)	(144,297)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(12,707)	(10,017)
Net cash provided by (used in) financing activities	(172,244)	(528,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,006)	50,590

Net increase (decrease) in cash	103,473	152,137
Cash, beginning of period	481,922	283,658
Cash, end of period	$585,395	$435,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$58,701	$40,072
Interest paid	19,783	18,227

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 included in the Company's most recent Form 10-K filing.

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

Effective January 1, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis"  issued by the United States Financial Accounting Standards Board ("FASB"), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance was implemented utilizing a full retrospective application for prior periods.

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

Application of Recently Issued Accounting Standard Changes.

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its financial statements.

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 which outlines guidance on the presentation in the statements of cash flows of changes in restricted cash. The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller's tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer's tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-16 to have a material impact on its financial statements.

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13 which outlines guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Accounting for Share-Based Compensation. In March 2016, the FASB issued ASU 2016-09, authoritative guidance regarding the accounting for share-based compensation.  This guidance requires that the income tax effects resulting from the change in the value of share-based compensation awards between grant and settlement will be recorded as part of the Consolidated Statements of Operations and Comprehensive Income/(Loss).  Previously, excess tax benefits have been recorded as part of the additional paid in capital within the Consolidated Balance Sheets.  The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that annual reporting period.  The Company has implemented this guidance prospectively as of January 1, 2017.  The guidance also requires that the cost of employee taxes paid via shares withheld upon settlement of share-based compensation awards must be shown as a financing activity within the Statements of Cash Flows.  The Company has implemented this guidance retrospectively as of January 1, 2017.

The following table presents certain financial statement line items as previously reported in 2016, the effect of those line items due to treating the cost of shares withheld upon settlement of share-based compensation awards as a financing activity with the Statements of Cash Flows and the line items as currently reported within the financial statements.

Consolidated Statements of Cash Flows:	Nine Months Ended September 30, 2016
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$(164,782)	$10,017	$(154,765)
Net cash provided by (used in) operating activities	950,731	10,017	960,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(10,017)	(10,017)
Net cash provided by (used in) financing activities	(518,210)	(10,017)	(528,227)

Leases.  In February 2016, FASB issued ASU 2016-02 which outlines new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measures at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial statements.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 which outlines revised guidance on the recognition of revenue arising from contracts with customers. The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial statements.

Any issued guidance and pronouncements, other than those directly references above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,141,002	$12,475	$(6,608)	$1,146,869	$-
Obligations of U.S. states and political subdivisions	652,525	24,061	(4,744)	671,842	-
Corporate securities	5,599,904	108,072	(31,814)	5,676,162	2,902
Asset-backed securities	555,451	1,390	(444)	556,397	-
Mortgage-backed securities
Commercial	253,154	1,462	(1,825)	252,791	-
Agency residential	2,390,238	13,680	(23,589)	2,380,329	-
Non-agency residential	519	42	(44)	517	-
Foreign government securities	1,317,697	46,225	(34,489)	1,329,433	182
Foreign corporate securities	2,716,264	89,202	(41,631)	2,763,835	961
Total fixed maturity securities	$14,626,754	$296,609	$(145,188)	$14,778,175	$4,045
Equity securities	$128,116	$2,542	$(3,233)	$127,425	$-

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115,208	$20,410	$(5,303)	$1,130,315	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	5,059,388	131,651	(35,758)	5,155,281	7,936
Asset-backed securities	488,824	1,110	(1,286)	488,648	-
Mortgage-backed securities
Commercial	308,827	1,983	(3,878)	306,932	-
Agency residential	2,415,901	17,478	(27,910)	2,405,469	-
Non-agency residential	642	44	(45)	641	-
Foreign government securities	1,254,175	61,226	(57,241)	1,258,160	115
Foreign corporate securities	2,565,710	130,714	(64,446)	2,631,978	1,184
Total fixed maturity securities	$13,932,613	$382,632	$(207,837)	$14,107,408	$9,235
Equity securities	$129,553	$2,298	$(12,784)	$119,067	$-

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

	At September 30, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,091,257	$1,095,288	$956,945	$966,970
Due after one year through five years	7,267,248	7,334,494	6,769,585	6,870,056
Due after five years through ten years	2,096,762	2,124,265	2,020,215	2,052,733
Due after ten years	972,125	1,034,094	971,674	1,015,959
Asset-backed securities	555,451	556,397	488,824	488,648
Mortgage-backed securities:
Commercial	253,154	252,791	308,827	306,932
Agency residential	2,390,238	2,380,329	2,415,901	2,405,469
Non-agency residential	519	517	642	641
Total fixed maturity securities	$14,626,754	$14,778,175	$13,932,613	$14,107,408

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(13,993)	$(13,544)	$(18,184)	$324,147
Fixed maturity securities, other-than-temporary impairment	306	(1,836)	(5,189)	7,088
Equity securities	2,603	2,527	9,795	9,898
Other invested assets	1,595	-	2,860	-
Change in unrealized appreciation (depreciation), pre-tax	(9,489)	(12,853)	(10,718)	341,133
Deferred tax benefit (expense)	(1,774)	(256)	11,343	(53,666)
Deferred tax benefit (expense), other-than-temporary impairment	55	855	1,391	(1,470)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(11,208)	$(12,254)	$2,016	$285,997

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$376,128	$(4,865)	$53,039	$(1,743)	$429,167	$(6,608)
Obligations of U.S. states and political subdivisions	89,509	(2,104)	67,956	(2,640)	157,465	(4,744)
Corporate securities	1,214,762	(20,914)	283,985	(10,900)	1,498,747	(31,814)
Asset-backed securities	189,752	(369)	6,262	(75)	196,014	(444)
Mortgage-backed securities
Commercial	63,101	(540)	40,432	(1,285)	103,533	(1,825)
Agency residential	1,345,113	(13,416)	450,890	(10,173)	1,796,003	(23,589)
Non-agency residential	-	-	77	(44)	77	(44)
Foreign government securities	385,494	(14,007)	258,478	(20,482)	643,972	(34,489)
Foreign corporate securities	660,017	(17,136)	312,821	(24,495)	972,838	(41,631)
Total fixed maturity securities	$4,323,876	$(73,351)	$1,473,940	$(71,837)	$5,797,816	$(145,188)
Equity securities	-	-	112,015	(3,233)	112,015	(3,233)
Total	$4,323,876	$(73,351)	$1,585,955	$(75,070)	$5,909,831	$(148,421)

	Duration of Unrealized Loss at September 30, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$270,695	$(848)	$123,092	$(13,069)	$393,787	$(13,917)
Due in one year through five years	1,680,251	(31,686)	644,557	(37,591)	2,324,808	(69,277)
Due in five years through ten years	639,836	(22,619)	136,548	(6,469)	776,384	(29,088)
Due after ten years	135,128	(3,873)	72,082	(3,131)	207,210	(7,004)
Asset-backed securities	189,752	(369)	6,262	(75)	196,014	(444)
Mortgage-backed securities	1,408,214	(13,956)	491,399	(11,502)	1,899,613	(25,458)
Total fixed maturity securities	$4,323,876	$(73,351)	$1,473,940	$(71,837)	$5,797,816	$(145,188)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2017 were $5,909,831 thousand and $148,421 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2017, did not exceed 0.4% of the overall market value of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $73,351 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $69,276 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $71,837 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, and agency residential mortgage-backed securities.  Of these unrealized losses, $67,753 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The majority of these unrealized losses are attributable to net unrealized foreign exchange losses, as the U.S. dollar has strengthened against other currencies.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$107,969	$100,752	$319,336	$306,128
Equity securities	8,590	9,905	25,701	31,967
Short-term investments and cash	974	475	2,439	1,220
Other invested assets
Limited partnerships	23,315	17,077	54,373	33,922
Other	2,095	1,033	6,652	1,334
Gross investment income before adjustments	142,943	129,242	408,501	374,571
Funds held interest income (expense)	2,284	1,538	7,156	5,818
Future policy benefit reserve income (expense)	(280)	(517)	(1,015)	(1,243)
Gross investment income	144,947	130,263	414,642	379,146
Investment expenses	(7,974)	(7,606)	(20,872)	(21,228)
Net investment income	$136,973	$122,657	$393,770	$357,918

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

The Company had contractual commitments to invest up to an additional $663,222 thousand in limited partnerships at September 30, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at September 30, 2017 and December 31, 2016 included $367,966 thousand and $378,862 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,485)	$(867)	$(5,188)	$(31,130)
Gains (losses) from sales	7,998	5,912	32,913	(7,670)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1)	-	(1,855)
Gains (losses) from fair value adjustments	-	42	-	1,381
Equity securities, market value:
Gains (losses) from sales	-	-	(3,436)	65
Equity securities, fair value:
Gains (losses) from sales	(1,525)	5,850	3,796	(10,266)
Gains (losses) from fair value adjustments	36,463	17,475	91,367	36,284
Sale of subsidiary	-	(28,032)	-	(28,032)
Other invested assets	85	-	84	-
Short-term investments gain (loss)	(1)	1	(5)	2
Total net realized capital gains (losses)	$41,535	$380	$119,531	$(41,221)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of fixed maturity securities	$700,728	$293,998	$1,691,937	$890,349
Gross gains from sales	13,743	15,028	46,321	32,674
Gross losses from sales	(5,745)	(9,117)	(13,408)	(42,199)

Proceeds from sales of equity securities	$57,861	$112,451	$334,889	$542,715
Gross gains from sales	2,258	7,308	14,351	14,040
Gross losses from sales	(3,783)	(1,458)	(13,991)	(24,241)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Gross reserves at beginning of period	$10,312,313	$9,951,798
Less reinsurance recoverables	(990,862)	(881,503)
Net reserves at beginning of period	9,321,451	9,070,295

Incurred related to:
Current year	3,843,434	3,434,964
Prior years	(1,289)	(295,335)
Total incurred losses and LAE	3,842,145	3,139,629

Paid related to:
Current year	948,897	745,642
Prior years	1,265,713	2,042,972
Total paid losses and LAE	2,214,610	2,788,614

Foreign exchange/translation adjustment	208,246	(99,859)

Net reserves at end of period	11,157,232	9,321,451
Plus reinsurance recoverables	1,298,125	990,862
Gross reserves at end of period	$12,455,357	$10,312,313

Current year incurred losses were $3,843,434 thousand for the nine months ended September 30, 2017 compared to $3,434,964 thousand for the full year 2016.  The increase in current year incurred losses was primarily due to $1,443,746 thousand of catastrophe losses incurred in the nine months ended September 30, 2017, mainly related to Hurricane Irma, Hurricane Maria, Hurricane Harvey and the Mexico City earthquake.  The $307,263 thousand increase in reinsurance recoverables from December 31, 2016 is primarily due to recoverables from these catastrophe losses.

Incurred prior years' reserves decreased by $1,289 thousand and $295,335 thousand for the nine months ended September 30, 2017 and for the twelve months ended December 31, 2016, respectively.  The decrease for the twelve months ended December 31, 2016 was attributable to favorable development in the reinsurance segments of $468,749 thousand related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53,909 thousand of adverse development on asbestos and environmental ("A&E") reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60,000 thousand.  At December 31, 2016, this loss was projected to be $16,720 thousand resulting in $43,280 thousand of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173,414 thousand of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the September 30, 2017 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 2%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2017, the present value of these theoretical maximum payouts using a 3% discount factor was $397,561 thousand.  Conversely, if the contracts had all expired on September 30, 2017, with the S&P index at $2,519.36, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the September 30, 2017 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 15%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2017, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,134 thousand.  Conversely, if the contract had expired on September 30, 2017, with the FTSE index at ₤7,372.76, there would have been no settlement amount.

At September 30, 2017 and December 31, 2016, the fair value for these equity put options was $16,006 thousand and $22,059 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2017	December 31, 2016

Equity index put option contracts	Equity index put option liability	$16,006	$22,059
Total		$16,006	$22,059

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2017	2016	2017	2016

Equity index put option contracts	Net derivative gain (loss)	$2,656	$6,510	$6,052	$5,486
Total		$2,656	$6,510	$6,052	$5,486

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for fifty-one private placement securities, the investment manager's valuation committee valued the fifty securities at $105,987 thousand at September 30, 2017.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.  Due to the unavailability of prices for forty-two private placement securities, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand at December 31, 2016.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2017 and December 31, 2016 of $361,608 thousand and $256,041 thousand, respectively, and all prices were obtained from publically published sources.

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

The Company's liability for equity index put options is categorized as level 3 since there is no active market for these equity put options.  The fair values for these options are calculated by the Company using an industry accepted pricing model, Black-Scholes.  The model inputs and assumptions are: risk free interest rates, equity market indexes values, volatilities and dividend yields and duration.  The model results are then adjusted for the Company's credit default swap rate.  All of these inputs and assumptions are updated quarterly.  One of the option contacts is in British Pound Sterling so the fair value for this contract is converted to U.S. dollars using an exchange rate from a nationally recognized source.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,146,869	$-	$1,146,869	$-
Obligations of U.S. States and political subdivisions	671,842	-	671,842	-
Corporate securities	5,676,162	-	5,522,128	154,034
Asset-backed securities	556,397	-	556,397	-
Mortgage-backed securities
Commercial	252,791	-	252,791	-
Agency residential	2,380,329	-	2,380,329	-
Non-agency residential	517	-	517	-
Foreign government securities	1,329,433	-	1,329,433	-
Foreign corporate securities	2,763,835	-	2,759,917	3,918
Total fixed maturities, market value	14,778,175	-	14,620,223	157,952

Equity securities, market value	127,425	112,015	15,410	-
Equity securities, fair value	1,141,146	1,094,754	46,392	-

Liabilities:
Equity index put option contracts	$16,006	$-	$-	$16,006

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2017.

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

In addition, $70,657 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$138,105	$3,151	$141,256	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	283	209	492	1,208	313	1,521
Included in other comprehensive income (loss)	18	(184)	(166)	161	(184)	(23)
Purchases, issuances and settlements	15,628	742	16,370	87,468	1,251	88,719
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$154,034	$3,918	$157,952	$154,034	$3,918	$157,952

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

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $0 thousand and $2,015 thousand of investments for the nine months ended September 30, 2017 and 2016, respectively.  The $2,015 thousand of investments for the nine months ended September 30, 2016 related to the net impact of securities no longer priced by a recognized pricing service.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Liabilities:
Balance, beginning of period	$18,662	$41,729	$22,059	$40,705
Total (gains) or losses (realized/unrealized)
Included in earnings	(2,656)	(6,510)	(6,052)	(5,486)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$16,006	$35,219	$16,006	$35,219

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.  The dilutive calculation is not applicable for the three and nine months ended September 30, 2017 due to net losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) per share:
Numerator
Net income (loss)	$(639,374)	$295,394	$(102,057)	$622,772
Less: dividends declared-common shares and nonvested common shares	(51,302)	(47,463)	(153,887)	(144,299)
Undistributed earnings	(690,676)	247,932	(255,944)	478,472
Percentage allocated to common shareholders (1)	100.0%	98.9%	100.0%	98.9%
	(690,676)	245,248	(255,944)	473,372
Add: dividends declared-common shareholders	51,302	46,985	153,887	142,839
Numerator for basic and diluted earnings per common share	$(639,374)	$292,233	$(102,057)	$616,211

Denominator
Denominator for basic earnings per weighted-average common shares	40,638	41,101	40,597	41,626
Effect of dilutive securities:
Options	245	284	255	305
Denominator for diluted earnings per adjusted weighted-average common shares	40,883	41,386	40,852	41,931

Per common share net income (loss)
Basic	$(15.73)	$7.11	$(2.51)	$14.80
Diluted	$(15.73)	$7.06	$(2.51)	$14.70

(1) Basic weighted-average common shares outstanding	40,638	41,101	40,597	41,626
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,638	41,551	40,597	42,074
Percentage allocated to common shareholders	100.0%	98.9%	100.0%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2017 and 2016.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2017	2016
The Prudential	$144,331	$146,507
Unaffiliated life insurance company	33,769	33,860

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(3,197)	$(2,835)	$(6,032)	$18,844	$3,699	$22,543
URA(D) on securities - OTTI	306	55	361	(5,189)	1,391	(3,798)
Reclassification of net realized losses (gains) included in net income (loss)	(6,598)	1,061	(5,537)	(24,373)	7,644	(16,729)
Foreign currency translation adjustments	96,022	(18,458)	77,564	148,395	(23,271)	125,124
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,107	(738)	1,369	8,273	(2,896)	5,377
Total other comprehensive income (loss)	$88,640	$(20,915)	$67,725	$145,950	$(13,433)	$132,517

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(5,972)	$(2,079)	$(8,051)	$295,311	$(42,643)	$252,668
URA(D) on securities - OTTI	(1,836)	855	(981)	7,088	(1,470)	5,618
Reclassification of net realized losses (gains) included in net income (loss)	(5,045)	1,823	(3,222)	38,734	(11,023)	27,711
Foreign currency translation adjustments	1,393	1,423	2,816	32,601	(14,962)	17,639
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,951	(683)	1,268	6,076	(2,127)	3,949
Total other comprehensive income (loss)	$(9,510)	$1,340	$(8,170)	$379,809	$(72,224)	$307,585

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2017	2016	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(6,598)	$(5,045)	$(24,373)	$38,734	Other net realized capital gains (losses)
	1,061	1,823	7,644	(11,023)	Income tax expense (benefit)
	$(5,537)	$(3,222)	$(16,729)	$27,711	Net income (loss)

Benefit plan net gain (loss)	$2,107	$1,951	$8,273	$6,076	Other underwriting expenses
	(738)	(683)	(2,896)	(2,127)	Income tax expense (benefit)
	$1,369	$1,268	$5,377	$3,949	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Beginning balance of URA (D) on securities	$115,558	$42,811
Current period change in URA (D) of investments - temporary	5,814	66,802
Current period change in URA (D) of investments - non-credit OTTI	(3,798)	5,945
Ending balance of URA (D) on securities	117,574	115,558

Beginning balance of foreign currency translation adjustments	(266,818)	(211,477)
Current period change in foreign currency translation adjustments	125,124	(55,341)
Ending balance of foreign currency translation adjustments	(141,694)	(266,818)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	5,377	(2,415)
Ending balance of benefit plan net gain (loss)	(60,127)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(84,247)	$(216,764)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Credit facility interest and fees incurred	$105	$35	$315	$618

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2017, was $5,723,052 thousand.  As of September 30, 2017, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At September 30, 2017			At December 31, 2016
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	507,916	12/31/2017	600,000	478,233	12/31/2017
Total Wells Fargo Bank Group Credit Facility		$800,000	$507,916		$800,000	$478,233

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2017	$200,000	$4,058	2/28/2017
		68,353	12/31/2017		3,672	11/24/2017
		3,297	2/28/2018		69,404	12/31/2017
		353	8/30/2018		269	8/30/2018
		4,019	12/31/2018		1,163	12/31/2018
		105,485	9/30/2021		93,180	12/30/2020
Total Citibank Bilateral Agreement	$200,000	$185,179		$200,000	$171,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2017, was $5,723,052 thousand. As of September 30, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyds Bank plc	£145,000	£140,964	12/31/2020	£140,000	£130,606	12/31/2019
	-	-		-	-
Total Lloyds Bank plc Credit Facility	£145,000	£140,964		£140,000	£130,606

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2017, the total amount on deposit in trust accounts was $794,469 thousand.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mt. Logan Re Segregated Accounts	2017	2016	2017	2016
(Dollars in thousands)
Ceded written premiums	64,003	65,093	160,949	157,939
Ceded earned premiums	55,708	53,007	154,191	143,856
Ceded losses and LAE	197,395	8,725	241,792	38,459

Assumed written premiums	2,587	5,032	9,082	11,666
Assumed earned premiums	2,587	5,032	9,082	11,666
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $832,679 thousand and $932,243 thousand at September 30, 2017 and December 31, 2016, respectively.  Of this amount, Group had investments valued at $50,935 thousand and $58,955 thousand at September 30, 2017 and December 31, 2016, respectively, in the segregated accounts.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

On December 1, 2015 the Company entered into two collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

On April 13, 2017 the Company entered into six collateralized reinsurance agreements with Kilimanjaro to provide the Company with annual aggregate catastrophe reinsurance coverage.  The initial three agreements are four year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $225,000 thousand, $400,000 thousand and $325,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The subsequent three agreements are five year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $50,000 thousand, $75,000 thousand and $175,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  As of September 30, 2017, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase or if there are additional covered events during the remainder of 2017, the aggregate losses may exceed the aggregate event retentions under the agreements, resulting in a recovery.

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

				September 30, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,804	$420,008	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,536	$221,380	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for August 15, 2017 to November 15, 2017 is 3.70%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest expense incurred	$2,240	$3,937	$9,210	$11,811

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$908,256	$654,770	$1,962,207	$1,597,005
Net written premiums	809,298	678,848	1,711,934	1,491,155

Premiums earned	$649,772	$519,160	$1,609,790	$1,478,974
Incurred losses and LAE	925,436	276,272	1,455,123	732,306
Commission and brokerage	113,449	116,667	328,230	354,608
Other underwriting expenses	12,095	14,265	40,624	39,856
Underwriting gain (loss)	$(401,208)	$111,956	$(214,187)	$352,204

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$344,805	$348,812	$931,008	$925,028
Net written premiums	330,761	316,207	848,792	799,908

Premiums earned	$305,951	$282,442	$841,348	$823,493
Incurred losses and LAE	563,082	122,181	895,071	531,580
Commission and brokerage	68,441	78,384	199,438	209,348
Other underwriting expenses	8,307	11,030	27,601	26,822
Underwriting gain (loss)	$(333,879)	$70,847	$(280,762)	$55,743

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$311,781	$245,995	$870,473	$612,657
Net written premiums	287,591	229,373	810,437	562,128

Premiums earned	$267,488	$215,761	$766,051	$610,466
Incurred losses and LAE	301,315	127,236	595,052	348,586
Commission and brokerage	83,861	59,605	205,770	169,413
Other underwriting expenses	9,049	8,785	27,551	26,290
Underwriting gain (loss)	$(126,737)	$20,135	$(62,322)	$66,177

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross written premiums	$480,060	$533,039	$1,483,807	$1,364,465
Net written premiums	370,439	340,216	1,179,873	1,047,863

Premiums earned	$375,664	$354,111	$1,063,464	$966,268
Incurred losses and LAE	420,249	260,479	896,899	732,261
Commission and brokerage	67,362	54,889	181,900	146,684
Other underwriting expenses	43,694	44,483	132,125	129,782
Underwriting gain (loss)	$(155,641)	$(5,740)	$(147,460)	$(42,459)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Underwriting gain (loss)	$(1,017,465)	$197,198	$(704,731)	$431,665
Net investment income	136,973	122,657	393,770	357,918
Net realized capital gains (losses)	41,535	380	119,531	(41,221)
Net derivative gain (loss)	2,656	6,510	6,052	5,486
Corporate expenses	(5,932)	(6,400)	(21,308)	(21,403)
Interest, fee and bond issue cost amortization expense	(7,266)	(8,893)	(24,289)	(27,194)
Other income (expense)	(54,568)	9,435	(59,146)	(20,998)
Income (loss) before taxes	$(904,067)	$320,887	$(290,121)	$684,253

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
United Kingdom gross written premium	$204,774	$182,786	$580,559	$511,994

No other country represented more than 5% of the Company's revenues.

15.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2017, share-based compensation awards granted were 3,855 restricted shares, granted on September 6, 2017, with a fair value of $230.52 per share.

16.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$2,737	$2,731	$9,335	$8,524
Interest cost	2,509	2,371	7,060	7,093
Expected return on plan assets	(3,263)	(2,789)	(9,572)	(7,757)
Amortization of prior service cost	-	-	-	-
Amortization of net (income) loss	2,091	1,984	8,172	6,012
Net periodic benefit cost	$4,074	$4,297	$14,995	$13,872

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$392	$354	$1,273	$1,230
Interest cost	296	252	793	844
Amortization of prior service cost	(33)	(33)	(98)	(33)
Amortization of net (income) loss	48	-	199	96
Net periodic benefit cost	$703	$573	$2,167	$2,137

(Some amounts may not reconcile due to rounding.)

The Company contributed $10,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2017.  The Company contributed $30,000 thousand to the qualified pension benefit plan for the three and nine months ended September 30, 2016.

17.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company's Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035. The Company's non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period.  If the annual effective tax rate approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited as prescribed under ASC 740-270 to the estimated recoverable based on the year-to-date result.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company's annual pre-tax income/loss and effective tax rate.

18.  DISPOSITION

On August 24, 2016, the Company sold Heartland, its crop Managing General Agent to CGB for $49,000 thousand.  The sale agreement includes a provision for a long term strategic reinsurance relationship with CGB.  The Company has recognized an after-tax loss on the sale of Heartland of $12,942 thousand.  Under the terms of the reinsurance arrangement, there has not been a material fluctuation in the level of crop business, although it has been reflected as reinsurance rather than insurance.

19.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  In October 2017, Hurricane Nate impacted the Southern United States and Central America and Hurricane Ophelia impacted Ireland, the United Kingdom and Northern Europe.  Also, in October 2017, a number of wildfires affected California.  Due to the recentness of these events, the Company is unable to estimate the amount of losses related to Hurricane Nate, Hurricane Ophelia or the California wildfires at this time.  However, the Company anticipates that these events will adversely impact the fourth quarter 2017 financial results.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in October 2017 with Hurricanes Nate and Ophelia and the wild fires in California.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses continue to increase in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Gross written premiums	$2,044.9	$1,782.6	14.7%	$5,247.5	$4,499.2	16.6%
Net written premiums	1,798.1	1,564.6	14.9%	4,551.0	3,901.1	16.7%

REVENUES:
Premiums earned	$1,598.9	$1,371.5	16.6%	$4,280.7	$3,879.2	10.3%
Net investment income	137.0	122.7	11.7%	393.8	357.9	10.0%
Net realized capital gains (losses)	41.5	0.4	NM	119.5	(41.2)	NM
Net derivative gain (loss)	2.7	6.5	-59.2%	6.1	5.5	10.3%
Other income (expense)	(54.6)	9.4	NM	(59.1)	(21.0)	181.7%
Total revenues	1,725.5	1,510.5	14.2%	4,740.9	4,180.4	13.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,210.1	786.2	181.1%	3,842.1	2,344.7	63.9%
Commission, brokerage, taxes and fees	333.1	309.5	7.6%	915.3	880.1	4.0%
Other underwriting expenses	73.1	78.6	-6.9%	227.9	222.8	2.3%
Corporate expenses	5.9	6.4	-7.3%	21.3	21.4	-0.4%
Interest, fees and bond issue cost amortization expense	7.3	8.9	-18.3%	24.3	27.2	-10.7%
Total claims and expenses	2,629.5	1,189.6	121.0%	5,031.0	3,496.1	43.9%

INCOME (LOSS) BEFORE TAXES	(904.1)	320.9	NM	(290.1)	684.3	-142.4%
Income tax expense (benefit)	(264.7)	25.5	NM	(188.1)	61.5	NM
NET INCOME (LOSS)	$(639.4)	$295.4	NM	$(102.1)	$622.8	-116.4%

RATIOS:			Point Change			Point Change
Loss ratio	138.2%	57.3%	80.9	89.8%	60.4%	29.4
Commission and brokerage ratio	20.8%	22.6%	(1.8)	21.4%	22.7%	(1.3)
Other underwriting expense ratio	4.6%	5.7%	(1.1)	5.3%	5.8%	(0.5)
Combined ratio	163.6%	85.6%	78.0	116.5%	88.9%	27.6

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2017	2016	(Decrease)
Balance sheet data:
Total investments and cash				$18,482.0	$17,483.1	5.7%
Total assets				23,936.3	21,321.5	12.3%
Loss and loss adjustment expense reserves				12,455.4	10,312.3	20.8%
Total debt				633.3	633.2	0.0%
Total liabilities				15,966.9	13,246.1	20.5%
Shareholders' equity				7,969.3	8,075.4	-1.3%
Book value per share				194.05	197.45	-1.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 14.7% to $2,044.9 million for the three months ended September 30, 2017, compared to $1,782.6 million for the three months ended September 30, 2016, reflecting a $315.3 million, or 25.2%, increase in our reinsurance business and a $53.0 million, or 9.9%, decrease in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, increases in financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The decline in insurance premiums was due to the sale of Heartland Crop Insurance, Inc. ("Heartland") which accounted for $162.4 million of gross written premium in the third quarter of 2016. Excluding the impact of Heartland, insurance premiums rose by $109.4 million due to increased production in many lines of business, including retail casualty, surety, accident and health and business written through the Lloyd's Syndicate.  Gross written premiums increased by 16.6% to $5,247.5 million for the nine months ended September 30, 2017, compared to $4,499.2 million for the nine months ended September 30, 2016, reflecting a $629.0 million, or 20.1%, increase in our reinsurance business and a $119.3 million, or 8.7%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the new crop reinsurance transactions, increases in treaty property and financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The rise in insurance premiums was primarily due to increases in many lines of business, including retail casualty, accident and health, surety and business written through the Lloyd's Syndicate, partially offset by the impact of the sale of Heartland.

Net written premiums increased by 14.9% to $1,798.1 million for the three months ended September 30, 2017, compared to $1,564.6 million for the three months ended September 30, 2016.  Net written premiums increased by 16.7% to $4,551.0 million for the nine months ended September 30, 2017, compared to $3,901.1 million for the nine months ended September 30, 2016.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 16.6% to $1,598.9 million for the three months ended September 30, 2017, compared to $1,371.5 million for the three months ended September 30, 2016.  Premiums earned increased by 10.3% to $4,280.7 million for the nine months ended September 30, 2017, compared to $3,879.2 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 11.7% to $137.0 million for the three months ended September 30, 2017, compared with investment income of $122.7 million for the three months ended September 30, 2016.  Net investment income increased by 10.0% to $393.8 million for the nine months ended September 30, 2017, compared with investment income of $357.9 million for the nine months ended September 30, 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 3.1% for the three months ended September 30, 2017, compared to 2.9% for the three months ended September 30, 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 3.0% for the nine months ended September 30, 2017, compared to 2.9% for the nine months ended September 30, 2016.  The increases in income and yield for both the three and nine months ended September 30, 2017 were primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $41.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  The net realized capital gains of $41.5 million for the three months ended September 30, 2017 were comprised of $36.5 million of net gains from fair value re-measurements and $6.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.5 million of other-than-temporary impairments.  The net realized capital gains of $0.4 million for the three months ended September 30, 2016 were comprised of $17.6 million of net gains from fair value re-measurements and $11.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments.

Net realized capital gains were $119.5 million for the nine months ended September 30, 2017 and net realized capital losses were $41.2 million for the nine months ended September 30, 2016.  The net realized capital gains of $119.5 million for the nine months ended September 30, 2017 were comprised of $91.4 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $5.2 million of other-than-temporary impairments.  The net realized capital losses of $41.2 million for the nine months ended September 30, 2016 were comprised of $31.1 million of other-than-temporary impairments, net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $19.8 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $37.7 million of net gains from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $2.7 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, and net derivative gains of $6.1 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $54.6 million and other income of $9.4 million for the three months ended September 30, 2017 and 2016, respectively.  We recorded other expense of $59.1 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates and other income related to Mt. Logan Re for the corresponding periods.  We incurred foreign currency exchange expense of $43.2 million and foreign currency exchange income of $1.9 million for the three months ended September 30, 2017 and 2016, respectively.  We incurred foreign currency exchange expense of $48.2 million and $29.4 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in expenses for the three and nine month periods in 2017 mainly related to the impact on loss reserves from the strengthening of the Canadian dollar, the British Pound Sterling and the Euro against the U.S. dollar.  The expense incurred for the nine months period in 2016 was primarily generated from our United Kingdom operations as a result of the decline in the British Pound Sterling in relation to other major currencies resulting from the United Kingdom vote to leave the European Union.  Although we have foreign currency investments to mitigate the impact of foreign exchange movements, the offsetting foreign exchange impacts on the investments is reflected through Other Comprehensive Income.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$840.7	52.6%		$(0.9)	-0.1%		$839.8	52.5%
Catastrophes	1,370.2	85.7%		-	0.0%		1,370.2	85.7%
Total	$2,210.9	138.3%		$(0.9)	-0.1%		$2,210.1	138.2%

2016
Attritional	$769.3	56.0%		$(0.7)	0.0%		$768.7	56.0%
Catastrophes	59.7	4.4%		(42.2)	-3.1%		17.5	1.3%
Total	$829.0	60.4%		$(42.9)	-3.1%		$786.2	57.3%

Variance 2017/2016
Attritional	$71.4	(3.4)	pts	$(0.2)	(0.1)	pts	$71.1	(3.5)	pts
Catastrophes	1,310.5	81.3	pts	42.2	3.1	pts	1,352.7	84.4	pts
Total	$1,381.9	77.9	pts	$42.0	3.0	pts	$1,423.9	80.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$2,399.7	56.1%		$(1.3)	0.0%		$2,398.4	56.1%
Catastrophes	1,443.7	33.7%		-	0.0%		1,443.7	33.7%
Total	$3,843.4	89.8%		$(1.3)	0.0%		$3,842.1	89.8%

2016
Attritional	$2,197.4	56.6%		$(3.8)	-0.1%		$2,193.7	56.5%
Catastrophes	219.2	5.7%		(68.2)	-1.8%		151.0	3.9%
Total	$2,416.6	62.3%		$(72.0)	-1.9%		$2,344.7	60.4%

Variance 2017/2016
Attritional	$202.2	(0.5)	pts	$2.5	0.1	pts	$204.7	(0.4)	pts
Catastrophes	1,224.5	28.0	pts	68.2	1.8	pts	1,292.7	29.8	pts
Total	$1,426.8	27.5	pts	$70.7	1.9	pts	$1,497.4	29.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 181.1% to $2,210.1 million for the three months ended September 30, 2017, compared to $786.2 million for the three months ended September 30, 2016, primarily due to an increase of $1,310.5 million in current year catastrophe losses, an increase in current year attritional losses of $71.4 million, mainly due to the impact of the increase in premiums earned and $42.2 million of favorable development on prior years catastrophe losses in 2016, primarily related to the 2011 Japan earthquake, which did not recur in 2017.  The current year catastrophe losses of $1,370.2 million for the three months ended September 30, 2017 primarily related to Hurricane Irma ($574.9 million), Hurricane Maria ($415.5 million), Hurricane Harvey ($286.4 million) and the Mexico City earthquake ($93.4 million).  The current year catastrophe losses of $59.7 million for the three months ended September 30, 2016 related to the Fort McMurray Canada wildfire ($27.8 million), Hurricane Hermine ($13.5 million), 2016 U.S. storms ($13.4 million), the 2016 Taiwan earthquake ($4.6 million) and the 2016 Ecuador earthquake ($0.3 million).

Incurred losses and LAE increased by 63.9% to $3,842.1 million for the nine months ended September 30, 2017, compared to $2,344.7 million for the nine months ended September 30, 2016, primarily due to an increase of $1,224.5 million in current year catastrophe losses, an increase in current year attritional losses of $202.2 million, mainly due to the impact of the increase in premiums earned and the impact of the new crop reinsurance contract, and $68.2 million of favorable development on prior years catastrophe losses in

2016, primarily related to the 2011 Japan earthquake, which did not recur in 2017.  The current year catastrophe losses of $1,443.7 million for the nine months ended September 30, 2017 related to Hurricane Irma ($574.9 million), Hurricane Maria ($415.5 million), Hurricane Harvey ($286.4 million), the Mexico City earthquake ($93.4 million), the South Africa Knysna fires ($24.8 million), Cyclone Debbie in Australia ($19.0 million), the 2017 US Midwest storms ($15.7 million) and the Peru storms ($13.9 million).  The current year catastrophe losses of $219.2 million for the nine months ended September 30, 2016 related to the Fort McMurray Canada wildfire ($117.6 million), the 2016 U.S. storms ($49.9 million), the 2016 Ecuador earthquake ($23.2 million), the 2016 Taiwan earthquake ($15.1 million) and Hurricane Hermine ($13.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 7.6% to $333.1 million for the three months ended September 30, 2017 compared to $309.5 million for the three months ended September 30, 2016.  Commission, brokerage, taxes and fees increased by 4.0% to $915.3 million for the nine months ended September 30, 2017 compared to $880.1 million for the nine months ended September 30, 2016.  The changes were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $73.1 million and $78.6 million for the three months ended September 30, 2017 and 2016, respectively.  The decrease for the three month period was primarily due to lower variable compensation costs.  Other underwriting expenses were $227.9 million and $222.8 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase for the nine month period was mainly due to costs incurred to support the increased premium production, including costs related to the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were relatively flat at $5.9 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively, and $21.3 million and $21.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.3 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively.  Interest, fees and other bond amortization expense was $24.3 million and $27.2 million for the nine months ended September 30, 2017 and 2016, respectively.  The decreases in expense for both the three and nine month periods were primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 3.70% as of September 30, 2017.

Income Tax Expense (Benefit).  We had an income tax benefit of $264.7 million and $188.1 million for the three and nine months ended September 30, 2017, respectively.  We had income tax expense of $25.5 million and $61.5 million for the three and nine months ended September 30, 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. However, if the AETR approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited, as prescribed under ASC 740-270, to the estimated tax recoverable based on the year-to-date result.  The decrease in income tax expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to the significant catastrophe losses incurred during the third quarter of 2017.

Net Income (Loss).
Our net loss was $639.4 million and net income was $295.4 million for the three months ended September 30, 2017 and 2016, respectively.  Our net loss was $102.1 million and net income was $622.8 million for the nine months ended September 30, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 78.0 points to 163.6% for the three months ended September 30, 2017, compared to 85.6% for the three months ended September 30, 2016, and increased by 27.6 points to 116.5% for the nine months ended September 30, 2017, compared to 88.9% for the nine months ended September 30, 2016.  The loss ratio components increased 80.9 points and 29.4 points for the three and nine months ended September 30, 2017, respectively, over the same periods last year.  The changes were mainly due to the increases in current year catastrophe losses.  The commission and brokerage ratio components decreased to 20.8% from 22.6% for the three months ended September 30, 2017 and 2016, respectively, and decreased to 21.4% from 22.7% for the nine months ended September 30, 2017 and 2016, respectively, reflecting changes in the mix of business and the impact from reinstatement premiums.  The other underwriting expense ratios decreased to 4.6% from 5.7% for the three months ended September 30, 2017 and 2016, respectively, and decreased to 5.3% from 5.8% for the nine months ended September 30, 2017 and 2016, respectively, mainly due to a reduction in variable compensation combined with the growth in premiums earned.

Shareholders' Equity.
Shareholders' equity decreased by $106.1 million to $7,969.3 million at September 30, 2017 from $8,075.4 million at December 31, 2016, principally as a result of $153.9 million of shareholder dividends and $102.1 million of net loss, partially offset by $125.1 million of net foreign currency translation adjustments, $17.4 million of share-based compensation transactions, $5.4 million of net benefit plan obligation adjustments and $2.0 million of unrealized appreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 11.7% to $137.0 million for the three months ended September 30, 2017, compared with investment income of $122.7 million for the three months ended September 30, 2016.  Net investment income increased by 10.0% to $393.8 million for the nine months ended September 30, 2017, compared with investment income of $357.9 million for the nine months ended September 30, 2016.  The increases for the three and nine month periods were primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Fixed maturities	$108.0	$100.8	$319.3	$306.1
Equity securities	8.6	9.9	25.7	32.0
Short-term investments and cash	1.0	0.5	2.4	1.2
Other invested assets
Limited partnerships	23.3	17.1	54.4	33.9
Other	2.1	1.0	6.7	1.3
Gross investment income before adjustments	142.9	129.3	408.5	374.6
Funds held interest income (expense)	2.3	1.5	7.2	5.8
Future policy benefit reserve income (expense)	(0.3)	(0.5)	(1.0)	(1.2)
Gross investment income	144.9	130.3	414.6	379.1
Investment expenses	(8.0)	(7.6)	(20.9)	(21.2)
Net investment income	$137.0	$122.7	$393.8	$357.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2017	2016
Imbedded pre-tax yield of cash and invested assets	3.0%	2.9%
Imbedded after-tax yield of cash and invested assets	2.5%	2.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Annualized pre-tax yield on average cash and invested assets	3.1%	2.9%	3.0%	2.9%
Annualized after-tax yield on average cash and invested assets	2.5%	2.4%	2.5%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	2017	2016	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$13.7	$15.1	$(1.4)	$46.3	$32.7	$13.6
Losses	(5.7)	(9.2)	3.5	(13.4)	(40.4)	27.0
Total	8.0	5.9	2.1	32.9	(7.8)	40.7

Fixed maturity securities, fair value:
Gains	-	-	-	-	-	-
Losses	-	-	-	-	(1.9)	1.9
Total	-	-	-	-	(1.9)	1.9

Equity securities, market value:
Gains	-	-	-	-	0.1	(0.1)
Losses	-	-	-	(3.4)	-	(3.4)
Total	-	-	-	(3.4)	0.1	(3.5)

Equity securities, fair value:
Gains	2.3	7.3	(5.0)	14.4	14.0	0.4
Losses	(3.8)	(1.4)	(2.4)	(10.6)	(24.2)	13.6
Total	(1.5)	5.8	(7.3)	3.8	(10.3)	14.1

Total net realized capital gains (losses) from sales:
Gains	16.0	22.3	(6.3)	60.7	46.8	13.9
Losses	(9.5)	(10.5)	1.0	(27.4)	(66.4)	39.0
Total	6.5	11.6	(5.1)	33.3	(19.8)	53.1

Loss on sale of subsidiary:	-	(28.0)	28.0	-	(28.0)	28.0

Other-than-temporary impairments:	(1.5)	(0.8)	(0.7)	(5.2)	(31.1)	25.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.1	(0.1)	-	1.4	(1.4)
Equity securities, fair value	36.5	17.5	19.0	91.4	36.3	55.1
Total	36.5	17.6	18.9	91.4	37.7	53.7

Total net realized capital gains (losses)	$41.5	$0.4	$41.1	$119.5	$(41.2)	$160.7

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $41.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017, we recorded $36.5 million of net gains from fair value re-measurements and $6.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.5 million of other-than-temporary impairments.  For the three months ended September 30, 2016, we recorded $17.6 million of net gains from fair value re-measurements and $11.6 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by net realized capital losses of $28.0 million from the sale of our Heartland subsidiary and $0.8 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended September 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $119.5 million for the nine months ended September 30, 2017 and net realized capital losses were $41.2 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, we recorded $91.4 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $5.2 million of other-than-temporary impairments.  For the nine months ended September 30, 2016, we recorded $31.1 million of other-than-temporary impairments, $28.0 million of net realized capital losses of from the sale of our Heartland subsidiary and $19.8 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $37.7 million of net gains from fair value re-measurements.  The fixed maturity and equity sales for the nine months ended September 30, 2017 and 2016 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$908.3	$654.8	$253.5	38.7%	$1,962.2	$1,597.0	$365.2	22.9%
Net written premiums	809.3	678.8	130.5	19.2%	1,711.9	1,491.2	220.8	14.8%

Premiums earned	$649.8	$519.2	$130.6	25.2%	$1,609.8	$1,479.0	$130.8	8.8%
Incurred losses and LAE	925.4	276.3	649.1	235.0%	1,455.1	732.3	722.8	98.7%
Commission and brokerage	113.4	116.7	(3.2)	-2.8%	328.2	354.6	(26.4)	-7.4%
Other underwriting expenses	12.1	14.3	(2.2)	-15.2%	40.6	39.9	0.8	1.9%
Underwriting gain (loss)	$(401.2)	$112.0	$(513.2)	NM	$(214.2)	$352.2	$(566.4)	-160.8%

				Point Chg				Point Chg
Loss ratio	142.5%	53.2%		89.3	90.4%	49.5%		40.9
Commission and brokerage ratio	17.4%	22.5%		(5.1)	20.4%	24.0%		(3.6)
Other underwriting expense ratio	1.8%	2.7%		(0.9)	2.5%	2.7%		(0.2)
Combined ratio	161.7%	78.4%		83.3	113.3%	76.2%		37.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 38.7% to $908.3 million for the three months ended September 30, 2017 from $654.8 million for the three months ended September 30, 2016, primarily due to an increase in the new crop reinsurance business related to the sale of Heartland and the influx of reinstatement premiums due to the catastrophe losses.  Net written premiums increased by 19.2% to $809.3 million for the three months ended September 30, 2017 compared to $678.8 million for the three months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased by 25.2% to $649.8 million for the three months ended September 30, 2017, compared to $519.2 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.9% to $1,962.2 million for the nine months ended September 30, 2017 from $1,597.0 million for the nine months ended September 30, 2016, primarily due to an increase in the new crop reinsurance business, an increase in treaty casualty business and the influx of reinstatement premiums due to the catastrophe losses.  Net written premiums increased by 14.8% to $1,711.9 million for the nine months ended September 30, 2017 compared to $1,491.2 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased by 8.8% to $1,609.8 million for the nine months ended September 30, 2017, compared to $1,479.0 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$286.3	44.1%		$(0.9)	-0.1%		$285.4	44.0%
Catastrophes	639.1	98.4%		1.0	0.1%		640.0	98.5%
Total Segment	$925.4	142.5%		$0.1	0.0%		$925.4	142.5%

2016
Attritional	$263.7	50.8%		$(5.0)	-1.0%		$258.7	49.8%
Catastrophes	28.7	5.5%		(11.1)	-2.1%		17.6	3.4%
Total Segment	$292.4	56.3%		$(16.1)	-3.1%		$276.3	53.2%

Variance 2017/2016
Attritional	$22.6	(6.7)	pts	$4.1	0.9	pts	$26.7	(5.8)	pts
Catastrophes	610.4	92.9	pts	12.1	2.2	pts	622.4	95.1	pts
Total Segment	$633.0	86.2	pts	$16.2	3.1	pts	$649.1	89.3	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$827.4	51.4%		$(9.6)	-0.6%		$817.7	50.8%
Catastrophes	642.8	39.9%		(5.4)	-0.3%		637.4	39.6%
Total Segment	$1,470.2	91.3%		$(15.0)	-0.9%		$1,455.1	90.4%

2016
Attritional	$736.8	49.8%		$(9.5)	-0.6%		$727.3	49.2%
Catastrophes	31.6	2.1%		(26.5)	-1.8%		5.1	0.3%
Total Segment	$768.4	51.9%		$(36.0)	-2.4%		$732.3	49.5%

Variance 2017/2016
Attritional	$90.6	1.6	pts	$(0.1)	-	pts	$90.4	1.6	pts
Catastrophes	611.2	37.8	pts	21.1	1.5	pts	632.3	39.3	pts
Total Segment	$701.8	39.4	pts	$21.0	1.5	pts	$722.8	40.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 235.0% to $925.4 million for the three months ended September 30, 2017 compared to $276.3 million for the three months ended September 30, 2016, primarily due to an increase of $610.4 million in current year catastrophe losses and an increase of $22.6 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and the impact of the new crop reinsurance contract which generally has a higher loss ratio.  The $639.1 million of current year catastrophe losses for the three months ended September 30, 2017 mainly related to Hurricane Irma ($378.1 million), Hurricane Harvey ($172.9 million), Hurricane Maria ($84.9 million) and the Mexico City earthquake ($3.5 million).  The $28.7 million of current year catastrophe losses for the three months ended September 30, 2016 were mainly due to Hurricane Hermine ($13.5 million), the 2016 U.S. storms ($12.7 million) and the Fort McMurray Canada wildfire ($2.6 million).

Incurred losses increased by 98.7% to $1,455.1 million for the nine months ended September 30, 2017 compared to $732.3 million for the nine months ended September 30, 2016, primarily due to an increase of $611.2 million in current year catastrophe losses and an increase of $90.6 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and the impact of the new crop reinsurance contract.  The $642.8 million of current year catastrophe losses for the nine months ended September 30, 2017 related to Hurricane Irma ($378.1 million), Hurricane Harvey ($172.9 million), Hurricane Maria ($84.9 million), the 2017 US Midwest storms ($3.7 million) and the Mexico City earthquake

($3.5 million).  The $31.6 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the 2016 U.S. storms ($19.1 million) and Hurricane Hermine ($13.5 million).

Segment Expenses.  Commission and brokerage expenses decreased by 2.8% to $113.4 million for the three months ended September 30, 2017 compared to $116.7 million for the three months ended September 30, 2016.  Commission and brokerage expenses decreased by 7.4% to $328.2 million for the nine months ended September 30, 2017 compared to $354.6 million for the nine months ended September 30, 2016.  The decreases are mainly due to the impact of the new crop reinsurance contract which generally has a lower expense ratio and other changes in the mix of business.

Segment other underwriting expenses decreased to $12.1 million for the three months ended September 30, 2017 from $14.3 million for the three months ended September 30, 2016.  The decrease for the three month period was primarily due to lower variable compensation costs.  Segment other underwriting expenses increased slightly to $40.6 million for the nine months ended September 30, 2017 from $39.9 million for the nine months ended September 30, 2016.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$344.8	$348.8	$(4.0)	-1.1%	$931.0	$925.0	$6.0	0.6%
Net written premiums	330.8	316.2	14.6	4.6%	848.8	799.9	48.9	6.1%

Premiums earned	$306.0	$282.4	$23.5	8.3%	$841.3	$823.5	$17.9	2.2%
Incurred losses and LAE	563.1	122.2	440.9	NM	895.1	531.6	363.5	68.4%
Commission and brokerage	68.4	78.4	(9.9)	-12.7%	199.4	209.3	(9.9)	-4.7%
Other underwriting expenses	8.3	11.0	(2.7)	-24.7%	27.6	26.8	0.8	2.9%
Underwriting gain (loss)	$(333.9)	$70.8	$(404.7)	NM	$(280.8)	$55.7	$(336.5)	NM

				Point Chg				Point Chg
Loss ratio	184.0%	43.2%		140.8	106.5%	64.5%		42.0
Commission and brokerage ratio	22.4%	27.8%		(5.4)	23.7%	25.4%		(1.7)
Other underwriting expense ratio	2.7%	3.9%		(1.2)	3.2%	3.3%		(0.1)
Combined ratio	209.1%	74.9%		134.2	133.4%	93.2%		40.2

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 1.1% to $344.8 million for the three months ended September 30, 2017 compared to $348.8 million for the three months ended September 30, 2016, primarily due to the decline in Latin American business and a negative impact of $5.6 million from the movement of foreign exchange rates.  Net written premiums increased by 4.6% to $330.8 million for the three months ended September 30, 2017 compared to $316.2 million for the three months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to quota share contracts.  Premiums earned increased 8.3% to $306.0 million for the three months ended September 30, 2017 compared to $282.4 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 0.6% to $931.0 million for the nine months ended September 30, 2017 compared to $925.0 million for the nine months ended September 30, 2016, primarily due to the increases in Middle Eastern, African and Asian business and a positive impact of $17.7 million from the movement of foreign exchange rates, partially offset by the decline in Latin American business.  Net written premiums increased by 6.1% to $848.8 million for the nine months ended September 30, 2017 compared to $799.9 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to quota share contracts.  Premiums earned increased 2.2% to $841.3 million for the nine months ended September 30, 2017 compared to $823.5 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$150.2	49.1%		$-	0.0%		$150.2	49.1%
Catastrophes	415.0	135.6%		(2.2)	-0.7%		412.8	134.9%
Total Segment	$565.2	184.7%		$(2.2)	-0.7%		$563.1	184.0%

2016
Attritional	$132.6	46.9%		$-	0.0%		$132.6	46.9%
Catastrophes	20.5	7.2%		(30.9)	-10.9%		(10.4)	-3.7%
Total Segment	$153.1	54.1%		$(30.9)	-10.9%		$122.2	43.2%

Variance 2017/2016
Attritional	$17.6	2.2	pts	$-	-	pts	$17.6	2.2	pts
Catastrophes	394.5	128.4	pts	28.7	10.2	pts	423.2	138.6	pts
Total Segment	$412.1	130.6	pts	$28.7	10.2	pts	$440.9	140.8	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$423.9	50.4%		$-	0.0%		$423.9	50.4%
Catastrophes	470.8	56.0%		0.4	0.1%		471.2	56.1%
Total Segment	$894.7	106.4%		$0.4	0.1%		$895.1	106.5%

2016
Attritional	$437.3	53.1%		$(11.2)	-1.4%		$426.1	51.7%
Catastrophes	138.7	16.8%		(33.2)	-4.0%		105.5	12.8%
Total Segment	$576.0	69.9%		$(44.4)	-5.4%		$531.6	64.5%

Variance 2017/2016
Attritional	$(13.4)	(2.7)	pts	$11.2	1.4	pts	$(2.2)	(1.3)	pts
Catastrophes	332.1	39.2	pts	33.6	4.1	pts	365.7	43.3	pts
Total Segment	$318.7	36.5	pts	$44.8	5.5	pts	$363.5	42.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $563.1 million for the three months ended September 30, 2017 compared to $122.2 million for the three months ended September 30, 2016, primarily due to an increase of $394.5 million in current year catastrophe losses, favorable development on prior years catastrophe losses in 2016, which did not recur in 2017 and an increase in current year attritional losses of $17.6 million mainly related to the impact of the increase in premiums earned.  The $415.0 million of current year catastrophe losses for the three months ended September 30, 2017 primarily related to Hurricane Maria ($260.3 million), Hurricane Irma ($82.4 million), the Mexico City earthquake ($70.0 million), Hurricane Harvey ($2.0 million) and the Peru storms ($0.5 million).  The $20.5 million of current year catastrophe losses for the three months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($14.8 million), the 2016 Taiwan earthquake ($4.6 million), the 2016 U.S. storms ($0.6 million) and the Ecuador earthquake ($0.4 million).

Incurred losses and LAE increased by 68.4% to $895.1 million for the nine months ended September 30, 2017 compared to $531.6 million for the nine months ended September 30, 2016, primarily due to an increase of $332.1 million in current year catastrophe losses and favorable development of $33.2 million on prior years catastrophe losses in 2016 which did not recur in 2017.  The $470.8 million of current year catastrophe losses for the nine months ended September 30, 2017 related to Hurricane Maria ($260.3 million), Hurricane Irma ($82.4 million), the Mexico City earthquake ($70.0 million), the South Africa Knysna fires ($25.0 million), Cyclone Debbie in Australia ($16.9 million), the Peru storms ($14.2 million) and Hurricane Harvey ($2.0 million).  The $138.7 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the Fort McMurray Canada wildfire ($99.2 million), the Ecuador earthquake ($23.6 million), the 2016 Taiwan earthquake ($15.3 million) and the 2016 U.S. storms ($0.6 million).

Segment Expenses.  Commission and brokerage decreased by 12.7% to $68.4 million for the three months ended September 30, 2017 compared to $78.4 million for the three months ended September 30, 2016.  Commission and brokerage decreased by 4.7% to $199.4 million the nine months ended September 30, 2017 compared to $209.3 million for the nine months ended September 30, 2016.  The decreases were primarily due to the changes in the mix of business and the impact of the quota share contracts.

Segment other underwriting expenses decreased to $8.3 million for the three months ended September 30, 2017 compared to $11.0 million for the three months ended September 30, 2016, and increased slightly to $27.6 million for the nine months ended September 30, 2017 compared to $26.8 million for the nine months ended September 30, 2016.  The decrease for the three month period is primarily due to lower variable compensation costs.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$311.8	$246.0	$65.8	26.7%	$870.5	$612.7	$257.8	42.1%
Net written premiums	287.6	229.4	58.2	25.4%	810.4	562.1	248.3	44.2%

Premiums earned	$267.5	$215.8	$51.7	24.0%	$766.1	$610.5	$155.6	25.5%
Incurred losses and LAE	301.3	127.2	174.1	136.8%	595.1	348.6	246.5	70.7%
Commission and brokerage	83.9	59.6	24.3	40.7%	205.8	169.4	36.4	21.5%
Other underwriting expenses	9.0	8.8	0.3	3.0%	27.6	26.3	1.3	4.8%
Underwriting gain (loss)	$(126.7)	$20.1	$(147.0)	NM	$(62.3)	$66.2	$(128.5)	-194.2%

				Point Chg				Point Chg
Loss ratio	112.6%	59.0%		53.6	77.6%	57.0%		20.6
Commission and brokerage ratio	31.4%	27.6%		3.8	26.9%	27.8%		(0.9)
Other underwriting expense ratio	3.4%	4.1%		(0.7)	3.6%	4.4%		(0.8)
Combined ratio	147.4%	90.7%		56.7	108.1%	89.2%		18.9

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 26.7% to $311.8 million for the three months ended September 30, 2017 compared to $246.0 million for the three months ended September 30, 2016, primarily due to increased casualty business written through the Bermuda office, increased production from the U.K. office and a positive impact of $2.9 million from the movement of foreign exchange rates.  Net written premiums increased by 25.4% to $287.6 million for the three months ended September 30, 2017 compared to $229.4 million for the three months ended September 30, 2016.  The change in net premiums is comparable to the change in gross written premiums.  Premiums earned increased 24.0% to $267.5 million for the three months ended September 30, 2017 compared to $215.8 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 42.1% to $870.5 million for the nine months ended September 30, 2017 compared to $612.7 million for the nine months ended September 30, 2016, primarily due to increased casualty and financial lines of business written through the Bermuda office and increased production from the U.K. and Ireland offices, partially offset by a negative impact of $12.1 million from the movement of foreign exchange rates.  Net written premiums increased by 44.2% to $810.4 million for the nine months ended September 30, 2017 compared to $562.1 million for the nine months ended September 30, 2016.  The change in net premiums is comparable to the change in gross written premiums.  Premiums earned increased 25.5% to $766.1 million for the nine months ended September 30, 2017 compared to $610.5 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$147.2	55.0%		$-	0.0%		$147.2	55.0%
Catastrophes	153.2	57.3%		0.9	0.3%		154.1	57.6%
Total Segment	$300.4	112.3%		$0.9	0.3%		$301.3	112.6%

2016
Attritional	$117.0	54.2%		$-	0.0%		$117.0	54.2%
Catastrophes	10.6	4.9%		(0.3)	-0.1%		10.3	4.8%
Total Segment	$127.5	59.1%		$(0.3)	-0.1%		$127.2	59.0%

Variance 2017/2016
Attritional	$30.2	0.8	pts	$-	-	pts	$30.2	0.8	pts
Catastrophes	142.6	52.4	pts	1.2	0.4	pts	143.8	52.8	pts
Total Segment	$172.9	53.2	pts	$1.2	0.4	pts	$174.1	53.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$436.1	56.9%		$-	0.0%		$436.1	56.9%
Catastrophes	154.1	20.1%		4.9	0.6%		159.0	20.7%
Total Segment	$590.2	77.0%		$4.9	0.6%		$595.1	77.6%

2016
Attritional	$342.7	56.1%		$3.6	0.6%		$346.3	56.7%
Catastrophes	10.6	1.7%		(8.3)	-1.4%		2.3	0.3%
Total Segment	$353.3	57.8%		$(4.7)	-0.8%		$348.6	57.0%

Variance 2017/2016
Attritional	$93.4	0.8	pts	$(3.6)	(0.6)	pts	$89.8	0.2	pts
Catastrophes	143.5	18.4	pts	13.2	2.0	pts	156.7	20.4	pts
Total Segment	$236.9	19.2	pts	$9.6	1.4	pts	$246.5	20.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 136.8% to $301.3 million for the three months ended September 30, 2017 compared to $127.2 million for the three months ended September 30, 2016, primarily due to an increase of $142.6 million in current year catastrophe losses and an increase of $30.2 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  The $153.2 million of current year catastrophe losses for the three months ended September 30, 2017 primarily related to Hurricane Maria ($56.4 million), Hurricane Irma ($42.4 million), Hurricane Harvey ($37.5 million) and the

Mexico City earthquake ($17.0 million).  The $10.6 million of current year catastrophe losses for the three months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($10.4 million) and the 2016 U.S. storms ($0.1 million).

Incurred losses and LAE increased by 70.7% to $595.1 million for the nine months ended September 30, 2017 compared to $348.6 million for the nine months ended September 30, 2016, primarily due to an increase of $143.5 million in current year catastrophe losses, an increase of $93.4 million in current year attritional losses related primarily to the impact of the increase in premiums earned and less favorable development of $13.2 million on prior years catastrophe losses in 2017 compared to 2016.  The $154.1 million of current year catastrophe losses for the nine months ended September 30, 2017 primarily related to Hurricane Maria ($56.4 million), Hurricane Irma ($42.4 million), Hurricane Harvey ($37.5 million), the Mexico City earthquake ($17.0 million) and Cyclone Debbie in Australia ($0.9 million).  The $10.6 million of current year catastrophe losses for the nine months ended September 30, 2016 were mainly due to the Fort McMurray Canada wildfire ($10.4 million) and the 2016 U.S. storms ($0.1 million).

Segment Expenses.  Commission and brokerage increased by 40.7% to $83.9 million for the three months ended September 30, 2017 compared to $59.6 million for the three months ended September 30, 2016.  Commission and brokerage increased by 21.5% to $205.8 million for the nine months ended September 30, 2017 compared to $169.4 million for the nine months ended September 30, 2016.  The increases were mainly due to the impact of the increase in premiums earned and higher contingent commissions.

Segment other underwriting expenses increased slightly to $9.0 million for the three months ended September 30, 2017 compared to $8.8 million for the three months ended September 30, 2016 and increased slightly to $27.6 million for the nine months ended September 30, 2017 compared to $26.3 million for the nine months ended September 30, 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Gross written premiums	$480.1	$533.0	$(53.0)	-9.9%	$1,483.8	$1,364.5	$119.3	8.7%
Net written premiums	370.4	340.2	30.2	8.9%	1,179.9	1,047.9	132.0	12.6%

Premiums earned	$375.7	$354.1	$21.6	6.1%	$1,063.5	$966.3	$97.2	10.1%
Incurred losses and LAE	420.2	260.5	159.8	61.3%	896.9	732.3	164.6	22.5%
Commission and brokerage	67.4	54.9	12.5	22.8%	181.9	146.7	35.2	24.0%
Other underwriting expenses	43.7	44.5	(0.8)	-1.8%	132.1	129.8	2.3	1.8%
Underwriting gain (loss)	$(155.6)	$(5.7)	$(149.9)	NM	$(147.5)	$(42.5)	$(105.0)	247.3%

				Point Chg				Point Chg
Loss ratio	111.9%	73.5%		38.4	84.4%	75.8%		8.6
Commission and brokerage ratio	17.9%	15.5%		2.4	17.1%	15.2%		1.9
Other underwriting expense ratio	11.6%	12.6%		(1.0)	12.4%	13.4%		(1.0)
Combined ratio	141.4%	101.6%		39.8	113.9%	104.4%		9.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 9.9% to $480.1 million for the three months ended September 30, 2017 compared to $533.0 million for the three months ended September 30, 2016.  This decrease was primarily due to the sale of Heartland, which accounted for $162.4 million of gross written premiums in the third quarter of 2016.  Excluding the impact of Heartland, gross written premiums increased by $109.4 million due to higher production from many lines of business, including retail casualty, surety, accident and health and business written through the Lloyd's Syndicate.  Net written premiums increased by 8.9% to $370.4 million for the three months ended September 30, 2017 compared to $340.2 million for the three months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is mainly due to the more conservative reinsurance position that we have taken to support our new business.  Premiums earned increased 6.1% to $375.7 million for the three months ended September 30, 2017 compared to $354.1 million for the three months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Gross written premiums increased by 8.7% to $1,483.8 million for the nine months ended September 30, 2017 compared to $1,364.5 million for nine months ended September 30, 2016.  Excluding the impact of the sale of Heartland, which accounted for $229.9 million of gross written premiums in the nine months ended September 30, 2016, gross written premiums increased $349.3 million.  This increase was primarily driven by expansion of various insurance lines of business including retail casualty, retail property, surety, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 12.6% to $1,179.9 million for the nine months ended September 30, 2017 compared to $1,047.9 million for the nine months ended September 30, 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is mainly due to the more conservative reinsurance position that we have taken to support our new business.  Premiums earned increased 10.1% to $1,063.5 million for the nine months ended September 30, 2017 compared to $966.3 million for the nine months ended September 30, 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$257.0	68.4%		$0.0	0.0%		$257.0	68.4%
Catastrophes	163.0	43.4%		0.3	0.1%		163.3	43.5%
Total Segment	$420.0	111.8%		$0.3	0.1%		$420.2	111.9%

2016
Attritional	$256.1	72.3%		$4.3	1.2%		$260.5	73.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total Segment	$256.1	72.3%		$4.3	1.2%		$260.5	73.5%

Variance 2017/2016
Attritional	$0.9	(3.9)	pts	$(4.3)	(1.2)	pts	$(3.5)	(5.1)	pts
Catastrophes	163.0	43.4	pts	0.3	0.1	pts	163.3	43.5	pts
Total Segment	$163.9	39.5	pts	$(4.0)	(1.1)	pts	$159.8	38.4	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$712.4	67.0%		$8.4	0.8%		$720.7	67.8%
Catastrophes	176.0	16.6%		0.1	0.0%		176.2	16.6%
Total Segment	$888.4	83.6%		$8.5	0.8%		$896.9	84.4%

2016
Attritional	$680.7	70.4%		$13.3	1.4%		$694.1	71.8%
Catastrophes	38.4	4.0%		(0.2)	0.0%		38.2	4.0%
Total Segment	$719.1	74.4%		$13.2	1.4%		$732.3	75.8%

Variance 2017/2016
Attritional	$31.7	(3.4)	pts	$(4.9)	(0.6)	pts	$26.6	(4.0)	pts
Catastrophes	137.6	12.6	pts	0.3	-	pts	138.0	12.6	pts
Total Segment	$169.3	9.2	pts	$(4.6)	(0.6)	pts	$164.6	8.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 61.3% to $420.2 million for the three months ended September 30, 2017 compared to $260.5 million for the three months ended September 30, 2016 mainly due to an increase of $163.0 million in current year catastrophe losses.  The $163.0 million of current year catastrophe losses for the three months ended September 30, 2017 were due to Hurricane Harvey ($74.0 million), Hurricane Irma ($72.0 million), Hurricane Maria ($14.0 million), and the Mexico City earthquake ($3.0 million).  There were no current year catastrophe losses for the three months ended September 30, 2016.

Incurred losses and LAE increased by 22.5% to $896.9 million for the nine months ended September 30, 2017 compared to $732.3 million for the nine months ended September 30, 2016 mainly due to an increase of $137.6 million in current year catastrophe losses and an increase of $31.7 million in current year attritional losses related primarily to the increase in premiums earned.  The $176.0 million of current year catastrophe losses for the nine months ended September 30, 2017 were due to Hurricane Harvey ($74.0 million), Hurricane Irma ($72.0 million), Hurricane Maria ($14.0 million), the 2017 US Midwest storms ($12.0 million), the Mexico City earthquake ($3.0 million) and Cyclone Debbie in Australia ($1.0 million).  The $38.4 million of current year catastrophe losses for the nine months ended September 30, 2016 were due to the 2016 U.S. storms ($30.0 million) and the Fort McMurray Canada wildfire ($8.4 million).

Segment Expenses.  Commission and brokerage increased by 22.8% to $67.4 million for the three months ended September 30, 2017 compared to $54.9 million for the three months ended September 30, 2016.  Commission and brokerage increased by 24.0% to $181.9 million for the nine months ended September 30, 2017 compared to $146.7 million for the nine months ended September 30, 2016.  The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses decreased slightly to $43.7 million for the three months ended September 30, 2017 compared to $44.5 million for the three months ended September 30, 2016.  Segment other underwriting expenses increased slightly to $132.1 million for the nine months ended September 30, 2017 compared to $129.8 million for the nine months ended September 30, 2016.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,482.0 million at September 30, 2017, an increase of $998.9 million compared to $17,483.1 million at December 31, 2016.  This increase was primarily the result of $1,044.2 million of cash flows from operations, $254.7 million due to fluctuations in foreign currencies, $54.2 million in equity adjustments of our limited partnership investments and $37.1 million in fair value re-measurements, partially offset by $219.2 million of unsettled securities, $153.9 million paid out in dividends to shareholders, $34.7 million of amortization bond premium, $10.7 million of pre-tax unrealized depreciation and $5.2 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2017, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52.9% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2017		At December 31, 2016
Fixed maturities, market value	$14,778.2	80.0%	$14,107.4	80.7%
Equity securities, market value	127.4	0.7%	119.1	0.7%
Equity securities, fair value	1,141.1	6.2%	1,010.1	5.8%
Short-term investments	362.4	2.0%	431.5	2.5%
Other invested assets	1,487.5	8.0%	1,333.1	7.6%
Cash	585.4	3.1%	481.9	2.7%
Total investments and cash	$18,482.0	100.0%	$17,483.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2017	December 31, 2016
Fixed income portfolio duration (years)	3.2	3.3
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.0%	2.9%
Imbedded end of period yield, after-tax	2.5%	2.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Fixed income portfolio total return	2.4%	3.1%
Barclay's Capital - U.S. aggregate index	3.1%	2.7%

Common equity portfolio total return	10.1%	8.4%
S&P 500 index	14.2%	12.0%

Other invested asset portfolio total return	5.9%	4.3%

The pre-tax equivalent total return for the bond portfolio was approximately 3.6% and 5.0%, respectively, for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,366.9 million and $1,018.3 million at September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, $329.9 million, or 24.1%, was receivable from Mt. Logan Re segregated accounts; $156.3 million, or 11.4%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $118.8 million, or 8.7%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $114.6 million, or 8.4%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); $78.9 million, or 5.8%, was receivable from Tokio Millenium Re Ltd. ("Tokio")  and $73.6 million, or 5.4%, was receivable from Munich Reinsurance America, Inc. ("Munich Re").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $12,455.4 million at September 30, 2017 and $10,312.3 million at December 31, 2016.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,416.4	$2,857.0	$4,273.5	34.3%
International	1,006.5	1,352.1	2,358.6	18.9%
Bermuda	938.2	1,478.3	2,416.5	19.4%
Insurance	972.1	2,019.1	2,991.2	24.0%
Total excluding A&E	4,333.3	7,706.5	12,039.7	96.7%
A&E	266.6	149.0	415.6	3.3%
Total including A&E	$4,599.9	$7,855.5	$12,455.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,316.3	$2,033.9	$3,350.3	32.5%
International	893.5	850.3	1,743.8	16.9%
Bermuda	770.0	1,189.0	1,959.1	19.0%
Insurance	1,018.5	1,799.5	2,818.1	27.3%
Total excluding A&E	3,998.4	5,872.8	9,871.2	95.7%
A&E	293.5	147.6	441.1	4.3%
Total including A&E	$4,291.9	$6,020.4	$10,312.3	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2017	2016
Gross reserves	$415.6	$441.1
Reinsurance receivable	(122.6)	(122.0)
Net reserves	$293.0	$319.1

With respect to asbestos only, at September 30, 2017, we had net asbestos loss reserves of $281.0 million, or 95.9%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.6 years at September 30, 2017.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity decreased to $7,969.3 million as of September 30, 2017 from $8,075.4 million as of December 31, 2016.  This decrease was the result of $153.9 million of shareholder dividends and $102.1 million of net loss, partially offset by $125.1 million of net foreign currency translation adjustments, $17.4 million of share-based compensation transactions, $5.4 million of net benefit plan obligation adjustments and $2.0 million of unrealized appreciation on investments, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at September 30, 2017 and December 31, 2016 was $7,969.3 million and $8,075.4 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

During 2016 and through the third quarter of 2017, we repurchased 2.1 million shares for $386.3 million in the open market and paid $349.3 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of September 30, 2017, we had repurchased 28.0 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,044.2 million and $960.7 million for the nine months ended September 30, 2017 and 2016, respectively.  Additionally, these cash flows reflected net tax payments of $58.7 million and $40.1 million for the nine months ended September 30, 2017 and 2016, respectively, and net catastrophe loss payments of $305.3 million and $103.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2017 and December 31, 2016, we held cash and short-term investments of $947.8 million and $913.4 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $368.0 million of available liquidity at September 30, 2017.  In addition to these cash and short-term investments, at September 30, 2017, we had $1,095.3 million of available for sale fixed maturity securities maturing within one year or less, $7,334.5 million maturing within one to five years and $3,158.4 million maturing after five years.  Our $1,268.6 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2017 we had $150.7 million of net pre-tax unrealized appreciation related to fixed maturity and equity securities, comprised of $299.1 million of pre-tax unrealized appreciation and $148.4 million of pre-tax unrealized depreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing.  However, given the recent set of catastrophic events, cash flow from operations will probably decline and could become negative in the near term as significant claim payments are made related to the catastrophes.  However, as indicated above, the Company has ample liquidity to settle its catastrophe claims.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2017, was $5,723.1 million.  As of September 30, 2017, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2017 and December 31, 2016, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At September 30, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $507.9 million outstanding letters of credit under tranche two.  At December 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $478.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2017, was $5,723.1 million.  As of September 30, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

At September 30, 2017 and December 31, 2016, Everest International Credit Facility had £141.0 million and £130.6 million, respectively, outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million and $0.03 million for the three months ended September 30, 2017 and 2016, respectively.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.3 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Interest Rate Risk.  Our $18.5 billion investment portfolio, at September 30, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,633.6 million of mortgage-backed securities in the $14,778.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $362.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2017
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,035.6	$15,596.4	$15,140.6	$14,658.9	$14,174.9
Market/Fair Value Change from Base (%)	5.9%	3.0%	0.0%	-3.2%	-6.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$750.9	$383.0	$-	$(406.2)	$(814.4)

We had $12,455.4 million and $10,312.3 million of gross reserves for losses and LAE as of September 30, 2017 and December 31, 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $9.8 billion, representing approximately 65.0% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,014.9	$1,141.7	$1,268.6	$1,395.4	$1,522.3
After-tax Change in Fair/Market Value	$(173.4)	$(86.7)	$-	$86.7	$173.4

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

ITEM 1A.                     RISK FACTORS

No material changes.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2017	0	$-	0	2,022,000
August 1 - 31, 2017	0	$-	0	2,022,000
September 1 - 30, 2017	1,128	$228.1993	0	2,022,000
Total	1,128	$-	0	2,022,000

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

Dated:  November 9, 2017