Form 10-K
period 2017-12-31
EVEREST RE GROUP LTD
filed 2018-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Shares, $.01 par value per share	Name of Each Exchange on Which Registered New York Stock Exchange

__________________________________________________
Securities registered pursuant to Section 12(g) of the Act:  None
__________________________________________________
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

The aggregate market value on June 30, 2017, the last business day of the registrant's most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $10,454,792 thousand.

At February 1, 2018, the number of shares outstanding of the registrant's common shares was 40,839,768.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2018 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2017.

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

During the fourth quarter of 2017, the Company established a new Irish insurance subsidiary, Everest Insurance Ireland, designated activity company ("Ireland Insurance"), which will write insurance business mainly in the European markets.

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

During the fourth quarter of 2015, the Company established new subsidiaries, Everest Preferred International Holdings, Ltd. ("Preferred International"), a Bermuda based company and Everest International Holdings (Bermuda), Ltd. ("International Holdings"), a Bermuda based company.  These new subsidiaries were part of a capital restructuring within the Company to support a planned increase in international business production, which includes directly supporting Group's Lloyd's of London Syndicate corporate member.

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

The Company's principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2017, of $7.2 billion with approximately 71% representing reinsurance and 29% representing insurance.  Shareholders' equity at December 31, 2017 was $8.4 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company's preferred reinsurance purchasing method.  The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships.  Group's active operating subsidiaries are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company's principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re's UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2017, Bermuda Re had shareholder's equity of $3.1 billion.

•
Everest International Reinsurance, Ltd. ("Everest International"), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2017, all of Everest International's business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  In 2015, Everest International issued additional capital as part of a capital restructuring initiative within the Company to support a planned increase in international business production, which includes supporting Group's new Lloyd's of London Syndicate corporate member.  At December 31, 2017, Everest International had shareholder's equity of $2.8 billion.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•	Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2017, Everest Re had statutory surplus of $3.4 billion.

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

•	Everest Denali, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 46 states and the District of Columbia.

•	Everest Premier, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 46 states and the District of Columbia.

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

Commencing in 2015 the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company launched a new syndicate through Lloyd's of London and formed Ireland Insurance, providing access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio going forward.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2017 calendar year, no single customer (ceding company or insured) generated more than 3% of the Company's gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 63%, 29% and 8% of the Company's 2017 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker's submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company's ten largest brokers accounted for an aggregate of approximately 54% of gross written premiums in 2017.  The largest broker, Marsh and McLennan, accounted for approximately 20% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 16% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs.

The Company's insurance business writes direct business targeting commercial, property and casualty.  It also writes business through brokers, surplus lines brokers and general agents.  In 2017, Arrowhead General Insurance Agency accounted for approximately 4% of the Company's gross written premium.  No other single general agent generated more than 2% of the Company's gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe.

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

Underwriting Operations.
The following five year table presents the distribution of the Company's gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda and Insurance.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2017		2016		2015		2014		2013
U.S. Reinsurance
Property
Pro Rata(1)	$848.4	11.8%	$495.2	8.2%	$591.3	10.0%	$665.7	11.6%	$631.2	12.1%
Excess	1,085.2	15.1%	1,054.2	17.5%	1,065.3	18.1%	887.6	15.4%	648.0	12.4%
Casualty
Pro Rata(1)	460.7	6.4%	378.2	6.3%	319.9	5.4%	382.4	6.6%	342.5	6.6%
Excess	198.7	2.8%	198.2	3.3%	171.3	2.9%	218.8	3.8%	204.4	3.9%
Total (2)	2,593.0	36.1%	2,125.8	35.2%	2,147.9	36.5%	2,154.5	37.4%	1,826.0	35.0%

International
Property
Pro Rata (1)	577.5	8.1%	671.9	11.1%	699.3	11.9%	846.0	14.7%	673.4	12.9%
Excess	377.9	5.3%	337.4	5.6%	411.2	7.0%	488.1	8.5%	431.0	8.3%
Casualty
Pro Rata (1)	236.4	3.3%	111.7	1.9%	113.4	1.9%	152.9	2.7%	134.4	2.6%
Excess	125.0	1.7%	109.7	1.8%	110.4	1.9%	116.5	2.0%	111.5	2.1%
Total (2)	1,316.7	18.4%	1,230.7	20.4%	1,334.2	22.6%	1,603.6	27.8%	1,350.2	25.9%

Bermuda
Property
Pro Rata(1)	294.0	4.1%	261.1	4.3%	265.8	4.5%	252.4	4.4%	244.6	4.7%
Excess	222.0	3.1%	175.5	2.9%	165.3	2.8%	183.8	3.2%	162.6	3.1%
Casualty
Pro Rata(1)	407.7	5.7%	318.6	5.3%	281.0	4.8%	178.5	3.1%	213.9	4.1%
Excess	281.2	3.9%	135.2	2.2%	165.2	2.8%	171.7	3.0%	154.2	3.0%
Total (2)	1,205.0	16.8%	890.4	14.8%	877.3	14.9%	786.4	13.7%	775.4	14.9%

Total Reinsurance
Property
Pro Rata(1)	1,719.9	24.0%	1,428.2	23.7%	1,556.4	26.4%	1,764.1	30.6%	1,549.2	29.7%
Excess	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%	1,241.6	23.8%
Casualty
Pro Rata(1)	1,104.8	15.4%	808.5	13.4%	714.3	12.1%	713.8	12.4%	690.7	13.3%
Excess	604.9	8.4%	443.1	7.3%	446.9	7.6%	507.0	8.8%	470.1	9.0%
Total (2)	5,114.7	71.3%	4,246.9	70.4%	4,359.4	74.0%	4,544.5	78.9%	3,951.6	75.7%

Insurance
Property
Pro Rata(1)	725.1	10.1%	716.4	11.9%	592.2	10.1%	414.0	7.2%	545.6	10.5%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata(1)	1,334.1	18.6%	1,070.6	17.7%	940.1	16.0%	804.4	14.0%	723.2	13.9%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	2,059.2	28.7%	1,787.0	29.6%	1,532.3	26.0%	1,218.4	21.1%	1,268.7	24.2%

Total Company
Property
Pro Rata(1)	2,445.0	34.1%	2,144.6	35.5%	2,148.6	36.5%	2,178.1	37.8%	2,094.8	40.1%
Excess	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%	1,241.6	23.8%
Casualty
Pro Rata(1)	2,438.9	34.0%	1,879.1	31.1%	1,654.3	28.1%	1,518.2	26.3%	1,413.9	27.1%
Excess	604.9	8.4%	443.1	7.3%	446.9	7.6%	507.0	8.8%	470.1	9.0%
Total (2)	$7,173.9	100.0%	$6,033.9	100.0%	$5,891.7	100.0%	$5,762.9	100.0%	$5,220.4	100.0%
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

In 2017, $1,805.1 million of gross written premiums were attributable to U.S. treaty property business, of which 55.2% was written on an excess of loss basis and 44.8% was written on a pro rata basis.  The Company's property underwriters utilize sophisticated underwriting methods to analyze and price property business.  The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $489.1 million of gross written premiums in 2017, of which 81.2% was written on a pro rata basis and 18.8% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers' compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The Company's facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2017, $92.8 million, $36.7 million and $16.9 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit's 2017 gross written premiums totaled $55.5 million, all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2017, marine treaties represented 80.9% and consisted mainly of hull and cargo coverage.  In 2017, the marine unit's premiums were written 71.0% on an excess of loss basis and 29.0% on a pro rata basis.  Of the marine and aviation gross written premiums in 2017, aviation premiums accounted for 19.1% and included reinsurance of airline and general aviation risks.  In 2017, the aviation unit's premiums were written 68.9% on a pro rata basis and 31.1% on an excess of loss basis.

In 2017, gross written premiums of the surety unit totaled $66.9 million, 83.3% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2017, gross written premium of the A&H reinsurance unit totaled $18.0 million, of which 99.7% was written through brokers.

The Company writes assumed business with the segregated cells of Mt Logan Re which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  In 2017, gross written premium totaled $12.0 million, which was all on a property excess of loss basis.

In 2017, 94.5% and 5.5% of the U.S. Reinsurance segment's gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company's International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore and its Lloyd's Syndicate; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re's Miami and New Jersey offices.  The Company also writes from New Jersey "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company's 2017 international gross written premiums, 72.6% represented property business, while 27.4% represented casualty business.  As with its U.S. operations, the Company's International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company's international business, 68.9% was written through brokers, with 31.1% written directly with ceding companies.

Gross written premiums of the Company's Canadian branch totaled $130.1 million in 2017 and consisted of 39.8% of excess property business, 25.6% of excess casualty business, 18.4% of pro rata property business and 16.2% of pro rata casualty business.  Of the Canadian gross written premiums, 82.4% consisted of treaty reinsurance, while 17.6% was facultative reinsurance.

The Company's Singapore branch covers the Asian markets and accounted for $157.3 million of gross written premiums in 2017 and consisted of 56.0% of excess property business, 34.9% of pro rata property business, 6.4% of pro rata casualty business and 2.7% of excess casualty business.

Gross written premium of the Company's Singapore Lloyd's Syndicate totaled $34.3 million and consisted of 98.9% property business and 1.1% casualty business.

International business written out of Everest Re's Miami and New Jersey offices accounted for $995.0 million of gross written premiums in 2017 and consisted of 44.7% of pro rata treaty property business, 21.2% of excess treaty property business, 20.5% of pro rata treaty casualty business, 10.3% of facultative property and casualty business and 3.3% of excess treaty casualty business.  Of this international business, 55.0% was sourced from Latin America, 22.0% was sourced from the Middle East, 16.5% was home-foreign business and 6.5% was sourced from Africa.

Bermuda Segment.  The Company's Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2017, Bermuda Re had gross written premiums of $646.7 million, virtually all of which was treaty reinsurance.

In 2017, the UK branch of Bermuda Re wrote $377.4 million of gross treaty reinsurance premium consisting of 48.5% of pro rata casualty business, 23.2% of excess casualty business, 16.1% of pro rata property business and 12.2% of excess property business.

In 2017, Ireland Re wrote $180.9 million of gross treaty reinsurance premium consisting of 34.3% of pro rata property business, 28.3% of excess property business, 25.8% of pro rata casualty business, and 11.5% of excess casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and through the Company's Lloyd's Syndicate.  In 2017, the Company's Insurance segment wrote $2,059.2 million of gross written premiums, of which 65.0% was casualty and 35.0% was property, principally targeting commercial property and casualty business.  Insurance business written directly through the Company's offices represented $1,335.3 million or 65% of the segment's premium and $724.0 million or 35% was written through program administrators.

The Everest Specialty Commercial unit wrote $837.4 million in premium comprised of primary and excess casualty, and sports, leisure and entertainment business of $390.6 million, direct monoline workers compensation writings of $180.6 million and property business of $266.2 million.  The Everest Specialty Underwriters unit wrote $232.6 million in premium consisting primarily of management and professional liability coverages for financial institutions and other commercial enterprises.  Everest Underwriting Partners unit wrote $529.5 million in premium comprised of $222.4 million in workers compensation program business, $108.3 million of non-standard auto business and $198.8 million of other property and casualty business.  A&H primary insurance wrote $252.4 million in premium, $116.1 million was written through the Lloyd's Syndicate and our Canadian offices wrote $91.3 million.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its December 31, 2017 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company's catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.  The table below reflects the Company's PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2018, adjusted to reflect Industry Loss Warranty (ILW) purchases at the same level the Company had available during 2017.  A recent model change did affect the level of the PML's at the higher return periods.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$731	$1,100	$1,313	$1,745	$2,341	$3,053
California, Earthquake	206	575	980	1,445	2,234	3,191
Texas, Wind	183	650	1,117	1,558	1,868	2,188

The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$499	$781	$943	$1,295	$1,742	$2,308
California, Earthquake	163	453	765	1,121	1,752	2,520
Texas, Wind	138	498	843	1,180	1,403	1,647

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

At December 31, 2017, the Company had $1,348.2 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $356.6 million, or 26.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $153.8 million, or 11.4%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $113.9 million, or 8.4%,  was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $98.1 million, or 7.3%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr") and $82.2 million, or 6.1% was receivable from Munich Reinsurance America, Inc. ("Munich Re").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.  Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition".

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

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015

Gross reserves at beginning of period	$10,312.3	$9,951.8	$9,720.8
Incurred related to:
Current year	4,816.0	3,434.9	3,129.7
Prior years	(293.4)	(295.3)	(65.0)
Total incurred losses	4,522.6	3,139.6	3,064.7
Paid related to:
Current year	1,280.6	745.6	690.0
Prior years	2,062.6	2,043.0	2,180.1
Total paid losses	3,343.2	2,788.6	2,870.1
Foreign exchange/translation adjustment	170.9	(99.9)	(190.0)
Change in reinsurance receivables on unpaid losses and LAE	221.8	109.4	226.4
Gross reserves at end of period	$11,884.3	$10,312.3	$9,951.8

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $4,816.0 million and $3,434.9 million for the years ended December 31, 2017 and 2016, respectively.  The increase in current year incurred losses was primarily due to $1,502.5 million of catastrophe losses incurred in 2017, mainly related to Hurricane Irma, Hurricane Maria, Hurricane Harvey and the Mexico City earthquake in the third quarter and the California wildfires in the fourth quarter.  The $221.8 million increase in reinsurance recoverables from December 31, 2016 is primarily due to recoverables from these catastrophe losses.

Incurred prior years' reserves decreased by $293.4 million, $295.3 million and $65.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $238.4 million, related primarily to property and short-tail business in the U.S. and Bermuda as well as favorable development on prior year catastrophe losses, partially offset by $37.1 million of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $55.0 million mainly on its workers compensation business, which is largely written in California.

The decrease for 2016 was attributable to favorable development in the reinsurance segments of $468.7 million related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53.9 million of adverse development on asbestos and environmental ("A&E") reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60.0 million.  At December 31, 2016, this loss was projected to be $16.7 million resulting in $43.3 million of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173.4 million of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2017, the Company's gross reserves for A&E claims represented 3.8% of its total reserves.  The Company's A&E liabilities stem from Mt. McKinley's direct insurance business and Everest Re's assumed reinsurance business.  Liabilities related to Mt. McKinley's direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures" and Item 8, "Financial Statements and Supplementary Data" - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company's total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Gross reserves	$449.0	$441.1	$433.1
Reinsurance receivable	(130.9)	(122.0)	(113.5)
Net reserves	$318.1	$319.1	$319.6

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

In 2017, during its normal exposure analysis, the Company increased its net A&E reserves by $37.1 million, all of which related to its assumed reinsurance business.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2017	2016	2015
Balance at beginning of year	$55.1	$58.9	$59.8
Liabilities assumed	0.1	0.2	0.3
Adjustments to reserves	(0.4)	0.3	2.3
Benefits paid in the current year	(3.7)	(4.3)	(3.5)
Balance at end of year	$51.0	$55.1	$58.9

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

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2017, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 49% of shareholders' equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company's fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company's average duration of potential liabilities, which, at December 31, 2017, is estimated at approximately 3.7 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2017 and 2016 was 3.1 years and 3.3 years, respectively.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company's consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company's net investment income was $542.9 million, 473.1 million and $473.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The increase from 2016 to 2017 was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.  The slight decrease from 2015 to 2016 was primarily due to a decline in income from fixed maturities, reflective of lower reinvestment rates, partially offset by an increase in income from limited partnerships.

The Company had net realized capital gains for 2017 of $153.2 million.  In 2017, the Company recorded $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $7.1 million of other-than-temporary impairments.  In 2016, net realized capital losses were $7.2 million due to $31.6 million of other-than-temporary impairments on fixed maturity securities, $28.0 million of realized capital loss from the sale of its Heartland subsidiary and $6.7 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $59.1 million of gains due to fair value re-measurements.  In 2015, net realized capital losses were $184.1 million due to $102.2 million of other-than-temporary impairments on fixed maturity securities, $45.6 million of losses due to fair value re-measurements and $36.3 million of net realized capital losses from sales of fixed maturity and equity securities.

The Company's cash and invested assets totaled $18.6 billion at December 31, 2017, which consisted of 85.4% fixed maturities and cash, of which 91.9% were investment grade; 8.8% other invested assets and 5.8% equity securities.  The average maturity of fixed maturity securities was 4.0 years at December 31, 2017, and their overall duration was 3.1 years.

As of December 31, 2017, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, "Financial Statements and Supplementary Data" - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company's investment portfolio includes structured commercial mortgage-backed securities ("CMBS") with a book value of $235.8 million and a market value of $234.0 million.  CMBS securities comprising more than 95% of the December 31, 2017 market value are rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's").  Furthermore, securities comprising more than 95% of the market value are rated investment grade by Standard & Poor's.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments(1)	Income (2)	Yield	Gains (3)	(Losses)
2017	$17,840.2	$542.9	3.04%	$153.2	$(94.8)
2016	16,967.2	473.1	2.79%	(7.2)	96.6
2015	16,692.8	473.5	2.84%	(184.1)	(194.0)
2014	16,487.5	530.5	3.22%	84.0	20.3
2013	16,405.7	548.5	3.34%	300.2	(467.2)

(1)
Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash.  Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.  Common stock, which are actively managed, are carried at fair value.

(2)	After investment expenses, excluding realized net capital gains (losses).
(3)	Included in 2017, 2016, 2015, 2014 and 2013 are fair value re-measurements of $139.0 million, $59.1 million, ($45.6) million, $121.7 million and $258.9 million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,541.0	$9.8	$(14.1)	$1,536.7	$-
Obligations of U.S. states and political subdivisions	563.8	22.1	(0.4)	585.5	-
Corporate securities	5,658.4	81.8	(41.2)	5,699.0	2.5
Asset-backed securities	532.5	0.9	(2.0)	531.4	-
Mortgage-backed securities
Commercial	235.8	0.6	(2.4)	234.0	-
Agency residential	2,236.3	10.4	(35.8)	2,210.9	-
Non-agency residential	0.5	-	(0.1)	0.4	-
Foreign government securities	1,305.1	43.8	(34.8)	1,314.1	0.2
Foreign corporate securities	2,616.2	77.0	(48.4)	2,644.8	0.9
Total fixed maturity securities	$14,689.6	$246.4	$(179.2)	$14,756.8	$3.6
Equity securities	$130.3	$2.6	$(3.4)	$129.5	$-

(Some amounts may not reconcile due to rounding.)

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115.2	$20.4	$(5.3)	$1,130.3	$-
Obligations of U.S. states and political subdivisions	724.0	18.0	(12.0)	730.0	-
Corporate securities	5,059.4	131.7	(35.8)	5,155.3	7.9
Asset-backed securities	488.8	1.1	(1.3)	488.6	-
Mortgage-backed securities
Commercial	308.8	2.0	(3.9)	306.9	-
Agency residential	2,415.9	17.5	(27.9)	2,405.5	-
Non-agency residential	0.6	-	-	0.6	-
Foreign government securities	1,254.2	61.2	(57.2)	1,258.2	0.1
Foreign corporate securities	2,565.7	130.7	(64.4)	2,632.0	1.2
Total fixed maturity securities	$13,932.6	$382.6	$(207.8)	$14,107.4	$9.2
Equity securities	$129.6	$2.3	$(12.8)	$119.1	$-

(Some amounts may not reconcile due to rounding.)

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company's fixed maturities for the periods indicated:

	At December 31,
	2017		2016
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$5,909.1	40.0%	$5,713.7	40.6%
AA	2,544.9	17.2%	2,598.5	18.4%
A	3,374.0	22.9%	2,867.8	20.3%
BBB	1,637.0	11.1%	1,528.3	10.8%
BB	640.0	4.3%	806.4	5.7%
B	333.3	2.3%	401.2	2.9%
Rated below B	29.9	0.2%	48.0	0.3%
Other	288.6	2.0%	143.5	1.0%
Total	$14,756.8	100.0%	$14,107.4	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2017		2016
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,050.1	7.1%	$967.0	6.9%
Due after one year through five years	7,554.3	51.2%	6,870.1	48.7%
Due after five years through ten years	2,231.5	15.1%	2,052.7	14.6%
Due after ten years	944.2	6.4%	1,016.0	7.2%
Asset-backed securities	531.4	3.6%	488.6	3.5%
Mortgage-backed securities	2,445.3	16.6%	2,713.0	19.2%
Total fixed maturity securities	$14,756.8	100.0%	$14,107.4	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 30, 2018.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Bermuda Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong )	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest Canada	A+ (Superior)	Not Rated	Not Rated
Everest Denali	A+ (Superior)	Not Rated	Not Rated
Everest Premier	A+ (Superior)	Not Rated	Not Rated
Ireland Insurance	Not Rated	A+ (Strong)	Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best's comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on February 10, 2017.  Standard & Poor's states that the "A+"/"A" ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor's affirmed these ratings on July 13, 2017.  Moody's states that an "A1" rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody's affirmed these ratings on September 19, 2017.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

Commencing in 2015, the Company initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, the Company launched a new syndicate through Lloyd's of London and formed Ireland Insurance, providing the Company access to additional international business and new product opportunities to further diversify and broaden our insurance portfolio.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Employees.
As of February 1, 2018, the Company employed 1,276 persons.  Management believes that employee relations are good.  None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re's, Everest International's or Everest Assurance's dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2017, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,391.9 million at December 31, 2017, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2018 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $339.2 million.

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

Licenses.  Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam.  Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Everest Denali is licensed in 46 states and the District of Columbia.  Everest Premier is licensed in 46 states and the District of Columbia.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda.  By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying "Controlled Foreign Corporation," Everest Assurance may operate in both the U.S. and Bermuda.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Ireland Insurance is licensed to write insurance for the European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

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

Based on their financial positions at December 31, 2017, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

Commencing in 2017, the regulatory targeted capital required by the State of Delaware, Department of Insurance was expanded to include a provision for catastrophe exposure.  Various proposals to change the RBC formula arise from time to time.  The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

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

United States.  On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law.  Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S., including provisions in the TCJA which may require current taxation of the U.S. subsidiaries pro-rata share of earnings from its ownership in foreign operations. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. income tax, subject to relief from double taxation through foreign tax credits.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S.  On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes.  If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

Ireland.  Holdings Ireland, Everest Dublin Holdings, Ireland Re and Ireland Insurance conduct business in Ireland and are subject to taxation in Ireland.

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

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2017	$1,472.6
2016	301.2
2015	53.8
2014	56.3
2013	194.0

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2017	$293.4	increase
2016	295.3	increase
2015	65.1	increase
2014	39.7	increase
2013	18.2	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities.  At year-end 2017, 3.8% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers' liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an "A+" ("Superior") rating from A.M. Best. Everest Re, Bermuda Re, Ireland Re, Everest National, Everest Indemnity and Ireland Insurance hold an "A+" ("Strong") rating from Standard & Poor's and Everest Assurance holds an "A" ("Strong") rating from this same agency.  Everest Re and Bermuda Re hold an "A1" ("upper-medium grade") rating from Moody's.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

	2017	2016	2015	2014	2013
Percentage of ceded written premiums to gross written premiums	13.0%	12.6%	12.0%	10.9%	4.5%

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

According to Standard & Poor's, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $201 billion in 2016 according to data compiled by Standard & Poor's.  The leaders in this market are Swiss Re, Munich Re, Hannover Rueck SE, Berkshire Hathaway Re, SCOR SE, RGA and syndicates at Lloyd's of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 68) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 64), Executive Vice President and Chief Financial Officer, Craig Howie (age 54), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 52), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 51) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 45).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2019, subject to Mr. Taranto's annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette, Mr. Mukherjee and Mr. Zaffino which have been filed with the SEC and provide for terms of employment ending on December 31, 2019 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette, January 1, 2020 for Mr. Mukherjee and September 6, 2020 for Mr. Zaffino.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between February 2019 and August 2020.  This includes Sanjoy Mukherjee, the chief executive officer of our Bermuda reinsurance operation.

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

	At
(Dollars in millions)	December 31, 2017	% of Total
Mortgage-backed securities:
Commercial	$234.0	1.2%
Agency residential	2,210.9	11.9%
Non-agency residential	0.4	0.0%
Other asset-backed	531.4	2.9%
Total asset-backed	2,976.7	16.0%
Other fixed income	11,780.1	63.2%
Total fixed income, at market value	14,756.8	79.2%
Equity securities, at market value	129.5	0.7%
Equity securities, at fair value	963.6	5.2%
Other invested assets	1,631.9	8.8%
Cash and short-term investments	1,144.7	6.1%
Total investments and cash	$18,626.5	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2017, we wrote approximately 22.1% of our coverages in non-U.S. currencies; as of December 31, 2017, we maintained approximately 13.6% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2017, 2016 and 2015, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $43.2 million to a gain of $47.1 million.

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

As a result of the previous dislocation of the financial markets, Congress and the previous Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the United States Department of Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, several European regulatory bodies are in process of updating existing or developing new capital adequacy directives for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the incoming Presidential administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

As of December 31, 2017, Everest International owned 9,719,971 or 19.2% of the outstanding common shares of Group.  Under Group's bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group's common shares.

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

The TCJA addresses what  some members of Congress had expressed concern about for several years, which was U.S. corporations  moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate tax rate of 21%.  Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda.  Such affiliated reinsurance transactions are now subject to a Base Erosion and Anti-abuse Tax ("BEAT") of 5% in 2018, 10% from 2019 to 2025 and 12.5% thereafter.  In addition, it is anticipated that new regulations will be issued with respect to the BEAT which may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

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

If Bermuda Re became subject to U.S. income tax on its income, or if we became subject to U.S. income tax, our income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations.  The combined effect of the 21% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 43.6%.  The imposition of these taxes would reduce our net income.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Everest Re's corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re's corporate offices are located in approximately 5,800 total square feet of leased office space in Hamilton, Bermuda.  The Company's other 26 locations occupy a total of approximately 208,850 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.                                    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, "RE".  The quarterly high and low closing market prices of Group's common shares for the periods indicated were:

	2017		2016
	High	Low	High	Low
First Quarter	$239.15	$216.04	$197.43	$169.35
Second Quarter	258.12	230.63	199.27	169.21
Third Quarter	271.12	211.94	195.15	177.74
Fourth Quarter	240.51	210.36	218.38	184.24

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2018 was 372.  That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $1.15 per share for the first three quarters of 2016.  The Company declared and paid its quarterly cash dividend of $1.25 per share for the fourth quarter of 2016 and for the first three quarters of 2017.  The Company declared and paid its quarterly cash dividend of $1.30 per share for the fourth quarter of 2017.  On February 21, 2018, the Company's Board of Directors declared a dividend of $1.30 per share, payable on or before March 21, 2018 to shareholders of record on March 7, 2018.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2017	394	$219.8275	0	2,022,000
February 1 - 28, 2017	47,002	$234.5245	0	2,022,000
March 1 - 31, 2017	0	$-	0	2,022,000
April 1 - 30, 2017	0	$-	0	2,022,000
May 1 - 31, 2017	1,608	$244.0422	0	2,022,000
June 1 - 30, 2017	0	$-	0	2,022,000
July 1 - 31, 2017	0	$-	0	2,022,000
August 1 - 31, 2017	0	$-	0	2,022,000
September 1 - 30, 2017	1,128	$228.1993	0	2,022,000
October 1 - 31, 2017	0	$-	0	2,022,000
November 1 - 30, 2017	577	$223.8198	0	2,022,000
December 1 - 31, 2017	236,493	$211.4226	236,493	1,785,507
Total	287,202	$-	236,493	1,785,507

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2012 through December 31, 2017, with the cumulative total return of the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property and Casualty) Index.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
248.26
223.15
208.14
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/12	12/13	12/14	12/15	12/16	12/17
Everest Re Group, Ltd.	100.00	144.03	160.50	176.46	213.68	223.15
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Property & Casualty Insurance	100.00	138.29	160.06	175.32	202.85	248.26

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved

ITEM 6.                                    SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Operating data:
Gross written premiums	$7,173.9	$6,033.9	$5,891.7	$5,762.9	$5,220.4
Net written premiums	6,244.7	5,270.9	5,182.3	5,132.4	4,986.4
Premiums earned	5,937.8	5,320.5	5,292.8	5,043.7	4,736.3
Net investment income	542.9	473.1	473.5	530.5	548.5
Net realized capital gains (losses)	153.2	(7.2)	(184.1)	84.0	300.2
Incurred losses and loss adjustment
expenses (including catastrophes)	4,522.6	3,139.6	3,064.7	2,875.9	2,795.9
Net catastrophe losses (1)	1,339.1	286.0	50.7	50.1	176.6
Commission, brokerage, taxes and fees	1,304.0	1,188.7	1,183.6	1,121.1	975.6
Other underwriting expenses	318.8	302.7	257.1	233.1	234.1
Corporate expenses	25.9	27.2	23.3	23.4	25.8
Interest, fees and bond issue cost
amortization expense	31.6	36.2	36.2	38.5	46.1
Income (loss) before taxes	405.2	1,099.8	1,111.9	1,386.8	1,549.1
Income tax expense (benefit)	(63.8)	103.5	134.0	187.7	289.7
Net income (loss) (2)	469.0	996.3	977.9	1,199.2	1,259.4

EARNINGS PER COMMON SHARE:
Basic (3)	$11.43	$23.85	$22.29	$26.16	$25.67

Diluted (4)	$11.36	$23.68	$22.10	$25.91	$25.44

Dividends declared	$5.05	$4.70	$4.00	$3.20	$2.19

Certain GAAP financial ratios: (5)
Loss ratio	76.2%	59.0%	57.9%	57.0%	59.0%
Other underwriting expense ratio	27.3%	28.0%	27.2%	26.8%	25.6%
Combined ratio (2)	103.5%	87.0%	85.1%	83.8%	84.6%

Balance sheet data (at end of period):
Total investments and cash	$18,626.5	$17,483.1	$16,676.4	$16,880.8	$16,462.8
Total assets	23,591.8	21,321.5	20,545.4	20,339.9	19,712.3
Loss and LAE reserves	11,884.3	10,312.3	9,951.8	9,720.8	9,673.2
Total debt	633.4	633.2	633.0	632.7	486.0
Total liabilities	15,222.6	13,246.1	12,936.8	12,888.8	12,744.1
Shareholders' equity	8,369.2	8,075.4	7,608.6	7,451.1	6,968.3
Book value per share (6)	204.95	197.45	178.21	166.75	146.57
_____________________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 40.6 million, 41.3 million, 43.4 million, 45.4 million and 48.6 million for 2017, 2016, 2015, 2014 and 2013, respectively.
(4)	Based on weighted average diluted common shares outstanding of 40.8 million, 41.6 million, 43.8 million, 45.8 million and 49.1 million for 2017, 2016, 2015, 2014 and 2013, respectively.
(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 40.8 million, 40.9 million, 42.7 million, 44.7 million and 47.5 million common shares outstanding for December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these events could exceed $100 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

Commencing in 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, we launched a new syndicate through Lloyd's of London and formed Ireland Insurance, providing us access to additional international business and new product opportunities to further diversify and broaden our insurance portfolio.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2017	2016	2015	2017/2016	2016/2015
Gross written premiums	$7,173.9	$6,033.9	$5,891.7	18.9%	2.4%
Net written premiums	6,244.7	5,270.9	5,182.3	18.5%	1.7%

REVENUES:
Premiums earned	$5,937.8	$5,320.5	$5,292.8	11.6%	0.5%
Net investment income	542.9	473.1	473.5	14.8%	-0.1%
Net realized capital gains (losses)	153.2	(7.2)	(184.1)	NM	-96.1%
Net derivative gain (loss)	9.6	18.6	6.3	-48.6%	195.2%
Other income (expense)	(35.4)	(10.6)	88.3	233.2%	-112.0%
Total revenues	6,608.1	5,794.3	5,676.8	14.0%	2.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,522.6	3,139.6	3,064.7	44.0%	2.4%
Commission, brokerage, taxes and fees	1,304.0	1,188.7	1,183.6	9.7%	0.4%
Other underwriting expenses	318.8	302.7	257.1	5.3%	17.8%
Corporate expenses	25.9	27.2	23.3	-4.8%	17.1%
Interest, fees and bond issue cost amortization expense	31.6	36.2	36.2	-12.8%	0.1%
Total claims and expenses	6,202.9	4,694.5	4,564.9	32.1%	2.8%

INCOME (LOSS) BEFORE TAXES	405.2	1,099.8	1,111.9	-63.2%	-1.1%
Income tax expense (benefit)	(63.8)	103.5	134.0	-161.6%	-22.8%
NET INCOME (LOSS)	$469.0	$996.3	$977.9	-52.9%	1.9%

RATIOS:				Point Change
Loss ratio	76.2%	59.0%	57.9%	17.2	1.1
Commission and brokerage ratio	22.0%	22.3%	22.4%	(0.3)	(0.1)
Other underwriting expense ratio	5.3%	5.7%	4.8%	(0.4)	0.9
Combined ratio	103.5%	87.0%	85.1%	16.5	1.9

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2017	2016	2015	2017/2016	2016/2015
Balance sheet data:
Total investments and cash	$18,626.5	$17,483.1	$16,676.4	6.5%	4.8%
Total assets	23,591.8	21,321.5	20,545.4	10.6%	3.8%
Loss and loss adjustment expense reserves	11,884.3	10,312.3	9,951.8	15.2%	3.6%
Total debt	633.4	633.2	633.0	0.0%	0.0%
Total liabilities	15,222.6	13,246.1	12,936.8	14.9%	2.4%
Shareholders' equity	8,369.2	8,075.4	7,608.6	3.6%	6.1%
Book value per share	204.95	197.45	178.21	3.8%	10.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 18.9% to $7,173.9 million in 2017, compared to $6,033.9 million in 2016, reflecting a $867.8 million, or 20.4%, increase in our reinsurance business and a $272.2 million, or 15.2%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to new crop reinsurance transactions, increases in treaty property and financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, retail casualty, accident and health and business written through the Lloyd's Syndicate, partially offset by the impact of the sale of Heartland.  Net written premiums increased by 18.5% to $6,244.7 million in 2017, compared to $5,270.9 million in 2016.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 11.6% to $5,937.8 million in 2017, compared to $5,320.5 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income increased by 14.8% to $542.9 million in 2017 compared with investment income of $473.1 million in 2016.  Net pre-tax investment income, as a percentage of average invested assets, was 3.1% in 2017 compared to 2.8% in 2016.  The increases in income and yield were primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net investment income decreased by 0.1% to $473.1 million in 2016 compared with investment income of $473.5 million in 2015.  Net pre-tax investment income, as a percentage of average invested assets, was 2.8% in 2016, compared to 2.9% in 2015.  The slight decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios and lower dividends from equity securities, partially offset by higher income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital gains were $153.2 million in 2017 and net realized capital losses were $7.2 million and $184.1 million in 2016 and 2015, respectively.  The net realized capital gains of $153.2 million in 2017 were comprised of $139.0 million of net gains from fair value re-measurements on our equity portfolio and $21.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $7.1 million of other-than-temporary impairments.  The net realized capital losses of $7.2 million in 2016 were comprised of $31.6 million of other-than-temporary impairments, realized capital loss of $28.0 million from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $59.1 million of net gains from fair value re-measurements.  The net realized capital losses of $184.1 million in 2015 were comprised of $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $9.6 million, 18.6 million and $6.3 million in 2017, 2016 and

2015, respectively.  The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $35.4 million and $10.6 million in 2017 and 2016, respectively, and we recorded other income of $88.3 million in 2015.  The changes were primarily the result of fluctuations in foreign currency exchange rates and other income related to Mt. Logan Re for the corresponding periods.  We incurred foreign currency exchange expense of $25.5 million, $21.2 million in 2017 and 2016, respectively and foreign currency exchange income of $61.5 million in 2015.  The increase in expenses in 2017 mainly related to the impact on loss reserves from the strengthening of various currencies against the U.S. dollar.  The foreign exchange losses in 2016 were primarily generated from our United Kingdom operations as a result of the decline in the Great British Pound (Sterling) in relation to other major currencies resulting from the United Kingdom vote to leave the European Union.   Although we have foreign currency investments to mitigate the impact of foreign exchange movements, the offsetting foreign exchange impacts on the investments is reflected through Other Comprehensive Income.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$3,313.5	55.8%		$(263.4)	-4.4%		$3,050.0	51.4%
Catastrophes	1,502.5	25.3%		(30.0)	-0.5%		1,472.6	24.8%
Total segment	$4,816.0	81.1%		$(293.4)	-4.9%		$4,522.6	76.2%

2016
Attritional	$3,047.1	57.2%		$(208.7)	-3.9%		$2,838.4	53.3%
Catastrophes	387.9	7.3%		(86.6)	-1.6%		301.2	5.7%
Total segment	$3,435.0	64.5%		$(295.3)	-5.5%		$3,139.6	59.0%

2015
Attritional	$3,042.5	57.5%		$(31.6)	-0.6%		$3,010.9	56.9%
Catastrophes	87.2	1.6%		(33.4)	-0.6%		53.8	1.0%
Total segment	$3,129.7	59.1%		$(65.0)	-1.2%		$3,064.7	57.9%

Variance 2017/2016
Attritional	$266.4	(1.4)	pts	$(54.7)	(0.5)	pts	$211.6	(1.9)	pts
Catastrophes	1,114.6	18.0	pts	56.6	1.1	pts	1,171.4	19.1	pts
Total segment	$1,381.0	16.6	pts	$1.9	0.6	pts	$1,383.0	17.2	pts

Variance 2016/2015
Attritional	$4.6	(0.3)	pts	$(177.1)	(3.3)	pts	$(172.5)	(3.6)	pts
Catastrophes	300.7	5.7	pts	(53.2)	(1.0)	pts	247.4	4.7	pts
Total segment	$305.3	5.4	pts	$(230.3)	(4.3)	pts	$74.9	1.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 44.0% to $4,522.6 million in 2017, compared to $3,139.6 million in 2016, primarily due to an increase of $1,114.6 million in current year catastrophe losses, an increase in current year attritional losses of $266.4 million, mainly due to the impact of the increase in premiums earned and $56.6 million of less favorable development on prior years catastrophe losses in 2017 compared to 2016.  These increases were partially offset by an additional $54.7 million of favorable development on prior years attritional losses in 2017 compared to 2016.  The $263.4 million of favorable development on prior years attritional losses in 2017 was mainly comprised of $207.1 million of favorable development on reinsurance business, primarily related to property and short tail business in the United States and Bermuda, and $56.4 million of favorable development on insurance business, mainly related to workers compensation business.  The $1,502.5 million of current year catastrophe losses in 2017 related to Hurricane Irma ($558.1 million), Hurricane Maria ($361.7 million), Hurricane Harvey ($316.7 million), the Northern California wildfires ($149.9 million), the Mexico City earthquake ($31.0 million), the South Africa Knysna fires ($23.7 million), Cyclone Debbie in Australia ($22.1 million), the Peru storms ($14.9 million), the 2017 US Midwest storms ($12.9 million) and the Southern California wildfires ($11.6 million).  The $387.9 million of current year catastrophe losses in 2016 related to Hurricane Matthew ($135.0 million), the Fort McMurray Canada wildfire ($115.8 million), 2016 U.S. storms ($51.6 million), the Ecuador earthquake

($23.2 million), the 2016 New Zealand earthquake ($18.9 million), the 2016 Taiwan earthquake ($15.1 million), the Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).

Incurred losses and LAE increased by 2.4% to $3,139.6 million in 2016, compared to $3,064.7 million in 2015, primarily due to an increase of $300.7 million in current year catastrophe losses, partially offset by higher favorable prior years attritional development of $177.1 million and prior years catastrophe development of $53.2 million in 2016 compared to 2015.  The $208.7 million of favorable prior years attritional loss development in 2016 was comprised of $382.4 million of favorable development on reinsurance business mainly related in the reinsurance segments, partially offset by $173.6 million in the insurance segment.  The favorable development in the reinsurance segments is primarily due to property and short-tail business in the U.S., as well as, property business in Canada, Latin America, the Middle East and Africa, partially offset by $53.9 million of adverse development on A&E.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60.0 million.  At December 31, 2016, this loss was projected to be $16.7 million resulting in $43.3 million of favorable development.  The adverse development in the insurance segment is primarily attributable to run-off construction liability and umbrella program business.  The $86.6 million of prior years' catastrophe development mainly related to the 2015 Chile earthquake, the 2011 Japan earthquake and the 2015 U.S. storms.  The $387.9 million of current year catastrophe losses in 2016 are outlined above.  The $87.2 million of current year catastrophe losses in 2015 related to the 2015 Chilean earthquake ($34.8 million), the Northern Chile storms ($19.5 million), the New South Wales storms ($16.7 million) and the 2015 U.S. storms ($16.2 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 9.7% to $1,304.0 million for the year ended December 31, 2017 compared to $1,188.7 million for the year ended December 31, 2016.  The change was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Commission, brokerage, taxes and fees increased by 0.4% to $1,188.7 million for the year ended December 31, 2016 compared to $1,183.6 million for the year ended December 31, 2015.  The change was primarily due to the impact of the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $318.8 million, $302.7 million and $257.1 million in 2017, 2016 and 2015, respectively.  The increase in other underwriting expenses for 2017 compared to 2016 was mainly due to the impact of the increase in premiums earned and costs incurred to support the continued expansion of the insurance business.  The increase in other underwriting expenses for 2016 compared to 2015 was mainly due to costs incurred related to the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $25.9 million, $27.2 million and $23.3 million for the years ended December 31, 2017, 2016 and 2015.  The changes between years were mainly due to fluctuations in variable compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $31.6 million, $36.2 million and $36.2 million in 2017, 2016 and 2015, respectively.  The decreases in expense for 2017 was primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 3.8% as of December 31, 2017.

Income Tax Expense (Benefit).  We had an income tax benefit of $63.8 million in 2017, which includes $8.2 million of tax expense related to the enactment of the TCJA, and income tax expenses of $103.5 million and $134.0 million for December 31, 2016 and 2015, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits.  Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for 2017 compared to 2016 was primarily due to the significant catastrophe losses incurred in 2017.

The TCJA, which was enacted on December 22, 2017, caused the Company to record income tax expense of $8.2 million in 2017.  This income tax expense reflects the lower 21% tax benefit to be realized by the Company under the TCJA upon the reversal of the temporary differences in its deferred tax inventory account versus the 35% tax benefit that had been expected before the TCJA.  In 2018, the Company expects to record adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts are finalized.  The adjustments are not expected to be significant to the Company's results.

Net Income (Loss).
Our net income was $469.0 million, $996.3 million and $977.9 million in 2017, 2016 and 2015, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 16.5 points to 103.5% in 2017, compared to 87.0% in 2016.  The loss ratio component increased 17.2 points in 2017 over the same period last year.  The change was mainly due to the increases in current year catastrophe losses.  The commission and brokerage ratio components decreased to 22.0% in 2017 from 22.3% in 2016, reflecting changes in the mix of business and the impact from reinstatement premiums.  The other underwriting expense ratios decreased to 5.3% in 2017 from 5.7% in 2016, mainly due to a reduction in variable compensation combined with the growth in premiums earned.

Our combined ratio increased by 1.9 points to 87.0% in 2016, compared to 85.1% in 2015.  The loss ratio component increased 1.1 points in 2016 over the same periods last year.  The change was mainly due to the increase in current year catastrophes in 2016 compared to 2015, partially offset by more favorable development on prior years attritional losses year over year.  The commission and brokerage ratio components were comparable at 22.3% in 2016 and 22.4% in 2015.  The other underwriting expense ratio components increased by 0.9 points in 2016 over the same periods last year due primarily to the increased focus on the expansion of the insurance business.

Shareholders' Equity.
Shareholders' equity increased by $293.8 million to $8,369.2 million at December 31, 2017 from $8,075.4 million at December 31, 2016, principally as a result of $469.0 million of net income, $121.9 million of net foreign currency translation adjustments, $25.0 million of share-based compensation transactions and $6.5 million of net benefit plan obligation adjustments, partially offset by $207.2 million of shareholder dividends, $71.3 million of unrealized depreciation on investments, net of tax and repurchases of 0.2 million common shares for $50.0 million.

Shareholders' equity increased by $466.8 million to $8,075.4 million at December 31, 2016 from $7,608.6 million at December 31, 2015, principally as a result of $996.3 million of net income, $72.7 million of unrealized appreciation on investments, net of tax and $37.1 million of share-based compensation transactions, partially offset by repurchases of 2.1 million common shares for $386.3 million, $195.4 million of shareholder dividends, $55.3 million of net foreign currency translation adjustments and $2.4 million of net benefit plan obligation adjustments

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 14.8% to $542.9 million in 2017, compared with investment income of $473.1 million in 2016.  The increase was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net investment income decreased by 0.1% to $473.1 million in 2016 compared to $473.5 million in 2015, primarily due to a decline in income from our fixed maturities, reflective of lower reinvestment rates and a decline in dividend income from equity securities, partially offset by an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Fixed maturities	$427.4	$410.3	$433.1
Equity securities	34.5	40.7	45.6
Short-term investments and cash	4.2	1.8	1.2
Other invested assets
Limited partnerships	83.6	38.6	14.4
Other	10.1	2.9	1.8
Gross investment income before adjustments	559.8	494.3	496.2
Funds held interest income (expense)	11.9	7.9	10.8
Future policy benefit reserve income (expense)	(1.3)	(1.6)	(1.9)
Gross investment income	570.4	500.5	505.0
Investment expenses	(27.5)	(27.4)	(31.6)
Net investment income	$542.9	$473.1	$473.5
	.
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2017	2016	2015
Imbedded pre-tax yield of cash and invested assets at December 31	3.0%	2.9%	3.0%
Imbedded after-tax yield of cash and invested assets at December 31	2.8%	2.4%	2.6%

Annualized pre-tax yield on average cash and invested assets	3.1%	2.8%	2.9%
Annualized after-tax yield on average cash and invested assets	2.5%	2.3%	2.4%

	2017	2016	2015
Fixed income portfolio total return	2.5%	3.1%	1.1%
Barclay's Capital - U.S. aggregate index	3.5%	2.7%	0.6%

Common equity portfolio total return	14.6%	8.4%	-0.9%
S&P 500 index	21.8%	12.0%	1.4%

Other invested asset portfolio total return	8.4%	4.3%	4.1%

The pre-tax equivalent total return for the bond portfolio was approximately 4.3%, 5.0% and 1.4%, respectively, in 2017, 2016 and 2015.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2017/2016	2016/2015
(Dollars in millions)	2017	2016	2015	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$58.6	$52.8	$47.9	$5.8	$4.9
Losses	(40.9)	(45.9)	(70.2)	5.0	24.3
Total	17.7	6.9	(22.3)	10.8	29.2

Fixed maturity securities, fair value:
Gains	-	0.3	-	(0.3)	0.3
Losses	-	(1.9)	-	1.9	(1.9)
Total	-	(1.6)	-	1.6	(1.6)

Equity securities, market value:
Gains	-	1.4	-	(1.4)	1.4
Losses	(3.4)	-	(6.7)	(3.4)	6.7
Total	(3.4)	1.4	(6.7)	(4.8)	8.1

Equity securities, fair value:
Gains	24.8	17.0	27.7	7.8	(10.7)
Losses	(17.8)	(30.5)	(35.0)	12.7	4.5
Total	7.0	(13.4)	(7.3)	20.4	(6.1)

Total net realized capital gains (losses) from sales:
Gains	83.4	71.6	75.6	11.8	(4.1)
Losses	(62.1)	(78.3)	(111.9)	16.2	33.6
Total	21.3	(6.7)	(36.3)	28.0	29.6

Loss on sale of subsidiary:	-	(28.0)	-	28.0	(28.0)

Other-than-temporary impairments:	(7.1)	(31.6)	(102.2)	24.5	70.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.4	-	(1.4)	1.4
Equity securities, fair value	139.0	57.7	(45.6)	81.3	103.3
Total	139.0	59.1	(45.6)	79.9	104.7

Total net realized capital gains (losses)	$153.2	$(7.2)	$(184.1)	$160.4	$176.9

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $153.2 million in 2017 and net realized capital losses were $7.2 million and $184.1 million in 2016 and 2015, respectively.  In 2017, we recorded $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $7.1 million of other-than-temporary impairments.  In 2016, we recorded $31.6 million of other-than-temporary impairments, $28.0 million of realized capital loss from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $59.1 million of net gains from fair value re-measurements.  In 2015, we recorded $102.2 million of other-than-temporary impairments, $45.6 million of net losses from fair value re-measurements and $36.3 million of net realized capital losses from sales on our fixed maturity and equity securities.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$2,593.0	$2,125.8	$2,147.9	$467.2	22.0%	$(22.1)	-1.0%
Net written premiums	2,245.4	1,970.6	1,855.9	274.8	13.9%	114.7	6.2%

Premiums earned	$2,181.2	$2,072.2	$1,952.7	$109.0	5.3%	$119.5	6.1%
Incurred losses and LAE	1,632.8	1,068.5	825.1	564.3	52.8%	243.4	29.5%
Commission and brokerage	462.5	466.0	493.3	(3.5)	-0.7%	(27.3)	-5.5%
Other underwriting expenses	55.9	54.1	50.1	1.8	3.3%	4.0	8.0%
Underwriting gain (loss)	$30.0	$483.6	$584.3	$(453.6)	-93.8%	$(100.6)	-17.2%

					Point Chg		Point Chg
Loss ratio	74.9%	51.6%	42.3%		23.3		9.3
Commission and brokerage ratio	21.2%	22.5%	25.3%		(1.3)		(2.8)
Other underwriting expense ratio	2.5%	2.6%	2.5%		(0.1)		0.1
Combined ratio	98.6%	76.7%	70.1%		21.9		6.6

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 22.0% to $2,593.0 million in 2017 from $2,125.8 million in 2016, primarily due to an increase in the new crop reinsurance business, an increase in treaty property business and the influx of reinstatement premiums due to the catastrophe losses and an increase in mortgage business.  Net written premiums increased by 13.9% to $2,245.4 million in 2017 compared to $1,970.6 million in 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased by 5.3% to $2,181.2 million in 2017, compared to $2,072.2 million in 2016.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$1,103.7	50.6%		$(165.5)	-7.5%		$938.3	43.1%
Catastrophes	715.7	32.8%		(21.2)	-1.0%		694.5	31.8%
Total segment	$1,819.4	83.4%		$(186.6)	-8.5%		$1,632.8	74.9%

2016
Attritional	$1,096.0	52.9%		$(126.4)	-6.1%		$969.7	46.8%
Catastrophes	134.1	6.5%		(35.3)	-1.7%		98.8	4.8%
Total segment	$1,230.1	59.4%		$(161.6)	-7.8%		$1,068.5	51.6%

2015
Attritional	$940.6	48.2%		$(123.1)	-6.3%		$817.5	41.9%
Catastrophes	16.7	0.9%		(9.2)	-0.5%		7.6	0.4%
Total segment	$957.4	49.1%		$(132.3)	-6.8%		$825.1	42.3%

Variance 2017/2016
Attritional	$7.7	(2.3)	pts	$(39.1)	(1.4)	pts	$(31.4)	(3.7)	pts
Catastrophes	581.6	26.3	pts	14.1	0.7	pts	595.7	27.0	pts
Total segment	$589.3	24.0	pts	$(25.1)	(0.7)	pts	$564.3	23.3	pts

Variance 2016/2015
Attritional	$155.4	4.7	pts	$(3.3)	0.2	pts	$152.2	4.9	pts
Catastrophes	117.4	5.6	pts	(26.1)	(1.2)	pts	91.2	4.4	pts
Total segment	$272.8	10.3	pts	$(29.4)	(1.0)	pts	$243.4	9.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 52.8% to $1,632.8 million in 2017, compared to $1,068.5 million in 2016, primarily due to an increase of $581.6 million in current year catastrophe losses, partially offset by $39.1 million of more favorable development on prior years attritional losses in 2017 compared to 2016.  The $165.5 million of favorable development on prior years attritional losses in 2017 was mainly related to property and short tail business.  The $715.7 million of current year catastrophe losses in 2017 related to Hurricane Irma ($331.8 million), Hurricane Harvey ($204.3 million), the Northern California wildfires ($132.9 million), Hurricane Maria ($31.2 million), the Southern California wildfires ($9.6 million), and the 2017 US Midwest storms ($6.9 million).  The $134.1 million of current year catastrophe losses in 2016 related to Hurricane Matthew ($86.2 million), the 2016 U.S. storms ($20.4 million), 2016 Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).

Incurred losses increased by 29.5% to $1,068.5 million in 2016 compared to $825.1 million in 2015, primarily due to an increase of $155.4 million in current year attritional losses, resulting mainly from the impact of the increase in premiums earned and the impact of the new crop reinsurance contract effective upon the sale of Heartland, and $117.4 million in current year catastrophe losses.  The $126.4 million of favorable prior years attritional loss development in 2016 is primarily due to U.S property and marine business, partially offset by $47.1 million of adverse development on A&E reserves.  There was also an increase in favorable development of $26.1 million on prior years' catastrophe losses in 2016 compared to 2015.  The $35.3 million of favorable development on prior years catastrophes in 2016 mainly related to the 2011 Japan earthquake ($15.5 million), the 2015 U.S. storms ($11.6 million) and the 2013 U.S. storms ($9.6 million).  The $134.1 million of current year catastrophe losses in 2016 are outlined above.  The $16.7 million of current year catastrophe losses in 2015 were mainly due to the US storms ($16.2 million).

Segment Expenses.  Commission and brokerage expenses decreased by 0.7% to $462.5 million in 2017 compared to $466.0 million in 2016.  The decrease is mainly due to the impact of the new crop reinsurance contract which generally has a lower expense ratio and other changes in the mix of business.  Segment other underwriting expenses increased slightly to $55.9 million in 2017 from $54.1 million in 2016.

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

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$1,316.7	$1,230.7	$1,334.2	$86.0	7.0%	$(103.5)	-7.8%
Net written premiums	1,229.6	1,082.7	1,209.0	146.9	13.6%	(126.3)	-10.4%

Premiums earned	$1,202.0	$1,119.1	$1,251.1	$82.9	7.4%	$(132.0)	-10.6%
Incurred losses and LAE	1,059.6	486.6	749.9	573.1	117.8%	(263.3)	-35.1%
Commission and brokerage	287.7	283.4	298.2	4.2	1.5%	(14.7)	-4.9%
Other underwriting expenses	38.8	35.5	34.3	3.3	9.4%	1.2	3.5%
Underwriting gain (loss)	$(184.1)	$313.6	$168.7	$(497.7)	-158.7%	$144.9	85.9%

					Point Chg		Point Chg
Loss ratio	88.2%	43.5%	60.0%		44.7		(16.5)
Commission and brokerage ratio	23.9%	25.3%	23.8%		(1.4)		1.5
Other underwriting expense ratio	3.2%	3.2%	2.7%		-		0.5
Combined ratio	115.3%	72.0%	86.5%		43.3		(14.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 7.0% to $1,316.7 million in 2017 compared to $1,230.7 million in 2016, primarily due to the increases in Middle East and Asian business and a positive impact of $22.0 million from the movement of foreign exchange rates, partially offset by a decline in Latin American business.  Net written premiums increased by 13.6% to $1,229.6 million in 2017 compared to $1,082.7 million in 2016.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance related to the quota share contracts.  Premiums earned increased 7.4% to $1,202.0 million in 2017 compared to $1,119.1 million in 2016.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$605.3	50.4%		$0.2	0.0%		$605.6	50.4%
Catastrophes	456.3	38.0%		(2.3)	-0.2%		454.0	37.8%
Total segment	$1,061.6	88.4%		$(2.1)	-0.2%		$1,059.6	88.2%

2016
Attritional	$576.2	51.5%		$(224.8)	-20.1%		$351.4	31.4%
Catastrophes	178.8	16.0%		(43.7)	-3.9%		135.2	12.1%
Total segment	$755.0	67.5%		$(268.5)	-24.0%		$486.6	43.5%

2015
Attritional	$721.3	57.7%		$(31.4)	-2.5%		$689.9	55.2%
Catastrophes	70.5	5.6%		(10.5)	-0.8%		60.0	4.8%
Total segment	$791.8	63.3%		$(41.9)	-3.3%		$749.9	60.0%

Variance 2017/2016
Attritional	$29.1	(1.1)	pts	$225.0	20.1	pts	$254.2	19.0	pts
Catastrophes	277.5	22.0	pts	41.4	3.7	pts	318.8	25.7	pts
Total segment	$306.6	20.9	pts	$266.4	23.8	pts	$573.1	44.7	pts

Variance 2016/2015
Attritional	$(145.1)	(6.2)	pts	$(193.4)	(17.6)	pts	$(338.5)	(23.8)	pts
Catastrophes	108.3	10.4	pts	(33.2)	(3.1)	pts	75.2	7.3	pts
Total segment	$(36.8)	4.2	pts	$(226.6)	(20.7)	pts	$(263.3)	(16.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 117.8% to $1,059.6 million in 2017 compared to $486.6 million in 2016, primarily due to an increase of $277.5 million in current year catastrophe losses, favorable development of $224.8 million on prior years attritional losses in 2016 mainly related to property business which did not recur in 2017 and favorable development of $43.7 million on prior years catastrophe losses in 2016 which did not recur in 2017.  The $456.3 million of current year catastrophe losses in 2017 related to Hurricane Maria ($263.2 million), Hurricane Irma ($107.6 million), the Mexico City earthquake ($25.6 million), the South Africa Knysna fires ($24.0 million), Cyclone Debbie in Australia ($17.1 million), the Peru storms ($15.2 million) and Hurricane Harvey ($3.7 million).  The $178.8 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($97.5 million), Hurricane Matthew ($27.4 million), the Ecuador earthquake ($23.6 million), the 2016 Taiwan earthquake ($15.2 million) and the New Zealand earthquake ($14.0 million).

Incurred losses and LAE decreased by 35.1% to $486.6 million in 2016 compared to $749.9 million in 2015, primarily due to more favorable development on prior year attritional losses of $193.4 million, a decrease in current year attritional losses of $145.1 million, mainly due to lower Canadian, Latin American, Middle Eastern and African losses in 2016 and  the impact of the decrease in premiums earned, as well as more favorable development of prior year catastrophe losses of $33.2 million, partially offset by an increase of $108.3 million in current year catastrophe losses.  The $224.8 million of favorable development on prior years attritional losses was mainly related to property business. The $178.8 million of current year catastrophe losses in 2016 are outlined above.  The $70.5 million of current year catastrophe losses in 2015 were due to the Chilean earthquake ($34.8 million), Northern Chile storms ($19.5 million) and the

New South Wales storms ($16.2 million).  The 2016 favorable development on prior years catastrophe losses related primarily to the 2015 Chilean earthquake.

Segment Expenses.  Commission and brokerage increased by 1.5% to $287.7 million in 2017 compared to $283.4 million in 2016.  Segment other underwriting expenses increased to $38.8 million in 2017 compared to $35.5 million in 2016.  The increases were mainly due to the impact of the increase in premiums earned.

Commission and brokerage decreased by 4.9% to $283.4 million in 2016 compared to $298.2 million in 2015.  The year over year decrease was mainly due to the impact of the decrease in premiums earned.  Segment other underwriting expenses increased slightly to $35.5 million in 2016 compared to $34.3 million in 2015.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$1,205.0	$890.4	$877.3	$314.6	35.3%	$13.0	1.5%
Net written premiums	1,139.1	831.9	791.6	307.2	36.9%	40.3	5.1%

Premiums earned	$1,093.3	$838.0	$822.4	$255.3	30.5%	$15.6	1.9%
Incurred losses and LAE	735.3	461.9	456.4	273.4	59.2%	5.5	1.2%
Commission and brokerage	303.7	234.0	216.0	69.7	29.8%	18.0	8.3%
Other underwriting expenses	38.0	36.3	36.0	1.7	4.6%	0.3	0.8%
Underwriting gain (loss)	$16.2	$105.7	$113.9	$(89.5)	-84.6%	$(8.2)	-7.2%

					Point Chg		Point Chg
Loss ratio	67.3%	55.1%	55.4%		12.2		(0.3)
Commission and brokerage ratio	27.8%	27.9%	26.3%		(0.1)		1.6
Other underwriting expense ratio	3.4%	4.4%	4.4%		(1.0)		-
Combined ratio	98.5%	87.4%	86.1%		11.1		1.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 35.3% to $1,205.0 million in 2017 compared to $890.4 million in 2016, primarily due to increased casualty and financial lines of business written through the Bermuda office and increased production from the U.K. and Ireland offices, partially offset by a negative impact of $6.5 million from the movement of foreign exchange rates.  Net written premiums increased by 36.9% to $1,139.1 million in 2017 compared to $831.9 million in 2016, which is consistent with the change in gross written premiums.  Premiums earned increased 30.5% to $1,093.3 million in 2017 compared to $838.0 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$625.1	57.2%		$(41.8)	-3.8%		$583.3	53.4%
Catastrophes	159.9	14.6%		(7.9)	-0.7%		152.0	13.9%
Total segment	$785.0	71.8%		$(49.7)	-4.5%		$735.3	67.3%

2016
Attritional	$475.1	56.7%		$(31.2)	-3.7%		$443.8	53.0%
Catastrophes	25.5	3.0%		(7.5)	-0.9%		18.1	2.1%
Total segment	$500.6	59.7%		$(38.7)	-4.6%		$461.9	55.1%

2015
Attritional	$499.4	60.7%		$(29.2)	-3.6%		$470.2	57.1%
Catastrophes	-	0.0%		(13.8)	-1.7%		(13.8)	-1.7%
Total segment	$499.4	60.7%		$(43.0)	-5.3%		$456.4	55.4%

Variance 2017/2016
Attritional	$150.0	0.5	pts	$(10.6)	(0.1)	pts	$139.5	0.4	pts
Catastrophes	134.4	11.6	pts	(0.4)	0.2	pts	133.9	11.8	pts
Total segment	$284.4	12.1	pts	$(11.0)	0.1	pts	$273.4	12.2	pts

Variance 2016/2015
Attritional	$(24.3)	(4.0)	pts	$(2.0)	(0.1)	pts	$(26.4)	(4.1)	pts
Catastrophes	25.5	3.0	pts	6.3	0.8	pts	31.9	3.8	pts
Total segment	$1.2	(1.0)	pts	$4.3	0.7	pts	$5.5	(0.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 59.2% to $735.3 million in 2017 compared to $461.9 million in 2016, primarily due to an increase of $150.0 million in current year attritional losses related primarily to the impact of the increase in premiums earned and an increase of $134.4 million in current year catastrophe losses.  The $159.9 million of current year catastrophe losses in 2017 primarily related to Hurricane Maria ($53.4 million), Hurricane Irma ($43.6 million), Hurricane Harvey ($40.7 million), the Northern California wildfires ($14.0 million), the Mexico City earthquake ($4.9 million) and Cyclone Debbie in Australia ($3.3 million).  The $25.5 million of current year catastrophe losses in 2016 were due to Hurricane Matthew ($10.3 million), the Fort McMurray Canada wildfire ($10.0 million) and the 2016 New Zealand earthquake ($5.0 million).

Incurred losses and LAE increased by 1.2% to $461.9 million in 2016 compared to $456.4 million in 2015, primarily due to an increase of $25.5 million in current year catastrophe losses, partially offset by a decrease of $24.3 million in current year attritional losses mainly related to changes in the mix of business and the higher losses in 2015 due to the explosion at the Chinese port of Tianjin.  The $25.5 million of current year catastrophe losses in 2016 are outlined above.  There were no current year catastrophe losses in 2015.

Segment Expenses.  Commission and brokerage increased by 29.8% to $303.7 million in 2017 compared to $234.0 million in 2016.  The increase was mainly due to the impact of the increase in premiums earned and higher contingent commissions.  Segment other underwriting expenses increased slightly to $38.0 million in 2017 compared to $36.3 million in 2016.

Commission and brokerage increased by 8.3% to $234.0 million in 2016 compared to $216.0 million in 2015.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $36.3 million in 2016 compared to $36.0 million in 2015.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2017/2016		2016/2015
(Dollars in millions)	2017	2016	2015	Variance	% Change	Variance	% Change
Gross written premiums	$2,059.2	$1,787.0	$1,532.3	$272.2	15.2%	$254.7	16.6%
Net written premiums	1,630.6	1,385.7	1,325.9	244.9	17.7%	59.8	4.5%

Premiums earned	$1,461.4	$1,291.2	$1,266.7	$170.2	13.2%	$24.6	1.9%
Incurred losses and LAE	1,094.9	1,122.7	1,033.3	(27.8)	-2.5%	89.4	8.7%
Commission and brokerage	250.1	205.3	176.2	44.8	21.8%	29.1	16.5%
Other underwriting expenses	186.1	176.8	136.7	9.3	5.3%	40.1	29.4%
Underwriting gain (loss)	$(69.6)	$(213.5)	$(79.5)	$143.9	-67.4%	$(134.0)	168.6%

					Point Chg		Point Chg
Loss ratio	74.9%	86.9%	81.6%		(12.0)		5.3
Commission and brokerage ratio	17.1%	15.9%	13.9%		1.2		2.0
Other underwriting expense ratio	12.8%	13.7%	10.8%		(0.9)		2.9
Combined ratio	104.8%	116.5%	106.3%		(11.7)		10.2

(Some amounts may not reconcile due to rounding.)
Premiums.  Gross written premiums increased by 15.2% to $2,059.2 million in 2017 compared to $1,787.0 million in 2016.  Excluding the impact of the sale of Heartland, which accounted for $230.4 million of gross written premiums in 2016, gross written premiums increased $502.1 million.  This increase was driven by expansion of various insurance lines of business including retail casualty, retail property, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 17.7% to $1,630.6 million in 2017 compared to $1,385.7 million in 2016 which is consistent with the change in gross written premiums.  Premiums earned increased 13.2% to $1,461.4 million in 2017 compared to $1,291.2 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2017
Attritional	$979.3	67.0%		$(56.4)	-3.9%		$922.9	63.1%
Catastrophes	170.6	11.7%		1.4	0.1%		172.0	11.8%
Total segment	$1,149.9	78.7%		$(55.0)	-3.8%		$1,094.9	74.9%

2016
Attritional	$899.9	69.7%		$173.6	13.4%		$1,073.5	83.1%
Catastrophes	49.4	3.8%		(0.2)	0.0%		49.2	3.8%
Total segment	$949.3	73.5%		$173.4	13.4%		$1,122.7	86.9%

2015
Attritional	$881.2	69.6%		$152.1	12.0%		$1,033.2	81.6%
Catastrophes	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$881.2	69.6%		$152.2	12.0%		$1,033.3	81.6%

Variance 2017/2016
Attritional	$79.4	(2.7)	pts	$(230.0)	(17.3)	pts	$(150.6)	(20.0)	pts
Catastrophes	121.2	7.9	pts	1.6	0.1	pts	122.8	8.0	pts
Total segment	$200.6	5.2	pts	$(228.4)	(17.2)	pts	$(27.8)	(12.0)	pts

Variance 2016/2015
Attritional	$18.7	0.1	pts	$21.5	1.4	pts	$40.3	1.5	pts
Catastrophes	49.4	3.8	pts	(0.3)	-	pts	49.1	3.8	pts
Total segment	$68.1	3.9	pts	$21.2	1.4	pts	$89.4	5.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.5% to $1,094.9 million in 2017 compared to $1,122.7 million in 2016, mainly due to $230.0 million of more favorable development on prior years attritional losses in 2017 compared to 2016, partially offset by an increase of $121.2 million in current year catastrophe losses and an increase of $79.4 million in current year attritional losses, primarily related to the increase in premiums earned.  The $56.4 million of favorable development on prior years attritional losses in 2017 mainly related to workers compensation business.  The $170.6 million of current year catastrophe losses in 2017 were due to Hurricane Irma ($75.1 million), Hurricane Harvey ($68.0 million), Hurricane Maria ($14.0 million), the 2017 US Midwest storms ($6.0 million), the Northern California wildfires ($3.0 million), the Southern California wildfires ($2.0 million), the Mexico City earthquake ($1.4 million) and Cyclone Debbie in Australia ($1.1 million).  The $49.4 million of current year catastrophe losses in 2016 were due to the 2016 U.S. storms ($30.0 million), Hurricane Matthew ($11.0 million) and the Fort McMurray Canada wildfire ($8.4 million).

Incurred losses and LAE increased by 8.7% to $1,122.7 million in 2016 compared to $1,033.3 million in 2015 mainly due to an increase of $49.4 million in current year catastrophe losses, an increase of $21.5 million in prior years' attritional losses mainly related to run-off construction liability and umbrella program business and an increase of $18.7 million in current year attritional losses primarily related to the impact of the increase in premiums earned.  The $49.4 million of current year catastrophe losses in 2016 are outlined above.  There were no current year catastrophe losses in 2015.

Segment Expenses.  Commission and brokerage increased by 21.8% to $250.1 million in 2017 compared to $205.3 million in 2016.  The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased to $186.1 million in 2017 compared to $176.8 million in 2016.  The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2017, we had reinsurance reserves of $8,763.4 million and insurance loss reserves of $3,121.0 million, of which $331.2 million and $117.8 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets' reinsurance mechanisms, are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances.  As of December 31, 2017 and 2016, the reserve for uncollectible balances was $15.0 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, "Financial Statements and Supplementary Data" -  Note 11 of Notes to the Consolidated Financial Statements and "Financial Condition – Reinsurance Receivables" below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2017	2016	2015
U.S. Reinsurance	$354.3	$385.5	$372.5
International	275.2	235.4	243.9
Bermuda	270.3	258.4	253.4
Total	$899.8	$879.3	$869.8

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities ("CMBS") are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 1.5% of the portfolio, that are either valued by brokers or an investment advisor.  In most instances, values provided by an investment advisor are supported with opinions from qualified independent third parties.  In limited circumstances when broker prices are not available for a private placement, we will value the securities using comparable market information.  At December 31, 2017 and 2016, our investment portfolio included $1,074.6 million and $917.0 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with "as of" dates from one month to one quarter prior to our financial statement date.

At December 31, 2017, we had net unrealized gains, net of tax, of $44.3 million compared to $115.6 million at December 31, 2016.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer's market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management's assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, "Financial Statements and Supplementary Data" - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,626.5 million at December 31, 2017, an increase of $1,143.4 million compared to $17,483.1 million at December 31, 2016.  This increase was primarily the result of $1,162.7 million of cash flows from operations, $242.0 million due to fluctuations in foreign currencies, $82.7 million in equity adjustments of our limited partnership investments and $49.3 million in fair value re-measurements, partially offset by $207.2 million paid out in dividends to shareholders, $94.8 million of pre-tax unrealized depreciation, $45.9 million of amortization bond premium, $30.2 million of unsettled securities and $7.1 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2017, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 48.5% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2017		2016
Fixed maturities, market value	$14,756.8	79.2%	$14,107.4	80.7%
Equity securities, market value	129.5	0.7%	119.1	0.7%
Equity securities, fair value	963.6	5.2%	1,010.1	5.8%
Short-term investments	509.7	2.7%	431.5	2.5%
Other invested assets	1,631.9	8.8%	1,333.1	7.6%
Cash	635.1	3.4%	481.9	2.7%
Total investments and cash	$18,626.5	100.0%	$17,483.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2017	2016
Fixed income portfolio duration (years)	3.1	3.3
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.0%	2.9%
Imbedded end of period yield, after-tax	2.8%	2.4%

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,348.2 million at December 31, 2017 and $1,018.3 million at December 31, 2016.  At December 31, 2017, $356.6 million, or 26.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $153.8 million, or 11.4%, was receivable from Resolution Group; $113.9 million, or 8.4%, was receivable from Zurich; $98.1 million, or 7.3%, was receivable from C.V. Starr; and $82.2 million, or 6.1%, was receivable from Munich Re.  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $11,884.3 million and $10,312.3 million at December 31, 2017 and 2016, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,719.6	$2,041.0	$3,760.6	31.6%
International	1,147.6	1,022.9	2,170.5	18.3%
Bermuda	1,037.8	1,417.0	2,454.8	20.7%
Insurance	1,049.4	2,000.0	3,049.4	25.7%
Total excluding A&E	4,954.3	6,481.0	11,435.3	96.2%
A&E	306.0	143.0	449.0	3.8%
Total including A&E	$5,260.4	$6,623.9	$11,884.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2016
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,316.3	$2,033.9	$3,350.3	32.5%
International	893.5	850.3	1,743.8	16.9%
Bermuda	770.0	1,189.0	1,959.1	19.0%
Insurance	1,018.5	1,799.5	2,818.1	27.3%
Total excluding A&E	3,998.4	5,872.8	9,871.2	95.7%
A&E	293.5	147.6	441.1	4.3%
Total including A&E	$4,291.9	$6,020.4	$10,312.3	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2017
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,760.6	-16.7%	$3,131.0	16.7%	$4,390.3
International	2,170.5	-10.3%	1,946.8	10.3%	2,394.2
Bermuda	2,454.8	-10.1%	2,206.4	10.1%	2,703.2
Insurance	3,049.4	-14.1%	2,618.2	14.1%	3,480.6
Total Gross Reserves (excluding A&E)	11,435.3	-10.6%	10,224.8	10.6%	12,645.9
A&E (All Segments)	449.0	-13.7%	387.5	13.7%	510.5
Total Gross Reserves	$11,884.3	-10.5%	10,639.1	10.5%	13,129.5

(Some amounts may not reconcile due to rounding.)
______________________________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 10.1% to minus 16.7% for the low range and from plus 10.1% to plus 16.7% for the high range.  Both the higher and lower ranges are associated with the U.S. Reinsurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, management's best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Gross reserves	$449.0	$441.1	$433.1
Reinsurance receivable	(130.9)	(122.0)	(113.5)
Net reserves	$318.1	$319.1	$319.6

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2017, we had net asbestos loss reserves of $306.1 million, or 96.2%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.2 years at December 31, 2017.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity increased to $8,369.2 million as of December 31, 2017 from $8,075.4 million as of December 31, 2016.  This increase was the result of $469.0 million of net income, $121.9 million of net foreign currency translation adjustments, $25.0 million of share-based compensation transactions and $6.5 million of net benefit plan obligation adjustments, partially offset by $207.2 million of shareholder dividends, $71.3 million of unrealized appreciation on investments, net of tax and repurchases of 0.2 million common shares for $50.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at December 31, 2017 and December 31, 2016 was $8,369.2 million and $8,075.4 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

Commencing in 2017, the regulatory targeted capital required by the State of Delaware, Department of Insurance was expanded to include a provision for catastrophe exposure.  This additional requirement added $759.8 million of regulatory targeted capital for Everest Re as of December 31, 2017.

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2017 (3)	2016 (3)	2017	2016
Regulatory targeted capital	$-	$2,025.7	$2,076.9	$1,411.4
Actual capital	$3,085.9	$2,950.5	$3,391.9	$3,635.1

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2017 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2017 actual capital will exceed the targeted capital level.

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

During 2017, we repurchased 0.2 million shares for $50.0 million in the open market and paid $207.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  During 2016, we repurchased 2.1 million shares for $386.3 million in the open market and paid $195.4 million in dividends.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of December 31, 2017, we had repurchased 28.2 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $1,162.7 million, $1,383.6 million and $1,108.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Additionally, these cash flows reflected net tax payments of $53.7 million, $42.6 million and $164.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and net catastrophe loss payments of $745.0 million, $206.0 million and $167.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2017 and December 31, 2016, we held cash and short-term investments of $1,144.7 million and $913.4 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $447.9 million of available liquidity at December 31, 2017.  In addition to these cash and short-term investments, at December 31, 2017, we had $1,050.1 million of available for sale fixed maturity securities maturing within one year or less, $7,554.2 million maturing within one to five years and $3,175.7 million maturing after five years.  Our $1,093.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2017 we had $66.5 million of net pre-tax unrealized appreciation related to fixed maturity and equity securities, comprised of $249.0 million of pre-tax unrealized appreciation and $182.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2017, was $5,867.7 million.  As of December 31, 2017, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2017 and 2016, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At December 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $538.2 million outstanding letters of credit under tranche two.  At December 31, 2016, the Group Credit Facility had no outstanding letters of credit under tranche one and $478.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2017, was $5,867.7 million.  As of December 31, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2017 and 2016, Everest International Credit Facility had £0.0 million and £130.6 million, respectively, outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.4 million and $0.8 million for December 31, 2017 and 2016, respectively.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 11% of its December 31, 2017 shareholders' equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance, of $1,313.0 million.  See also table under ITEM 1, "Business - Risk Management of Underwriting and Retrocession Arrangements".

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $943.0 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Information Technology.  Our information technology is a key component of our business operations and is supported by a team of knowledgeable professionals.  The majority of our information technology platform is located at our service processing center in New Jersey but processing is performed at the office locations of our operating subsidiaries and branches.  In addition, our main-frame processing is performed by a third party vendor at a separate location.  We have implemented procedures that ensure that our key business systems are protected (or secured) and data is backed up and stored at off-site locations so that they can be restored promptly if necessary.  We have documented business continuity plans and disaster recovery plans to provide uninterrupted technology services for major systems outages with alternative secure data centers available in case of broader outages.

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

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
4.868% Senior notes	400.0	$-	$-	$-	$400.0
6.6% Long term notes	238.6	-	-	-	238.6
Interest expense (1)	964.9	28.5	57.1	57.1	822.2
Employee benefit plans	59.2	4.5	8.7	6.6	39.3
Operating lease agreements	92.4	17.0	35.1	15.7	24.7
Gross reserve for losses and LAE (2)	11,884.3	3,188.6	4,352.4	1,308.1	3,035.3
Total	$13,639.5	$3,238.6	$4,453.3	$1,387.5	$4,560.1

(Some amounts may not reconcile due to rounding.)
_________________________________

(1)	Interest expense on 6.6% long term notes is calculated at the variable floating rate of 3.80% as of December 31, 2017.
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

Dividends.
During 2017, 2016 and 2015, we declared and paid common shareholder dividends of $207.2 million, $195.4 million and $175.1 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group's general corporate needs.  For the years ended December 31, 2017, 2016 and 2015, Everest Re paid no dividends to Holdings.  For the years ended December 31, 2017, 2016 and 2015, Bermuda Re paid dividends to Group of $400.0 million, $650.0 million and $575.0 million, respectively; Everest International paid dividends to Group of $0.0 million, $40.0 million and $15.0 million, respectively; and Mt. Logan Re paid dividends to Group of $25.0 million, $0.0 million and $0.0 million, respectively.  See ITEM 1, "Business – Regulatory Matters – Dividends" and ITEM 8, "Financial Statements and Supplementary Data" - Note 14 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the TCJA, to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company has decided to early adopt the guidance as of December 31, 2017.  The adoption has resulted in a reclass of $1.3 million between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders equity.

Accounting for Impact on Income Taxes due to Tax Reform.  In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on the application of FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release. The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves. Because of uncertainty in how the Internal Revenue Service ("IRS") intends to implement the modifications and the necessary transition calculation, the Company has determined that a reasonable estimate cannot be determined and has followed the provisions of the tax laws that were in effect prior to the modifications. In 2018, the Company expects to record adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts are finalized.  Further adjustments are not expected to have a material impact on the Company's financial statements.

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

The following table presents certain financial statement line items as previously reported in 2016 and 2015, the effect of those line items due to treating the cost of shares withheld upon settlement of share-based compensation awards as a financing activity with the Statements of Cash Flows and the line items as currently reported within the financial statements.

	Years Ended December 31,
Consolidated Statements of Cash Flows:	2016			2015
		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$(56.2)	$10.6	$(45.6)	$(8.9)	$11.6	$2.7
Net cash provided by (used in) operating activities	1,373.0	10.6	1,383.6	1,096.6	11.6	1,108.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(10.6)	(10.6)	-	(11.6)	(11.6)
Net cash provided by (used in) financing activities	(570.9)	(10.6)	(581.5)	(561.6)	(11.6)	(573.2)

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

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measures at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial statements.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company's financial statements.

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

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in millions)
ASSETS:
Short-term investments	$1,795.5	$(995.8)	$799.7
Total investments and cash	17,672.2	(995.8)	16,676.4
Premiums receivable	1,479.3	3.8	1,483.1
Reinsurance receivables	840.4	53.6	894.0
Deferred acquisition costs	373.1	(0.7)	372.4
Prepaid reinsurance premiums	157.4	7.5	165.0
Other assets	265.6	56.2	321.8
TOTAL ASSETS	21,426.2	(875.3)	20,550.8

LIABILITIES:
Funds held under reinsurance treaties	88.5	(75.0)	13.5
Commission reserves	79.8	(19.8)	60.1
Other net payable to reinsurers	166.8	6.3	173.1
Other liabilities	291.3	(30.0)	261.3
Total liabilities	13,060.7	(118.5)	12,942.2

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756.9	(756.9)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426.2	(875.3)	20,550.8

CONSOLIDATED STATEMENTS OF OPERATIONS	Twelve Months Ended December 31, 2015
AND COMPREHENSIVE INCOME (LOSS):		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in millions)
REVENUES:
Premiums earned	$5,481.5	$(188.6)	$5,292.8
Net investment income	473.8	(0.4)	473.5
Other income (expense)	60.4	27.8	88.3
Total revenues	5,837.9	(161.1)	5,676.8

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101.9	(37.2)	3,064.7
Commission, brokerage, taxes and fees	1,202.0	(18.4)	1,183.6
Other underwriting expenses	266.0	(8.9)	257.1
Total claims and expenses	4,629.4	(64.5)	4,564.9

INCOME (LOSS) BEFORE TAXES	1,208.5	(96.6)	1,111.9
NET INCOME (LOSS)	1,074.5	(96.6)	977.9

Net income (loss) attributable to noncontrolling interests	(96.6)	96.6	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	977.9	(977.9)	-

CONSOLIDATED STATEMENT OF CASH FLOWS:	Twelve Months Ended December 31, 2015
		Effect of
		adoption of
	As previously	new accounting
(Dollars in millions)	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,074.5	$(96.6)	$977.9
Decrease (increase) in premiums receivable	(93.8)	(4.4)	(98.2)
Decrease (increase) in funds held by reinsureds, net	31.2	(75.0)	(43.8)
Decrease (increase) in reinsurance receivables	(240.4)	(24.7)	(265.1)
Decrease (increase) in prepaid reinsurance premiums	(14.5)	(7.3)	(21.8)
Increase (decrease) in other net payable to reinsurers	38.3	5.5	43.7
Change in other assets and liabilities, net	0.3	(9.2)	(8.9)
Net cash provided by (used in) operating activities	1,308.4	(211.7)	1,096.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(98.9)	440.6	341.7
Net cash provided by (used in) investing activities	(1,121.7)	440.6	(681.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	266.8	(266.8)	-
Subscription advances for third party redeemable noncontrolling interest	30.0	(30.0)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(68.2)	68.2	-
Net cash provided by (used in) financing activities	(332.9)	(228.7)	(561.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.6)	(0.2)	(7.8)

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

Interest Rate Risk.  Our $18.6  billion investment portfolio, at December 31, 2017, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,445.4 million of mortgage-backed securities in the $14,756.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $509.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2017
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,130.5	$15,704.8	$15,266.5	$14,807.6	$14,347.1
Market/Fair Value Change from Base (%)	5.7%	2.9%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$739.2	$376.5	$-	$(397.8)	$(797.7)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2016
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,390.8	$14,976.7	$14,538.9	$14,078.1	$13,616.7
Market/Fair Value Change from Base (%)	5.9%	3.0%	0.0%	-3.2%	-6.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$712.4	$366.9	$-	$(387.2)	$(774.6)

We had $11,884.3 million and $10,312.3 million of gross reserves for losses and LAE as of December 31, 2017 and 2016, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $9.4 billion, representing approximately 61.6% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$874.5	$983.8	$1,093.1	$1,202.4	$1,311.7
After-tax Change in Fair/Market Value	$(150.7)	$(75.3)	$-	$75.3	$150.7

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$903.3	$1,016.2	$1,129.2	$1,242.1	$1,355.0
After-tax Change in Fair/Market Value	$(154.7)	$(77.3)	$-	$77.3	$154.7

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

In June 2016, the United Kingdom approved a referendum to exit the European Union (commonly referred to as "Brexit") which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty.  The formal negotiation process for the United Kingdom to exit the European Union will determine the timing and terms of such an exit.  The Company has a Lloyd's of London Syndicate and Bermuda Re has a branch operation in the United Kingdom.  The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(370.7)	$(185.3)	$-	$185.3	$370.7

	Change in Foreign Exchange Rates in Percent
	At December 31, 2016
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(309.4)	$(154.7)	$-	$154.7	$309.4

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend".  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the impact of the Tax Cut and Jobs Act, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland, Dublin Holdings, Bermuda Re and Everest International to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, "Risk Factors".  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment we concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers", "Audit Committee", "Nominating and Governance Committee", "Code of Ethics for CEO and Senior Financial Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2018 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2017 (the "Proxy Statement"), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	March 1, 2018
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2018
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 1, 2018
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 1, 2018
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2018
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	March 1, 2018
John A. Graf

/S/ GERALDINE LOSQUADRO	Director	March 1, 2018
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 1, 2018
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2018
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

*10.	11
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*10.	12
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated June 19, 2013 and effective January 1, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 24, 2013

*10.	13
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*10.	14
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

*10.	16
Amendment of Everest Re Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.	17
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.	18
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015

10.	19
Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, incorporated herein by reference to Exhibit 10.23 to Everest Re Group, Ltd. Annual Report on Form 10-K- for the year ended December 31, 2015 filed on February 29, 2016

*10.	20
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.	21
Amendment of employment agreement between Everest Global Services, Inc. and John P. Doucette, dated February 16, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.	22
Employment agreement between Everest Global Services, Inc. and Craig Howie, dated April 7, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 8, 2016

10.	23
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

*10.	24
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated August 15, 2016 and effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2016

*10.	25
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated October 21, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 26, 2016

10.	26
Amendment of Standby Letter of Credit, dated November 9, 2016, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £140.0 million four year credit facility, herein by reference to Exhibit 10.26 to Everest Re Group, Ltd., Form 10-K filed on March 1, 2017

10.	27
Amendment of Standby Letter of Credit, dated December 30, 2016, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million four year credit facility, herein by reference to Exhibit 10.27 to Everest Re Group, Ltd., Form 10-Kfiled on March 1, 2017

*10.	28
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 6, 2017

10.	29
Amendment of Standby Letter of Credit, dated May 17, 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, herein by reference to Exhibit 10.1 to Everest Re Group, Ltd., Form 10-Q filed on August 9, 2017

*10.	30
Employment agreement between Everest Re Group, Ltd., and Jonathan Zaffino dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017

*10.	31
Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on November 20, 2017

10.	32
Bye-Law waiver agreement between Everest Re Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Re Group, Ltd., Form 8-K filed on December 4, 2017

10.	33	Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, filed herewith

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________________________________________________________________________________________
*  Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2017 and 2016		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2017, 2016 and 2015	F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
	December 31, 2017, 2016 and 2015	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2017, 2016 and 2015	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2017	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2017 and 2016	S-2

	Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	S-3

	Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2017, 2016 and 2015	S-6

IV	Reinsurance for the Years Ended December 31, 2017, 2016 and 2015	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Everest Re Group, Ltd. and its subsidiaries as listed in the accompanying index (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2018

We have served as the Company's or its predecessor's auditor since 1996.

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016

ASSETS:
Fixed maturities - available for sale, at market value	$14,756,834	$14,107,408
(amortized cost: 2017, $14,689,598; 2016, $13,932,613)
Equity securities - available for sale, at market value (cost: 2017, $130,287; 2016, $129,553)	129,530	119,067
Equity securities - available for sale, at fair value	963,572	1,010,085
Short-term investments	509,682	431,478
Other invested assets (cost: 2017, $1,628,753; 2016, $1,333,069)	1,631,850	1,333,129
Cash	635,067	481,922
Total investments and cash	18,626,535	17,483,089
Accrued investment income	97,704	96,473
Premiums receivable	1,844,881	1,485,990
Reinsurance receivables	1,348,226	1,018,325
Funds held by reinsureds	292,927	260,644
Deferred acquisition costs	411,587	344,052
Prepaid reinsurance premiums	288,211	191,768
Income taxes	299,438	177,704
Other assets	382,283	263,459
TOTAL ASSETS	$23,591,792	$21,321,504

LIABILITIES:
Reserve for losses and loss adjustment expenses	$11,884,321	10,312,313
Future policy benefit reserve	51,014	55,074
Unearned premium reserve	2,000,556	1,577,546
Funds held under reinsurance treaties	18,030	21,278
Commission reserves	30,660	70,335
Other net payable to reinsurers	218,017	190,986
4.868% Senior notes due 6/1/2044	396,834	396,714
6.6% Long term notes due 5/1/2067	236,561	236,462
Accrued interest on debt and borrowings	2,727	3,537
Equity index put option liability	12,477	22,059
Unsettled securities payable	38,743	27,927
Other liabilities	332,620	331,877
Total liabilities	15,222,560	13,246,108

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2017) 69,044
and (2016) 68,871 outstanding before treasury shares	691	689
Additional paid-in capital	2,165,768	2,140,783
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $9,356 at 2017 and $8,240 at 2016	(160,891)	(216,764)
Treasury shares, at cost; 28,208 shares (2017) and 27,972 shares (2016)	(3,322,244)	(3,272,244)
Retained earnings	9,685,908	9,422,932
Total shareholders' equity	8,369,232	8,075,396
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,591,792	$21,321,504

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015

REVENUES:
Premiums earned	$5,937,840	$5,320,466	$5,292,842
Net investment income	542,898	473,085	473,473
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(7,093)	(31,595)	(102,199)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	160,287	24,379	(81,948)
Total net realized capital gains (losses)	153,194	(7,216)	(184,147)
Net derivative gain (loss)	9,581	18,647	6,317
Other income (expense)	(35,442)	(10,636)	88,280
Total revenues	6,608,071	5,794,346	5,676,765

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,522,581	3,139,629	3,064,715
Commission, brokerage, taxes and fees	1,303,963	1,188,692	1,183,646
Other underwriting expenses	318,817	302,722	257,069
Corporate expenses	25,923	27,231	23,254
Interest, fees and bond issue cost amortization expense	31,603	36,228	36,191
Total claims and expenses	6,202,887	4,694,502	4,564,875

INCOME (LOSS) BEFORE TAXES	405,184	1,099,844	1,111,890
Income tax expense (benefit)	(63,784)	103,500	134,021

NET INCOME (LOSS)	$468,968	$996,344	$977,869

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(64,348)	57,629	(274,127)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(6,950)	15,118	93,688
Total URA(D) on securities arising during the period	(71,298)	72,747	(180,439)

Foreign currency translation adjustments	121,917	(55,341)	(111,530)

Benefit plan actuarial net gain (loss) for the period	1,027	(7,488)	5,681
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,477	5,073	6,216
Total benefit plan net gain (loss) for the period	6,504	(2,415)	11,897
Total other comprehensive income (loss), net of tax	57,123	14,991	(280,072)

COMPREHENSIVE INCOME (LOSS)	$526,091	$1,011,335	$697,797

EARNINGS PER COMMON SHARE:
Basic	$11.43	$23.85	$22.29
Diluted	11.36	23.68	22.10
Dividends declared	5.05	4.70	4.00

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2017	2016	2015

COMMON SHARES (shares outstanding):
Balance, beginning of period	40,898,864	42,694,252	44,685,637
Issued during the period, net	172,901	264,313	270,477
Treasury shares acquired	(236,493)	(2,059,701)	(2,261,862)
Balance, end of period	40,835,272	40,898,864	42,694,252

COMMON SHARES (par value):
Balance, beginning of period	$689	$686	$683
Issued during the period, net	2	3	3
Balance, end of period	691	689	686

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,140,783	2,103,638	2,068,807
Share-based compensation plans	24,985	37,145	34,831
Balance, end of period	2,165,768	2,140,783	2,103,638

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(216,764)	(231,755)	48,317
Net increase (decrease) during the period	57,123	14,991	(280,072)
Reclass due to early adoption of Accounting Standards Update 2018-02	(1,250)	-	-
Balance, end of period	(160,891)	(216,764)	(231,755)

RETAINED EARNINGS:
Balance, beginning of period	9,422,932	8,621,972	7,819,210
Net income (loss)	468,968	996,344	977,869
Dividends declared ($5.05 per share in 2017, $4.70 per share in 2016
and $4.00 per share in 2015)	(207,242)	(195,384)	(175,107)
Reclass due to early adoption of Accounting Standards Update 2018-02	1,250	-	-
Balance, end of period	9,685,908	9,422,932	8,621,972

TREASURY SHARES AT COST:
Balance, beginning of period	(3,272,244)	(2,885,956)	(2,485,897)
Purchase of treasury shares	(50,000)	(386,288)	(400,059)
Balance, end of period	(3,322,244)	(3,272,244)	(2,885,956)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,369,232	$8,075,396	$7,608,585

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$468,968	$996,344	$977,869
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(338,335)	(15,655)	(98,211)
Decrease (increase) in funds held by reinsureds, net	(31,104)	22,219	(43,775)
Decrease (increase) in reinsurance receivables	(238,485)	(202,950)	(265,103)
Decrease (increase) in income taxes	(114,521)	54,526	(36,771)
Decrease (increase) in prepaid reinsurance premiums	(86,049)	(32,455)	(21,819)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,376,321	545,967	394,167
Increase (decrease) in future policy benefit reserve	(4,060)	(3,836)	(910)
Increase (decrease) in unearned premiums	401,174	(22,072)	(96,950)
Increase (decrease) in other net payable to reinsurers	10,071	26,200	43,727
Increase (decrease) in losses in course of payment	(105,371)	(45,933)	(43,964)
Change in equity adjustments in limited partnerships	(82,713)	(37,939)	(12,965)
Distribution of limited partnership income	50,825	62,008	53,984
Change in other assets and liabilities, net	(66,998)	(45,605)	2,671
Non-cash compensation expense	30,297	26,398	21,237
Amortization of bond premium (accrual of bond discount)	45,867	49,167	50,901
Net realized capital (gains) losses	(153,194)	7,216	184,147
Net cash provided by (used in) operating activities	1,162,693	1,383,600	1,108,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,160,298	1,919,808	2,144,930
Proceeds from fixed maturities sold - available for sale, at market value	2,401,844	1,258,434	1,724,093
Proceeds from fixed maturities sold - available for sale, at fair value	-	5,837	1,824
Proceeds from equity securities sold - available for sale, at market value	19,574	6,423	28,936
Proceeds from equity securities sold - available for sale, at fair value	631,859	723,359	614,044
Distributions from other invested assets	5,579,043	4,823,484	57,201
Proceeds from sale of subsidiary (net of cash disposed)	-	47,721	3,934
Cost of fixed maturities acquired - available for sale, at market value	(5,131,098)	(4,061,896)	(4,718,303)
Cost of fixed maturities acquired - available for sale, at fair value	-	(3,940)	(2,436)
Cost of equity securities acquired - available for sale, at market value	(22,033)	(12,538)	(10,850)
Cost of equity securities acquired - available for sale, at fair value	(438,641)	(346,929)	(556,889)
Cost of other invested assets acquired	(5,829,271)	(5,396,001)	(286,599)
Net change in short-term investments	(73,923)	368,977	341,733
Net change in unsettled securities transactions	(30,229)	9,388	(22,719)
Net cash provided by (used in) investing activities	(732,577)	(657,873)	(681,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(5,310)	10,751	13,597
Purchase of treasury shares	(50,000)	(386,288)	(400,059)
Dividends paid to shareholders	(207,242)	(195,384)	(175,107)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(12,906)	(10,595)	(11,601)
Net cash provided by (used in) financing activities	(275,458)	(581,516)	(573,170)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,513)	54,053	(7,780)

Net increase (decrease) in cash	153,145	198,264	(153,816)
Cash, beginning of period	481,922	283,658	437,474
Cash, end of period	$635,067	$481,922	$283,658

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$53,743	$42,636	$164,856
Interest paid	32,194	36,010	35,973

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Re Group, Ltd. ("Group"), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, "Company" means Group and its subsidiaries.

During the fourth quarter of 2017, the Company established a new Irish insurance subsidiary, Everest Insurance Ireland, designated activity company ("Ireland Insurance"), which will write insurance business mainly in the European markets.

During the third quarter of 2016, the Company established domestic subsidiaries, Everest Premier Insurance Company ("Everest Premier") and Everest Denali Insurance Company ("Everest Denali"), which are used in the continued expansion of the Insurance operations.

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

During the fourth quarter of 2015, the Company established new subsidiaries, Everest Preferred International Holdings, Ltd. ("Preferred International"), a Bermuda based company and Everest International Holdings (Bermuda), Ltd. ("International Holdings"), a Bermuda based company.  These new subsidiaries were part of a capital restructuring within the Company to support a planned increase in international business production, which includes directly supporting Group's Lloyd's of London Syndicate corporate member.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. ("Everest International"), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., International Holdings, Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Preferred International, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited ("Holdings Ireland"), Everest Global Services, Inc. ("Global Services"), Everest Insurance Company of Canada ("Everest Canada"), Premiere Insurance Underwriting Services ("Premiere"), Everest Dublin Holdings, Ireland Insurance, Everest Reinsurance Company (Ireland), designated activity company ("Ireland Re"), Everest Reinsurance Holdings, Inc. ("Holdings"), Heartland, Everest International Assurance, Ltd. (Bermuda) ("Everest Assurance"), Specialty Insurance Group, Inc. ("Specialty"), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC ("Specialty RPG"), Mt. McKinley Managers, L.L.C., Workcare Southeast of Georgia, Inc., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney

Securities, Inc., Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Denali, Everest Premier and Everest Security Insurance Company ("Everest Security").  All amounts are reported in U.S. dollars.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders' equity, net of income taxes in "accumulated other comprehensive income (loss)" in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders' equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, an investment manager's valuation committee will estimate fair value and in many instances, these fair values are supported with opinions from qualified independent third parties.  All fair value estimates from investment managers are reviewed by the Company for reasonableness.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, a private placement liquidity sweep facility and rabbi trusts.  Cash contributions to and cash distributions from the sweep facility are reported gross in cash flows from investing activities in the consolidated statements of cash flows.  Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management's assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Reinsurance receivables and premium receivables	$23,473	$23,360

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Deferred acquisition costs	$1,303,963	$1,188,692	$1,183,646

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental ("A&E") exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company's loss and LAE reserves represent management's best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

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

G.  Premium Revenues.
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts.  Unearned premium reserves are established relative to the unexpired contract period.  For reinsurance contracts, such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data.  Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted.  Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued.  Premiums are net of ceded reinsurance.

Payout annuity premiums are recognized as revenue over the premium-paying period of the policies.

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2017 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

The business units' base currency financial statements are translated to U.S. dollars using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the income statements.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income loss and accumulated in shareholders' equity.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Net income (loss) per share:
Numerator
Net income (loss)	$468,968	$996,344	$977,869
Less: dividends declared-common shares and nonvested common shares	(207,242)	(195,384)	(175,107)
Undistributed earnings	261,725	800,960	802,762
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%
	258,952	792,415	794,309
Add: dividends declared-common shareholders	205,182	193,413	173,367
Numerator for basic and diluted earnings per common share	$464,134	$985,829	$967,676

Denominator
Denominator for basic earnings per weighted-average common shares	40,595	41,329	43,415
Effect of dilutive securities:
Options	248	300	380
Denominator for diluted earnings per adjusted weighted-average common shares	40,843	41,628	43,795

Per common share net income (loss)
Basic	$11.43	$23.85	$22.29
Diluted	$11.36	$23.68	$22.10

(1) Basic weighted-average common shares outstanding	40,595	41,329	43,415
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	41,030	41,774	43,877
Percentage allocated to common shareholders	98.9%	98.9%	98.9%
(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2017, 2016 and 2015.

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

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2017	2016

Equity index put option contracts	Equity index put option liability	$12,477	$22,059
Total		$12,477	$22,059

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2017	2016	2015

Equity index put option contracts	Net derivative gain (loss)	$9,581	$18,647	$6,317
Total		$9,581	$18,647	$6,317

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

P.  Application of Recently Issued Accounting Guidance.
Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cut and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company has decided to early adopt the guidance as of December 31, 2017.  The adoption has resulted in a reclass of $1,250 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders equity.

Accounting for Impact on Income Taxes due to Tax Reform.  In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on the application of FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release. The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves. Because of uncertainty in how the Internal Revenue Service ("IRS") intends to implement the modifications and the necessary transition calculation, the Company has determined that a reasonable estimate cannot be determined and has followed the provisions of the tax laws that were in effect prior to the modifications. In 2018, the Company expects to record adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts are finalized.  Further adjustments are not expected to have a material impact on the Company's financial statements.

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

The following table presents certain financial statement line items as previously reported in 2016 and 2015, the effect of those line items due to treating the cost of shares withheld upon settlement of share-based compensation awards as a financing activity with the Statements of Cash Flows and the line items as currently reported within the financial statements.

	Years Ended December 31,
Consolidated Statements of Cash Flows:	2016			2015
		Effect of			Effect of
		adoption of			adoption of
	As previously	new accounting		As previously	new accounting
	reported	policy	As adopted	reported	policy	As adopted
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$(56,204)	$10,595	$(45,609)	$(8,934)	$11,601	$2,667
Net cash provided by (used in) operating activities	1,373,005	10,595	1,383,600	1,096,634	11,601	1,108,235

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(10,595)	(10,595)	-	(11,601)	(11,601)
Net cash provided by (used in) financing activities	(570,921)	(10,595)	(581,516)	(561,569)	(11,601)	(573,170)

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

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-01 to have a material impact on its financial statements.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company's financial statements.

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

CONSOLIDATED BALANCE SHEET:	December 31, 2015
		Effect of
		adoption of
	As previously	new accounting
(Dollars in thousands)	reported	policy	As adopted
ASSETS:
Short-term investments	$1,795,455	$(995,771)	$799,684
Total investments and cash	17,672,176	(995,771)	16,676,405
Premiums receivable	1,479,293	3,797	1,483,090
Reinsurance receivables	840,420	53,617	894,037
Deferred acquisition costs	373,072	(721)	372,351
Prepaid reinsurance premiums	157,424	7,547	164,971
Other assets	265,634	56,184	321,818
TOTAL ASSETS	21,426,175	(875,347)	20,550,828

LIABILITIES:
Funds held under reinsurance treaties	88,544	(75,000)	13,544
Commission reserves	79,849	(19,751)	60,098
Other net payable to reinsurers	166,822	6,265	173,087
Other liabilities	291,322	(30,000)	261,322
Total liabilities	13,060,729	(118,486)	12,942,243

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interests - Mt. Logan Re	756,861	(756,861)	-

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	21,426,175	(875,347)	20,550,828

CONSOLIDATED STATEMENTS OF OPERATIONS	Twelve Months Ended December 31, 2015
AND COMPREHENSIVE INCOME (LOSS):		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in thousands)
REVENUES:
Premiums earned	$5,481,459	$(188,617)	$5,292,842
Net investment income	473,825	(352)	473,473
Other income (expense)	60,435	27,845	88,280
Total revenues	5,837,889	(161,124)	5,676,765

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,101,915	(37,200)	3,064,715
Commission, brokerage, taxes and fees	1,202,036	(18,390)	1,183,646
Other underwriting expenses	265,984	(8,915)	257,069
Total claims and expenses	4,629,380	(64,505)	4,564,875

INCOME (LOSS) BEFORE TAXES	1,208,509	(96,619)	1,111,890
NET INCOME (LOSS)	1,074,488	(96,619)	977,869

Net income (loss) attributable to noncontrolling interests	(96,619)	96,619	-

NET INCOME (LOSS) ATTRIBUTABLE TO EVEREST RE GROUP	977,869	(977,869)	-

CONSOLIDATED STATEMENT OF CASH FLOWS:	Twelve Months Ended December 31, 2015
		Effect of
		adoption of
	As previously	new accounting
(Dollars in thousands)	reported	policy	As adopted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,074,488	$(96,619)	$977,869
Decrease (increase) in premiums receivable	(93,837)	(4,374)	(98,211)
Decrease (increase) in funds held by reinsureds, net	31,225	(75,000)	(43,775)
Decrease (increase) in reinsurance receivables	(240,414)	(24,689)	(265,103)
Decrease (increase) in prepaid reinsurance premiums	(14,486)	(7,333)	(21,819)
Increase (decrease) in other net payable to reinsurers	38,262	5,465	43,727
Change in other assets and liabilities, net	264	(9,198)	(8,934)
Net cash provided by (used in) operating activities	1,308,382	(211,748)	1,096,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(98,903)	440,636	341,733
Net cash provided by (used in) investing activities	(1,121,737)	440,636	(681,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party investment in redeemable noncontrolling interest	266,848	(266,848)	-
Subscription advances for third party redeemable noncontrolling interest	30,000	(30,000)	-
Dividends paid on third party investment in redeemable noncontrolling interest	(68,158)	68,158	-
Net cash provided by (used in) financing activities	(332,879)	(228,690)	(561,569)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,582)	(198)	(7,780)

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

2.      INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,540,952	$9,816	$(14,076)	$1,536,692	$-
Obligations of U.S. states and political subdivisions	563,790	22,123	(444)	585,469	-
Corporate securities	5,658,456	81,724	(41,175)	5,699,005	2,488
Asset-backed securities	532,473	869	(1,982)	531,360	-
Mortgage-backed securities
Commercial	235,794	616	(2,369)	234,041	-
Agency residential	2,236,361	10,379	(35,838)	2,210,902	-
Non-agency residential	497	41	(44)	494	-
Foreign government securities	1,305,070	43,804	(34,847)	1,314,027	178
Foreign corporate securities	2,616,205	77,045	(48,406)	2,644,844	950
Total fixed maturity securities	$14,689,598	$246,417	$(179,181)	$14,756,834	$3,616
Equity securities	$130,287	$2,615	$(3,372)	$129,530	$-

	At December 31, 2016
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,115,208	$20,410	$(5,303)	$1,130,315	$-
Obligations of U.S. states and political subdivisions	723,938	18,016	(11,970)	729,984	-
Corporate securities	5,059,388	131,651	(35,758)	5,155,281	7,936
Asset-backed securities	488,824	1,110	(1,286)	488,648	-
Mortgage-backed securities
Commercial	308,827	1,983	(3,878)	306,932	-
Agency residential	2,415,901	17,478	(27,910)	2,405,469	-
Non-agency residential	642	44	(45)	641	-
Foreign government securities	1,254,175	61,226	(57,241)	1,258,160	115
Foreign corporate securities	2,565,710	130,714	(64,446)	2,631,978	1,184
Total fixed maturity securities	$13,932,613	$382,632	$(207,837)	$14,107,408	$9,235
Equity securities	$129,553	$2,298	$(12,784)	$119,067	$-

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

	At December 31, 2017		At December 31, 2016
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,041,885	$1,050,094	$956,945	$966,970
Due after one year through five years	7,545,731	7,554,248	6,769,585	6,870,056
Due after five years through ten years	2,214,473	2,231,456	2,020,215	2,052,733
Due after ten years	882,384	944,239	971,674	1,015,959
Asset-backed securities	532,473	531,360	488,824	488,648
Mortgage-backed securities:
Commercial	235,794	234,041	308,827	306,932
Agency residential	2,236,361	2,210,902	2,415,901	2,405,469
Non-agency residential	497	494	642	641
Total fixed maturity securities	$14,689,598	$14,756,834	$13,932,613	$14,107,408

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(101,940)	$85,972
Fixed maturity securities, other-than-temporary impairment	(5,618)	7,734
Equity securities	9,730	2,845
Other invested assets	3,037	60
Change in unrealized appreciation (depreciation), pre-tax	(94,791)	96,611
Deferred tax benefit (expense)	21,905	(22,075)
Deferred tax benefit (expense), other-than-temporary impairment	1,588	(1,789)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(71,298)	$72,747

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2017 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,077,051	$(8,380)	$224,189	$(5,696)	$1,301,240	$(14,076)
Obligations of U.S. states and political subdivisions	4,400	(27)	37,886	(417)	42,286	(444)
Corporate securities	1,779,292	(24,942)	700,098	(16,233)	2,479,390	(41,175)
Asset-backed securities	301,316	(1,467)	72,780	(515)	374,096	(1,982)
Mortgage-backed securities
Commercial	101,821	(572)	64,272	(1,797)	166,093	(2,369)
Agency residential	610,941	(4,836)	1,343,547	(31,002)	1,954,488	(35,838)
Non-agency residential	-	-	69	(44)	69	(44)
Foreign government securities	327,790	(12,811)	331,432	(22,036)	659,222	(34,847)
Foreign corporate securities	691,865	(19,381)	450,860	(29,025)	1,142,725	(48,406)
Total fixed maturity securities	$4,894,476	$(72,416)	$3,225,133	$(106,765)	$8,119,609	$(179,181)
Equity securities	-	-	113,506	(3,372)	113,506	(3,372)
Total	$4,894,476	$(72,416)	$3,338,639	$(110,137)	$8,233,115	$(182,553)

	Duration of Unrealized Loss at December 31, 2017 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$247,927	$(962)	$206,113	$(7,643)	$454,040	$(8,605)
Due in one year through five years	2,930,977	(42,480)	1,200,414	(52,143)	4,131,391	(94,623)
Due in five years through ten years	612,702	(20,154)	292,245	(12,680)	904,947	(32,834)
Due after ten years	88,792	(1,945)	45,693	(941)	134,485	(2,886)
Asset-backed securities	301,316	(1,467)	72,780	(515)	374,096	(1,982)
Mortgage-backed securities	712,762	(5,408)	1,407,888	(32,843)	2,120,650	(38,251)
Total fixed maturity securities	$4,894,476	$(72,416)	$3,225,133	$(106,765)	$8,119,609	$(179,181)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2017 were $8,233,115 thousand and $182,553 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2017, did not exceed 8.9% of the overall market value of the Company's fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.1% of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $72,416 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses, $68,107 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $106,765 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign corporate securities, foreign government securities, domestic corporate securities and U.S. government agencies and corporations.  Of these unrealized losses, $103,739 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities	$427,379	$410,337	$433,097
Equity securities	34,523	40,707	45,617
Short-term investments and cash	4,177	1,769	1,225
Other invested assets
Limited partnerships	83,569	38,647	14,431
Other	10,125	2,852	1,804
Gross investment income before adjustments	559,773	494,312	496,174
Funds held interest income (expense)	11,874	7,853	10,767
Future policy benefit reserve income (expense)	(1,282)	(1,633)	(1,907)
Gross investment income	570,365	500,532	505,034
Investment expenses	(27,467)	(27,447)	(31,561)
Net investment income	$542,898	$473,085	$473,473

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

The Company had contractual commitments to invest up to an additional $646,645 thousand in limited partnerships at December 31, 2017.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at December 31, 2017 and 2016 included $447,915 thousand and $378,862 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturity securities, market value:
Other-than-temporary impairments	$(7,093)	$(31,595)	$(102,199)
Gains (losses) from sales	17,714	6,918	(22,310)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1,586)	24
Gains (losses) from fair value adjustments	-	1,381	(44)
Equity securities, market value:
Gains (losses) from sales	(3,424)	1,426	(6,702)
Equity securities, fair value:
Gains (losses) from sales	6,969	(13,442)	(7,305)
Gains (losses) from fair value adjustments	138,973	57,686	(45,627)
Sale of Subsidiary	-	(28,032)	-
Other invested assets	61	18	-
Short-term investments gain (loss)	(6)	10	16
Total net realized capital gains (losses)	$153,194	$(7,216)	$(184,147)

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
The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Proceeds from sales of fixed maturity securities	$2,401,844	$1,264,271	$1,725,917
Gross gains from sales	58,589	53,093	47,899
Gross losses from sales	(40,875)	(47,761)	(70,185)

Proceeds from sales of equity securities	$651,433	$729,782	$642,980
Gross gains from sales	24,809	18,462	27,675
Gross losses from sales	(21,264)	(30,478)	(41,682)

Securities with a carrying value amount of $1,482,707 thousand at December 31, 2017 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Gross reserves at January 1	$10,312,313	$9,951,798	$9,720,813
Less reinsurance recoverables	(990,862)	(881,503)	(655,095)
Net reserves at January 1	9,321,451	9,070,295	9,065,718

Incurred related to:
Current year	4,815,967	3,434,964	3,129,744
Prior years	(293,386)	(295,335)	(65,029)
Total incurred losses and LAE	4,522,581	3,139,629	3,064,715

Paid related to:
Current year	1,280,605	745,642	690,030
Prior years	2,062,634	2,042,972	2,180,076
Total paid losses and LAE	3,343,239	2,788,614	2,870,106

Foreign exchange/translation adjustment	170,879	(99,859)	(190,032)

Net reserves at December 31	10,671,672	9,321,451	9,070,295
Plus reinsurance recoverables	1,212,649	990,862	881,503
Gross reserves at December 31	$11,884,321	$10,312,313	$9,951,798

Current year incurred losses were $4,815,967 thousand at December 31, 2017 compared to $3,434,964 thousand at December 31, 2016.  The increase in current year incurred losses was primarily due to $1,502,511 thousand of catastrophe losses incurred in 2017, mainly related to Hurricane Irma, Hurricane Maria, Hurricane Harvey and the Mexico City earthquake in the third quarter and the California wildfires in the fourth quarter.  The $221,787 thousand increase in reinsurance recoverables from December 31, 2016 is primarily due to recoverables from these catastrophe losses.

Incurred prior years' reserves decreased by $293,386 thousand, $295,335 thousand and $65,029 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $238,378 thousand, related primarily to property and short-tail business in the U.S. and Bermuda as well as favorable development on prior year catastrophe losses, partially offset by $37,137 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $55,007 thousand mainly on its workers compensation business, which is largely written in California.

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

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company's financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2016 is presented as supplementary information.

These tables present six years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$401,208	$396,348	$329,918	$326,226	$322,346	$322,565	46,925	N/A
2013		311,205	388,852	386,448	389,284	373,749	93,170	N/A
2014			367,685	384,036	392,897	376,147	135,094	N/A
2015				326,444	354,411	346,598	163,674	N/A
2016					330,385	345,872	221,582	N/A
2017						337,220	272,301	N/A
						$2,102,152

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$10,106	$38,799	$83,546	$144,228	$188,127	$219,687
2013		14,966	49,254	109,285	171,491	212,063
2014			18,903	54,460	110,545	164,958
2015				19,959	53,707	107,130
2016					18,941	58,329
2017						25,807
						$787,973
All outstanding liabilities prior to 2012, net of reinsurance						945,365
Liabilities for claims and claim adjustment expenses, net of reinsurance						$2,259,543

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	5.2%	9.7%	15.1%	16.5%	12.1%	9.8%

U.S. Reinsurance – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$938,601	$725,098	$623,648	$610,631	$610,276	$606,657	16,054	N/A
2013		622,938	549,240	496,089	457,205	450,155	3,744	N/A
2014			641,956	551,402	474,834	439,279	10,087	N/A
2015				679,721	544,879	489,437	43,074	N/A
2016					966,781	792,187	109,698	N/A
2017						1,586,271	546,690	N/A
						$4,363,986

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$242,627	$403,010	$494,159	$530,630	$548,146	$565,001
2013		234,991	323,776	382,559	406,717	421,086
2014			218,933	322,307	370,796	396,820
2015				226,696	328,079	389,975
2016					286,444	552,545
2017						573,713
						$2,899,139
All outstanding liabilities prior to 2012, net of reinsurance						60,784
Liabilities for claims and claim adjustment expenses, net of reinsurance						$1,525,631

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	40.4%	27.1%	13.1%	5.8%	3.0%	2.8%

International – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$227,948	$150,293	$139,412	$139,717	$122,272	$124,525	15,504	N/A
2013		188,025	172,834	170,467	150,865	148,265	28,514	N/A
2014			199,941	192,814	174,864	173,512	48,051	N/A
2015				197,518	183,842	179,038	65,441	N/A
2016					187,347	185,209	99,564	N/A
2017						194,925	143,028	N/A
						$1,005,474

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$19,429	$31,226	$47,743	$58,671	$68,806	$80,760
2013		18,472	42,905	57,067	70,853	79,808
2014			26,813	46,921	65,505	77,474
2015				25,231	50,706	72,943
2016					27,391	53,345
2017						27,791
						$392,120
All outstanding liabilities prior to 2012, net of reinsurance						145,624
Liabilities for claims and claim adjustment expenses, net of reinsurance						$758,977

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	14.4%	13.3%	11.4%	8.2%	7.0%	9.6%

International – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$573,735	$528,305	$476,043	$479,524	$479,764	$480,506	1,408	N/A
2013		505,569	456,098	419,238	411,751	411,244	1,572	N/A
2014			599,886	546,124	501,195	445,950	7,250	N/A
2015				572,741	442,366	442,460	21,359	N/A
2016					538,515	509,642	72,123	N/A
2017						909,349	322,168	N/A
						$3,199,151

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$206,138	$336,226	$406,317	$430,935	$444,579	$455,715
2013		139,602	279,575	334,994	366,226	380,369
2014			167,362	291,893	360,863	393,241
2015				149,495	270,540	341,937
2016					159,858	294,628
2017						280,649
						$2,146,540
All outstanding liabilities prior to 2012, net of reinsurance						103,727
Liabilities for claims and claim adjustment expenses, net of reinsurance						$1,156,337

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	34.5%	28.4%	14.9%	6.6%	3.1%	2.3%

Bermuda – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$288,697	$266,090	$245,087	$234,742	$241,295	$242,044	49,365	N/A
2013		231,658	262,083	256,555	265,366	255,034	85,969	N/A
2014			214,950	247,916	265,623	261,968	125,790	N/A
2015				282,046	309,169	314,580	150,231	N/A
2016					300,633	358,834	210,524	N/A
2017						362,365	286,954	N/A
						$1,794,825

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$13,377	$30,638	$52,690	$77,461	$104,005	$132,402
2013		17,517	34,814	53,401	78,677	104,610
2014			13,929	25,538	43,779	69,033
2015				14,318	62,136	96,964
2016					48,492	87,950
2017						31,158
						$522,117
All outstanding liabilities prior to 2012, net of reinsurance						478,609
Liabilities for claims and claim adjustment expenses, net of reinsurance						$1,751,317

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	7.7%	9.3%	8.7%	9.9%	10.6%	11.7%

Bermuda – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$242,489	$184,894	$169,173	$164,846	$165,056	$165,817	737	N/A
2013		211,458	153,464	136,667	127,106	126,436	399	N/A
2014			185,865	164,884	138,821	135,607	2,741	N/A
2015				196,374	162,783	149,996	12,333	N/A
2016					211,265	180,278	52,012	N/A
2017						405,011	254,550	N/A
						$1,163,145

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$46,925	$87,774	$119,980	$146,835	$153,521	$156,471
2013		32,790	71,070	112,539	119,844	121,912
2014			29,932	86,034	106,632	127,117
2015				34,305	75,459	114,061
2016					27,748	79,795
2017						40,462
						$639,818
All outstanding liabilities prior to 2012, net of reinsurance						41,326
Liabilities for claims and claim adjustment expenses, net of reinsurance						$564,654

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	18.2%	30.1%	23.0%	12.8%	3.0%	1.8%

Insurance – Casualty Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$349,831	$351,636	$347,165	$348,331	$353,459	$344,074	30,569	15,956
2013		393,819	393,629	393,066	393,209	351,451	43,549	20,755
2014			431,503	457,475	455,004	461,061	132,391	25,009
2015				520,192	528,841	536,494	207,887	26,472
2016					554,546	556,966	276,184	30,384
2017						618,939	474,699	26,419
						$2,868,985

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,202	$101,311	$157,947	$213,520	$246,496	$272,165
2013		33,317	117,054	176,338	224,652	260,257
2014			41,197	124,955	201,725	256,954
2015				44,322	134,787	219,105
2016					54,747	164,415
2017						53,926
						$1,226,821
All outstanding liabilities prior to 2012, net of reinsurance						492,565
Liabilities for claims and claim adjustment expenses, net of reinsurance						$2,134,728

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Casualty	9.1%	19.4%	16.4%	13.8%	9.9%	7.5%

Insurance – Property Business

							At December 31, 2017
							Total of
							IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance						Plus Expected
	Years Ended December 31,						Development	Cumulative
	2012	2013	2014	2015	2016	2017	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$106,397	$89,072	$81,797	$82,500	$82,068	$81,851	52	N/A
2013		112,122	98,290	91,407	92,292	92,381	509	N/A
2014			131,817	123,811	120,044	119,576	1,064	N/A
2015				173,196	153,145	144,202	(1,388)	N/A
2016					303,241	276,110	(612)	N/A
2017						526,318	186,608	N/A
						$1,240,439

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,508	$81,820	$80,519	$81,800	$81,940	$81,731
2013		68,726	93,241	91,989	92,259	91,868
2014			81,875	116,135	118,327	118,323
2015				102,300	141,494	142,670
2016					162,930	250,221
2017						206,938
						$891,750
All outstanding liabilities prior to 2012, net of reinsurance						1,258
Liabilities for claims and claim adjustment expenses, net of reinsurance						$349,948

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6
Property	63.5%	29.5%	0.2%	0.5%	-0.1%	-0.3%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2017
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$2,259,543
U.S. Reinsurance Property	1,525,631
International Casualty	758,977
International Property	1,156,337
Bermuda Casualty	1,751,317
Bermuda Property	564,654
Insurance Casualty	2,134,728
Insurance Property	349,948
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	10,501,136

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	110,852
U.S. Reinsurance Property	192,205
International Casualty	92,937
International Property	116,737
Bermuda Casualty	2,975
Bermuda Property	144,242
Insurance Casualty	492,606
Insurance Property	60,095
Total reinsurance recoverable on unpaid claims	1,212,649

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	136,611
Other	33,925
170,536

Total gross liability for unpaid claims and claim adjustment expense	$11,884,321

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Gross basis:
Beginning of period reserves	$441,111	$433,117	$476,205
Incurred losses	90,009	73,336	40,000
Paid losses	(82,126)	(65,342)	(83,088)
End of period reserves	$448,994	$441,111	$433,117

Net basis:
Beginning of period reserves	$319,072	$319,620	$458,211
Incurred losses	37,137	53,909	38,440
Paid losses	(38,128)	(54,457)	(177,031)
End of period reserves	$318,081	$319,072	$319,620

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,348,226 thousand and $1,018,325 thousand at December 31, 2017 and 2016, respectively.  At December 31, 2017, $356,556 thousand, or 26.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $153,815 thousand, or 11.4%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $113,922 thousand, or 8.4%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $98,121 thousand, or 7.3%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); and $82,234 thousand, or 6.1%, was receivable from Munich Reinsurance America, Inc. ("Munich Re").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of year	$55,074	$58,910	$59,820
Liabilities assumed	115	175	315
Adjustments to reserves	(437)	303	2,310
Benefits paid in the current year	(3,738)	(4,315)	(3,535)
Balance at end of year	$51,014	$55,074	$58,910

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for sixty-six private placement securities at December 31, 2017, the investment manager's valuation committee valued sixty-five of these private placement securities at $165,173 thousand.  A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.  Due to the unavailability of prices for forty-two private placement securities at December 31, 2016, the investment manager's valuation committee valued the forty-two securities at $86,536 thousand.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2017 and 2016 of $386,241 thousand and $256,041 thousand, respectively, and all prices were obtained from publicly published sources.

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

The fixed maturities with fair values categorized as level 3 result when prices are not available from the nationally recognized pricing services.  The asset managers will then obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.  If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.  In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information or receive fair values from investment managers.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the December 31, 2017 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 2%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2017, the present value of these theoretical maximum payouts using a 3% discount factor was $400,534 thousand.  Conversely, if the contracts had all expired on December 31, 2017, with the S&P index at $2,673.61, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the December 31, 2017 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 11%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2017, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,212 thousand.  Conversely, if the contract had expired on December 31, 2017, with the FTSE index at ₤7,687.77, there would have been no settlement amount.

At December 31, 2017 and 2016, the fair value for these equity put options was $12,477 thousand and $22,059 thousand, respectively.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,536,692	$-	$1,536,692	$-
Obligations of U.S. States and political subdivisions	585,469	-	585,469	-
Corporate securities	5,699,005	-	5,488,819	210,186
Asset-backed securities	531,360	-	531,360	-
Mortgage-backed securities
Commercial	234,041	-	234,041	-
Agency residential	2,210,902	-	2,210,902	-
Non-agency residential	494	-	494	-
Foreign government securities	1,314,027	-	1,314,027	-
Foreign corporate securities	2,644,844	-	2,637,892	6,952
Total fixed maturities, market value	14,756,834	-	14,539,696	217,138

Equity securities, market value	129,530	113,506	16,024	-
Equity securities, fair value	963,572	941,739	21,833	-

Liabilities:
Equity index put option contracts	$12,477	$-	$-	$12,477

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2017.

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

In addition, $79,505 thousand and $18,801 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2017			December 31, 2016
	Corporate	Foreign		Corporate		Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	CMBS	Corporate	Total
Beginning balance	$65,197	$2,538	$67,735	$3,933	$-	$1,593	$5,526
Total gains or (losses) (realized/unrealized)
Included in earnings	1,655	356	2,011	100	-	(1,193)	(1,093)
Included in other comprehensive income (loss)	(992)	46	(946)	41	16	-	57
Purchases, issuances and settlements	144,326	4,800	149,126	63,054	(44)	2,138	65,148
Transfers in and/or (out) of Level 3	-	(788)	(788)	(1,931)	28	-	(1,903)
Ending balance	$210,186	$6,952	$217,138	$65,197	$-	$2,538	$67,735

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were ($788) thousand and ($1,903) thousand of investments primarily related to securities that were priced using single non-binding broker quotes as of December 31, 2016 and 2015, respectively.  The securities were subsequently priced using a recognized pricing service as of December 31, 2017 and 2016, respectively, and were classified as level 2 as of those dates.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Liabilities:
Balance, beginning of period	$22,059	$40,705
Total (gains) or losses (realized/unrealized)
Included in earnings	(9,581)	(18,647)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$12,477	$22,059

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.     CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,050,000 thousand and an additional credit facility for a total commitment of up to £145,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Credit facility fees incurred	$420	$793	$756

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2017, was $5,867,715 thousand.  As of December 31, 2017, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2017			At December 31, 2016
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	538,214	12/31/2018	600,000	478,233	12/31/2017
Total Wells Fargo Bank Group Credit Facility		$800,000	$538,214		$800,000	$478,233

Bermuda Re Letter of Credit Facility

Effective December 29, 2017, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the "Bermuda Re Letter of Credit Facility", which commitment is reconfirmed annually with updated fees.  The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $250,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$250,000	$3,297	2/28/2018	$200,000	$4,058	2/28/2017
		3,672	11/24/2018		3,672	11/24/2017
		73,626	12/31/2018		69,404	12/31/2017
		344	8/30/2019		269	8/30/2018
		93,855	12/30/2021		1,163	12/31/2018
		-			93,180	12/30/2020
Total Citibank Bilateral Agreement	$250,000	$174,794		$200,000	$171,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2017, was $5,867,715 thousand.  As of December 31, 2017, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2017			At December 31, 2016
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£145,000	£-		£140,000	£130,606	12/31/2019
	-	-		-	-
Total Lloyd's Bank Credit Facility	£145,000	£-		£140,000	£130,606

6.      SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2017		December 31, 2016
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,834	$420,340	$396,714	$383,612

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest expense incurred	$19,472	$19,472	$19,472

7.     LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2017		December 31, 2016
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,561	$233,072	$236,462	$204,636

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for November 16, 2017 to February 15, 2018 is 3.80%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest expense incurred	$11,498	$15,749	$15,749

8.      COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2017, the total amount on deposit in trust accounts was $822,409 thousand.

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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2017	2016	2015
(Dollars in thousands)
Ceded written premiums	228,514	197,537	234,001
Ceded earned premiums	226,505	191,568	226,385
Ceded losses and LAE	323,664	44,802	40,807

Assumed written premiums	11,984	14,563	15,421
Assumed earned premiums	11,984	14,563	15,421
Assumed losses and LAE	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $837,202 thousand and $932,243 thousand at December 31, 2017 and 2016, respectively.  Of this amount, Group had investments valued at $50,373 thousand and $58,955 thousand at December 31, 2017 and 2016, respectively, in the segregated accounts.

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

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  As of December 31, 2017, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to-date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements, resulting in a recovery.

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

9.      OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2017, for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2018	$16,990
2019	17,964
2020	17,115
2021	8,035
2022	7,669
Thereafter	24,668
Net commitments	$92,440

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2018 to 2032, are for the rental of office space.  Rental expense was $19,490 thousand, $17,663 thousand and $15,986 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

10.   INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda Subsidiaries.  The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of the foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax.  Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity. The TCJA, enacted on December 22, 2017, caused the Company to record income tax expense of $8,246 thousand in 2017.  The income tax expense reflects the lower 21% tax benefit to be realized by the Company under the TCJA upon the reversal of the temporary differences in its deferred tax inventory account versus the 35% tax benefit that had been expected to be realized before TCJA.  The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current tax expense (benefit):
U.S.	$(117,173)	$30,971	$90,486
Non-U.S.	2,849	4,228	14,811
Total current tax expense (benefit)	(114,324)	35,199	105,297
Deferred tax expense (benefit):
U.S.	49,763	70,995	28,724
Non-U.S.	777	(2,694)	-
Total deferred tax expense (benefit)	50,540	68,301	28,724

Total income tax expense (benefit)	$(63,784)	$103,500	$134,021

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$(516,167)	$308,646	$208,821	$480,602	$294,386	$493,025
Net investment income	255,310	287,588	230,691	242,393	234,709	238,763
Net realized capital gains (losses)	148,099	5,095	(16,465)	9,249	(159,268)	(24,879)
Net derivative gain (loss)	-	9,581	-	18,647	-	6,317
Corporate expenses	(7,394)	(18,529)	(8,276)	(18,955)	(7,179)	(16,075)
Interest, fee and bond issue cost amortization expense	(31,183)	(420)	(35,435)	(793)	(35,434)	(756)
Other income (expense)	30,325	(65,767)	(5,536)	(5,101)	27,706	60,574
Pre-tax income (loss)	$(121,010)	$526,194	$373,801	$726,043	$354,920	$756,970

Expected tax provision at the applicable statutory rate(s)	(42,355)	6,843	130,830	2,387	124,221	14,848
Increase (decrease) in taxes resulting from:
Tax exempt income	(8,488)	-	(9,078)	-	(10,004)	-
Dividend received deduction	(4,639)	-	(4,913)	-	(5,364)	-
Proration	1,760	-	1,931	-	2,160	-
Affiliated preferred stock dividends	10,861	-	10,861	-	13,608	-
Creditable foreign premium tax	(7,515)	-	(6,134)	-	(7,492)	-
Tax audit settlement	(11,516)	-	(18,644)	-	-	-
Share based compensation tax benefits formerly in APIC	(6,716)	(235)	-	-	-	-
Impact of U.S. tax reform	8,246	-	-	-	-	-
Impact of prior year accounting adjustment	(8,986)	-	-	-	-	-
Other	1,938	(2,982)	(2,887)	(853)	2,081	(37)
Total income tax provision	$(67,410)	$3,626	$101,966	$1,534	$119,210	$14,811

(Some amounts may not reconcile due to rounding.)

During 2016, the Internal Revenue Service ("IRS") completed its audit of the Company for 2009 through 2013 tax years and issued a final Revenue Agent Report ("RAR").  The RAR reflected that the IRS owed the Company a net refund for five years of $43,682 thousand plus net interest of $1,252 thousand.  The net refund due to the Company resulted primarily from the carryback of capital losses incurred in 2009 and 2010 to 2006 and 2007, from the conversion of foreign premium tax deductions into Foreign Tax Credits ("FTC") and from increased utilization of such FTCs as well as the increased utilization of Alternative Minimum Tax ("AMT") credit carryforwards.  The gross refunds, by year, which were $5,000 thousand or greater, had to be reviewed and approved by IRS Joint Committee and were approved in July, 2017.  The Company received the expected refunds from the IRS in early 2018.

The Company's 2014 and subsequent tax years are open to audit by the IRS.

In addition, the Company subsequently filed amended tax returns for 2006, 2007, 2008, the RAR years, and 2014 and plans to file amended 2015 and 2016 tax returns for $29,385 thousand in additional net refunds plus interest.  These additional net refunds also result primarily from the conversion of foreign premium tax deductions into FTCs.

The Company has no reserve for uncertain tax positions.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  Under the TCJA, temporary differences at December 31, 2017, are now expected to reverse at a 21% tax rate, whereas, at December 31, 2016, such items were expected to reverse at a 35% tax rate.   The principal items making up the net deferred income tax assets/ (liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Unearned premium reserves	$55,034	$37,573
Loss reserves	52,649	104,547
Net unrealized losses on benefit plans	19,120	35,271
Foreign tax credits	15,914	-
Benefit plan liability	10,417	14,576
Net operating loss carryforward	9,645	6,341
Uncollectible reinsurance reserves	3,320	5,534
Deferred expenses	1,759	2,884
Unrealized foreign currency losses	1,550	27,410
Investment impairments	1,144	3,093
Alternative minimum tax credits	363	-
Other assets	10,494	14,843
Total deferred tax assets	181,409	252,071

Deferred tax liabilities:
Deferred acquisition costs	64,997	26,652
Net fair value income	58,983	78,740
Net unrealized investment gains	11,576	20,698
Gain on tender of debt	3,287	10,958
Partnership investments	2,149	11,912
Other liabilities	2,174	3,086
Total deferred tax liabilities	143,165	152,045

Net deferred tax assets	38,244	100,026
Less: Valuation allowance	(9,560)	(3,846)
Total net deferred tax assets	$28,684	$96,181

(Some amounts may not reconcile due to rounding.)

At December 31, 2017, the Company has $15,914 thousand of FTCs and $363 thousand of AMT credit carry forwards.  The FTCs expire at the end of 2027 and the AMT credit does not expire.  Management believes that it is more likely than not that the Company will realize the majority of its deferred tax assets, however, a valuation allowance  of $9,560 thousand and $3,846 thousand has been recorded in 2017 and 2016, respectively, against the net operating loss ("NOL") deferred tax assets in its Canadian and UK subsidiaries.  The Canadian NOLs begin to expire in 2035 and the UK NOLs do not expire.

The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves enacted by the TCJA.  Modifications include the extension of long-tail payment patterns out 24 years, and the use of an interest rate based upon the corporate bond yield curve.  The IRS is required to provide discount factors following these new parameters based upon industry loss payment data.  Because of uncertainty in how the Treasury/IRS intend to implement the modifications and the necessary transition calculation, the Company has determined that a reasonable estimate cannot be determined, and has followed the provisions of the tax laws that were in effect prior to the modifications.

The Company has made a provisional estimated tax expense of the effects of the TCJA on its deferred tax inventory at December 31, 2017 of $8,246 thousand.  Any adjustments, if necessary, during the measurement period guidance outlined in SAB 118 will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per the new guidance, the Company recorded excess tax benefits of $6,951 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2017.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets. In 2016, the Company recorded excess tax benefits of $6,861 thousand related to restricted stock vestings and stock option exercises as part of additional paid-in capital.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $626 thousand and $597 thousand in 2017 and 2016, respectively.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Written premiums:
Direct	$2,083,555	$1,819,588	$1,569,791
Assumed	5,090,367	4,214,286	4,321,922
Ceded	(929,261)	(762,969)	(709,402)
Net written premiums	$6,244,661	$5,270,905	$5,182,311

Premiums earned:
Direct	$1,825,705	$1,694,702	$1,491,163
Assumed	4,945,522	4,361,944	4,500,526
Ceded	(833,387)	(736,180)	(698,847)
Net premiums earned	$5,937,840	$5,320,466	$5,292,842

Incurred losses and LAE:
Direct	$1,311,682	$1,496,455	$1,268,896
Assumed	3,909,816	2,121,902	2,152,633
Ceded	(698,917)	(478,728)	(356,814)
Net incurred losses and LAE	$4,522,581	$3,139,629	$3,064,715

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(81,915)	$21,597	$(60,318)	$65,645	$(13,961)	$51,684	$(333,657)	$54,502	$(279,155)
URA(D) on securities - OTTI	(5,618)	1,588	(4,030)	7,734	(1,789)	5,945	8,411	(3,383)	5,028
Reclassification of net realized losses (gains) included in net income (loss)	(7,258)	308	(6,950)	23,232	(8,114)	15,118	131,211	(37,523)	93,688
Foreign currency translation adjustments	142,054	(20,137)	121,917	(53,802)	(1,539)	(55,341)	(140,918)	29,388	(111,530)
Benefit plan actuarial net gain (loss)	1,300	(273)	1,027	(11,520)	4,032	(7,488)	8,740	(3,059)	5,681
Reclassification of benefit plan liability amortization included in net income (loss)	8,426	(2,949)	5,477	7,805	(2,732)	5,073	9,563	(3,347)	6,216
Total other comprehensive income (loss)	$56,989	$134	$57,123	$39,094	$(24,103)	$14,991	$(316,650)	$36,578	$(280,072)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2017	2016	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(7,258)	$23,232	Other net realized capital gains (losses)
	308	(8,114)	Income tax expense (benefit)
	$(6,950)	$15,118	Net income (loss)

Benefit plan net gain (loss)	$8,426	$7,805	Other underwriting expenses
	(2,949)	(2,732)	Income tax expense (benefit)
	$5,477	$5,073	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Beginning balance of URA (D) on securities	$115,558	$42,811
Current period change in URA (D) of investments - temporary	(67,268)	66,802
Current period change in URA (D) of investments - non-credit OTTI	(4,030)	5,945
Reclass due to early adoption of ASU 2018-02	5,709	-
Ending balance of URA (D) on securities	49,969	115,558

Beginning balance of foreign currency translation adjustments	(266,818)	(211,477)
Current period change in foreign currency translation adjustments	121,917	(55,341)
Reclass due to early adoption of ASU 2018-02	5,970	-
Ending balance of foreign currency translation adjustments	(138,931)	(266,818)

Beginning balance of benefit plan net gain (loss)	(65,504)	(63,089)
Current period change in benefit plan net gain (loss)	6,504	(2,415)
Reclass due to early adoption of ASU 2018-02	(12,929)	-
Ending balance of benefit plan net gain (loss)	(71,929)	(65,504)

Ending balance of accumulated other comprehensive income (loss)	$(160,891)	$(216,764)

(Some amounts may not reconcile due to rounding.)

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company's non-qualified defined benefit pension plan, effective from October 1995 through December 31, 2017, provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under IRS regulations, the following table summarizes the Company's contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Company contributions	$10,534	$30,821	$5,949

The following table summarizes the Company's pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Pension expense	$16,299	$17,188	$22,682

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$281,853	$254,022
Service cost	10,949	10,924
Interest cost	10,034	9,485
Actuarial (gain)/loss	24,679	12,155
Curtailment	(6,209)	-
Benefits paid	(5,104)	(4,733)
Projected benefit obligation at end of year	316,202	281,853

Change in plan assets:
Fair value of plan assets at beginning of year	171,506	135,087
Actual return on plan assets	33,331	10,331
Actual contributions during the year	10,534	30,821
Administrative expenses paid	-	-
Benefits paid	(5,104)	(4,733)
Fair value of plan assets at end of year	210,267	171,506

Funded status at end of year	$(105,935)	$(110,348)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(3,871)	(2,371)
Other liabilities (due beyond one year)	(102,065)	(107,977)
Net amount recognized in the consolidated balance sheets	$(105,935)	$(110,348)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Prior service cost	$-	$-
Accumulated income (loss)	(86,788)	(96,965)
Accumulated other comprehensive income (loss)	$(86,788)	$(96,965)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Other comprehensive income (loss) at December 31, prior year	$(96,965)	$(91,920)
Net gain (loss) arising during period	(4,398)	(12,982)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	-	-
Actuarial loss	8,366	7,937
Curtailment loss recognized	6,209	-
Other comprehensive income (loss) at December 31, current year	$(86,788)	$(96,965)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service cost	$10,949	$10,924	$12,511
Interest cost	10,034	9,485	10,759
Expected return on assets	(13,050)	(11,158)	(11,620)
Amortization of actuarial loss from earlier periods	8,366	7,937	9,243
Amortization of unrecognized prior service cost	-	-	21
Settlement	-	-	1,768
Net periodic benefit cost	$16,299	$17,188	$22,682

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(10,177)	5,045

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$6,122	$22,233

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $6,899 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2017, 2016 and 2015 were 4.16%, 4.38% and 4.00%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2017, 2016 and 2015 was 4.00%.  The expected long-term rate of return on plan assets for 2017, 2016 and 2015 was 7.50% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2017, 2016 and 2015 were 3.62%, 4.16% and 4.38%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan	$245,430	$211,720
Non-qualified Plan	24,482	21,123
Total	$269,912	$232,843

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan
Projected benefit obligation	$291,720	$254,320
Fair value of plan assets	210,267	171,506
Non-qualified Plan
Projected benefit obligation	$24,482	$27,534
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Qualified Plan
Accumulated benefit obligation	$245,430	$211,720
Fair value of plan assets	210,267	171,506
Non-qualified Plan
Accumulated benefit obligation	$24,482	$21,123
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2018	10,205
2019	10,288
2020	12,452
2021	12,331
2022	12,132
Next 5 years	74,239

Plan assets consist of shares in investment trusts with 76%, 12%, 11% and 1% of the underlying assets consisting of equity securities, limited partnerships and multi-strategy equity fund, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,031	$1,031	$-	$-
Mutual funds, fair value
Fixed income (b)	23,361	23,361	-	-
Equities (c)	159,578	159,578	-	-
Total	$183,970	$183,970	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2017.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$3,665	$3,665	$-	$-
Mutual funds, fair value
Fixed income (b)	21,445	21,445	-	-
Equities (c)	122,213	122,213	-	-
Total	$147,323	$147,323	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

In addition, $26,297 thousand and $24,183 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2017 and 2016, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $10,000 thousand and $30,000 thousand to the qualified pension benefit plan for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Incurred expenses	$7,167	$6,058	$5,468

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland, Zurich and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the branch offices ranged from 4.2% to 59.4%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company's incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Incurred expenses	$1,849	$1,560	$1,423

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

The following medical cost trend rates were used to determine benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.3% in 2018 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 7.3% in 2018 was assumed to decrease gradually to 4.5% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$614	$(476)
b. Effect on accumulated post-retirement benefit obligation	7,313	(5,674)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Post-retirement benefit expenses	$2,814	$2,293	$3,280

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$32,071	$31,687
Service cost	1,570	1,418
Interest cost	1,184	1,007
Amendments	(3,526)	(794)
Actuarial (gain)/loss	4,038	(668)
Benefits paid	(619)	(579)
Benefit obligation at end of year	34,717	32,071

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	619	579
Benefits paid	(619)	(579)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(34,717)	$(32,071)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Other liabilities (due within one year)	$(655)	$(614)
Other liabilities (due beyond one year)	(34,062)	(31,457)
Net amount recognized in the consolidated balance sheets	$(34,717)	$(32,071)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
Accumulated income (loss)	$(8,317)	$(4,471)
Accumulated prior service credit (cost)	4,057	$662
Accumulated other comprehensive income (loss)	$(4,260)	$(3,809)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Other comprehensive income (loss) at December 31, prior year	$(3,809)	$(5,139)
Net gain (loss) arising during period	(4,038)	668
Prior Service credit (cost) arising during period	3,526	794
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	192	-
Prior service cost	(131)	(132)
Other comprehensive income (loss) at December 31, current year	$(4,260)	$(3,809)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service cost	$1,570	$1,418	$1,794
Interest cost	1,184	1,007	1,187
Net loss recognition	(131)	(132)	300
Net gain recognition	192	-	-
Net periodic cost	$2,814	$2,293	$3,280

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	451	(1,330)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$3,265	$963

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $543 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2017, 2016 and 2015 were 4.16%, 4.38% and 4.00%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2017, 2016 and 2015 were 3.62%, 4.16% and 4.38%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2018	$655
2019	765
2020	877
2021	975
2022	1,156
Next 5 years	7,965

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $3,085,882 thousand and $2,950,517 thousand at December 31, 2017 and 2016, respectively.  The statutory net income of Bermuda Re was $582,128 thousand, $666,155 thousand and $622,571 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2017, Everest Re has $339,185 thousand available for payment of dividends in 2018 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,391,852 thousand and $3,635,121 thousand at December 31, 2017 and 2016, respectively.  The statutory net loss of Everest Re was $391,419 thousand for the year ended December 31, 2017 and statutory net income of Everest Re was $523,547 thousand and $498,455 thousand for the years ended December 31, 2016 and 2015, respectively.

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

Commencing in 2017, the regulatory targeted capital required by the State of Delaware, Department of Insurance was expanded to include a provision for catastrophe exposure.  This additional requirement added $759,762 thousand of regulatory targeted capital for Everest Re as of December 31, 2017.

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2017 (3)	2016 (3)	2017	2016
Regulatory targeted capital	$-	$2,025,717	$2,076,892	$1,411,440
Actual capital	$3,085,882	$2,950,517	$3,391,852	$3,635,121

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2017 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2017 actual capital will exceed the targeted capital level.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016
The Prudential Insurance Company of America	$144,618	$146,507
Unaffiliated life insurance company	34,444	33,860

16.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan ("2010 Employee Plan"), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan ("2009 Director Plan") and a 2003 Non-Employee Director Equity Compensation Plan ("2003 Director Plan").

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company.  At December 31, 2017, there were 2,553,473 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2017, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2017, there were 34,957 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced a 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2017 there were 346,714 remaining shares available to be granted under the 2003 Director Plan.

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

For share options, restricted shares and performance share units granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $30,297 thousand, $26,398 thousand and $21,237 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $14,824 thousand, $6,898 thousand and $4,870 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  In accordance with ASU 2016-09, the income tax effect resulting from the change in the value of share based compensation awards between grant date and settlement date has been recorded as part of the income tax benefit in the consolidation statements of operations and comprehensive income (loss) effective January 1, 2017.  Prior to that date, the income tax impact of the change in value of share based compensation awards between grant date and settlement date was recorded within additional paid in capital in the consolidated balance sheets.

For the year ended December 31, 2017, a total of 160,185 restricted shares were granted on February 22, 2017, May 17, 2017, September 6, 2017, and November 9, 2017, with a fair value of $234.03, $242.225, $230.52 and $229.5425 per share, respectively.  Additionally, 11,245 performance share units were awarded on February 22, 2017, with a fair value of $234.03 per unit.  No share options were granted during the year ended December 31, 2017.  For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $626 thousand, $597 thousand and $446 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company's shareholder approved plans as of December 31, 2017, 2016 and 2015, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2017	454,994	$84.88
Granted	-	-
Exercised	94,630	87.84
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2017	360,364	84.10	2.7	$49,428

Exercisable at December 31, 2017	360,364	84.10	2.7	$49,428

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2016	648,034	$85.61
Granted	-	-
Exercised	187,940	87.31
Forfeited/Cancelled/Expired	5,100	88.25
Outstanding at December 31, 2016	454,994	84.88	3.7	$59,843

Exercisable at December 31, 2016	410,694	84.50	3.5	$54,169

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2015	888,184	$86.05
Granted	-	-
Exercised	230,350	87.21
Forfeited/Cancelled/Expired	9,800	87.68
Outstanding at December 31, 2015	648,034	85.61	4.5	$64,352

Exercisable at December 31, 2015	495,334	84.94	4.1	$49,517

There were no share options granted in 2017, 2016 and 2015.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2017, 2016 and 2015 was $14,130 thousand, $19,876 thousand and $21,434 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2017 was $8,312 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2017 was $4,743 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2017
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/17	Life	Price	at 12/31/17	Price
$71.7150 - $78.1700	79,760	1.1	$71.72	79,760	$71.72
$78.1800 - $85.6300	61,900	2.1	84.63	61,900	84.63
$85.6400 - $87.4700	88,590	3.1	86.62	88,590	86.62
$87.4800 - $89.4100	110,060	4.1	88.32	110,060	88.32
$89.4200 - $110.1300	20,054	1.1	97.41	20,054	97.41
	360,364	2.7	84.10	360,364	84.10

The following table summarizes the status of the Company's non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	435,338	$164.21	435,336	$143.02	467,745	$120.84
Granted	160,185	234.01	173,546	186.37	156,262	178.80
Vested	152,397	151.80	145,834	130.54	154,387	113.12
Forfeited	21,865	187.82	27,710	147.32	34,284	138.19
Outstanding at December 31,	421,261	194.01	435,338	164.21	435,336	143.02

As of December 31, 2017, there was $56,981 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, was $23,134 thousand, $19,037 thousand and $17,464 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2017 was $10,130 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 404 common shares in 2017, 547 common shares in 2016 and 426 common shares in 2015 to the Company's non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $94 thousand, $103 thousand and $75 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 2,141,557 restricted common shares, of which 280,452 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 145,817 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 60,453, 70,010 and 82,277 common shares at a cost of $14,240 thousand, $12,111 thousand and $14,666 thousand in 2017, 2016 and 2015, respectively, from employees and non-employee directors who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company's non-vested performance share unit awards and changes for the period indicated:

	Year Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	21,835	$182.50	10,705	$178.84	-	$-
Granted	11,245	234.03	11,130	186.02	10,705	178.84
Vested	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at December 31,	33,080	200.02	21,835	182.50	10,705	178.84

17.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health ("A&H") business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re's branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$2,592,972	$2,125,792	$2,147,892
Net written premiums	2,245,422	1,970,575	1,855,853

Premiums earned	$2,181,160	$2,072,155	$1,952,680
Incurred losses and LAE	1,632,795	1,068,475	825,081
Commission and brokerage	462,487	465,953	493,261
Other underwriting expenses	55,881	54,107	50,087
Underwriting gain (loss)	$29,997	$483,620	$584,251

International	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$1,316,701	$1,230,683	$1,334,206
Net written premiums	1,229,597	1,082,712	1,208,978

Premiums earned	$1,202,043	$1,119,121	$1,251,111
Incurred losses and LAE	1,059,640	486,550	749,891
Commission and brokerage	287,688	283,447	298,180
Other underwriting expenses	38,844	35,512	34,303
Underwriting gain (loss)	$(184,129)	$313,612	$168,737

Bermuda	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$1,205,001	$890,375	$877,328
Net written premiums	1,139,082	831,931	791,594

Premiums earned	$1,093,250	$837,964	$822,391
Incurred losses and LAE	735,292	461,909	456,448
Commission and brokerage	303,707	233,989	215,992
Other underwriting expenses	38,011	36,331	36,017
Underwriting gain (loss)	$16,240	$105,735	$113,934

Insurance	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross written premiums	$2,059,248	$1,787,024	$1,532,287
Net written premiums	1,630,560	1,385,687	1,325,886

Premiums earned	$1,461,387	$1,291,226	$1,266,660
Incurred losses and LAE	1,094,854	1,122,695	1,033,295
Commission and brokerage	250,081	205,303	176,213
Other underwriting expenses	186,081	176,772	136,661
Underwriting gain (loss)	$(69,629)	$(213,544)	$(79,509)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Underwriting gain (loss)	$(207,521)	$689,423	$787,412
Net investment income	542,898	473,085	473,473
Net realized capital gains (losses)	153,194	(7,216)	(184,147)
Net derivative gain (loss)	9,581	18,647	6,317
Corporate expenses	(25,923)	(27,231)	(23,254)
Interest, fee and bond issue cost amortization expense	(31,603)	(36,228)	(36,191)
Other income (expense)	(35,442)	(10,636)	88,280
Income (loss) before taxes	$405,184	$1,099,844	$1,111,890

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
United Kingdom	$730,826	$688,598	$740,763

Approximately 20.4%, 19.4% and 20.7% of the Company's gross written premiums in 2017, 2016 and 2015, respectively, were sourced through the Company's largest intermediary.

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

20.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2017
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,600,944	$1,601,649	$2,044,902	$1,926,427
Net written premiums	1,413,814	1,339,133	1,798,089	1,693,625

Premiums earned	1,312,097	1,369,681	1,598,875	1,657,187
Net investment income	122,289	134,508	136,973	149,128
Net realized capital gains (losses)	52,728	25,268	41,535	33,663
Total claims and underwriting expenses	1,128,944	1,240,100	2,616,340	1,159,977
Net income (loss)	291,643	245,674	(639,374)	571,025

Earnings per common share attributable to Everest Re Group:
Basic	$7.12	$5.98	$(15.73)	$13.92
Diluted	$7.07	$5.95	$(15.73)	$13.85

	2016
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,353,189	$1,363,351	$1,782,616	$1,534,719
Net written premiums	1,181,457	1,154,953	1,564,644	1,369,851

Premiums earned	1,218,867	1,288,860	1,371,474	1,441,265
Net investment income	102,524	132,737	122,657	115,167
Net realized capital gains (losses)	(74,259)	32,658	380	34,005
Total claims and underwriting expenses	1,047,865	1,225,395	1,174,276	1,183,507
Net income (loss)	171,686	155,692	295,394	373,572

Earnings per common share attributable to Everest Re Group:
Basic	$4.03	$3.70	$7.11	$9.14
Diluted	$4.00	$3.67	$7.06	$9.08

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2017

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$1,540,952	$1,536,692	$1,536,692
State, municipalities and political subdivisions	563,790	585,469	585,469
Foreign government securities	1,305,070	1,314,027	1,314,027
Foreign corporate securities	2,616,205	2,644,844	2,644,844
Public utilities	313,001	315,344	315,344
All other corporate bonds	5,875,896	5,912,998	5,912,998
Mortgage - backed securities:
Commercial	235,794	234,041	234,041
Agency residential	2,236,361	2,210,902	2,210,902
Non-agency residential	497	494	494
Redeemable preferred stock	2,032	2,023	2,023
Total fixed maturities-available for sale	14,689,598	14,756,834	14,756,834
Equity securities - available for sale at market value	130,287	129,530	129,530
Equity securities - available for sale at fair value (1)	682,701	963,572	963,572
Short-term investments	509,682	509,682	509,682
Other invested assets	1,628,753	1,631,850	1,631,850
Cash	635,067	635,067	635,067

Total investments and cash	$18,276,088	$18,626,535	$18,626,535

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2017	2016

ASSETS:
Fixed maturities - available for sale, at market value	$100,697	$2,178
(amortized cost: 2017, $100,703; 2016, $2,176)
Other invested assets (cost: 2017, $102,559; 2016, $145,036)	102,559	145,036
Cash	3,275	2,034
Investment in subsidiaries, at equity in the underlying net assets	8,356,791	8,120,595
Accrued investment income	394	20
Receivable from subsidiaries	7,361	894
Other assets	49,829	60,603
TOTAL ASSETS	$8,620,906	$8,331,360

LIABILITIES:
Long term note payable - Affiliated	$250,000	$250,000
Due to subsidiaries	1,017	1,020
Other liabilities	657	4,944
Total liabilities	251,674	255,964

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2017) 69,044 and (2016) 68,871 issued outstanding before treasury shares	691	689
Additional paid-in capital	2,165,768	2,140,783
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $9,356 at 2017 and $8,240 at 2016	(160,891)	(216,764)
Treasury shares, at cost; 28,208 shares (2017) and 27,972 shares (2016)	(3,322,244)	(3,272,244)
Retained earnings	9,685,908	9,422,932
Total shareholders' equity	8,369,232	8,075,396
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,620,906	$8,331,360

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
(Dollars in thousands)
REVENUES:
Net investment income	$1,344	$879	$3,895
Net realized capital gains (losses)	80	144	(3,057)
Other income (expense)	(6,873)	5,022	7,809
Net income (loss) of subsidiaries	495,496	1,012,315	989,462
Total revenues	490,048	1,018,360	998,109

EXPENSES:
Interest expense - affiliated	4,300	4,300	4,300
Other expenses	16,780	17,716	15,940
Total expenses	21,080	22,016	20,240

INCOME (LOSS) BEFORE TAXES	468,968	996,344	977,869
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$468,968	$996,344	$977,869

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(64,348)	57,629	(274,127)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(6,950)	15,118	93,688
Total URA(D) on securities arising during the period	(71,298)	72,747	(180,439)

Foreign currency translation adjustments	121,917	(55,341)	(111,530)

Benefit plan actuarial net gain (loss) for the period	1,027	(7,488)	5,681
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,477	5,073	6,216
Total benefit plan net gain (loss) for the period	6,504	(2,415)	11,897
Total other comprehensive income (loss), net of tax	57,123	14,991	(280,072)

COMPREHENSIVE INCOME (LOSS)	$526,091	$1,011,335	$697,797

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$468,968	$996,344	$977,869
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(495,496)	(1,012,315)	(989,462)
Dividends received from Bermuda Re	400,000	650,000	575,000
Dividends received from Everest International	-	40,000	15,000
Dividends received from Mt. Logan Re	25,000	-	-
Change in other assets and liabilities, net	6,107	66	(7,626)
Increase (decrease) in due to/from affiliates	(6,470)	(206)	839
Amortization of bond premium (accrual of bond discount)	12	(56)	525
Realized capital losses (gains)	(80)	(144)	3,057
Non-cash compensation expense	3,448	2,311	1,841
Net cash provided by (used in) operating activities	401,489	676,000	577,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(109,815)	(77,324)	(60,600)
Proceeds from fixed maturities matured/called - available for sale, at market value	696	1,152	26,074
Proceeds from fixed maturities sold - available for sale, at market value	90,154	75,025	252,047
Distribution from other invested assets	546,414	757,399	-
Cost of fixed maturities acquired - available for sale, at market value	(189,308)	-	(532,480)
Cost of other invested assets acquired	(503,937)	(902,435)	-
Net change in short-term investments	-	18,288	279,462
Net cash provided by (used in) investing activities	(165,796)	(127,895)	(35,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	22,790	34,861	32,962
Purchase of treasury shares	(50,000)	(386,288)	(400,059)
Dividends paid to shareholders	(207,242)	(195,384)	(175,107)
Net cash provided by (used in) financing activities	(234,452)	(546,811)	(542,204)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	1,241	1,294	(658)
Cash, beginning of period	2,034	740	1,398
Cash, end of period	$3,275	$2,034	$740

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

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

3.)
Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. ("Mt. Logan Re"), an affiliated entity.  On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $50,373 thousand and $58,955 thousand as of December 31, 2017 and 2016, respectively, have been recorded within Other Assets.  On the Condensed Statements of Operations, expense of $6,352 thousand, income of $5,536 thousand and income of $8,268 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2017
Domestic	$289,636	$7,254,043	$1,460,291	$3,642,547	$259,621	$2,727,649	$712,568	$241,962	$3,875,982
International	53,186	2,175,500	253,626	1,202,043	32,407	1,059,640	287,688	38,844	1,229,597
Bermuda	68,765	2,454,778	286,639	1,093,250	250,870	735,292	303,707	38,011	1,139,082
Total	$411,587	$11,884,321	$2,000,556	$5,937,840	$542,898	$4,522,581	$1,303,963	$318,817	$6,244,661

December 31, 2016
Domestic	$220,864	$6,604,867	$1,110,528	$3,363,381	$234,123	$2,191,170	$671,256	$230,879	$3,356,262
International	52,014	1,748,380	237,120	1,119,121	33,059	486,550	283,447	35,512	1,082,712
Bermuda	71,174	1,959,065	229,898	837,964	205,902	461,909	233,989	36,331	831,931
Total	$344,052	$10,312,313	$1,577,546	$5,320,466	$473,085	$3,139,629	$1,188,692	$302,722	$5,270,905

December 31, 2015
Domestic	$234,061	$6,114,129	$1,083,493	$3,219,340	$245,159	$1,858,376	$669,474	$186,748	$3,181,739
International	61,217	1,819,700	273,677	1,251,111	34,181	749,891	298,180	34,303	1,208,978
Bermuda	77,074	2,017,970	256,220	822,391	194,133	456,448	215,992	36,017	791,594
Total	$372,351	$9,951,798	$1,613,390	$5,292,842	$473,473	$3,064,715	$1,183,646	$257,069	$5,182,311

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2017
Total property and liability insurance
premiums earned	$1,825,705	$833,387	$4,945,522	$5,937,840	83.3%

December 31, 2016
Total property and liability insurance
premiums earned	$1,694,702	$736,180	$4,361,944	$5,320,466	82.0%

December 31, 2015
Total property and liability insurance
premiums earned	$1,491,163	$698,847	$4,500,526	$5,292,842	85.0%