Form 10-Q
period 2018-03-31
EVEREST RE GROUP LTD
filed 2018-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2018
Common Shares, $0.01 par value	40,980,477

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2018 (unaudited)
	and December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three
	months ended March 31, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	54

Item 6.	Exhibits	54

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,844,581	$14,756,834
(amortized cost: 2018, $14,997,018; 2017, $14,689,598)
Fixed maturities - available for sale, at fair value	1,821	-
Equity securities - available for sale, at market value (cost: 2018, $0; 2017, $130,287)	-	129,530
Equity securities - available for sale, at fair value	1,169,531	963,572
Short-term investments	338,694	509,682
Other invested assets (cost: 2018, $1,527,701; 2017, $1,628,753)	1,527,701	1,631,850
Cash	700,586	635,067
Total investments and cash	18,582,914	18,626,535
Accrued investment income	100,129	97,704
Premiums receivable	1,906,427	1,844,881
Reinsurance receivables	1,356,888	1,348,226
Funds held by reinsureds	197,419	292,927
Deferred acquisition costs	420,724	411,587
Prepaid reinsurance premiums	321,203	288,211
Income taxes	265,228	299,438
Other assets	362,264	382,283
TOTAL ASSETS	$23,513,196	$23,591,792

LIABILITIES:
Reserve for losses and loss adjustment expenses	$11,793,346	$11,884,321
Future policy benefit reserve	49,106	51,014
Unearned premium reserve	2,089,628	2,000,556
Funds held under reinsurance treaties	16,965	18,030
Commission reserves	23,251	30,660
Other net payable to reinsurers	244,280	218,017
4.868% Senior notes due 6/1/2044	396,864	396,834
6.6% Long term notes due 5/1/2067	236,585	236,561
Accrued interest on debt and borrowings	7,668	2,727
Equity index put option liability	12,205	12,477
Unsettled securities payable	49,569	38,743
Other liabilities	249,549	332,620
Total liabilities	15,169,016	15,222,560

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2018) 69,187
and (2017) 69,044 outstanding before treasury shares	692	691
Additional paid-in capital	2,163,519	2,165,768
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($11,933) at 2018 and $9,356 at 2017	(341,974)	(160,891)
Treasury shares, at cost; 28,208 shares at 2018 and 2017	(3,322,244)	(3,322,244)
Retained earnings	9,844,187	9,685,908
Total shareholders' equity	8,344,180	8,369,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,513,196	$23,591,792

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2018	2017
	(unaudited)
REVENUES:
Premiums earned	$1,619,427	$1,312,097
Net investment income	138,294	122,289
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(70)	(1,229)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	(24,831)	53,957
Total net realized capital gains (losses)	(24,901)	52,728
Net derivative gain (loss)	273	2,630
Other income (expense)	12,064	(4,966)
Total revenues	1,745,157	1,484,778

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,057,177	770,788
Commission, brokerage, taxes and fees	357,639	282,269
Other underwriting expenses	96,284	75,887
Corporate expenses	8,996	8,457
Interest, fees and bond issue cost amortization expense	7,418	8,964
Total claims and expenses	1,527,514	1,146,365

INCOME (LOSS) BEFORE TAXES	217,643	338,413
Income tax expense (benefit)	7,325	46,770

NET INCOME (LOSS)	$210,318	$291,643

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(190,624)	19,548
Reclassification adjustment for realized losses (gains) included in net income (loss)	(8,772)	(2,199)
Total URA(D) on securities arising during the period	(199,396)	17,349

Foreign currency translation adjustments	17,699	11,893

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,815	2,004
Total benefit plan net gain (loss) for the period	1,815	2,004
Total other comprehensive income (loss), net of tax	(179,882)	31,246

COMPREHENSIVE INCOME (LOSS)	$30,436	$322,889

EARNINGS PER COMMON SHARE:
Basic	$5.14	$7.12
Diluted	5.11	7.07
Dividends declared	1.30	1.25

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2018	2017
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	40,835,272	40,898,864
Issued during the period, net	143,362	159,127
Treasury shares acquired	-	-
Balance, end of period	40,978,634	41,057,991

COMMON SHARES (par value):
Balance, beginning of period	$691	$689
Issued during the period, net	1	2
Balance, end of period	692	691

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,165,768	2,140,783
Share-based compensation plans	(2,249)	870
Balance, end of period	2,163,519	2,141,653

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(160,891)	(216,764)
Net increase (decrease) during the period	(179,882)	31,246
Cumulative change due to adoption of Accounting Standards Update 2016-01	(1,201)	-
Balance, end of period	(341,974)	(185,518)

RETAINED EARNINGS:
Balance, beginning of period	9,685,908	9,422,932
Net income (loss)	210,318	291,643
Dividends declared ($1.30 per share in 2018 and $1.25 per share in 2017)	(53,240)	(51,281)
Cumulative change due to adoption of Accounting Standards Update 2016-01	1,201	-
Balance, end of period	9,844,187	9,663,294

TREASURY SHARES AT COST:
Balance, beginning of period	(3,322,244)	(3,272,244)
Purchase of treasury shares	-	-
Balance, end of period	(3,322,244)	(3,272,244)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,344,180	$8,347,876

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,318	$291,643
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(56,826)	(220,367)
Decrease (increase) in funds held by reinsureds, net	95,416	1,211
Decrease (increase) in reinsurance receivables	236	(30,158)
Decrease (increase) in income taxes	55,905	37,010
Decrease (increase) in prepaid reinsurance premiums	(32,194)	(23,704)
Increase (decrease) in reserve for losses and loss adjustment expenses	(121,415)	99,095
Increase (decrease) in future policy benefit reserve	(1,907)	83
Increase (decrease) in unearned premiums	85,598	125,614
Increase (decrease) in other net payable to reinsurers	24,410	13,666
Increase (decrease) in losses in course of payment	45,919	113,815
Change in equity adjustments in limited partnerships	(24,596)	(10,998)
Distribution of limited partnership income	15,524	5,384
Change in other assets and liabilities, net	(142,935)	12,999
Non-cash compensation expense	8,336	7,501
Amortization of bond premium (accrual of bond discount)	8,950	11,746
Net realized capital (gains) losses	24,901	(52,728)
Net cash provided by (used in) operating activities	195,640	381,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	512,384	525,873
Proceeds from fixed maturities sold - available for sale, at market value	364,288	428,491
Proceeds from equity securities sold - available for sale, at market value	-	18,802
Proceeds from equity securities sold - available for sale, at fair value	199,875	140,315
Distributions from other invested assets	1,061,894	1,165,905
Cost of fixed maturities acquired - available for sale, at market value	(1,150,718)	(1,552,743)
Cost of fixed maturities acquired - available for sale, at fair value	(1,836)	-
Cost of equity securities acquired - available for sale, at market value	-	(1,282)
Cost of equity securities acquired - available for sale, at fair value	(310,426)	(66,902)
Cost of other invested assets acquired	(947,290)	(1,184,270)
Net change in short-term investments	169,705	(45,178)
Net change in unsettled securities transactions	46,708	236,702
Net cash provided by (used in) investing activities	(55,416)	(334,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(9,383)	(6,629)
Dividends paid to shareholders	(53,240)	(51,281)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(14,245)	(11,517)
Net cash provided by (used in) financing activities	(76,868)	(69,427)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,163	8,220

Net increase (decrease) in cash	65,519	(13,682)
Cash, beginning of period	635,067	481,922
Cash, end of period	$700,586	$468,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(51,253)	$9,593
Interest paid	2,422	105

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

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

2.            BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2018 presentation.

Application of Recently Issued Accounting Standard Changes.

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed. The Company decided to early adopt the guidance as of December 31, 2017.  The adoption has resulted in a reclass of $1,250 thousand between AOCI and retained earnings.

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

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2017-07 did not have a material impact on the Company's financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 and in August 2016, FASB issued ASU 2016-15 which outline guidance on the presentation in the statements of cash flows of changes in restricted cash. The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-18 and ASU 2016-15 did not have a material impact on the Company's financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller's tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer's tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-16 did not have a material impact on the Company's financial statements.

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

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments. The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-01 resulted in a cumulative change adjustment of $1,201 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders' equity.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 and in August 2015, FASB issued ASU 2015-14 which outline revised guidance on the recognition of revenue arising from contracts with customers. The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2014-09 and ASU 2015-14 did not have a material impact on the Company's financial statements.

Any issued guidance and pronouncements, other than those directly referenced above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

3.            INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At March 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,516,251	$7,019	$(25,857)	$1,497,413	$-
Obligations of U.S. states and political subdivisions	523,611	14,630	(1,694)	536,547	165
Corporate securities	5,834,818	50,974	(108,045)	5,777,747	2,481
Asset-backed securities	511,328	409	(5,307)	506,430	-
Mortgage-backed securities
Commercial	232,693	2	(5,396)	227,299	-
Agency residential	2,272,215	8,860	(58,080)	2,222,995	-
Non-agency residential	478	42	(44)	476	-
Foreign government securities	1,283,177	35,703	(44,558)	1,274,322	163
Foreign corporate securities	2,822,447	54,062	(75,157)	2,801,352	618
Total fixed maturity securities	$14,997,018	$171,701	$(324,138)	$14,844,581	$3,427
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,540,952	$9,816	$(14,076)	$1,536,692	$-
Obligations of U.S. states and political subdivisions	563,790	22,123	(444)	585,469	-
Corporate securities	5,658,456	81,724	(41,175)	5,699,005	2,488
Asset-backed securities	532,473	869	(1,982)	531,360	-
Mortgage-backed securities
Commercial	235,794	616	(2,369)	234,041	-
Agency residential	2,236,361	10,379	(35,838)	2,210,902	-
Non-agency residential	497	41	(44)	494	-
Foreign government securities	1,305,070	43,804	(34,847)	1,314,027	178
Foreign corporate securities	2,616,205	77,045	(48,406)	2,644,844	950
Total fixed maturity securities	$14,689,598	$246,417	$(179,181)	$14,756,834	$3,616
Equity securities	$130,287	$2,615	$(3,372)	$129,530	$-

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity investments in unconsolidated entities to be measured at fair value, with any change in value being recorded within net realized capital gains/(losses) as part of the consolidated statements of operations and comprehensive income (loss).  Previously, changes in the market value had been recorded within AOCI as part of the consolidated balance sheets.  Therefore, effective January 1, 2018, equity security investments no longer have an impact upon the AOCI balance.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,593,546	$1,592,697	$1,041,885	$1,050,094
Due after one year through five years	7,197,033	7,097,641	7,545,731	7,554,248
Due after five years through ten years	2,314,395	2,283,642	2,214,473	2,231,456
Due after ten years	875,330	913,401	882,384	944,239
Asset-backed securities	511,328	506,430	532,473	531,360
Mortgage-backed securities:
Commercial	232,693	227,299	235,794	234,041
Agency residential	2,272,215	2,222,995	2,236,361	2,210,902
Non-agency residential	478	476	497	494
Total fixed maturity securities	$14,997,018	$14,844,581	$14,689,598	$14,756,834

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(219,485)	$18,055
Fixed maturity securities, other-than-temporary impairment	(189)	(4,501)
Equity securities	-	5,999
Other invested assets	-	444
Change in unrealized appreciation (depreciation), pre-tax	(219,674)	19,997
Deferred tax benefit (expense)	20,299	(3,873)
Deferred tax benefit (expense), other-than-temporary impairment	(21)	1,225
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(199,396)	$17,349

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

Upon the adoption of ASU 2016-01 as of January 1, 2018, all equity investments in unconsolidated entities are recorded at fair value.  Prior to the adoption of ASU 2016-01, the Company classified certain equity securities as available for sale at market value.  The majority of the Company's equity securities classified as available for sale at market value prior to January 1, 2018 were primarily comprised of mutual fund investments whose underlying securities consisted of fixed maturity securities.  When a fund's value reflected an unrealized loss, the Company assessed whether the decline in value was temporary or other-than-temporary.  In making its assessment, the Company considered the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determined that the declines were temporary and it had the ability and intent to continue to hold the investments, then the declines were recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines were deemed to be other-than-temporary, then the carrying value of the investment was written down to fair value and recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,193,463	$(17,432)	$225,194	$(8,425)	$1,418,657	$(25,857)
Obligations of U.S. states and political subdivisions	48,613	(383)	36,392	(1,311)	85,005	(1,694)
Corporate securities	3,466,924	(77,213)	674,674	(30,832)	4,141,598	(108,045)
Asset-backed securities	337,232	(4,400)	74,603	(907)	411,835	(5,307)
Mortgage-backed securities
Commercial	164,758	(2,555)	62,303	(2,841)	227,061	(5,396)
Agency residential	683,971	(12,440)	1,285,758	(45,640)	1,969,729	(58,080)
Non-agency residential	-	-	13	(44)	13	(44)
Foreign government securities	300,778	(12,541)	351,734	(32,017)	652,512	(44,558)
Foreign corporate securities	1,308,105	(38,136)	468,241	(37,021)	1,776,346	(75,157)
Total fixed maturity securities	$7,503,844	$(165,100)	$3,178,912	$(159,038)	$10,682,756	$(324,138)
Equity securities	-	-	-	-	-	-
Total	$7,503,844	$(165,100)	$3,178,912	$(159,038)	$10,682,756	$(324,138)

	Duration of Unrealized Loss at March 31, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$952,178	$(3,382)	$197,004	$(9,958)	$1,149,182	$(13,340)
Due in one year through five years	4,143,873	(95,121)	1,208,285	(74,158)	5,352,158	(169,279)
Due in five years through ten years	1,021,638	(40,701)	309,198	(23,485)	1,330,836	(64,186)
Due after ten years	200,194	(6,501)	41,748	(2,005)	241,942	(8,506)
Asset-backed securities	337,232	(4,400)	74,603	(907)	411,835	(5,307)
Mortgage-backed securities	848,729	(14,995)	1,348,074	(48,525)	2,196,803	(63,520)
Total fixed maturity securities	$7,503,844	$(165,100)	$3,178,912	$(159,038)	$10,682,756	$(324,138)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2018 were $10,682,756 thousand and $324,138 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2018, did not exceed 9.6% of the overall market value of the Company's fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.1% of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $165,100 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, U.S. government agencies and corporations, and agency residential mortgage-backed securities.  Of these unrealized losses, $155,350 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $159,038 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign corporate securities, foreign government securities, domestic corporate securities and U.S. government agencies and corporations.  Of these unrealized losses, $153,293 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Fixed maturities	$108,682	$103,245
Equity securities	6,827	8,745
Short-term investments and cash	1,732	630
Other invested assets
Limited partnerships	23,381	10,998
Other	4,325	2,272
Gross investment income before adjustments	144,947	125,890
Funds held interest income (expense)	3,630	3,148
Future policy benefit reserve income (expense)	(209)	(319)
Gross investment income	148,368	128,719
Investment expenses	(10,074)	(6,430)
Net investment income	$138,294	$122,289

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

The Company had contractual commitments to invest up to an additional $777,058 thousand in limited partnerships at March 31, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at March 31, 2018 and December 31, 2017 included $220,241 thousand and $447,915 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(70)	$(1,229)
Gains (losses) from sales	10,392	11,373
Fixed maturity securities, fair value:
Gains (losses) from sales	(14)	-
Equity securities, market value:
Gains (losses) from sales	-	(3,436)
Equity securities, fair value:
Gains (losses) from sales	40	4,516
Gains (losses) from fair value adjustments	(35,253)	41,507
Other invested assets	3	1
Short-term investments gain (loss)	1	(4)
Total net realized capital gains (losses)	$(24,901)	$52,728

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Proceeds from sales of fixed maturity securities	$364,288	$428,491
Gross gains from sales	13,002	15,473
Gross losses from sales	(2,624)	(4,100)

Proceeds from sales of equity securities	$199,875	$159,117
Gross gains from sales	6,687	8,208
Gross losses from sales	(6,647)	(7,128)

4.               RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at beginning of period	$11,884,321	$10,312,313
Less reinsurance recoverables	(1,212,649)	(990,862)
Net reserves at beginning of period	10,671,672	9,321,451

Incurred related to:
Current year	957,177	4,815,967
Prior years	100,000	(293,386)
Total incurred losses and LAE	1,057,177	4,522,581

Paid related to:
Current year	140,761	1,280,605
Prior years	1,055,225	2,062,634
Total paid losses and LAE	1,195,986	3,343,239

Foreign exchange/translation adjustment	25,512	170,879

Net reserves at end of period	10,558,375	10,671,672
Plus reinsurance recoverables	1,234,971	1,212,649
Gross reserves at end of period	$11,793,346	$11,884,321

Incurred prior years' reserves increased by $100,000 thousand for the three months ended March 31, 2018 and decreased by $293,386 thousand for the twelve months ended December 31, 2017.  The increase for the three months ended March 31, 2018, related primarily to unfavorable development on prior year catastrophes, notably the 2017 California wildfires.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $238,378 thousand, related primarily to property and short-tail business in the U.S. and Bermuda as well as favorable development on prior year catastrophe losses, partially offset by $37,137 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $55,007 thousand mainly on its workers compensation business, which is largely written in California.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the March 31, 2018 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 2%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2018, the present value of these theoretical maximum payouts using a 3% discount factor was $403,464 thousand.  Conversely, if the contracts had all expired on March 31, 2018, with the S&P index at $2,640.87, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the March 31, 2018 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 17%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2018, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,531 thousand.  Conversely, if the contract had expired on March 31, 2018, with the FTSE index at ₤7,056.61, there would have been no settlement amount.

At March 31, 2018 and December 31, 2017, the fair value for these equity put options was $12,205 thousand and $12,477 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2018	December 31, 2017

Equity index put option contracts	Equity index put option liability	$12,205	$12,477
Total		$12,205	$12,477

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2018	2017

Equity index put option contracts	Net derivative gain (loss)	$273	$2,630
Total		$273	$2,630

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for seventy-five private placement securities at March 31, 2018, an investment manager's valuation committee valued seventy-three of these private placement securities at $164,818 thousand.  A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties.  In addition, the Company valued two private placement securities at $68,927 thousand, representing par value.  Due to the unavailability of prices for sixty-six private placement securities at December 31, 2017, an investment manager's valuation committee valued sixty-five of these private placement securities at $165,173 thousand.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2018 and December 31, 2017 of $500,330 thousand and $386,241 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,497,413	$-	$1,497,413	$-
Obligations of U.S. States and political subdivisions	536,547	-	536,547	-
Corporate securities	5,777,747	-	5,557,192	220,555
Asset-backed securities	506,430	-	506,430	-
Mortgage-backed securities
Commercial	227,299	-	227,299	-
Agency residential	2,222,995	-	2,222,995	-
Non-agency residential	476	-	476	-
Foreign government securities	1,274,322	-	1,274,322	-
Foreign corporate securities	2,801,352	-	2,789,984	11,368
Total fixed maturities, market value	14,844,581	-	14,612,658	231,923

Fixed maturities, fair value	1,821	-	-	1,821
Equity securities, fair value	1,169,531	1,123,632	45,899	-

Liabilities:
Equity index put option contracts	$12,205	$-	$-	$12,205

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2018.

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

In addition, $82,902 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$210,186	$6,952	$217,138	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	722	94	816	214	(24)	190
Included in other comprehensive income (loss)	235	-	235	(29)	-	(29)
Purchases, issuances and settlements	9,412	4,322	13,734	18,940	288	19,228
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$220,555	$11,368	$231,923	$84,322	$2,802	$87,124

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(14)	(14)	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	1,835	1,835	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,821	$1,821	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

There were no net transfers to/(from) level 3, during the three months ended March 31, 2018 and 2017, respectively.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Liabilities:
Balance, beginning of period	$12,477	$22,059
Total (gains) or losses (realized/unrealized)
Included in earnings	(273)	(2,630)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$12,205	$19,429

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net income (loss) per share:
Numerator
Net income (loss)	$210,318	$291,643
Less: dividends declared-common shares and nonvested common shares	(53,240)	(51,281)
Undistributed earnings	157,078	240,362
Percentage allocated to common shareholders (1)	98.9%	98.9%
	155,410	237,754
Add: dividends declared-common shareholders	52,697	50,753
Numerator for basic and diluted earnings per common share	$208,107	$288,507

Denominator
Denominator for basic earnings per weighted-average common shares	40,469	40,529
Effect of dilutive securities:
Options	220	267
Denominator for diluted earnings per adjusted weighted-average common shares	40,689	40,796

Per common share net income (loss)
Basic	$5.14	$7.12
Diluted	$5.11	$7.07

(1) Basic weighted-average common shares outstanding	40,469	40,529
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,903	40,973
Percentage allocated to common shareholders	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 30, 2018 and 2017.

All outstanding options expire on or between February 18, 2019 and September 19, 2022.

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

The Company has entered into separate annuity agreements with The Prudential Insurance Company of America ("The Prudential") and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future.  In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$144,516	$144,618
Unaffiliated life insurance company	32,718	34,444

9.            OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(209,160)	$18,746	$(190,414)	$31,206	$(8,382)	$22,824
URA(D) on securities - OTTI	(189)	(21)	(210)	(4,501)	1,225	(3,276)
Reclassification of net realized losses (gains) included in net income (loss)	(10,325)	1,553	(8,772)	(6,708)	4,509	(2,199)
Foreign currency translation adjustments	17,345	354	17,699	13,813	(1,920)	11,893
Reclassification of benefit plan liability amortization included in net income (loss)	2,298	(483)	1,815	3,083	(1,079)	2,004
Total other comprehensive income (loss)	$(200,031)	$20,149	$(179,882)	$36,893	$(5,647)	$31,246

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(10,325)	$(6,708)	Other net realized capital gains (losses)
	1,553	4,509	Income tax expense (benefit)
	$(8,772)	$(2,199)	Net income (loss)

Benefit plan net gain (loss)	$2,298	$3,083	Other underwriting expenses
	(483)	(1,079)	Income tax expense (benefit)
	$1,815	$2,004	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Beginning balance of URA (D) on securities	$49,969	$115,558
Current period change in URA (D) of investments - temporary	(199,186)	(67,268)
Current period change in URA (D) of investments - non-credit OTTI	(210)	(4,030)
Reclass due to early adoption of ASU 2018-02	-	5,709
Cumulative change due to ASU 2016-01	(1,201)	-
Ending balance of URA (D) on securities	(150,628)	49,969

Beginning balance of foreign currency translation adjustments	(138,931)	(266,818)
Current period change in foreign currency translation adjustments	17,699	121,917
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	(121,232)	(138,931)

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	1,815	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(70,114)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(341,974)	$(160,891)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Credit facility interest and fees incurred	$105	$104

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2018, was $5,919,732 thousand.  As of March 31, 2018, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At March 31, 2018			At December 31, 2017
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	564,638	12/31/2018	600,000	538,214	12/31/2018
Total Wells Fargo Bank Group Credit Facility		$800,000	$564,638		$800,000	$538,214

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$250,000	$3,672	11/24/2018	$250,000	$3,297	2/28/2018
		108,875	12/31/2018		3,672	11/24/2018
		3,297	2/28/2019		73,626	12/31/2018
		346	8/30/2019		344	8/30/2019
		3,599	12/31/2019		93,855	12/30/2021
		95,667	3/30/2022		-
Total Citibank Bilateral Agreement	$250,000	$215,456		$250,000	$174,794

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2018, was $5,919,732 thousand.  As of March 31, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£145,000	£-		£145,000	£-
	-	-		-	-
Total Lloyd's Bank Credit Facility	£145,000	£-		£145,000	£-

11.          COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2018, the total amount on deposit in trust accounts was $862,629 thousand.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2018	2017
(Dollars in thousands)
Ceded written premiums	81,036	54,218
Ceded earned premiums	61,409	40,597
Ceded losses and LAE	21,069	19,585

Assumed written premiums	3,043	2,732
Assumed earned premiums	3,043	2,732
Assumed losses and LAE	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $1,077,895 thousand and $837,202 thousand at March 31, 2018 and December 31, 2017, respectively.  Of this amount, Group had investments valued at $51,564 thousand and $50,373 thousand at March 31, 2018 and December 31, 2017, respectively, in the segregated accounts.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited ("Kilimanjaro"), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.  These reinsurance agreements expired in April, 2018.

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

On April 30, 2018 the Company entered into four collateralized reinsurance agreements with Kilimanjaro Re to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first two agreements are four year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining two agreements are five year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  As of December 31, 2017, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to-date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements resulting in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes ("Series 2014-1 Notes").  The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes ("Series 2014-2 Notes").  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes ("Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes ("Series 2017-1 Notes) and $300,000 thousand of notes ("Series 2017-2 Notes).  On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes ("Series 2018-1 Notes") and $262,500 thousand of notes ("Series 2018-2 Notes").  The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least "AAAm" by Standard & Poor's.

12.          SENIOR NOTES

The table below displays Holdings' outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,864	$399,080	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest expense incurred	$4,868	$4,868

13.          LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,585	$238,421	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for February 15, 2018 to May 14, 2018 is 4.22%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest expense incurred	$2,391	$3,937

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$644,222	$578,958
Net written premiums	545,831	517,369

Premiums earned	$563,385	$481,524
Incurred losses and LAE	545,193	262,066
Commission and brokerage	127,320	102,358
Other underwriting expenses	16,886	14,251
Underwriting gain (loss)	$(126,014)	$102,849

	Three Months Ended
International	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$366,724	$266,417
Net written premiums	345,155	245,662

Premiums earned	$343,604	$271,581
Incurred losses and LAE	127,024	159,501
Commission and brokerage	82,177	66,150
Other underwriting expenses	10,576	9,480
Underwriting gain (loss)	$123,827	$36,450

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$415,686	$321,122
Net written premiums	394,968	305,032

Premiums earned	$319,134	$235,106
Incurred losses and LAE	129,513	128,432
Commission and brokerage	81,487	58,423
Other underwriting expenses	10,133	9,480
Underwriting gain (loss)	$98,001	$38,771

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2018	2017
Gross written premiums	$504,975	$434,447
Net written premiums	386,252	345,751

Premiums earned	$393,304	$323,886
Incurred losses and LAE	255,447	220,789
Commission and brokerage	66,655	55,338
Other underwriting expenses	58,689	42,676
Underwriting gain (loss)	$12,513	$5,083

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Underwriting gain (loss)	$108,327	$183,153
Net investment income	138,294	122,289
Net realized capital gains (losses)	(24,901)	52,728
Net derivative gain (loss)	273	2,630
Corporate expenses	(8,996)	(8,457)
Interest, fee and bond issue cost amortization expense	(7,418)	(8,964)
Other income (expense)	12,064	(4,966)
Income (loss) before taxes	$217,643	$338,413

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
United Kingdom gross written premium	$258,259	$170,820

No other country represented more than 5% of the Company's revenues.

15.          SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2018, share-based compensation awards granted were 160,645 restricted shares, granted on February 21, 2018, with a fair value of $242.39 per share and 13,325 performance share units, granted on February 21, 2018 with a fair value of $242.39 per unit.

16.          RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Service cost	$2,977	$3,299
Interest cost	2,585	2,276
Expected return on plan assets	(3,670)	(3,155)
Amortization of net (income) loss	2,237	3,040
Net periodic benefit cost	$4,128	$5,460

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Service cost	$446	$440
Interest cost	307	249
Amortization of prior service cost	(33)	(33)
Amortization of net (income) loss	94	76
Net periodic benefit cost	$814	$732

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2018 and 2017.

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

18.          SUBSEQUENT EVENTS

On April 30, 2018, the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with annual aggregate catastrophe reinsurance coverage.  Kilimanjaro has financed these coverages by issuing a total of $525,000 thousand of catastrophe bonds to unrelated, external investors.  See also Footnote 11, Collateralized Reinsurance and Trust Agreements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This is the second consecutive year with higher than average catastrophe losses. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be a general firming of the (re)insurance markets resulting in rate increases, not only for catastrophe exposures, but also potentially for most other lines of business.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2018	2017	(Decrease)
Gross written premiums	$1,931.6	$1,600.9	20.7%
Net written premiums	1,672.2	1,413.8	18.3%

REVENUES:
Premiums earned	$1,619.4	$1,312.1	23.4%
Net investment income	138.3	122.3	13.1%
Net realized capital gains (losses)	(24.9)	52.7	-147.2%
Net derivative gain (loss)	0.3	2.6	-89.6%
Other income (expense)	12.1	(5.0)	NM
Total revenues	1,745.2	1,484.8	17.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,057.2	770.8	37.2%
Commission, brokerage, taxes and fees	357.6	282.3	26.7%
Other underwriting expenses	96.3	75.9	26.9%
Corporate expenses	9.0	8.5	6.4%
Interest, fees and bond issue cost amortization expense	7.4	9.0	-17.2%
Total claims and expenses	1,527.5	1,146.4	33.2%

INCOME (LOSS) BEFORE TAXES	217.6	338.4	-35.7%
Income tax expense (benefit)	7.3	46.8	-84.3%
NET INCOME (LOSS)	$210.3	$291.6	-27.9%

RATIOS:			Point Change
Loss ratio	65.3%	58.7%	6.6
Commission and brokerage ratio	22.1%	21.5%	0.6
Other underwriting expense ratio	5.9%	5.8%	0.1
Combined ratio	93.3%	86.0%	7.3

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2018	2017	(Decrease)
Balance sheet data:
Total investments and cash	$18,582.9	$18,626.5	-0.2%
Total assets	23,513.2	23,591.8	-0.3%
Loss and loss adjustment expense reserves	11,793.3	11,884.3	-0.8%
Total debt	633.4	633.4	0.0%
Total liabilities	15,169.0	15,222.6	-0.4%
Shareholders' equity	8,344.2	8,369.2	-0.3%
Book value per share	203.62	204.95	-0.6%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 20.7% to $1,931.6 million for the three months ended March 31, 2018, compared to $1,600.9 million for the three months ended March 31, 2017, reflecting a $260.1 million, or 22.3%, increase in our reinsurance business and a $70.5 million, or 16.2%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty property business, business written through our U.K. branch and Latin American business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, accident and health and business written through the Lloyd's Syndicate.  Net written premiums increased by 18.3% to $1,672.2 million for the three months ended March 31, 2018, compared to $1,413.8 million for the three months ended March 31, 2017.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 23.4% to $1,619.4 million for the three months ended March 31, 2018, compared to $1,312.1 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 13.1% to $138.3 million for the three months ended March 31, 2018, compared with investment income of $122.3 million for the three months ended March 31, 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.0% for the three months ended March 31, 2018 compared to 2.8% for the three months ended March 31, 2017.  The increase in income and yield was primarily the result of higher income from our limited partnerships and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital losses were $24.9 million and net realized capital gains were $52.7 million for the three months ended March 31, 2018 and 2017, respectively.  The net realized capital losses of $24.9 million for the three months ended March 31, 2018 were comprised of $35.3 million of net loss from fair value re-measurements and $0.1 million of other-than-temporary impairments, partially offset by $10.5 million of net realized capital gains from sales on our fixed maturity and equity securities.   The net realized capital gains of $52.7 million for the three months ended March 31, 2017 were comprised of $41.5 million of net gains from fair value re-measurements and $12.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.2 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $0.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $12.1 million and other expense of $5.0 million for the three months ended March 31, 2018 and 2017, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates and other income related to Mt. Logan Re for the corresponding periods.  We incurred foreign currency exchange income of $9.9 million and foreign currency exchange expense of $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$957.2	59.1%		$-	0.0%		$957.2	59.1%
Catastrophes	-	0.0%		100.0	6.2%		100.0	6.2%
Total	$957.2	59.1%		$100.0	6.2%		$1,057.2	65.3%

2017
Attritional	$750.7	57.2%		$0.1	0.0%		$750.8	57.2%
Catastrophes	20.0	1.5%		-	0.0%		20.0	1.5%
Total	$770.7	58.7%		$0.1	0.0%		$770.8	58.7%

Variance 2018/2017
Attritional	$206.5	1.9	pts	$(0.1)	-	pts	$206.4	1.9	pts
Catastrophes	(20.0)	(1.5)	pts	100.0	6.2	pts	80.0	4.7	pts
Total	$186.5	0.4	pts	$99.9	6.2	pts	$286.4	6.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 37.2% to $1,057.2 million for the three months ended March 31, 2018, compared to $770.8 million for the three months ended March 31, 2017, primarily due to an increase in current year attritional losses of $206.5 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and $100.0 million of unfavorable development on prior years catastrophe losses mainly related to the 2017 California wildfires. There were no current year catastrophe losses for the three months ended March 31, 2018.  The current year catastrophe losses of $20.0 million for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($20.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 26.7% to $357.6 million for the three months ended March 31, 2018 compared to $282.3 million for the three months ended March 31, 2017.  The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $96.3 million and $75.9 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned and costs incurred to support the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were relatively flat at $9.0 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.4 million and $9.0 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in expense was primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 4.2% as of March 31, 2018.

Income Tax Expense (Benefit).  We had an income tax expense of $7.3 million and $46.8 million for the three months ended March 31, 2018 and 2017, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits.  Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the incremental catastrophe loss development as well as incurred capital losses in 2018 versus no catastrophe losses and capital gains in 2017.  In addition, the tax rate was lowered from 35% in 2017 to 21% in 2018 under the Tax Cuts and Jobs Act ("TCJA") which was enacted on December 22, 2017.

Net Income (Loss).
Our net income was $210.3 million and $291.6 million for the three months ended March 31, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 7.3 points to 93.3% for the three months ended March 31, 2018, compared to 86.0% for the three months ended March 31, 2017.  The loss ratio component increased 6.6 points for the three months ended March 31, 2018 over the same period last year mainly due to $100.0 million of prior year catastrophe losses primarily related to the 2017 California wildfires.  The commission and brokerage ratio components increased to 22.1% for the three months ended March 31, 2018 compared to 21.5% for the three months ended March 31, 2017, reflecting changes in the mix of business. The other underwriting expense ratios remained flat at 5.9% for the three months ended March 31, 2018 from 5.8% for the three months ended March 31, 2017.

Shareholders' Equity.
Shareholders' equity decreased by $25.0 million to $8,344.2 million at March 31, 2018 from $8,369.2 million at December 31, 2017, principally as a result of $199.4 million of unrealized depreciation on investments net of tax, $53.2 million of shareholder dividends and $2.2 million of share-based compensation transactions, partially offset by $210.3 million of net income, $17.7 million of net foreign currency translation adjustments and $1.8 million of net benefit plan obligation adjustments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 13.1% to $138.3 million for the three months ended March 31, 2018, compared with investment income of $122.3 million for the three months ended March 31, 2017.  The increase was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Fixed maturities	$108.7	$103.2
Equity securities	6.8	8.7
Short-term investments and cash	1.7	0.6
Other invested assets
Limited partnerships	23.4	11.0
Other	4.3	2.3
Gross investment income before adjustments	144.9	125.9
Funds held interest income (expense)	3.6	3.1
Future policy benefit reserve income (expense)	(0.2)	(0.3)
Gross investment income	148.4	128.7
Investment expenses	(10.1)	(6.4)
Net investment income	$138.3	$122.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets	3.1%	3.0%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended
	March 31,
	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.0%	2.8%
Annualized after-tax yield on average cash and invested assets	2.7%	2.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$13.0	$15.5	$(2.5)
Losses	(2.6)	(4.1)	1.5
Total	10.4	11.4	(1.0)

Equity securities, market value:
Gains	-	-	-
Losses	-	(3.4)	3.4
Total	-	(3.4)	3.4

Equity securities, fair value:
Gains	6.7	8.2	(1.5)
Losses	(6.6)	(3.7)	(2.9)
Total	0.1	4.5	(4.4)

Total net realized capital gains (losses) from sales:
Gains	19.7	23.7	(4.0)
Losses	(9.2)	(11.2)	2.0
Total	10.5	12.5	(2.0)

Other-than-temporary impairments:	(0.1)	(1.2)	1.1

Gains (losses) from fair value adjustments:
Equity securities, fair value	(35.3)	41.5	(76.8)
Total	(35.3)	41.5	(76.8)

Total net realized capital gains (losses)	$(24.9)	$52.7	$(77.6)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $24.9 million and net realized capital gains were $52.7 million for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, we recorded $35.3 million of net losses from fair value re-measurements and $0.1 million of other-than-temporary impairments, partially offset by $10.5 million of net realized capital gains from sales on our fixed maturity and equity securities.  For the three months ended March 31, 2017, we recorded $41.5 million of net gains from fair value re-measurements and $12.5 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $1.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended March 31, 2018 and 2017 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$644.2	$579.0	$65.3	11.3%
Net written premiums	545.8	517.4	28.5	5.5%

Premiums earned	$563.4	$481.5	$81.9	17.0%
Incurred losses and LAE	545.2	262.1	283.1	108.0%
Commission and brokerage	127.3	102.4	25.0	24.4%
Other underwriting expenses	16.9	14.3	2.6	18.5%
Underwriting gain (loss)	$(126.0)	$102.8	$(228.9)	-222.5%

				Point Chg
Loss ratio	96.8%	54.4%		42.4
Commission and brokerage ratio	22.6%	21.3%		1.3
Other underwriting expense ratio	3.0%	2.9%		0.1
Combined ratio	122.4%	78.6%		43.8

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 11.3% to $644.2 million for the three months ended March 31, 2018 from $579.0 million for the three months ended March 31, 2017, primarily due to an increase in treaty property business, an increase in structured products as well as marine and aviation business.  Net written premiums increased by 5.5% to $545.8 million for the three months ended March 31, 2018 compared to $517.4 million for the three months ended March 31, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased by 17.0% to $563.4 million for the three months ended March 31, 2018, compared to $481.5 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business towards additional pro rata business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$326.4	57.9%		$-	0.0%		$326.4	57.9%
Catastrophes	-	0.0%		218.8	38.9%		218.8	38.9%
Total Segment	$326.4	57.9%		$218.8	38.9%		$545.2	96.8%

2017
Attritional	$262.4	54.5%		$(1.2)	-0.3%		$261.2	54.2%
Catastrophes	1.0	0.2%		(0.2)	0.0%		0.8	0.2%
Total Segment	$263.4	54.7%		$(1.4)	-0.3%		$262.1	54.4%

Variance 2018/2017
Attritional	$64.0	3.4	pts	$1.2	0.3	pts	$65.2	3.7	pts
Catastrophes	(1.0)	(0.2)	pts	219.0	38.9	pts	218.0	38.7	pts
Total Segment	$63.0	3.2	pts	$220.2	39.2	pts	$283.1	42.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 108.0% to $545.2 million for the three months ended March 31, 2018, compared to $262.1 million for the three months ended March 31, 2017. The increase in incurred losses was primarily due to $218.8 million of prior year catastrophe losses primarily related to Hurricane Irma and the California wildfires and an increase of $64.0 million in current years attritional losses mainly due to the impact of the increase in premiums earned. There were no current year catastrophe losses for the three months ended March 31, 2018.  The $1.0 million of current year catastrophe losses for the three months ended March 31, 2017 related to Cyclone Debbie in Australia ($1.0 million).

Segment Expenses.  Commission and brokerage expenses increased by 24.4% to $127.3 million for the three months ended March 31, 2018 compared to $102.4 million for the three months ended March 31, 2017.  The increase is mainly due to the impact of the increase in premiums earned and changes in the mix of business towards additional pro rata business.  Segment other underwriting expenses increased to $16.9 million for the three months ended March 31, 2018 from $14.3 million for the three months ended March 31, 2017.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$366.7	$266.4	$100.3	37.7%
Net written premiums	345.2	245.7	99.5	40.5%

Premiums earned	$343.6	$271.6	$72.0	26.5%
Incurred losses and LAE	127.0	159.5	(32.5)	-20.4%
Commission and brokerage	82.2	66.2	16.0	24.2%
Other underwriting expenses	10.6	9.5	1.1	11.6%
Underwriting gain (loss)	$123.8	$36.5	$87.4	239.7%

				Point Chg
Loss ratio	37.0%	58.7%		(21.7)
Commission and brokerage ratio	23.9%	24.4%		(0.5)
Other underwriting expense ratio	3.1%	3.5%		(0.4)
Combined ratio	64.0%	86.6%		(22.6)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 37.7% to $366.7 million for the three months ended March 31, 2018 compared to $266.4 million for the three months ended March 31, 2017, primarily due to the increases in Latin American and Middle East/Africa business.  Net written premiums increased by 40.5% to $345.2 million for the three months ended March 31, 2018 compared to $245.7 million for the three months ended March 31, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 26.5% to $343.6 million for the three months ended March 31, 2018 compared to $271.6 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$182.0	53.0%		$-	0.0%		$182.0	53.0%
Catastrophes	-	0.0%		(55.0)	-16.0%		(55.0)	-16.0%
Total Segment	$182.0	53.0%		$(55.0)	-16.0%		$127.0	37.0%

2017
Attritional	$141.6	52.1%		$-	0.0%		$141.6	52.1%
Catastrophes	18.1	6.7%		(0.2)	-0.1%		17.9	6.6%
Total Segment	$159.7	58.8%		$(0.2)	-0.1%		$159.5	58.7%

Variance 2018/2017
Attritional	$40.4	0.9	pts	$-	-	pts	$40.4	0.9	pts
Catastrophes	(18.1)	(6.7)	pts	(54.8)	(15.9)	pts	(72.9)	(22.6)	pts
Total Segment	$22.3	(5.8)	pts	$(54.8)	(15.9)	pts	$(32.5)	(21.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 20.4% to $127.0 million for the three months ended March 31, 2018 compared to $159.5 million for the three months ended March 31, 2017, primarily due to favorable development of $55.0 million on prior year catastrophe losses primarily related to Hurricane Maria, Hurricane Irma and the Mexico City earthquake and a decrease of $18.1 million in current year catastrophe losses. These decreases were partially offset by an increase of $40.4 million of current year attritional losses primarily due to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2018.  The $18.1 million of current year catastrophe losses for the three months ended March 31, 2017 were due to Cyclone Debbie in Australia ($18.1 million).

Segment Expenses.  Commission and brokerage increased by 24.2% to $82.2 million for the three months ended March 31, 2018 compared to $66.2 million for the three months ended March 31, 2017 mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $10.6 million for the three months ended March 31, 2018 compared to $9.5 million for the three months ended March 31, 2017.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$415.7	$321.1	$94.6	29.4%
Net written premiums	395.0	305.0	89.9	29.5%

Premiums earned	$319.1	$235.1	$84.0	35.7%
Incurred losses and LAE	129.5	128.4	1.1	0.8%
Commission and brokerage	81.5	58.4	23.1	39.5%
Other underwriting expenses	10.1	9.5	0.7	6.9%
Underwriting gain (loss)	$98.0	$38.8	$59.2	152.8%

				Point Chg
Loss ratio	40.6%	54.6%		(14.0)
Commission and brokerage ratio	25.5%	24.8%		0.7
Other underwriting expense ratio	3.2%	4.1%		(0.9)
Combined ratio	69.3%	83.5%		(14.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 29.4% to $415.7 million for the three months ended March 31, 2018 compared to $321.1 million for the three months ended March 31, 2017, primarily due to increased production from the U.K. and Ireland offices and a positive impact of $13.2 million from the movement of foreign exchange rates. Net written premiums increased by 29.5% to $395.0 million for the three months ended March 31, 2018 compared to $305.0 million for the three months ended March 31, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 35.7% to $319.1 million for the three months ended March 31, 2018 compared to $235.1 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$188.7	59.1%		$-	0.0%		$188.7	59.1%
Catastrophes	-	0.0%		(59.2)	-18.5%		(59.2)	-18.5%
Total Segment	$188.7	59.1%		$(59.2)	-18.5%		$129.5	40.6%

2017
Attritional	$127.0	54.0%		$-	0.0%		$127.0	54.0%
Catastrophes	0.9	0.4%		0.5	0.2%		1.4	0.6%
Total Segment	$127.9	54.4%		$0.5	0.2%		$128.4	54.6%

Variance 2018/2017
Attritional	$61.7	5.1	pts	$-	-	pts	$61.7	5.1	pts
Catastrophes	(0.9)	(0.4)	pts	(59.7)	(18.7)	pts	(60.6)	(19.1)	pts
Total Segment	$60.8	4.7	pts	$(59.7)	(18.7)	pts	$1.1	(14.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased slightly to $129.5 million for the three months ended March 31, 2018 compared to $128.4 million for the three months ended March 31, 2017, primarily due to an increase of $61.7 million in current year attritional losses related primarily to the impact of the increase in premiums earned, partially offset by $59.2 million of prior years catastrophe losses mainly related to Hurricane Irma, Hurricane Maria and Hurricane Harvey.  There were no current year catastrophe losses for the three months ended March 31, 2018.  The $0.9 million of current year catastrophe losses for the three months ended March 31, 2017 were due to Cyclone Debbie in Australia ($0.9 million).

Segment Expenses.  Commission and brokerage increased by 39.5% to $81.5 million for the three months ended March 31, 2018 compared to $58.4 million for the three months ended March 31, 2017.  The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased slightly to $10.1 million for the three months ended March 31, 2018 compared to $9.5 million for the three months ended March 31, 2017.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Variance	% Change
Gross written premiums	$505.0	$434.4	$70.5	16.2%
Net written premiums	386.3	345.8	40.5	11.7%

Premiums earned	$393.3	$323.9	$69.4	21.4%
Incurred losses and LAE	255.4	220.8	34.6	15.7%
Commission and brokerage	66.7	55.3	11.3	20.5%
Other underwriting expenses	58.7	42.7	16.0	37.5%
Underwriting gain (loss)	$12.5	$5.1	$7.4	146.2%

				Point Chg
Loss ratio	64.9%	68.2%		(3.3)
Commission and brokerage ratio	16.9%	17.1%		(0.2)
Other underwriting expense ratio	15.0%	13.1%		1.9
Combined ratio	96.8%	98.4%		(1.6)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 16.2% to $505.0 million for the three months ended March 31, 2018 compared to $434.4 million for the three months ended March 31, 2017.  This increase was driven by expansion of various insurance lines of business including property, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 11.7% to $386.3 million for the three months ended March 31, 2018 compared to $345.8 million for the three months ended March 31, 2017 which is consistent with the change in gross written premiums.  Premiums earned increased 21.4% to $393.3 million for the three months ended March 31, 2018 compared to $323.9 million for the three months ended March 31, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$260.0	66.1%		$-	0.0%		$260.0	66.1%
Catastrophes	-	0.0%		(4.6)	-1.2%		(4.6)	-1.2%
Total Segment	$260.0	66.1%		$(4.6)	-1.2%		$255.4	64.9%

2017
Attritional	$219.6	67.8%		$1.3	0.4%		$220.9	68.2%
Catastrophes	-	0.0%		(0.1)	0.0%		(0.1)	0.0%
Total Segment	$219.6	67.8%		$1.2	0.4%		$220.8	68.2%

Variance 2018/2017
Attritional	$40.4	(1.7)	pts	$(1.3)	(0.4)	pts	$39.1	(2.1)	pts
Catastrophes	-	-	pts	(4.5)	(1.2)	pts	(4.5)	(1.2)	pts
Total Segment	$40.4	(1.7)	pts	$(5.8)	(1.6)	pts	$34.6	(3.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 15.7% to $255.4 million for the three months ended March 31, 2018 compared to $220.8 million for the three months ended March 31, 2017, mainly due to an increase of $40.4 million in current year attritional losses, primarily related to the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2018 and 2017.

Segment Expenses.  Commission and brokerage increased by 20.5% to $66.7 million for the three months ended March 31, 2018 compared to $55.3 million for the three months ended March 31, 2017.  The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $58.7 million for the three months ended March 31, 2018 compared to $42.7 million for the three months ended March 31, 2017.  The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,582.9 million at March 31, 2018, a decrease of $43.6 million compared to $18,626.5 million at December 31, 2017.  This decrease was primarily the result of $222.0 million of pre-tax unrealized depreciation, $87.3 million in fair value re-measurements, $53.2 million paid out in dividends to shareholders, $9.0 million of amortization bond premium and $0.7 million of other-than-temporary impairments, partially offset by $195.6 million of cash flows from operations, $46.7 million of unsettled securities, $37.7 million due to fluctuations in foreign currencies and $24.6 million in equity adjustments of our limited partnership investments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2018, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 51.1% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2018		At December 31, 2017
Fixed maturities, market value	$14,844.6	79.9%	$14,756.8	79.2%
Fixed maturities, fair value	1.8	0.0%	-	0.0%
Equity securities, market value	-	0.0%	129.5	0.7%
Equity securities, fair value	1,169.5	6.3%	963.6	5.2%
Short-term investments	338.7	1.8%	509.7	2.7%
Other invested assets	1,527.7	8.2%	1,631.9	8.8%
Cash	700.6	3.8%	635.1	3.4%
Total investments and cash	$18,582.9	100.0%	$18,626.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2018	December 31, 2017
Fixed income portfolio duration (years)	3.2	3.1
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.1%	3.0%
Imbedded end of period yield, after-tax	2.8%	2.8%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Fixed income portfolio total return	-0.5%	2.5%
Barclay's Capital - U.S. aggregate index	-1.5%	3.5%

Common equity portfolio total return	-1.1%	14.6%
S&P 500 index	-0.8%	21.8%

Other invested asset portfolio total return	2.2%	8.4%

The pre-tax equivalent total return for the bond portfolio was approximately 0.1% and 4.3%, respectively, for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,356.9 million and $1,348.2 million at March 31, 2018 and December 31, 2017, respectively.  At March 31, 2018, $284.8 million, or 21.0%, was receivable from Mt. Logan Re collateralized segregated accounts; $147.4 million, or 10.9%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $116.0 million, or 8.5%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); $92.4 million, or 6.8%, was receivable from C.V. Starr (Bermuda) ("C.V. Starr"); and $78.6 million, or 5.8%, was receivable from Munich Reinsurance America, Inc. ("Munich Re").  The receivables from Resolution Group and C.V. Starr are fully collateralized by individual trust agreements.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $11,793.3 million and $11,884.3 million at March 31, 2018 and December 31, 2017, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,788.3	$1,857.6	$3,645.9	30.9%
International	1,200.9	907.5	2,108.5	17.9%
Bermuda	1,101.0	1,413.6	2,514.6	21.3%
Insurance	1,045.8	2,048.3	3,094.1	26.2%
Total excluding A&E	5,136.0	6,227.1	11,363.0	96.4%
A&E	309.1	121.2	430.3	3.6%
Total including A&E	$5,445.0	$6,348.3	$11,793.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,719.6	$2,041.0	$3,760.6	31.6%
International	1,147.6	1,022.9	2,170.5	18.3%
Bermuda	1,037.8	1,417.0	2,454.8	20.7%
Insurance	1,049.4	2,000.0	3,049.4	25.7%
Total excluding A&E	4,954.3	6,481.0	11,435.3	96.2%
A&E	306.0	143.0	449.0	3.8%
Total including A&E	$5,260.4	$6,623.9	$11,884.3	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2018	2017
Gross reserves	$430.3	$449.0
Reinsurance receivable	(128.6)	(130.9)
Net reserves	$301.7	$318.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2018, we had net asbestos loss reserves of $289.8 million, or 96.1%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.4 years at March 31, 2018.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity decreased to $8,344.2 million as of March 31, 2018 from $8,369.2 million as of December 31, 2017.  This decrease was the result of $199.4 million of unrealized depreciation on investments net of tax, $53.2 million of shareholder dividends and $2.2 million of share-based compensation transactions, partially offset by $210.3 million of net income, $17.7 million of net foreign currency translation adjustments and $1.8 million of net benefit plan obligation adjustments, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at March 31, 2018 and December 31, 2017 was $8,344.2 million and $8,369.2 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2017	2016	2017	2016
Regulatory targeted capital	$2,368.6	$2,025.7	$2,076.9	$1,411.4
Actual capital	$3,085.9	$2,950.5	$3,391.9	$3,635.1

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

Since the beginning of 2017, we repurchased 0.2 million shares for $50.0 million in the open market and paid $260.5 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of March 31, 2018, we had repurchased 28.2 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $195.6 million and $381.8 million for the three months ended March 31, 2018 and 2017, respectively.  Additionally, these cash flows reflected net tax recoverables of $51.3 million and net tax payments of $9.6 million for the three months ended March 31, 2018 and 2017, respectively, and net catastrophe loss payments of $265.8 million and $53.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2018 and December 31, 2017, we held cash and short-term investments of $1,039.3 million and $1,144.7 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $220.2 million of available liquidity at March 31, 2018.  In addition to these cash and short-term investments, at March 31, 2018, we had $1,592.7 million of available for sale fixed maturity securities maturing within one year or less, $7,097.6 million maturing within one to five years and $3,197.0 million maturing after five years.  Our $1,169.5 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2018 we had $152.4 million of net pre-tax unrealized depreciation related to fixed maturity securities, comprised of $324.1 million of pre-tax unrealized depreciation and $171.7 million of pre-tax unrealized appreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2018, was $5,919.7 million.  As of March 31, 2018, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2018 and December 31, 2017, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At March 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $564.6 million outstanding letters of credit under tranche two.  At December 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $538.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2018, was $5,919.7 million.  As of March 31, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2018 and December 31, 2017, Everest International Credit Facility had £0.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for March 31, 2018 and 2017.

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

Interest Rate Risk.  Our $18.6 billion investment portfolio, at March 31, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,450.8 million of mortgage-backed securities in the $14,846.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $338.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2018
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,088.4	$15,647.8	$15,185.1	$14,710.0	$14,236.6
Market/Fair Value Change from Base (%)	5.9%	3.0%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$821.1	$421.8	$-	$(434.4)	$(867.3)

We had $11,793.3 million and $11,884.3 million of gross reserves for losses and LAE as of March 31, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $9.3 billion, representing approximately 61.4% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$935.6	$1,052.6	$1,169.5	$1,286.5	$1,403.4
After-tax Change in Fair/Market Value	$(189.8)	$(94.9)	$-	$94.9	$189.8

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

ITEM 1A.    RISK FACTORS

No material changes.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2018	0	$-	0	1,785,507
February 1 - 28, 2018	48,471	$242.0134	0	1,785,507
March 1 - 31, 2018	0	$-	0	1,785,507
Total	48,471	$-	0	1,785,507

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

Dated:  May 10, 2018