Form 10-Q
period 2018-06-30
EVEREST RE GROUP LTD
filed 2018-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2018
Common Shares, $0.01 par value	40,855,442

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2018 (unaudited)
	and December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	six months ended June 30, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,242,890	$14,756,834
(amortized cost: 2018, $14,435,792; 2017, $14,689,598)
Fixed maturities - available for sale, at fair value	3,192	-
Equity securities - available for sale, at market value (cost: 2018, $0; 2017, $130,287)	-	129,530
Equity securities - available for sale, at fair value	1,220,770	963,572
Short-term investments	293,191	509,682
Other invested assets (cost: 2018, $1,826,148; 2017, $1,628,753)	1,826,148	1,631,850
Cash	619,493	635,067
Total investments and cash	18,205,684	18,626,535
Accrued investment income	98,585	97,704
Premiums receivable	1,961,388	1,844,881
Reinsurance receivables	1,779,581	1,348,226
Funds held by reinsureds	368,680	292,927
Deferred acquisition costs	418,167	411,587
Prepaid reinsurance premiums	368,665	288,211
Income taxes	280,696	299,438
Other assets	404,439	382,283
TOTAL ASSETS	$23,885,885	$23,591,792

LIABILITIES:
Reserve for losses and loss adjustment expenses	$12,043,334	$11,884,321
Future policy benefit reserve	48,845	51,014
Unearned premium reserve	2,141,399	2,000,556
Funds held under reinsurance treaties	17,087	18,030
Other net payable to reinsurers	312,474	218,017
4.868% Senior notes due 6/1/2044	396,894	396,834
6.6% Long term notes due 5/1/2067	236,610	236,561
Accrued interest on debt and borrowings	3,010	2,727
Equity index put option liability	9,218	12,477
Unsettled securities payable	54,563	38,743
Other liabilities	381,102	363,280
Total liabilities	15,644,536	15,222,560

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2018) 69,181
and (2017) 69,044 outstanding before treasury shares	692	691
Additional paid-in capital	2,172,701	2,165,768
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($15,938) at 2018 and $9,356 at 2017	(445,338)	(160,891)
Treasury shares, at cost; 28,321 shares (2018) and 28,208 shares (2017)	(3,347,548)	(3,322,244)
Retained earnings	9,860,842	9,685,908
Total shareholders' equity	8,241,349	8,369,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,885,885	$23,591,792

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,729,818	$1,369,681	$3,349,245	$2,681,778
Net investment income	141,322	134,508	279,616	256,797
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(888)	(2,475)	(958)	(3,703)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	16,664	27,743	(8,167)	81,699
Total net realized capital gains (losses)	15,776	25,268	(9,125)	77,996
Net derivative gain (loss)	2,987	766	3,260	3,396
Other income (expense)	3,036	388	15,100	(4,578)
Total revenues	1,892,939	1,530,611	3,638,096	3,015,389

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,341,314	861,275	2,398,491	1,632,063
Commission, brokerage, taxes and fees	383,402	299,956	741,041	582,225
Other underwriting expenses	93,099	78,869	189,383	154,756
Corporate expenses	6,633	6,919	15,629	15,376
Interest, fees and bond issue cost amortization expense	7,728	8,059	15,146	17,023
Total claims and expenses	1,832,176	1,255,078	3,359,690	2,401,443

INCOME (LOSS) BEFORE TAXES	60,763	275,533	278,406	613,946
Income tax expense (benefit)	(9,132)	29,859	(1,807)	76,629

NET INCOME (LOSS)	$69,895	$245,674	$280,213	$537,317

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(41,776)	4,868	(232,400)	24,416
Reclassification adjustment for realized losses (gains) included in net income (loss)	249	(8,993)	(8,523)	(11,192)
Total URA(D) on securities arising during the period	(41,527)	(4,125)	(240,923)	13,224

Foreign currency translation adjustments	(63,652)	35,667	(45,953)	47,560

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,815	2,004	3,630	4,008
Total benefit plan net gain (loss) for the period	1,815	2,004	3,630	4,008
Total other comprehensive income (loss), net of tax	(103,364)	33,546	(283,246)	64,792

COMPREHENSIVE INCOME (LOSS)	$(33,469)	$279,220	$(3,033)	$602,109

EARNINGS PER COMMON SHARE:
Basic	$1.71	$5.98	$6.85	$13.10
Diluted	1.70	5.95	6.81	13.02
Dividends declared	1.30	1.25	2.60	2.50

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	40,978,634	41,057,991	40,835,272	40,898,864
Issued during the period, net	(5,718)	7,221	137,644	166,348
Treasury shares acquired	(112,747)	-	(112,747)	-
Balance, end of period	40,860,169	41,065,212	40,860,169	41,065,212

COMMON SHARES (par value):
Balance, beginning of period	$692	$691	$691	$689
Issued during the period, net	-	-	1	2
Balance, end of period	692	691	692	691

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,163,519	2,141,653	2,165,768	2,140,783
Share-based compensation plans	9,182	9,006	6,933	9,876
Balance, end of period	2,172,701	2,150,659	2,172,701	2,150,659

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(341,974)	(185,518)	(160,891)	(216,764)
Net increase (decrease) during the period	(103,364)	33,546	(283,246)	64,792
Cumulative change due to adoption of Accounting Standards Update 2016-01	-	-	(1,201)	-
Balance, end of period	(445,338)	(151,972)	(445,338)	(151,972)

RETAINED EARNINGS:
Balance, beginning of period	9,844,187	9,663,294	9,685,908	9,422,932
Net income (loss)	69,895	245,674	280,213	537,317
Dividends declared ($1.30 per share in second quarter 2018 $2.60 year-to-date per share in 2018 and $1.25 per share in second quarter 2017 and $2.50
year-to-date per share in 2017)	(53,240)	(51,304)	(106,480)	(102,585)
Cumulative change due to adoption of Accounting Standards Update 2016-01	-	-	1,201	-
Balance, end of period	9,860,842	9,857,664	9,860,842	9,857,664

TREASURY SHARES AT COST:
Balance, beginning of period	(3,322,244)	(3,272,244)	(3,322,244)	(3,272,244)
Purchase of treasury shares	(25,304)	-	(25,304)	-
Balance, end of period	(3,347,548)	(3,272,244)	(3,347,548)	(3,272,244)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,241,349	$8,584,798	$8,241,349	$8,584,798

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$280,213	$537,317
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(126,355)	(337,069)
Decrease (increase) in funds held by reinsureds, net	(77,794)	(7,980)
Decrease (increase) in reinsurance receivables	(467,011)	8,270
Decrease (increase) in income taxes	43,516	18,362
Decrease (increase) in prepaid reinsurance premiums	(86,044)	(87,091)
Increase (decrease) in reserve for losses and loss adjustment expenses	223,202	97,493
Increase (decrease) in future policy benefit reserve	(2,169)	(836)
Increase (decrease) in unearned premiums	151,528	161,009
Increase (decrease) in other net payable to reinsurers	101,970	65,929
Increase (decrease) in losses in course of payment	162,073	288,557
Change in equity adjustments in limited partnerships	(45,898)	(31,032)
Distribution of limited partnership income	42,269	22,992
Change in other assets and liabilities, net	(111,220)	(61,763)
Non-cash compensation expense	17,566	15,725
Amortization of bond premium (accrual of bond discount)	17,677	22,475
Net realized capital (gains) losses	9,125	(77,996)
Net cash provided by (used in) operating activities	132,648	634,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,099,762	1,145,162
Proceeds from fixed maturities sold - available for sale, at market value	1,225,373	991,209
Proceeds from fixed maturities sold - available for sale, at fair value	1,065	-
Proceeds from equity securities sold - available for sale, at market value	-	18,802
Proceeds from equity securities sold - available for sale, at fair value	576,382	258,226
Distributions from other invested assets	2,978,865	2,476,399
Cost of fixed maturities acquired - available for sale, at market value	(2,163,331)	(2,880,188)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-
Cost of equity securities acquired - available for sale, at market value	-	(2,610)
Cost of equity securities acquired - available for sale, at fair value	(722,797)	(258,543)
Cost of other invested assets acquired	(3,168,655)	(2,431,281)
Net change in short-term investments	213,242	105,566
Net change in unsettled securities transactions	(33,351)	47,800
Net cash provided by (used in) investing activities	2,174	(529,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(9,431)	(5,847)
Purchase of treasury shares	(25,304)	-
Dividends paid to shareholders	(106,480)	(102,585)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(14,859)	(12,407)
Net cash provided by (used in) financing activities	(156,074)	(120,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,678	3,218

Net increase (decrease) in cash	(15,574)	(12,717)
Cash, beginning of period	635,067	481,922
Cash, end of period	$619,493	$469,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(44,151)	$57,772
Interest paid	14,754	17,818

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2018 and 2017

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior year's amounts to conform to the 2018 presentation.

Application of Recently Issued Accounting Standard Changes.

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act ("TCJA"), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed.  The Company decided to early adopt the guidance as of December 31, 2017.  The adoption resulted in a reclass of $1,250 thousand between AOCI and retained earnings during the fourth quarter of 2017.

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

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At June 30, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,158,844	$10,522	$(24,870)	$1,144,496	$-
Obligations of U.S. states and political subdivisions	525,087	14,731	(1,934)	537,884	420
Corporate securities	5,783,255	50,084	(122,678)	5,710,661	2,740
Asset-backed securities	491,885	127	(6,056)	485,956	-
Mortgage-backed securities
Commercial	229,450	-	(6,475)	222,975	-
Agency residential	2,144,163	7,389	(66,926)	2,084,626	-
Non-agency residential	22	38	-	60	-
Foreign government securities	1,256,344	33,478	(52,825)	1,236,997	136
Foreign corporate securities	2,846,742	59,779	(87,286)	2,819,235	588
Total fixed maturity securities	$14,435,792	$176,148	$(369,050)	$14,242,890	$3,884
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,540,952	$9,816	$(14,076)	$1,536,692	$-
Obligations of U.S. states and political subdivisions	563,790	22,123	(444)	585,469	-
Corporate securities	5,658,456	81,724	(41,175)	5,699,005	2,488
Asset-backed securities	532,473	869	(1,982)	531,360	-
Mortgage-backed securities
Commercial	235,794	616	(2,369)	234,041	-
Agency residential	2,236,361	10,379	(35,838)	2,210,902	-
Non-agency residential	497	41	(44)	494	-
Foreign government securities	1,305,070	43,804	(34,847)	1,314,027	178
Foreign corporate securities	2,616,205	77,045	(48,406)	2,644,844	950
Total fixed maturity securities	$14,689,598	$246,417	$(179,181)	$14,756,834	$3,616
Equity securities	$130,287	$2,615	$(3,372)	$129,530	$-

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

	At June 30, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,157,956	$1,158,176	$1,041,885	$1,050,094
Due after one year through five years	7,151,383	7,045,835	7,545,731	7,554,248
Due after five years through ten years	2,435,785	2,395,193	2,214,473	2,231,456
Due after ten years	825,148	850,069	882,384	944,239
Asset-backed securities	491,885	485,956	532,473	531,360
Mortgage-backed securities:
Commercial	229,450	222,975	235,794	234,041
Agency residential	2,144,163	2,084,626	2,236,361	2,210,902
Non-agency residential	22	60	497	494
Total fixed maturity securities	$14,435,792	$14,242,890	$14,689,598	$14,756,834

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(40,921)	$(22,246)	$(260,406)	$(4,191)
Fixed maturity securities, other-than-temporary impairment	456	(994)	267	(5,495)
Equity securities	-	1,193	-	7,192
Other invested assets	-	821	-	1,265
Change in unrealized appreciation (depreciation), pre-tax	(40,465)	(21,226)	(260,139)	(1,229)
Deferred tax benefit (expense)	(1,007)	16,990	19,292	13,117
Deferred tax benefit (expense), other-than-temporary impairment	(55)	111	(76)	1,336
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(41,527)	$(4,125)	$(240,923)	$13,224

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$740,474	$(14,053)	$265,737	$(10,817)	$1,006,211	$(24,870)
Obligations of U.S. states and political subdivisions	45,254	(651)	36,939	(1,283)	82,193	(1,934)
Corporate securities	3,629,848	(78,597)	807,050	(44,081)	4,436,898	(122,678)
Asset-backed securities	315,541	(4,760)	92,906	(1,296)	408,447	(6,056)
Mortgage-backed securities
Commercial	156,895	(3,104)	66,079	(3,371)	222,974	(6,475)
Agency residential	582,748	(11,118)	1,321,462	(55,808)	1,904,210	(66,926)
Non-agency residential	-	-	-	-	-	-
Foreign government securities	302,046	(8,212)	412,970	(44,613)	715,016	(52,825)
Foreign corporate securities	1,332,956	(35,840)	584,790	(51,446)	1,917,746	(87,286)
Total fixed maturity securities	$7,105,762	$(156,335)	$3,587,933	$(212,715)	$10,693,695	$(369,050)
Equity securities	-	-	-	-	-	-
Total	$7,105,762	$(156,335)	$3,587,933	$(212,715)	$10,693,695	$(369,050)

	Duration of Unrealized Loss at June 30, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$628,144	$(2,598)	$149,820	$(13,881)	$777,964	$(16,479)
Due in one year through five years	3,911,655	(78,589)	1,547,737	(106,257)	5,459,392	(184,846)
Due in five years through ten years	1,270,453	(42,618)	367,885	(29,885)	1,638,338	(72,503)
Due after ten years	240,326	(13,548)	42,044	(2,217)	282,370	(15,765)
Asset-backed securities	315,541	(4,760)	92,906	(1,296)	408,447	(6,056)
Mortgage-backed securities	739,643	(14,222)	1,387,541	(59,179)	2,127,184	(73,401)
Total fixed maturity securities	$7,105,762	$(156,335)	$3,587,933	$(212,715)	$10,693,695	$(369,050)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2018 were $10,693,695 thousand and $369,050 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at June 30, 2018, did not exceed 7.1% of the overall market value of the Company's fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.1% of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $156,335 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $135,754 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $212,715 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign corporate securities, foreign government securities, domestic corporate securities and U.S. government agencies and corporations.  Of these unrealized losses, $207,796 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$114,824	$108,122	$223,506	$211,367
Equity securities	6,672	8,366	13,499	17,111
Short-term investments and cash	2,092	835	3,824	1,465
Other invested assets
Limited partnerships	21,996	20,060	45,377	31,058
Other	2,659	2,285	6,984	4,557
Gross investment income before adjustments	148,243	139,668	293,190	265,558
Funds held interest income (expense)	1,939	1,724	5,569	4,872
Future policy benefit reserve income (expense)	(359)	(416)	(568)	(735)
Gross investment income	149,823	140,976	298,191	269,695
Investment expenses	(8,501)	(6,468)	(18,575)	(12,898)
Net investment income	$141,322	$134,508	$279,616	$256,797

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

The Company had contractual commitments to invest up to an additional $689,337 thousand in limited partnerships at June 30, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

The Company's other invested assets at June 30, 2018 and December 31, 2017 included $387,160 thousand and $447,915 thousand, respectively, related to a private placement liquidity sweep facility.  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(888)	$(2,475)	$(958)	$(3,703)
Gains (losses) from sales	(43)	13,543	10,349	24,915
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,068)	-	(1,082)	-
Gains (losses) from fair value adjustments	958	-	958	-
Equity securities, market value:
Gains (losses) from sales	-	-	-	(3,436)
Equity securities, fair value:
Gains (losses) from sales	(1,563)	805	(1,523)	5,321
Gains (losses) from fair value adjustments	17,800	13,397	(17,453)	54,904
Other invested assets	581	(2)	584	(1)
Short-term investments gain (loss)	(1)	-	-	(4)
Total net realized capital gains (losses)	$15,776	$25,268	$(9,125)	$77,996

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of fixed maturity securities	$862,150	$562,718	$1,226,438	$991,209
Gross gains from sales	6,824	17,105	19,826	32,578
Gross losses from sales	(7,935)	(3,563)	(10,559)	(7,663)

Proceeds from sales of equity securities	$376,507	$117,911	$576,382	$277,028
Gross gains from sales	7,359	3,885	14,046	12,093
Gross losses from sales	(8,922)	(3,080)	(15,569)	(10,208)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at beginning of period	$11,884,321	$10,312,313
Less reinsurance recoverables	(1,212,649)	(990,862)
Net reserves at beginning of period	10,671,672	9,321,451

Incurred related to:
Current year	1,963,766	4,815,967
Prior years	434,725	(293,386)
Total incurred losses and LAE	2,398,491	4,522,581

Paid related to:
Current year	490,884	1,280,605
Prior years	2,089,606	2,062,634
Total paid losses and LAE	2,580,490	3,343,239

Foreign exchange/translation adjustment	(67,978)	170,879

Net reserves at end of period	10,421,695	10,671,672
Plus reinsurance recoverables	1,621,639	1,212,649
Gross reserves at end of period	$12,043,334	$11,884,321

Incurred prior years' reserves increased by $434,725 thousand for the six months ended June 30, 2018 and decreased by $293,386 thousand for the twelve months ended December 31, 2017.  The increase for the six months ended June 30, 2018, was due to $532,155 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricane Harvey, Irma and Maria as well as the California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  This reserve increase was partially offset by $97,430 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business.  The favorable development was primarily identified through reserve studies completed in the second quarter of 2018.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $238,378 thousand, related primarily to property and short-tail business in the U.S. and Bermuda as well as favorable development on prior year catastrophe losses, partially offset by $37,137 thousand of adverse development on A&E reserves.  The insurance segment also experienced favorable development on prior year reserves of $55,007 thousand mainly on its workers compensation business, which is largely written in California.

The $408,990 thousand increase in reinsurance recoverables from December 31, 2017 to June 30, 2018 is primarily related to the additional catastrophe losses incurred in the second quarter of 2018 as well as a retroactive reinsurance transaction with a Mt. Logan Re segregated account effective in the second quarter of 2018.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the June 30, 2018 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 2%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2018, the present value of these theoretical maximum payouts using a 3% discount factor was $406,448 thousand.  Conversely, if the contracts had all expired on June 30, 2018, with the S&P index at $2,718.37, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the June 30, 2018 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 10%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2018, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,076 thousand.  Conversely, if the contract had expired on June 30, 2018, with the FTSE index at ₤7,636.93, there would have been no settlement amount.

At June 30, 2018 and December 31, 2017, the fair value for these equity put options was $9,218 thousand and $12,477 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2018	December 31, 2017

Equity index put option contracts	Equity index put option liability	$9,218	$12,477
Total		$9,218	$12,477

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2018	2017	2018	2017

Equity index put option contracts	Net derivative gain (loss)	$2,987	$766	$3,260	$3,396
Total		$2,987	$766	$3,260	$3,396

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for ninety-one private placement securities at June 30, 2018, an investment manager's valuation committee valued eighty-five of these private placement securities at $247,863 thousand.  A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties.  Four of the private placement securities totaling $95,444 thousand are valued by the investment manager at amortized cost.  In addition, the Company valued two private placement securities at $53,715 thousand, representing par value.  Due to the unavailability of prices for sixty-six private placement securities at December 31, 2017, an investment manager's valuation committee valued sixty-five of these private placement securities at $165,173 thousand.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2018 and December 31, 2017 of $490,863 thousand and $386,241 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,144,496	$-	$1,144,496	$-
Obligations of U.S. States and political subdivisions	537,884	-	537,884	-
Corporate securities	5,710,661	-	5,329,446	381,215
Asset-backed securities	485,956	-	485,956	-
Mortgage-backed securities
Commercial	222,975	-	222,975	-
Agency residential	2,084,626	-	2,084,626	-
Non-agency residential	60	-	60	-
Foreign government securities	1,236,997	-	1,236,997	-
Foreign corporate securities	2,819,235	-	2,806,620	12,615
Total fixed maturities, market value	14,242,890	-	13,849,060	393,830

Fixed maturities, fair value	3,192	-	-	3,192
Equity securities, fair value	1,220,770	1,180,851	39,919	-

Liabilities:
Equity index put option contracts	$9,218	$-	$-	$9,218

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2018.

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

In addition, $96,162 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$220,555	$11,368	$231,923	$210,186	$6,952	$217,138
Total gains or (losses) (realized/unrealized)
Included in earnings	624	(504)	120	1,346	(410)	936
Included in other comprehensive income (loss)	190	-	190	425	-	425
Purchases, issuances and settlements	159,846	1	159,847	169,258	4,323	173,581
Transfers in and/or (out) of Level 3	-	1,750	1,750	-	1,750	1,750
Ending balance	$381,215	$12,615	$393,830	$381,215	$12,615	$393,830

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$84,322	$2,802	$87,124	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	711	128	839	925	104	1,029
Included in other comprehensive income (loss)	172	-	172	143	-	143
Purchases, issuances and settlements	52,900	221	53,121	71,840	509	72,349
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$138,105	$3,151	$141,256	$138,105	$3,151	$141,256

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$1,821	$1,821	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(142)	(142)	(156)	(156)
Included in other comprehensive income (loss)	32	32	32	32
Purchases, issuances and settlements	1,481	1,481	3,316	3,316
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,192	$3,192	$3,192	$3,192

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $1,750 thousand for both the three and six months ended June 30, 2018 for fixed maturities, market value.  The transfers related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of June 30, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Liabilities:
Balance, beginning of period	$12,205	$19,429	$12,477	$22,059
Total (gains) or losses (realized/unrealized)
Included in earnings	(2,987)	(766)	(3,260)	(3,396)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$9,218	$18,662	$9,218	$18,662

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss) per share:
Numerator
Net income (loss)	$69,895	$245,674	$280,213	$537,317
Less: dividends declared-common shares and nonvested common shares	(53,240)	(51,304)	(106,480)	(102,585)
Undistributed earnings	16,655	194,370	173,733	434,731
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	16,477	192,279	171,881	430,035
Add: dividends declared-common shareholders	52,705	50,790	105,403	101,543
Numerator for basic and diluted earnings per common share	$69,183	$243,068	$277,284	$531,577

Denominator
Denominator for basic earnings per weighted-average common shares	40,504	40,624	40,487	40,577
Effect of dilutive securities:
Options	206	250	213	259
Denominator for diluted earnings per adjusted weighted-average common shares	40,710	40,874	40,699	40,836

Per common share net income (loss)
Basic	$1.71	$5.98	$6.85	$13.10
Diluted	$1.70	$5.95	$6.81	$13.02

(1) Basic weighted-average common shares outstanding	40,504	40,624	40,487	40,577
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,943	41,066	40,923	41,020
Percentage allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2018 and 2017.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$144,353	$144,618
Unaffiliated life insurance company	33,372	34,444

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(41,271)	$(906)	$(42,177)	$(250,431)	$17,840	$(232,591)
URA(D) on securities - OTTI	456	(55)	401	267	(76)	191
Reclassification of net realized losses (gains) included in net income (loss)	350	(101)	249	(9,975)	1,452	(8,523)
Foreign currency translation adjustments	(69,202)	5,550	(63,652)	(51,857)	5,904	(45,953)
Reclassification of benefit plan liability amortization included in net income (loss)	2,297	(482)	1,815	4,595	(965)	3,630
Total other comprehensive income (loss)	$(107,370)	$4,006	$(103,364)	$(307,401)	$24,155	$(283,246)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(9,165)	$14,916	$5,751	$22,041	$6,534	$28,575
URA(D) on securities - OTTI	(994)	111	(883)	(5,495)	1,336	(4,159)
Reclassification of net realized losses (gains) included in net income (loss)	(11,067)	2,074	(8,993)	(17,775)	6,583	(11,192)
Foreign currency translation adjustments	38,560	(2,893)	35,667	52,373	(4,813)	47,560
Reclassification of benefit plan liability amortization included in net income (loss)	3,083	(1,079)	2,004	6,166	(2,158)	4,008
Total other comprehensive income (loss)	$20,417	$13,129	$33,546	$57,310	$7,482	$64,792

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2018	2017	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$350	$(11,067)	$(9,975)	$(17,775)	Other net realized capital gains (losses)
	(101)	2,074	1,452	6,583	Income tax expense (benefit)
	$249	$(8,993)	$(8,523)	$(11,192)	Net income (loss)

Benefit plan net gain (loss)	$2,297	$3,083	$4,595	$6,166	Other underwriting expenses
	(482)	(1,079)	(965)	(2,158)	Income tax expense (benefit)
	$1,815	$2,004	$3,630	$4,008	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Beginning balance of URA (D) on securities	$49,969	$115,558
Current period change in URA (D) of investments - temporary	(241,114)	(67,268)
Current period change in URA (D) of investments - non-credit OTTI	191	(4,030)
Reclass due to early adoption of ASU 2018-02	-	5,709
Cumulative change due to ASU 2016-01	(1,201)	-
Ending balance of URA (D) on securities	(192,155)	49,969

Beginning balance of foreign currency translation adjustments	(138,931)	(266,818)
Current period change in foreign currency translation adjustments	(45,953)	121,917
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	(184,884)	(138,931)

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	3,630	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(68,299)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(445,338)	$(160,891)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Credit facility interest and fees incurred	$105	$106	$210	$210

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2018, was $5,939,502 thousand.  As of June 30, 2018, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At June 30, 2018			At December 31, 2017
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	571,792	12/31/2018	600,000	538,214	12/31/2018
Total Wells Fargo Bank Group Credit Facility		$800,000	$571,792		$800,000	$538,214

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$250,000	$3,672	11/24/2018	$250,000	$3,297	2/28/2018
		64,126	12/31/2018		3,672	11/24/2018
		2,412	2/28/2019		73,626	12/31/2018
		328	8/30/2019		344	8/30/2019
		2,416	12/31/2019		93,855	12/30/2021
		91,905	6/30/2022		-
Total Citibank Bilateral Agreement	$250,000	$164,859		$250,000	$174,794

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2018, was $5,939,502 thousand.  As of June 30, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£145,000	£-		£145,000	£-
	-	-		-	-
Total Lloyd's Bank Credit Facility	£145,000	£-		£145,000	£-

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2018, the total amount on deposit in trust accounts was $897,645 thousand.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mt. Logan Re Segregated Accounts	2018	2017	2018	2017
(Dollars in thousands)
Ceded written premiums	45,887	42,728	126,923	96,946
Ceded earned premiums	65,067	57,886	126,476	98,483
Ceded losses and LAE	133,762	24,812	154,831	44,397

Assumed written premiums	1,604	3,763	4,647	6,495
Assumed earned premiums	1,604	3,763	4,647	6,495
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $1,151,595 thousand and $837,202 thousand at June 30, 2018 and December 31, 2017, respectively.  Of this amount, Group had investments valued at $46,095 thousand and $50,373 thousand at June 30, 2018 and December 31, 2017, respectively, in the segregated accounts.

Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269,198 thousand of casualty reserves held by Bermuda Re related to accident years 2002 through 2015.  As consideration for entering the agreement, the Company transferred cash of $252,000 thousand to the Mt. Logan Re segregated account.  The maximum liability to be retroceded under the agreement will be $319,000 thousand.  The Company will retain liability for any amounts exceeding the maximum liability.

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

				June 30, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,894	$396,728	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,610	$236,651	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for May 15, 2018 to August 14, 2018 is 4.73%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$2,702	$3,033	$5,093	$6,970

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$652,109	$474,993	$1,296,331	$1,053,951
Net written premiums	566,303	385,267	1,112,134	902,636

Premiums earned	$603,884	$478,494	$1,167,269	$960,018
Incurred losses and LAE	509,653	267,621	1,054,846	529,687
Commission and brokerage	148,712	112,423	276,032	214,781
Other underwriting expenses	15,472	14,278	32,358	28,529
Underwriting gain (loss)	$(69,953)	$84,172	$(195,967)	$187,021

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$399,024	$319,786	$765,748	$586,203
Net written premiums	355,309	272,369	700,464	518,031

Premiums earned	$363,795	$263,816	$707,399	$535,397
Incurred losses and LAE	301,406	172,488	428,430	331,989
Commission and brokerage	92,088	64,847	174,265	130,997
Other underwriting expenses	10,349	9,814	20,925	19,294
Underwriting gain (loss)	$(40,048)	$16,667	$83,779	$53,117

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$369,440	$237,570	$785,126	$558,692
Net written premiums	355,236	217,814	750,204	522,846

Premiums earned	$353,698	$263,457	$672,832	$498,563
Incurred losses and LAE	250,097	165,305	379,610	293,737
Commission and brokerage	80,318	63,486	161,805	121,909
Other underwriting expenses	10,762	9,022	20,895	18,502
Underwriting gain (loss)	$12,521	$25,644	$110,522	$64,415

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$645,948	$569,300	$1,150,923	$1,003,747
Net written premiums	469,530	463,683	855,782	809,434

Premiums earned	$408,441	$363,914	$801,745	$687,800
Incurred losses and LAE	280,158	255,861	535,605	476,650
Commission and brokerage	62,284	59,200	128,939	114,538
Other underwriting expenses	56,516	45,755	115,205	88,431
Underwriting gain (loss)	$9,483	$3,098	$21,996	$8,181

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Underwriting gain (loss)	$(87,997)	$129,581	$20,330	$312,734
Net investment income	141,322	134,508	279,616	256,797
Net realized capital gains (losses)	15,776	25,268	(9,125)	77,996
Net derivative gain (loss)	2,987	766	3,260	3,396
Corporate expenses	(6,633)	(6,919)	(15,629)	(15,376)
Interest, fee and bond issue cost amortization expense	(7,728)	(8,059)	(15,146)	(17,023)
Other income (expense)	3,036	388	15,100	(4,578)
Income (loss) before taxes	$60,763	$275,533	$278,406	$613,946

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
United Kingdom gross written premium	$177,072	$204,965	$435,331	$375,785

No other country represented more than 5% of the Company's revenues.

15.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2018, share-based compensation awards granted were 375 restricted shares, granted on May 15, 2018, with a fair value of $226.950 per share.

16.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,977	$3,299	$5,954	$6,598
Interest cost	2,585	2,276	5,170	4,552
Expected return on plan assets	(3,670)	(3,154)	(7,341)	(6,309)
Amortization of net (income) loss	2,237	3,041	4,473	6,081
Net periodic benefit cost	$4,129	$5,461	$8,256	$10,921

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$446	$441	$893	$881
Interest cost	307	249	614	498
Amortization of prior service cost	(33)	(33)	(66)	(66)
Amortization of net (income) loss	94	75	188	151
Net periodic benefit cost	$814	$732	$1,629	$1,464

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2018 and 2017.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This was the second consecutive year with higher than average catastrophe losses.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  There are industry reports that the catastrophe losses for 2016 reached their highest level in four years and the United States experienced the most loss events since 1980 and the highest total losses since 2012.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross written premiums	$2,066.5	$1,601.6	29.0%	$3,998.1	$3,202.6	24.8%
Net written premiums	1,746.4	1,339.1	30.4%	3,418.6	2,752.9	24.2%

REVENUES:
Premiums earned	$1,729.8	$1,369.7	26.3%	$3,349.2	$2,681.8	24.9%
Net investment income	141.3	134.5	5.1%	279.6	256.8	8.9%
Net realized capital gains (losses)	15.8	25.3	-37.6%	(9.1)	78.0	-111.7%
Net derivative gain (loss)	3.0	0.8	NM	3.3	3.4	-4.0%
Other income (expense)	3.0	0.4	NM	15.1	(4.6)	NM
Total revenues	1,892.9	1,530.6	23.7%	3,638.1	3,015.4	20.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,341.3	861.3	55.7%	2,398.5	1,632.1	47.0%
Commission, brokerage, taxes and fees	383.4	300.0	27.8%	741.0	582.2	27.3%
Other underwriting expenses	93.1	78.9	18.0%	189.4	154.8	22.4%
Corporate expenses	6.6	6.9	-4.1%	15.6	15.4	1.6%
Interest, fees and bond issue cost amortization expense	7.7	8.1	-4.1%	15.1	17.0	-11.0%
Total claims and expenses	1,832.2	1,255.1	46.0%	3,359.7	2,401.4	39.9%

INCOME (LOSS) BEFORE TAXES	60.8	275.5	-77.9%	278.4	613.9	-54.7%
Income tax expense (benefit)	(9.1)	29.9	-130.6%	(1.8)	76.6	-102.4%
NET INCOME (LOSS)	$69.9	$245.7	-71.5%	$280.2	$537.3	-47.8%

RATIOS:			Point Change			Point Change
Loss ratio	77.5%	62.9%	14.6	71.6%	60.8%	10.8
Commission and brokerage ratio	22.2%	21.9%	0.3	22.1%	21.7%	0.4
Other underwriting expense ratio	5.4%	5.7%	(0.3)	5.7%	5.8%	(0.1)
Combined ratio	105.1%	90.5%	14.6	99.4%	88.3%	11.1

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2018	2017	(Decrease)
Balance sheet data:
Total investments and cash				$18,205.7	$18,626.5	-2.3%
Total assets				23,885.9	23,591.8	1.2%
Loss and loss adjustment expense reserves				12,043.3	11,884.3	1.3%
Total debt				633.5	633.4	0.0%
Total liabilities				15,644.5	15,222.6	2.8%
Shareholders' equity				8,241.3	8,369.2	-1.5%
Book value per share				201.70	204.95	-1.6%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 29.0% to $2,066.5 million for the three months ended June 30, 2018, compared to $1,601.6 million for the three months ended June 30, 2017, reflecting a $388.2 million, or 37.6%, increase in our reinsurance business and a $76.6 million, or 13.5%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty property business, treaty casualty business, Latin American business and business written through our U.K. branch and Ireland office.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, accident and health and business written through the Lloyd's Syndicate.  Gross written premiums increased by 24.8% to $3,998.1 million for the six months ended June 30, 2018, compared to $3,202.6 million for the six months ended June 30, 2017, reflecting a $648.4 million, or 29.5%, increase in our reinsurance business and a $147.2 million, or 14.7%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty property business, treaty casualty business, Latin American business and business written through our U.K. branch and Ireland office, as well as a positive impact of $25.0 million from the movement of foreign exchange rates.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, accident and health and business written through the Lloyd's Syndicate.

Net written premiums increased by 30.4% to $1,746.4 million for the three months ended June 30, 2018, compared to $1,339.1 million for the three months ended June 30, 2017.  Net written premiums increased by 24.2% to $3,418.6 million for the six months ended June 30, 2018, compared to $2,752.9 million for the six months ended June 30, 2017.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 26.3% to $1,729.8 million for the three months ended June 30, 2018, compared to $1,369.7 million for the three months ended June 30, 2017.  Premiums earned increased by 24.9% to $3,349.2 million for the six months ended June 30, 2018, compared to $2,681.8 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 5.1% to $141.3 million for the three months ended June 30, 2018, compared with investment income of $134.5 million for the three months ended June 30, 2017.  Net investment income increased by 8.9% to $279.6 million for the six months ended June 30, 2018, compared with investment income of $256.8 million for the six months ended June 30, 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.1% for the three months ended June 30, 2018 compared to 3.0% for the three months ended June 30, 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.1% for the six months ended June 30, 2018 compared to 2.9% for the six months ended June 30, 2017.  The increases in both income and yield were primarily the result of higher income from our limited partnerships and higher income from our fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $15.8 million and $25.3 million for the three months ended June 30, 2018 and 2017, respectively.  The net realized capital gains of $15.8 million for the three months ended June 30, 2018 were comprised of $18.8 million of net gains from fair value re-measurements, partially offset by $2.1 million of net realized capital losses from sales of investments and $0.9 million of other-than-temporary impairments.  The net realized capital gains of $25.3 million for the three months ended June 30, 2017 were comprised of $14.4 million of net realized capital gains from sales of investments and $13.4 million of net gains from fair value re-measurements, partially offset by $2.5 million of other-than-temporary impairments.

Net realized capital losses were $9.1 million and net realized capital gains were $78.0 million for the six months ended June 30, 2018 and 2017, respectively.  The net realized capital losses of $9.1 million for the six months ended June 30, 2018 were comprised of $16.5 million of net losses from fair value re-measurements and $1.0 million of other-than-temporary impairments, partially offset by $8.4 million of net realized capital gains from sales of investments.  The net realized capital gains of $78.0 million for the six months ended June 30, 2017 were comprised of $54.9 million of net gains from fair value re-measurements and $26.8 million of net realized capital gains from sales of investments, partially offset by $3.7 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $3.0 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and net derivative gains of $3.3 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $3.0 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively.  We recorded other income of $15.1 million and other expense of $4.6 million for the six months ended June 30, 2018 and 2017, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions.  We recognized foreign currency exchange income of $19.1 million and foreign currency exchange expense of $1.1 million for the three months ended June 30, 2018 and 2017, respectively.  We recognized foreign currency exchange income of $29.0 million and foreign currency exchange expense of $5.0 million for the six months ended June 30, 2018 and 2017, respectively.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$941.6	54.3%		$(97.4)	-5.6%		$844.2	48.7%
Catastrophes	65.0	3.8%		432.2	25.0%		497.2	28.8%
Total	$1,006.6	58.1%		$334.8	19.4%		$1,341.3	77.5%

2017
Attritional	$808.3	59.0%		$(0.6)	0.0%		$807.8	59.0%
Catastrophes	53.5	3.9%		-	0.0%		53.5	3.9%
Total	$861.8	62.9%		$(0.6)	0.0%		$861.3	62.9%

Variance 2018/2017
Attritional	$133.3	(4.7)	pts	$(96.8)	(5.6)	pts	$36.4	(10.3)	pts
Catastrophes	11.5	(0.1)	pts	432.2	25.0	pts	443.6	24.9	pts
Total	$144.8	(4.8)	pts	$335.2	19.4	pts	$480.0	14.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,898.8	56.7%		$(97.4)	-2.9%		$1,801.3	53.8%
Catastrophes	65.0	1.9%		532.2	15.9%		597.2	17.8%
Total	$1,963.8	58.6%		$434.7	13.0%		$2,398.5	71.6%

2017
Attritional	$1,559.0	58.1%		$(0.4)	0.0%		$1,558.6	58.1%
Catastrophes	73.5	2.7%		-	0.0%		73.5	2.7%
Total	$1,632.5	60.8%		$(0.4)	0.0%		$1,632.1	60.8%

Variance 2018/2017
Attritional	$339.8	(1.4)	pts	$(97.0)	(2.9)	pts	$242.7	(4.3)	pts
Catastrophes	(8.5)	(0.8)	pts	532.2	15.9	pts	523.7	15.1	pts
Total	$331.3	(2.2)	pts	$435.1	13.0	pts	$766.4	10.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 55.7% to $1,341.3 million for the three months ended June 30, 2018, compared to $861.3 million for the three months ended June 30, 2017, primarily due to unfavorable development of $432.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria, and an increase in current year attritional losses of $133.3 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  These increases in losses were partially offset by favorable development on prior years attritional losses of $97.4 million in 2018.  The current year catastrophe losses of $65.0 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($15.0 million).  The current year catastrophe losses of $53.5 million for the three months ended June 30, 2017 related to the South Africa Knysna fires ($25.0 million), the 2017 U.S. Midwest storms ($15.0 million) and the Peru storms ($13.5 million).

Incurred losses and LAE increased by 47.0% to $2,398.5 million for the six months ended June 30, 2018, compared to $1,632.1 million for the six months ended June 30, 2017, primarily due to unfavorable development of $532.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires, and an increase in current year attritional losses of $339.8 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increase in losses was partially offset by favorable development on prior years attritional losses of $97.4 million in 2018.  The current year catastrophe losses of $65.0 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($15.0 million).  The current year catastrophe losses of $73.5 million for the six months ended June 30, 2017 related to the South Africa Knysna fires ($25.0 million), Cyclone Debbie in Australia ($20.0 million), the 2017 U.S. Midwest storms ($15.0 million) and the Peru storms ($13.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 27.8% to $383.4 million for the three months ended June 30, 2018 compared to $300.0 million for the three months ended June 30, 2017.  Commission, brokerage, taxes and fees increased by 27.3% to $741.0 million for the six months ended June 30, 2018 compared to $582.2 million for the six months ended June 30, 2017.  The changes were primarily due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $93.1 million and $78.9 million for the three months ended June 30, 2018 and 2017, respectively.  Other underwriting expenses were $189.4 million and $154.8 million for the six months ended June 30, 2018 and 2017, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned and costs incurred to support the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, remained consistent at $6.6 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively, and $15.6 million and $15.4 million for the six months ended June 30, 2018 and 2017, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.7 million and $8.1 million for the three months ended June 30, 2018 and 2017, respectively.  Interest, fees and other bond amortization expense was $15.1 million and $17.0 million for the six months ended June 30, 2018 and 2017, respectively.  The decreases in expense for both the three and six month periods were primarily due to the conversion of the long term subordinated notes from a fixed rate of 6.6% to a floating rate, which is reset quarterly per the note agreement.  The floating rate was 4.7% as of June 30, 2018.

Income Tax Expense (Benefit).  We had an income tax benefit of $9.1 million and an income tax expense of $29.9 million for the three months ended June 30, 2018 and 2017, respectively, and income tax benefit of $1.8 million and an income tax expense of $76.6 million for the six months ended June 30, 2018 and 2017, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the additional unfavorable catastrophe loss development in 2018.  In addition, the tax rate was lowered from 35% in 2017 to 21% in 2018 under the Tax Cuts and Jobs Act ("TCJA") which was enacted on December 22, 2017.

Net Income (Loss).
Our net income was $69.9 million and $245.7 million for the three months ended June 30, 2018 and 2017, respectively.  Our net income was $280.2 million and $537.3 million for the six months ended June 30, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 14.6 points to 105.1% for the three months ended June 30, 2018, compared to 90.5% for the three months ended June 30, 2017, and increased by 11.1 points to 99.4% for the six months ended June 30, 2018, compared to 88.3% for the six months ended June 30, 2017.  The loss ratio component increased 14.6 points and 10.8 points for the three and six months ended June 30, 2018, respectively, over the same periods last year mainly due to higher prior year catastrophe losses primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires.  The commission and brokerage ratio components increased slightly to 22.2% for the three months ended June 30, 2018 compared to 21.9% for the three months ended June 30, 2017, and increased slightly to 22.1% for the six months ended June 30, 2018 compared to 21.7% for the six months ended June 30, 2017, reflecting changes in the mix of business.  The other underwriting expense ratios were comparable at 5.4% and 5.7% for the three months ended June 30, 2018 and 2017, respectively, and 5.7% and 5.8% for the six months ended June 30, 2018 and 2017, respectively.

Shareholders' Equity.
Shareholders' equity decreased by $127.9 million to $8,241.3 million at June 30, 2018 from $8,369.2 million at December 31, 2017, principally as a result of $240.9 million of unrealized depreciation on investments net of tax, $106.5 million of shareholder dividends, $46.0 million of net foreign currency translation adjustments and repurchase of 0.1 million common shares for $25.3 million, partially offset by $280.2 million of net income, $6.9 million of share-based compensation transactions and $3.6 million of net benefit plan obligation adjustments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 5.1% to $141.3 million for the three months ended June 30, 2018, compared with investment income of $134.5 million for the three months ended June 30, 2017.  Net investment income increased by 8.9% to $279.6 million for the six months ended June 30, 2018, compared with investment income of $256.8 million for the six months ended June 30, 2017.  The increases were primarily due to an increase in limited partnership income and higher income from our fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Fixed maturities	$114.8	$108.1	$223.5	$211.4
Equity securities	6.7	8.4	13.5	17.1
Short-term investments and cash	2.1	0.9	3.8	1.5
Other invested assets
Limited partnerships	22.0	20.1	45.4	31.1
Other	2.7	2.3	7.0	4.6
Gross investment income before adjustments	148.2	139.7	293.2	265.6
Funds held interest income (expense)	1.9	1.7	5.6	4.9
Future policy benefit reserve income (expense)	(0.4)	(0.4)	(0.6)	(0.7)
Gross investment income	149.8	141.0	298.2	269.7
Investment expenses	(8.5)	(6.5)	(18.6)	(12.9)
Net investment income	$141.3	$134.5	$279.6	$256.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets	3.3%	3.0%
Imbedded after-tax yield of cash and invested assets	2.9%	2.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.1%	3.0%	3.1%	2.9%
Annualized after-tax yield on average cash and invested assets	2.7%	2.5%	2.7%	2.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$6.8	$17.1	$(10.3)	$19.8	$32.6	$(12.8)
Losses	(6.9)	(3.6)	(3.3)	(9.5)	(7.7)	(1.8)
Total	(0.1)	13.5	(13.6)	10.3	24.9	(14.6)

Fixed maturity securities, fair value:
Gains	$-	$-	$-	$-	$-	$-
Losses	(1.1)	-	(1.1)	(1.1)	-	(1.1)
Total	(1.1)	-	(1.1)	(1.1)	-	(1.1)

Equity securities, market value:
Gains	-	-	-	-	-	-
Losses	-	-	-	-	(3.4)	3.4
Total	-	-	-	-	(3.4)	3.4

Equity securities, fair value:
Gains	7.3	3.9	3.4	14.0	12.1	1.9
Losses	(9.0)	(3.1)	(5.9)	(15.6)	(6.8)	(8.8)
Total	(1.6)	0.8	(2.4)	(1.5)	5.3	(6.8)

Other Invested Assets
Gains	0.6	-	0.6	0.6	-	0.6
Losses	-	-	-	-	-	-
Total	0.6	-	0.6	0.6	-	0.6

Total net realized capital gains (losses) from sales:
Gains	14.8	21.0	(6.2)	34.5	44.7	(10.2)
Losses	(16.9)	(6.7)	(10.2)	(26.1)	(17.9)	(8.2)
Total	(2.1)	14.4	(16.5)	8.4	26.8	(18.4)

Other-than-temporary impairments:	(0.9)	(2.5)	1.6	(1.0)	(3.7)	2.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.0	-	1.0	1.0	-	1.0
Equity securities, fair value	17.8	13.4	4.4	(17.5)	54.9	(72.4)
Total	18.8	13.4	5.4	(16.5)	54.9	(71.4)

Total net realized capital gains (losses)	$15.8	$25.3	$(9.4)	$(9.1)	$78.0	$(87.1)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $15.8 million and $25.3 million for the three months ended June 30, 2018 and 2017, respectively.  For the three months ended June 30, 2018, we recorded $18.8 million of net gains from fair value re-measurements, partially offset by $2.1 million of net realized capital losses from sales of investments and $0.9 million of other-than-temporary impairments.  For the three months ended June 30, 2017, we recorded $14.4 million of net realized capital gains from sales of investments and $13.4 million of net gains from fair value re-measurements, partially offset by $2.5 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended June 30, 2018 and 2017 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $9.1 million and net realized capital gains were $78.0 million for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, we recorded $16.5 million of net losses from fair value re-measurements and $1.0 million of other-than-temporary impairments, partially offset by $8.4 million of net realized capital gains from sales of investments.  For the six months ended June 30, 2017, we recorded $54.9 million of net gains from fair value re-measurements and $26.8 million of net realized capital gains from sales of investments, partially offset by $3.7 million of other-than-temporary impairments.  The fixed maturity and equity sales for the six months ended June 30, 2018 and 2017 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$652.1	$475.0	$177.1	37.3%	$1,296.3	$1,054.0	$242.3	23.0%
Net written premiums	566.3	385.3	181.0	47.0%	1,112.1	902.6	209.5	23.2%

Premiums earned	$603.9	$478.5	$125.4	26.2%	$1,167.3	$960.0	$207.3	21.6%
Incurred losses and LAE	509.7	267.6	242.1	90.4%	1,054.8	529.7	525.1	99.1%
Commission and brokerage	148.7	112.4	36.3	32.3%	276.0	214.8	61.3	28.5%
Other underwriting expenses	15.5	14.3	1.2	8.4%	32.4	28.5	3.8	13.4%
Underwriting gain (loss)	$(70.0)	$84.2	$(154.1)	-183.0%	$(196.0)	$187.0	$(383.0)	-204.8%

				Point Chg				Point Chg
Loss ratio	84.4%	55.9%		28.5	90.4%	55.2%		35.2
Commission and brokerage ratio	24.6%	23.5%		1.1	23.6%	22.4%		1.2
Other underwriting expense ratio	2.6%	3.0%		(0.4)	2.8%	2.9%		(0.1)
Combined ratio	111.6%	82.4%		29.2	116.8%	80.5%		36.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 37.3% to $652.1 million for the three months ended June 30, 2018 from $475.0 million for the three months ended June 30, 2017, primarily due to increases in treaty property business, treaty casualty business and marine and aviation business.  Net written premiums increased by 47.0% to $566.3 million for the three months ended June 30, 2018 compared to $385.3 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance.  Premiums earned increased by 26.2% to $603.9 million for the three months ended June 30, 2018, compared to $478.5 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business towards additional pro rata business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 23.0% to $1,296.3 million for the six months ended June 30, 2018 from $1,054.0 million for the six months ended June 30, 2017, primarily due to increases in treaty property business, treaty casualty business and marine and aviation business.  Net written premiums increased by 23.2% to $1,112.1 million for the six months ended June 30, 2018 compared to $902.6 million for the six months ended June 30, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased by 21.6% to $1,167.3 million for the six months ended June 30, 2018, compared to $960.0 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$293.8	48.6%		$(69.1)	-11.4%		$224.7	37.2%
Catastrophes	4.5	0.7%		280.5	46.5%		285.0	47.2%
Total Segment	$298.3	49.3%		$211.4	35.1%		$509.7	84.4%

2017
Attritional	$278.6	58.2%		$(7.6)	-1.6%		$271.0	56.6%
Catastrophes	2.8	0.6%		(6.2)	-1.3%		(3.4)	-0.7%
Total Segment	$281.4	58.8%		$(13.8)	-2.9%		$267.6	55.9%

Variance 2018/2017
Attritional	$15.2	(9.6)	pts	$(61.5)	(9.8)	pts	$(46.3)	(19.4)	pts
Catastrophes	1.7	0.1	pts	286.7	47.8	pts	288.4	47.9	pts
Total Segment	$16.9	(9.5)	pts	$225.2	38.0	pts	$242.1	28.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$620.2	53.1%		$(69.1)	-5.9%		$551.0	47.2%
Catastrophes	4.5	0.4%		499.3	42.8%		503.8	43.2%
Total Segment	$624.7	53.5%		$430.2	36.9%		$1,054.8	90.4%

2017
Attritional	$541.1	56.4%		$(8.8)	-0.9%		$532.3	55.5%
Catastrophes	3.8	0.4%		(6.4)	-0.7%		(2.6)	-0.3%
Total Segment	$544.9	56.8%		$(15.2)	-1.6%		$529.7	55.2%

Variance 2018/2017
Attritional	$79.1	(3.3)	pts	$(60.3)	(5.0)	pts	$18.7	(8.3)	pts
Catastrophes	0.7	-	pts	505.7	43.5	pts	506.4	43.5	pts
Total Segment	$79.8	(3.3)	pts	$445.4	38.5	pts	$525.1	35.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 90.4% to $509.7 million for the three months ended June 30, 2018, compared to $267.6 million for the three months ended June 30, 2017.  The increase was primarily due to $280.5 million of unfavorable development on prior years catastrophe losses in 2018, primarily related to Hurricanes Harvey, Irma and Maria and an increase of $15.2 million in current year attritional losses mainly due to the impact of the increase in premiums earned.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increases were partially offset by $69.1 million favorable development on prior years attritional losses in 2018 mainly related to property and casualty business.  The current year catastrophe losses of $4.5 million for the three months ended June 30, 2018 related primarily to the U.S. winter storms ($4.5 million).  The $2.8 million of current year catastrophe losses for the three months ended June 30, 2017 mainly related to the 2017 U.S. Midwest storms ($3.0 million).

Incurred losses increased by 99.1% to $1,054.8 million for the six months ended June 30, 2018, compared to $529.7 million for the six months ended June 30, 2017.  The increase was primarily due to $499.3 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires and an increase of $79.1 million in current year attritional losses mainly due to the impact of the increase in premiums earned.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The increases were partially offset by $69.1 million of favorable development on prior years attritional losses in 2018 mainly related to property and casualty business.  The current year catastrophe losses of $4.5 million for the six months ended June 30, 2018 related primarily to the U.S. winter storms ($4.5 million).  The $3.8 million of current year catastrophe losses for the six months ended June 30, 2017 mainly related to the 2017 U.S. Midwest storms ($3.0 million) and Cyclone Debbie in Australia ($0.9 million).

Segment Expenses.  Commission and brokerage expenses increased by 32.3% to $148.7 million for the three months ended June 30, 2018 compared to $112.4 million for the three months ended June 30, 2017.  Commission and brokerage expenses increased by 28.5% to $276.0 million for the six months ended June 30, 2018 compared to $214.8 million for the six months ended June 30, 2017.  The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Segment other underwriting expenses increased to $15.5 million for the three months ended June 30, 2018 from $14.3 million for the three months ended June 30, 2017 and increased to $32.4 million for the six months ended June 30, 2018 from $28.5 million for the six months ended June 30, 2017.  The increases were mainly due to the impact of the increases in premiums earned and changes in the mix of business.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$399.0	$319.8	$79.2	24.8%	$765.7	$586.2	$179.5	30.6%
Net written premiums	355.3	272.4	82.9	30.5%	700.5	518.0	182.4	35.2%

Premiums earned	$363.8	$263.8	$100.0	37.9%	$707.4	$535.4	$172.0	32.1%
Incurred losses and LAE	301.4	172.5	128.9	74.7%	428.4	332.0	96.4	29.0%
Commission and brokerage	92.1	64.8	27.2	42.0%	174.3	131.0	43.3	33.0%
Other underwriting expenses	10.3	9.8	0.5	5.5%	20.9	19.3	1.6	8.5%
Underwriting gain (loss)	$(40.0)	$16.7	$(56.7)	NM	$83.8	$53.1	$30.7	57.7%

				Point Chg				Point Chg
Loss ratio	82.8%	65.4%		17.4	60.5%	62.0%		(1.5)
Commission and brokerage ratio	25.3%	24.6%		0.7	24.6%	24.5%		0.1
Other underwriting expense ratio	2.9%	3.7%		(0.8)	3.1%	3.6%		(0.5)
Combined ratio	111.0%	93.7%		17.3	88.2%	90.1%		(1.9)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 24.8% to $399.0 million for the three months ended June 30, 2018 compared to $319.8 million for the three months ended June 30, 2017, primarily due to the increases in Latin American business and business written through our Canada and Singapore branches.  Net written premiums increased by 30.5% to $355.3 million for the three months ended June 30, 2018 compared to $272.4 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 37.9% to $363.8 million for the three months ended June 30, 2018 compared to $263.8 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 30.6% to $765.7 million for the six months ended June 30, 2018 compared to $586.2 million for the six months ended June 30, 2017, primarily due to the increases in Latin American, Middle East/Africa, Asian and Canadian business.  Net written premiums increased by 35.2% to $700.5 million for the six months ended June 30, 2018 compared to $518.0 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 32.1% to $707.4 million for the six months ended June 30, 2018 compared to $535.4 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$174.6	48.0%		$(27.3)	-7.5%		$147.3	40.5%
Catastrophes	50.0	13.7%		104.1	28.6%		154.1	42.3%
Total Segment	$224.6	61.7%		$76.8	21.1%		$301.4	82.8%

2017
Attritional	$132.0	50.0%		$-	0.0%		$132.0	50.0%
Catastrophes	37.7	14.3%		2.8	1.1%		40.5	15.4%
Total Segment	$169.7	64.3%		$2.8	1.1%		$172.5	65.4%

Variance 2018/2017
Attritional	$42.6	(2.0)	pts	$(27.3)	(7.5)	pts	$15.3	(9.5)	pts
Catastrophes	12.3	(0.6)	pts	101.3	27.5	pts	113.6	26.9	pts
Total Segment	$54.9	(2.6)	pts	$74.0	20.0	pts	$128.9	17.4	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$356.6	50.4%		$(27.3)	-3.9%		$329.3	46.5%
Catastrophes	50.0	7.1%		49.1	6.9%		99.1	14.0%
Total Segment	$406.6	57.5%		$21.8	3.0%		$428.4	60.5%

2017
Attritional	$273.6	51.1%		$-	0.0%		$273.6	51.1%
Catastrophes	55.8	10.4%		2.6	0.5%		58.4	10.9%
Total Segment	$329.4	61.5%		$2.6	0.5%		$332.0	62.0%

Variance 2018/2017
Attritional	$83.0	(0.7)	pts	$(27.3)	(3.9)	pts	$55.7	(4.6)	pts
Catastrophes	(5.8)	(3.3)	pts	46.5	6.4	pts	40.7	3.1	pts
Total Segment	$77.2	(4.0)	pts	$19.2	2.5	pts	$96.4	(1.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 74.7% to $301.4 million for the three months ended June 30, 2018 compared to $172.5 million for the three months ended June 30, 2017, primarily due to $104.1 million of unfavorable development on prior years catastrophe losses in 2018 related to Hurricanes Harvey, Irma and Maria and the 2017 Mexico City earthquake and an increase of $42.6 million in current year attritional losses mainly due to the impact of the increase in premiums earned.  The increases were partially offset by favorable development of $27.3 million on prior years attritional losses in 2018 mainly related to property and casualty business.  The current year catastrophe losses of $50.0 million for the three months ended June 30, 2018 related primarily to Cyclone Mekunu ($50.0 million).  The $37.7 million of current year catastrophe losses for the three months ended June 30, 2017 primarily related to the South Africa Knysna fires ($25.0 million) and the Peru storms ($13.7 million).

Incurred losses and LAE increased by 29.0% to $428.4 million for the six months ended June 30, 2018 compared to $332.0 million for the six months ended June 30, 2017, primarily due to an increase of $83.0 million in current year attritional losses related to the increase in premiums earned and $49.1 million of unfavorable development on prior years catastrophe losses in 2018 related to Hurricanes Harvey, Irma and Maria and the Mexico City earthquake. These increases in losses were partially offset by favorable development of $27.3 million on prior years attritional losses in 2018 mainly related to property and casualty business.  The current year catastrophe losses of $50.0 million for the six months ended June 30, 2018 related primarily to Cyclone Mekunu ($50.0 million).  The $55.8 million of current year catastrophe losses for the six months ended June 30, 2017 related to the South Africa Knysna fires ($25.0 million), Cyclone Debbie in Australia ($17.1 million) and the Peru storms ($13.7 million).

Segment Expenses.  Commission and brokerage increased by 42.0% to $92.1 million for the three months ended June 30, 2018 compared to $64.8 million for the three months ended June 30, 2017.  Commission and brokerage increased by 33.0% to $174.3 million for the six months ended June 30, 2018 compared to $131.0 million for the six months ended June 30, 2017.  These increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased slightly to $10.3 million for the three months ended June 30, 2018 compared to $9.8 million for the three months ended June 30, 2017 and increased slightly to $20.9 million for the six months ended June 30, 2018 compared to $19.3 million for the six months ended June 30, 2017.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$369.4	$237.6	$131.9	55.5%	$785.1	$558.7	$226.4	40.5%
Net written premiums	355.2	217.8	137.4	63.1%	750.2	522.8	227.4	43.5%

Premiums earned	$353.7	$263.5	$90.2	34.3%	$672.8	$498.6	$174.3	35.0%
Incurred losses and LAE	250.1	165.3	84.8	51.3%	379.6	293.7	85.9	29.2%
Commission and brokerage	80.3	63.5	16.8	26.5%	161.8	121.9	39.9	32.7%
Other underwriting expenses	10.8	9.0	1.7	19.3%	20.9	18.5	2.4	12.9%
Underwriting gain (loss)	$12.5	$25.6	$(13.1)	-51.2%	$110.5	$64.4	$46.1	71.6%

				Point Chg				Point Chg
Loss ratio	70.7%	62.7%		8.0	56.5%	58.9%		(2.4)
Commission and brokerage ratio	22.7%	24.1%		(1.4)	24.0%	24.5%		(0.5)
Other underwriting expense ratio	3.1%	3.5%		(0.4)	3.1%	3.7%		(0.6)
Combined ratio	96.5%	90.3%		6.2	83.6%	87.1%		(3.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 55.5% to $369.4 million for the three months ended June 30, 2018 compared to $237.6 million for the three months ended June 30, 2017, primarily due to increased production from the U.K. and Ireland offices, an increase in Bermuda property business and a positive impact of $6.8 million from the movement of foreign exchange rates.  Net written premiums increased by 63.1% to $355.2 million for the three months ended June 30, 2018 compared to $217.8 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 34.3% to $353.7 million for the three months ended June 30, 2018 compared to $263.5 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Premiums.  Gross written premiums increased by 40.5% to $785.1 million for the six months ended June 30, 2018 compared to $558.7 million for the six months ended June 30, 2017, primarily due to increased production from the U.K. and Ireland offices, an increase in Bermuda property business and a positive impact of $20.1 million from the movement of foreign exchange rates.  Net written premiums increased by 43.5% to $750.2 million for the six months ended June 30, 2018 compared to $522.8 million for the six months ended June 30, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 35.0% to $672.8 million for the six months ended June 30, 2018 compared to $498.6 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$202.6	57.3%		$-	0.0%		$202.6	57.3%
Catastrophes	-	0.0%		47.5	13.4%		47.5	13.4%
Total Segment	$202.6	57.3%		$47.5	13.4%		$250.1	70.7%

2017
Attritional	$161.9	61.4%		$-	0.0%		$161.9	61.4%
Catastrophes	-	0.0%		3.4	1.3%		3.4	1.3%
Total Segment	$161.9	61.4%		$3.4	1.3%		$165.3	62.7%

Variance 2018/2017
Attritional	$40.7	(4.1)	pts	$-	-	pts	$40.7	(4.1)	pts
Catastrophes	-	-	pts	44.1	12.1	pts	44.1	12.1	pts
Total Segment	$40.7	(4.1)	pts	$44.1	12.1	pts	$84.8	8.0	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$391.3	58.2%		$-	0.0%		$391.3	58.2%
Catastrophes	-	0.0%		(11.7)	-1.7%		(11.7)	-1.7%
Total Segment	$391.3	58.2%		$(11.7)	-1.7%		$379.6	56.5%

2017
Attritional	$288.9	57.9%		$-	0.0%		$288.9	57.9%
Catastrophes	0.9	0.2%		3.9	0.8%		4.8	1.0%
Total Segment	$289.8	58.1%		$3.9	0.8%		$293.7	58.9%

Variance 2018/2017
Attritional	$102.4	0.3	pts	$-	-	pts	$102.4	0.3	pts
Catastrophes	(0.9)	(0.2)	pts	(15.6)	(2.5)	pts	(16.5)	(2.7)	pts
Total Segment	$101.5	0.1	pts	$(15.6)	(2.5)	pts	$85.9	(2.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 51.3% to $250.1 million for the three months ended June 30, 2018 compared to $165.3 million for the three months ended June 30, 2017, primarily due to $47.5 million of unfavorable development on prior years catastrophe losses in 2018 mainly related to Hurricanes Harvey, Irma and Maria and an increase of $40.7 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended June 30, 2018 and 2017.

Incurred losses and LAE increased by 29.2% to $379.6 million for the six months ended June 30, 2018 compared to $293.7 million for the six months ended June 30, 2017, primarily due to an increase of $102.4 million in current year attritional losses related primarily to the impact of the increase in premiums earned, partially offset by $11.7 million of favorable development on prior years catastrophe losses in 2018.  There were no current year catastrophe losses for the six months ended June 30, 2018.  The $0.9 million of current year catastrophe losses for the six months ended June 30, 2017 were due to Cyclone Debbie in Australia ($0.9 million).

Segment Expenses.  Commission and brokerage increased by 26.5% to $80.3 million for the three months ended June 30, 2018 compared to $63.5 million for the three months ended June 30, 2017.  Commission and brokerage increased by 32.7% to $161.8 million for the six months ended June 30, 2018 compared to $121.9 million for the six months ended June 30, 2017.  The increases were mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $10.8 million for the three months ended June 30, 2018 compared to $9.0 million for the three months ended June 30, 2017 and increased to $20.9 million for the six months ended June 30, 2018 compared to $18.5 million for the six months ended June 30, 2017.  The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$645.9	$569.3	$76.6	13.5%	$1,150.9	$1,003.7	$147.2	14.7%
Net written premiums	469.5	463.7	5.8	1.3%	855.8	809.4	46.3	5.7%

Premiums earned	$408.4	$363.9	$44.5	12.2%	$801.7	$687.8	$113.9	16.6%
Incurred losses and LAE	280.2	255.9	24.3	9.5%	535.6	476.7	58.9	12.4%
Commission and brokerage	62.3	59.2	3.1	5.2%	128.9	114.5	14.4	12.6%
Other underwriting expenses	56.5	45.8	10.8	23.5%	115.2	88.4	26.8	30.3%
Underwriting gain (loss)	$9.5	$3.1	$6.4	206.1%	$22.0	$8.2	$13.8	168.9%

				Point Chg				Point Chg
Loss ratio	68.7%	70.3%		(1.6)	66.8%	69.3%		(2.5)
Commission and brokerage ratio	15.2%	16.3%		(1.1)	16.1%	16.7%		(0.6)
Other underwriting expense ratio	13.8%	12.5%		1.3	14.4%	12.8%		1.6
Combined ratio	97.7%	99.1%		(1.4)	97.3%	98.8%		(1.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 13.5% to $645.9 million for the three months ended June 30, 2018 compared to $569.3 million for the three months ended June 30, 2017.  This increase was driven by improvement in various insurance lines of business including casualty, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 1.3% to $469.5 million for the three months ended June 30, 2018 compared to $463.7 million for the three months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 12.2% to $408.4 million for the three months ended June 30, 2018 compared to $363.9 million for the three months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 14.7% to $1,150.9 million for the six months ended June 30, 2018 compared to $1,003.7 million for the six months ended June 30, 2017.  This increase was driven by expansion of various insurance lines of business including casualty, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 5.7% to $855.8 million for the six months ended June 30, 2018 compared to $809.4 million for the six months ended June 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 16.6% to $801.7 million for the six months ended June 30, 2018 compared to $687.8 million for the six months ended June 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$270.7	66.3%		$(1.0)	-0.2%		$269.7	66.1%
Catastrophes	10.5	2.6%		-	0.0%		10.5	2.6%
Total Segment	$281.2	68.9%		$(1.0)	-0.2%		$280.2	68.7%

2017
Attritional	$235.8	64.8%		$7.0	1.9%		$242.8	66.7%
Catastrophes	13.1	3.6%		-	0.0%		13.1	3.6%
Total Segment	$248.9	68.4%		$7.0	1.9%		$255.9	70.3%

Variance 2018/2017
Attritional	$34.9	1.5	pts	$(8.0)	(2.1)	pts	$26.9	(0.6)	pts
Catastrophes	(2.6)	(1.0)	pts	-	-	pts	(2.6)	(1.0)	pts
Total Segment	$32.3	0.5	pts	$(8.0)	(2.1)	pts	$24.3	(1.6)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$530.7	66.2%		$(1.0)	-0.1%		$529.7	66.1%
Catastrophes	10.5	1.3%		(4.6)	-0.6%		5.9	0.7%
Total Segment	$541.2	67.5%		$(5.6)	-0.7%		$535.6	66.8%

2017
Attritional	$455.4	66.2%		$8.3	1.2%		$463.7	67.4%
Catastrophes	13.1	1.9%		(0.1)	0.0%		13.0	1.9%
Total Segment	$468.5	68.1%		$8.2	1.2%		$476.7	69.3%

Variance 2018/2017
Attritional	$75.3	-	pts	$(9.3)	(1.3)	pts	$66.0	(1.3)	pts
Catastrophes	(2.6)	(0.6)	pts	(4.5)	(0.6)	pts	(7.1)	(1.2)	pts
Total Segment	$72.7	(0.6)	pts	$(13.8)	(1.9)	pts	$58.9	(2.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 9.5% to $280.2 million for the three months ended June 30, 2018 compared to $255.9 million for the three months ended June 30, 2017, mainly due to an increase of $34.9 million in current year attritional losses primarily related to the increase in premiums earned, partially offset by favorable development on prior years attritional losses in 2017 of $7.0 million which did not recur in 2018.  The current year catastrophe losses of $10.5 million for the three months ended June 30, 2018 related primarily to the U.S. winter storms ($10.5 million).  The $13.1 million of current year catastrophe losses for the three months ended June 30, 2017 were due to the 2017 U.S. Midwest storms ($12.0 million) and Cyclone Debbie ($1.0 million).

Incurred losses and LAE increased by 12.4% to $535.6 million for the six months ended June 30, 2018 compared to $476.7 million for the six months ended June 30, 2017, mainly due to an increase of $75.3 million in current year attritional losses, primarily related to the increase in premiums earned, partially offset by a decrease in prior years attritional losses of $9.3 million.  The current year catastrophe losses of $10.5 million for the six months ended June 30, 2018 related primarily to the U.S. winter storms ($10.5 million).  The $13.1 million of current year catastrophe losses for the six months ended June 30, 2017 were due to the 2017 U.S. Midwest storms ($12.0 million) and Cyclone Debbie ($1.0 million).

Segment Expenses.  Commission and brokerage increased by 5.2% to $62.3 million for the three months ended June 30, 2018 compared to $59.2 million for the three months ended June 30, 2017.  Commission and brokerage increased by 12.6% to $128.9 million for the six months ended June 30, 2018 compared to $114.5 million for the six months ended June 30, 2017.  The increases were mainly due to the impact of the increases in premiums earned.

Segment other underwriting expenses increased to $56.5 million for the three months ended June 30, 2018 compared to $45.8 million for the three months ended June 30, 2017.  Segment other underwriting expenses increased to $115.2 million for the six months ended June 30, 2018 compared to $88.4 million for the six months ended June 30, 2017.  The increases were mainly due to the impact of the increases in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,205.7 million at June 30, 2018, a decrease of $420.9 million compared to $18,626.5 million at December 31, 2017.  This decrease was primarily the result of $262.5 million of pre-tax unrealized depreciation, $158.4 million in fair value re-measurements, $106.5 million paid out in dividends to shareholders, $78.4 million due to fluctuations in foreign currencies, $33.4 million of unsettled securities, $17.7 million of amortization of bond premium and $1.0 million of other-than-temporary impairments, partially offset by $132.6 million of cash flows from operations and $45.9 million in equity adjustments of our limited partnership investments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2018, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 55.0% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2018		At December 31, 2017
Fixed maturities, market value	$14,242.9	78.2%	$14,756.8	79.2%
Fixed maturities, fair value	3.2	0.0%	-	0.0%
Equity securities, market value	-	0.0%	129.5	0.7%
Equity securities, fair value	1,220.8	6.7%	963.6	5.2%
Short-term investments	293.2	1.6%	509.7	2.7%
Other invested assets	1,826.1	10.1%	1,631.9	8.8%
Cash	619.5	3.4%	635.1	3.4%
Total investments and cash	$18,205.7	100.0%	$18,626.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2018	December 31, 2017
Fixed income portfolio duration (years)	3.2	3.1
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.3%	3.0%
Imbedded end of period yield, after-tax	2.9%	2.8%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Fixed income portfolio total return	-0.2%	2.5%
Barclay's Capital - U.S. aggregate index	-1.6%	3.5%

Common equity portfolio total return	0.4%	14.6%
S&P 500 index	2.7%	21.8%

Other invested asset portfolio total return	4.0%	8.4%

The pre-tax equivalent total return for the bond portfolio was approximately 0.8% and 4.3%, respectively, for the six months ended June 30, 2018 and the twelve months ended December 31, 2017.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,779.6 million and $1,348.2 million at June 30, 2018 and December 31, 2017, respectively.  At June 30, 2018, $630.9 million, or 35.5%, was receivable from Mt. Logan Re collateralized segregated accounts; $165.9 million, or 9.3%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); and $135.5 million, or 7.6%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group").  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $12,043.3 million and $11,884.3 million at June 30, 2018 and December 31, 2017, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,960.7	$1,895.6	$3,856.3	32.0%
International	1,108.7	984.4	2,093.1	17.4%
Bermuda	1,144.8	1,461.7	2,606.5	21.6%
Insurance	1,023.6	2,066.5	3,090.1	25.7%
Total excluding A&E	5,237.8	6,408.2	11,646.0	96.7%
A&E	299.4	98.0	397.4	3.3%
Total including A&E	$5,537.1	$6,506.2	$12,043.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,719.6	$2,041.0	$3,760.6	31.6%
International	1,147.6	1,022.9	2,170.5	18.3%
Bermuda	1,037.8	1,417.0	2,454.8	20.7%
Insurance	1,049.4	2,000.0	3,049.4	25.7%
Total excluding A&E	4,954.3	6,481.0	11,435.3	96.2%
A&E	306.0	143.0	449.0	3.8%
Total including A&E	$5,260.4	$6,623.9	$11,884.3	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2018	2017
Gross reserves	$397.4	$449.0
Reinsurance receivable	(114.5)	(130.9)
Net reserves	$282.9	$318.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2018, we had net asbestos loss reserves of $273.2 million, or 96.6%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.6 years at June 30, 2018.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity decreased to $8,241.3 million as of June 30, 2018 from $8,369.2 million as of December 31, 2017.  This decrease was the result of $240.9 million of unrealized depreciation on investments net of tax, $106.5 million of shareholder dividends, $46.0 million of net foreign currency translation adjustments and the repurchase of 0.1 million common shares for $25.3 million, partially offset by $280.2 million of net income, $6.9 million of share-based compensation transactions and $3.6 million of net benefit plan obligation adjustments, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at June 30, 2018 and December 31, 2017 was $8,241.3 million and $8,369.2 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

Since the beginning of 2017, we repurchased 0.3 million shares for $75.3 million in the open market and paid $313.7 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of June 30, 2018, we had repurchased 28.3 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $132.6 million and $634.4 million for the six months ended June 30, 2018 and 2017, respectively.  Additionally, these cash flows reflected net tax recoveries of $44.2 million and net tax payments of $57.8 million for the six months ended June 30, 2018 and 2017, respectively, and net catastrophe loss payments of $573.2 million and $116.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2018 and December 31, 2017, we held cash and short-term investments of $912.7 million and $1,144.7 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  Starting in the first quarter of 2016, we implemented a new liquidity sweep facility with investments in short maturity, investment grade, U.S. dollar denominated fixed income securities.  The facility is structured as a limited liability corporation so it is classified on our balance sheet as part of other invested assets.  This facility had $387.2 million of available liquidity at June 30, 2018.  In addition to these cash and short-term investments, at June 30, 2018, we had $1,158.1 million of available for sale fixed maturity securities maturing within one year or less, $7,045.8 million maturing within one to five years and $3,245.3 million maturing after five years.  Our $1,220.8 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2018 we had $192.9 million of net pre-tax unrealized depreciation related to fixed maturity securities, comprised of $369.0 million of pre-tax unrealized depreciation and $176.1 million of pre-tax unrealized appreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2018, was $5,939.5 million.  As of June 30, 2018, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2018 and December 31, 2017, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At June 30, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $571.8 million outstanding letters of credit under tranche two.  At December 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $538.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2018, was $5,939.5 million.  As of June 30, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2018 and December 31, 2017, Everest International Credit Facility had £0.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for the three months ended June 30, 2018 and 2017, respectively.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

Interest Rate Risk.  Our $18.2 billion investment portfolio, at June 30, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,307.7 million of mortgage-backed securities in the $14,246.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $293.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2018
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,445.6	$15,001.9	$14,539.3	$14,064.4	$13,589.7
Market/Fair Value Change from Base (%)	6.2%	3.2%	0.0%	-3.3%	-6.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$821.3	$420.3	$-	$(432.8)	$(865.6)

We had $12,043.3 million and $11,884.3 million of gross reserves for losses and LAE as of June 30, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $9.1 billion, representing approximately 62.8% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$976.6	$1,098.7	$1,220.8	$1,342.8	$1,464.9
After-tax Change in Fair/Market Value	$(198.8)	$(99.4)	$-	$99.4	$198.8

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

ITEM 1A.               RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2018	0	$-	0	1,785,507
May 1 - 31, 2018	67,877	$224.1978	67,000	1,718,507
June 1 - 30, 2018	45,747	$224.8436	45,747	1,672,760
Total	113,624	$-	112,747	1,672,760

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

Dated:  August 9, 2018