Form 10-Q
period 2018-09-30
EVEREST RE GROUP LTD
filed 2018-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2018	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2018
Common Shares, $0.01 par value	40,647,998

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2018 (unaudited)
	and December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Shareholders' Equity for the three and
	nine months ended September 30, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$14,655,484	$14,756,834
(amortized cost: 2018, $14,870,380; 2017, $14,689,598)
Fixed maturities - available for sale, at fair value	2,373	-
Equity securities, at market value (cost: 2018, $0; 2017, $130,287)	-	129,530
Equity securities, at fair value	1,166,540	963,572
Short-term investments (cost: 2018, $693,117; 2017, $509,682)	693,111	509,682
Other invested assets (cost: 2018, $1,508,629; 2017, $1,628,753)	1,508,629	1,631,850
Cash	639,761	635,067
Total investments and cash	18,665,898	18,626,535
Accrued investment income	102,778	97,704
Premiums receivable	2,097,259	1,844,881
Reinsurance receivables	1,738,706	1,348,226
Funds held by reinsureds	369,503	292,927
Deferred acquisition costs	460,216	411,587
Prepaid reinsurance premiums	374,102	288,211
Income taxes	266,464	299,438
Other assets	335,931	382,283
TOTAL ASSETS	$24,410,857	$23,591,792

LIABILITIES:
Reserve for losses and loss adjustment expenses	$12,390,153	$11,884,321
Future policy benefit reserve	47,871	51,014
Unearned premium reserve	2,351,312	2,000,556
Funds held under reinsurance treaties	17,563	18,030
Other net payable to reinsurers	289,961	218,017
4.868% Senior notes due 6/1/2044	396,924	396,834
6.6% Long term notes due 5/1/2067	236,634	236,561
Accrued interest on debt and borrowings	7,869	2,727
Equity index put option liability	6,993	12,477
Unsettled securities payable	103,682	38,743
Other liabilities	232,882	363,280
Total liabilities	16,081,844	15,222,560

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2018) 69,198
and (2017) 69,044 outstanding before treasury shares	692	691
Additional paid-in capital	2,182,594	2,165,768
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($17,384) at 2018 and $9,356 at 2017	(470,317)	(160,891)
Treasury shares, at cost; 28,551 shares (2018) and 28,208 shares (2017)	(3,397,548)	(3,322,244)
Retained earnings	10,013,592	9,685,908
Total shareholders' equity	8,329,013	8,369,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,410,857	$23,591,792

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,731,479	$1,598,875	$5,080,724	$4,280,653
Net investment income	161,363	136,973	440,979	393,770
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3,825)	(1,485)	(4,783)	(5,188)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	58,629	43,020	50,462	124,719
Total net realized capital gains (losses)	54,804	41,535	45,679	119,531
Net derivative gain (loss)	2,225	2,656	5,485	6,052
Other income (expense)	(5,458)	(54,568)	9,642	(59,146)
Total revenues	1,944,413	1,725,471	5,582,509	4,740,860

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,251,858	2,210,082	3,650,349	3,842,145
Commission, brokerage, taxes and fees	381,401	333,113	1,122,442	915,338
Other underwriting expenses	97,942	73,145	287,325	227,901
Corporate expenses	7,890	5,932	23,519	21,308
Interest, fees and bond issue cost amortization expense	7,901	7,266	23,047	24,289
Total claims and expenses	1,746,992	2,629,538	5,106,682	5,030,981

INCOME (LOSS) BEFORE TAXES	197,421	(904,067)	475,827	(290,121)
Income tax expense (benefit)	(8,192)	(264,693)	(9,999)	(188,064)

NET INCOME (LOSS)	$205,613	$(639,374)	$485,826	$(102,057)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(22,282)	(5,671)	(254,682)	18,745
Reclassification adjustment for realized losses (gains) included in net income (loss)	1,417	(5,537)	(7,106)	(16,729)
Total URA(D) on securities arising during the period	(20,865)	(11,208)	(261,788)	2,016

Foreign currency translation adjustments	(5,930)	77,564	(51,883)	125,124

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,816	1,369	5,446	5,377
Total benefit plan net gain (loss) for the period	1,816	1,369	5,446	5,377
Total other comprehensive income (loss), net of tax	(24,979)	67,725	(308,225)	132,517

COMPREHENSIVE INCOME (LOSS)	$180,634	$(571,649)	$177,601	$30,460

EARNINGS PER COMMON SHARE:
Basic	$5.04	$(15.73)	$11.89	$(2.51)
Diluted	5.02	(15.73)	11.83	(2.51)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	40,860,169	41,065,212	40,835,272	40,898,864
Issued during the period, net	16,388	2,896	154,032	169,244
Treasury shares acquired	(229,432)	-	(342,179)	-
Balance, end of period	40,647,125	41,068,108	40,647,125	41,068,108

COMMON SHARES (par value):
Balance, beginning of period	$692	$691	$691	$689
Issued during the period, net	-	-	1	2
Balance, end of period	692	691	692	691

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,172,701	2,150,659	2,165,768	2,140,783
Share-based compensation plans	9,893	7,484	16,826	17,360
Balance, end of period	2,182,594	2,158,143	2,182,594	2,158,143

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(445,338)	(151,972)	(160,891)	(216,764)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	-	(1,201)	-
Net increase (decrease) during the period	(24,979)	67,725	(308,225)	132,517
Balance, end of period	(470,317)	(84,247)	(470,317)	(84,247)

RETAINED EARNINGS:
Balance, beginning of period	9,860,842	9,857,664	9,685,908	9,422,932
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	-	1,201	-
Net income (loss)	205,613	(639,374)	485,826	(102,057)
Dividends declared ($1.30 per share in third quarter 2018 and $3.90 year-to-date per share in 2018 and $1.25 per share in third quarter 2017 and $3.75
year-to-date per share in 2017)	(52,863)	(51,302)	(159,343)	(153,887)
Balance, end of period	10,013,592	9,166,988	10,013,592	9,166,988

TREASURY SHARES AT COST:
Balance, beginning of period	(3,347,548)	(3,272,244)	(3,322,244)	(3,272,244)
Purchase of treasury shares	(50,000)	-	(75,304)	-
Balance, end of period	(3,397,548)	(3,272,244)	(3,397,548)	(3,272,244)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,329,013	$7,969,331	$8,329,013	$7,969,331

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$485,826	$(102,057)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(264,556)	(564,080)
Decrease (increase) in funds held by reinsureds, net	(78,514)	(4,742)
Decrease (increase) in reinsurance receivables	(430,839)	(245,275)
Decrease (increase) in income taxes	59,034	(247,571)
Decrease (increase) in prepaid reinsurance premiums	(92,174)	(109,913)
Increase (decrease) in reserve for losses and loss adjustment expenses	591,385	1,927,538
Increase (decrease) in future policy benefit reserve	(3,143)	(795)
Increase (decrease) in unearned premiums	364,299	389,731
Increase (decrease) in other net payable to reinsurers	79,219	59,356
Increase (decrease) in losses in course of payment	98,947	137,805
Change in equity adjustments in limited partnerships	(88,377)	(54,155)
Distribution of limited partnership income	69,078	36,859
Change in other assets and liabilities, net	(251,472)	(116,620)
Non-cash compensation expense	25,791	23,011
Amortization of bond premium (accrual of bond discount)	24,804	34,657
Net realized capital (gains) losses	(45,679)	(119,531)
Net cash provided by (used in) operating activities	543,629	1,044,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,444,452	1,619,552
Proceeds from fixed maturities sold - available for sale, at market value	1,756,139	1,691,937
Proceeds from fixed maturities sold - available for sale, at fair value	1,751	-
Proceeds from equity securities sold, at market value	-	18,802
Proceeds from equity securities sold, at fair value	785,819	316,087
Distributions from other invested assets	3,061,938	3,555,941
Cost of fixed maturities acquired - available for sale, at market value	(3,358,333)	(3,774,584)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-
Cost of equity securities acquired, at market value	-	(19,196)
Cost of equity securities acquired, at fair value	(820,924)	(351,220)
Cost of other invested assets acquired	(3,244,817)	(3,676,606)
Net change in short-term investments	535	74,000
Net change in unsettled securities transactions	100,647	(219,208)
Net cash provided by (used in) investing activities	(277,174)	(764,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(7,763)	(5,650)
Purchase of treasury shares	(75,304)	-
Dividends paid to shareholders	(159,343)	(153,887)
Cost of shares withheld for taxes on settlements of share-based compensation awards	(15,259)	(12,707)
Net cash provided by (used in) financing activities	(257,669)	(172,244)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,092)	(4,006)

Net increase (decrease) in cash	4,694	103,473
Cash, beginning of period	635,067	481,922
Cash, end of period	$639,761	$585,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(67,941)	$58,701
Interest paid	17,741	20,098

NON-CASH TRANSACTIONS:
Reclassification of investment balances due to prospective consolidation of private placement liquidity sweep facility effective July 1, 2018

Fixed maturities - available for sale, at market value	$143,656	$-
Short-term investments	243,864	-
Other invested assets	(387,520)	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2018 and 2017

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

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes.  The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission ("SEC") issued Final Rule Release #33-10532 ("the Rule") which addresses the simplification of the SEC's disclosure requirements for quarterly and annual financial reports.  The main changes addressed by the Rule that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders' Equity. The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders' Equity which can be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders' Equity will be adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board ("FASB") issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its financial statements.

Accounting for Long Duration Contracts.  In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts.  The main provisions of this guidance address the following:  1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Leases. In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases.  The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

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

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,247,162	$10,305	$(29,341)	$1,228,126	$-
Obligations of U.S. states and political subdivisions	506,023	11,064	(3,060)	514,027	471
Corporate securities	5,991,450	51,824	(116,696)	5,926,578	2,941
Asset-backed securities	565,918	154	(5,910)	560,162	-
Mortgage-backed securities
Commercial	230,632	-	(6,830)	223,802	-
Agency residential	2,050,071	6,465	(78,945)	1,977,591	-
Non-agency residential	8,017	49	(2)	8,064	-
Foreign government securities	1,304,936	31,422	(55,311)	1,281,047	156
Foreign corporate securities	2,966,171	59,923	(90,007)	2,936,087	387
Total fixed maturity securities	$14,870,380	$171,206	$(386,102)	$14,655,484	$3,955
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,540,952	$9,816	$(14,076)	$1,536,692	$-
Obligations of U.S. states and political subdivisions	563,790	22,123	(444)	585,469	-
Corporate securities	5,658,456	81,724	(41,175)	5,699,005	2,488
Asset-backed securities	532,473	869	(1,982)	531,360	-
Mortgage-backed securities
Commercial	235,794	616	(2,369)	234,041	-
Agency residential	2,236,361	10,379	(35,838)	2,210,902	-
Non-agency residential	497	41	(44)	494	-
Foreign government securities	1,305,070	43,804	(34,847)	1,314,027	178
Foreign corporate securities	2,616,205	77,045	(48,406)	2,644,844	950
Total fixed maturity securities	$14,689,598	$246,417	$(179,181)	$14,756,834	$3,616
Equity securities	$130,287	$2,615	$(3,372)	$129,530	$-

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

	At September 30, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,385,803	$1,387,726	$1,041,885	$1,050,094
Due after one year through five years	7,365,268	7,246,784	7,545,731	7,554,248
Due after five years through ten years	2,437,394	2,404,213	2,214,473	2,231,456
Due after ten years	827,277	847,142	882,384	944,239
Asset-backed securities	565,918	560,162	532,473	531,360
Mortgage-backed securities:
Commercial	230,632	223,802	235,794	234,041
Agency residential	2,050,071	1,977,591	2,236,361	2,210,902
Non-agency residential	8,017	8,064	497	494
Total fixed maturity securities	$14,870,380	$14,655,484	$14,689,598	$14,756,834

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(22,073)	$(13,993)	$(282,479)	$(18,184)
Fixed maturity securities, other-than-temporary impairment	72	306	339	(5,189)
Equity securities	-	2,603	-	9,795
Other invested assets	-	1,595	-	2,860
Change in unrealized appreciation (depreciation), pre-tax	(22,001)	(9,489)	(282,140)	(10,718)
Deferred tax benefit (expense)	1,205	(1,774)	20,497	11,343
Deferred tax benefit (expense), other-than-temporary impairment	(69)	55	(145)	1,391
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders' equity	$(20,865)	$(11,208)	$(261,788)	$2,016

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

Upon the adoption of ASU 2016-01 as of January 1, 2018, all equity investments in unconsolidated entities are recorded at fair value.  Prior to the adoption of ASU 2016-01, the Company presented certain equity securities at market value.  The majority of the Company's equity securities presented at market value prior to January 1, 2018 were primarily comprised of mutual fund investments whose underlying securities consisted of fixed maturity securities.  When a fund's value reflected an unrealized loss, the Company assessed whether the decline in value was temporary or other-than-temporary.  In making its assessment, the Company considered the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determined that the declines were temporary and it had the ability and intent to continue to hold the investments, then the declines were recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines were deemed to be other-than-temporary, then the carrying value of the investment was written down to fair value and recorded in net realized capital gains (losses) in the Company's consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$793,964	$(16,012)	$305,095	$(13,329)	$1,099,059	$(29,341)
Obligations of U.S. states and political subdivisions	105,936	(1,377)	36,436	(1,683)	142,372	(3,060)
Corporate securities	3,273,494	(62,924)	1,017,492	(53,772)	4,290,986	(116,696)
Asset-backed securities	312,406	(4,071)	137,587	(1,839)	449,993	(5,910)
Mortgage-backed securities
Commercial	138,410	(3,197)	85,392	(3,633)	223,802	(6,830)
Agency residential	565,775	(13,519)	1,292,740	(65,426)	1,858,515	(78,945)
Non-agency residential	3,530	(2)	-	-	3,530	(2)
Foreign government securities	374,198	(8,246)	453,248	(47,065)	827,446	(55,311)
Foreign corporate securities	1,267,182	(32,641)	741,243	(57,366)	2,008,425	(90,007)
Total fixed maturity securities	$6,834,895	$(141,989)	$4,069,233	$(244,113)	$10,904,128	$(386,102)
Equity securities	-	-	-	-	-	-
Total	$6,834,895	$(141,989)	$4,069,233	$(244,113)	$10,904,128	$(386,102)

	Duration of Unrealized Loss at September 30, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$814,411	$(3,036)	$166,045	$(16,128)	$980,456	$(19,164)
Due in one year through five years	3,637,269	(72,182)	1,926,551	(122,322)	5,563,820	(194,504)
Due in five years through ten years	1,088,091	(34,923)	416,396	(32,056)	1,504,487	(66,979)
Due after ten years	275,003	(11,059)	44,522	(2,709)	319,525	(13,768)
Asset-backed securities	312,406	(4,071)	137,587	(1,839)	449,993	(5,910)
Mortgage-backed securities	707,715	(16,718)	1,378,132	(69,059)	2,085,847	(85,777)
Total fixed maturity securities	$6,834,895	$(141,989)	$4,069,233	$(244,113)	$10,904,128	$(386,102)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2018 were $10,904,128 thousand and $386,102 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at September 30, 2018, did not exceed 7.5% of the overall market value of the Company's fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.5% of the Company's fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $141,989 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $125,423 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $244,113 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign and domestic corporate securities, foreign government securities and U.S. government agencies and corporations.  Of these unrealized losses, $239,158 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$119,513	$107,969	$343,019	$319,336
Equity securities	5,380	8,590	18,879	25,701
Short-term investments and cash	5,005	974	8,829	2,439
Other invested assets
Limited partnerships	38,342	23,315	83,719	54,373
Other	2,980	2,095	9,964	6,652
Gross investment income before adjustments	171,220	142,943	464,410	408,501
Funds held interest income (expense)	1,003	2,284	6,572	7,156
Future policy benefit reserve income (expense)	(431)	(280)	(999)	(1,015)
Gross investment income	171,792	144,947	469,983	414,642
Investment expenses	(10,429)	(7,974)	(29,004)	(20,872)
Net investment income	$161,363	$136,973	$440,979	$393,770

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

The Company had contractual commitments to invest up to an additional $616,591 thousand in limited partnerships at September 30, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

Beginning in the first quarter of 2016, the Company participated in a private placement liquidity sweep facility ("the facility").  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.  Through the second quarter of 2018, the Company's participation in the facility was classified within other invested assets on the Company's Balance Sheets.

Starting in the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company has reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and has reclassified $243,864 thousand from other invested assets to short-term investments.  As of September 30, 2018, the market value of investments in the facility consolidated within the Company's balance sheets is $663,753 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(3,825)	$(1,485)	$(4,783)	$(5,188)
Gains (losses) from sales	738	7,998	11,087	32,913
Fixed maturity securities, fair value:
Gains (losses) from sales	(717)	-	(1,799)	-
Gains (losses) from fair value adjustments	584	-	1,542	-
Equity securities, market value:
Gains (losses) from sales	-	-	-	(3,436)
Equity securities, fair value:
Gains (losses) from sales	9,507	(1,525)	7,984	3,796
Gains (losses) from fair value adjustments	47,653	36,463	30,200	91,367
Other invested assets	913	85	1,497	84
Short-term investments gain (loss)	(49)	(1)	(49)	(5)
Total net realized capital gains (losses)	$54,804	$41,535	$45,679	$119,531

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of fixed maturity securities	$531,452	$700,728	$1,757,890	$1,691,937
Gross gains from sales	5,653	13,743	25,479	46,321
Gross losses from sales	(5,632)	(5,745)	(16,191)	(13,408)

Proceeds from sales of equity securities	$209,437	$57,861	$785,819	$334,889
Gross gains from sales	14,182	2,258	28,228	14,351
Gross losses from sales	(4,675)	(3,783)	(20,244)	(13,991)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at beginning of period	$11,884,321	$10,312,313
Less reinsurance recoverables	(1,212,649)	(990,862)
Net reserves at beginning of period	10,671,672	9,321,451

Incurred related to:
Current year	3,218,162	4,815,967
Prior years	432,187	(293,386)
Total incurred losses and LAE	3,650,349	4,522,581

Paid related to:
Current year	724,791	1,280,605
Prior years	2,730,015	2,062,634
Total paid losses and LAE	3,454,806	3,343,239

Foreign exchange/translation adjustment	(78,103)	170,879

Net reserves at end of period	10,789,112	10,671,672
Plus reinsurance recoverables	1,601,041	1,212,649
Gross reserves at end of period	$12,390,153	$11,884,321

Incurred prior years' reserves increased by $432,187 thousand for the nine months ended September 30, 2018 and decreased by $293,386 thousand for the twelve months ended December 31, 2017.  The increase for the nine months ended September 30, 2018, was due to $532,155 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  This reserve increase was partially offset by $99,968 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $238,378 thousand, related primarily to property and short-tail business in the U.S. and Bermuda as well as favorable development on prior year catastrophe losses, partially offset by $37,137 thousand of adverse development on A&E reserves.  The insurance segment also experienced favorable development on prior year reserves of $55,007 thousand mainly on its workers compensation business, which is largely written in California.

The $388,391 thousand increase in reinsurance recoverables from December 31, 2017 to September 30, 2018 is primarily related to the additional catastrophe losses incurred in 2018 as well as a retroactive reinsurance transaction with a Mt. Logan Re segregated account effective in the second quarter of 2018.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor's 500 ("S&P 500") index.  Based on historical index volatilities and trends and the September 30, 2018 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 1%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2018, the present value of these theoretical maximum payouts using a 3% discount factor was $409,488 thousand.  Conversely, if the contracts had all expired on September 30, 2018, with the S&P index at $2,913.98, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the September 30, 2018 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 11%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2018, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,729 thousand.  Conversely, if the contract had expired on September 30, 2018, with the FTSE index at ₤7,510.20, there would have been no settlement amount.

At September 30, 2018 and December 31, 2017, the fair value for these equity put options was $6,993 thousand and $12,477 thousand, respectively.

The fair value of the equity index put options can be found in the Company's consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2018	December 31, 2017

Equity index put option contracts	Equity index put option liability	$6,993	$12,477
Total		$6,993	$12,477

The change in fair value of the equity index put option contracts can be found in the Company's statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2018	2017	2018	2017

Equity index put option contracts	Net derivative gain (loss)	$2,225	$2,656	$5,485	$6,052
Total		$2,225	$2,656	$5,485	$6,052

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one hundred four private placement securities at September 30, 2018, an investment manager's valuation committee valued one hundred one of these private placement securities at $377,938 thousand.  A majority of the fair values determined by the valuation committee are substantiated by valuations from independent third parties.  In addition, the Company valued three private placement securities at $65,715 thousand, representing par value.  Due to the unavailability of prices for sixty-six private placement securities at December 31, 2017, an investment manager's valuation committee valued sixty-five of these private placement securities at $165,173 thousand.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2018 and December 31, 2017 of $402,700 thousand and $386,241 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,228,126	$-	$1,228,126	$-
Obligations of U.S. States and political subdivisions	514,027	-	514,027	-
Corporate securities	5,926,578	-	5,497,459	429,119
Asset-backed securities	560,162	-	560,162	-
Mortgage-backed securities
Commercial	223,802	-	223,802	-
Agency residential	1,977,591	-	1,977,591	-
Non-agency residential	8,064	-	8,064	-
Foreign government securities	1,281,047	-	1,281,047	-
Foreign corporate securities	2,936,087	-	2,923,926	12,161
Total fixed maturities, market value	14,655,484	-	14,214,204	441,280

Fixed maturities, fair value	2,373	-	-	2,373
Equity securities, fair value	1,166,540	1,123,911	42,629	-

Liabilities:
Equity index put option contracts	$6,993	$-	$-	$6,993

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2018.

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

In addition, $110,029 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$381,215	$12,615	$393,830	$210,186	$6,952	$217,138
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,937)	(472)	(2,409)	(591)	(882)	(1,473)
Included in other comprehensive income (loss)	(449)	-	(449)	(24)	-	(24)
Purchases, issuances and settlements	50,290	18	50,308	219,548	4,341	223,889
Transfers in and/or (out) of Level 3	-	-	-	-	1,750	1,750
Ending balance	$429,119	$12,161	$441,280	$429,119	$12,161	$441,280

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$138,105	$3,151	$141,256	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	283	209	492	1,208	313	1,521
Included in other comprehensive income (loss)	18	(184)	(166)	161	(184)	(23)
Purchases, issuances and settlements	15,628	742	16,370	87,468	1,251	88,719
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$154,034	$3,918	$157,952	$154,034	$3,918	$157,952

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$3,192	$3,192	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(101)	(101)	(257)	(257)
Included in other comprehensive income (loss)	(32)	(32)	-	-
Purchases, issuances and settlements	(686)	(686)	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,373	$2,373	$2,373	$2,373

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $0 thousand and $1,750 thousand for the three and nine months ended September 30, 2018, respectively, for fixed maturities, market value.  The transfers were related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of September 30, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Liabilities:
Balance, beginning of period	$9,218	$18,662	$12,477	$22,059
Total (gains) or losses (realized/unrealized)
Included in earnings	(2,225)	(2,656)	(5,485)	(6,052)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$6,993	$16,006	$6,993	$16,006

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss) per share:
Numerator
Net income (loss)	$205,613	$(639,374)	$485,826	$(102,057)
Less: dividends declared-common shares and nonvested common shares	(52,863)	(51,302)	(159,343)	(153,887)
Undistributed earnings	152,750	(690,676)	326,484	(255,944)
Percentage allocated to common shareholders (1)	99.0%	100.0%	98.9%	100.0%
	151,181	(690,676)	323,046	(255,944)
Add: dividends declared-common shareholders	52,356	51,302	157,759	153,887
Numerator for basic and diluted earnings per common share	$203,537	$(639,374)	$480,804	$(102,057)

Denominator
Denominator for basic earnings per weighted-average common shares	40,350	40,638	40,441	40,597
Effect of dilutive securities:
Options	192	245	206	255
Denominator for diluted earnings per adjusted weighted-average common shares	40,542	40,883	40,646	40,852

Per common share net income (loss)
Basic	$5.04	$(15.73)	$11.89	$(2.51)
Diluted	$5.02	$(15.73)	$11.83	$(2.51)

(1) Basic weighted-average common shares outstanding	40,350	40,638	40,441	40,597
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,769	40,638	40,871	40,597
Percentage allocated to common shareholders	99.0%	100.0%	98.9%	100.0%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2018 and 2017.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$143,592	$144,618
Unaffiliated life insurance company	34,038	34,444

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(24,248)	$1,963	$(22,285)	$(274,679)	$19,803	$(254,876)
URA(D) on securities - OTTI	72	(69)	3	339	(145)	194
Reclassification of net realized losses (gains) included in net income (loss)	2,175	(758)	1,417	(7,800)	694	(7,106)
Foreign currency translation adjustments	(6,723)	793	(5,930)	(58,580)	6,697	(51,883)
Reclassification of benefit plan liability amortization included in net income (loss)	2,298	(482)	1,816	6,893	(1,447)	5,446
Total other comprehensive income (loss)	$(26,426)	$1,447	$(24,979)	$(333,827)	$25,602	$(308,225)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(3,197)	$(2,835)	$(6,032)	$18,844	$3,699	$22,543
URA(D) on securities - OTTI	306	55	361	(5,189)	1,391	(3,798)
Reclassification of net realized losses (gains) included in net income (loss)	(6,598)	1,061	(5,537)	(24,373)	7,644	(16,729)
Foreign currency translation adjustments	96,022	(18,458)	77,564	148,395	(23,271)	125,124
Reclassification of benefit plan liability amortization included in net income (loss)	2,107	(738)	1,369	8,273	(2,896)	5,377
Total other comprehensive income (loss)	$88,640	$(20,915)	$67,725	$145,950	$(13,433)	$132,517

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2018	2017	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,175	$(6,598)	$(7,800)	$(24,373)	Other net realized capital gains (losses)
	(758)	1,061	694	7,644	Income tax expense (benefit)
	$1,417	$(5,537)	$(7,106)	$(16,729)	Net income (loss)

Benefit plan net gain (loss)	$2,298	$2,107	$6,893	$8,273	Other underwriting expenses
	(482)	(738)	(1,447)	(2,896)	Income tax expense (benefit)
	$1,816	$1,369	$5,446	$5,377	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Beginning balance of URA (D) on securities	$49,969	$115,558
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	(1,201)	-
Current period change in URA (D) of investments - temporary	(261,982)	(67,268)
Current period change in URA (D) of investments - non-credit OTTI	194	(4,030)
Reclass due to early adoption of ASU 2018-02	-	5,709
Ending balance of URA (D) on securities	(213,020)	49,969

Beginning balance of foreign currency translation adjustments	(138,931)	(266,818)
Current period change in foreign currency translation adjustments	(51,883)	121,917
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	(190,814)	(138,931)

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	5,446	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(66,483)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(470,317)	$(160,891)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Credit facility interest and fees incurred	$105	$105	$315	$315

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2018, was $5,993,378 thousand.  As of September 30, 2018, the Company was in compliance with all Group Credit Facility covenants.

(Dollars in thousands)		At September 30, 2018			At December 31, 2017
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	548,002	12/31/2018	600,000	538,214	12/31/2018
Total Wells Fargo Bank Group Credit Facility		$800,000	$548,002		$800,000	$538,214

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$250,000	$3,672	11/24/2018	$250,000	$3,297	2/28/2018
		59,270	12/31/2018		3,672	11/24/2018
		2,412	2/28/2019		73,626	12/31/2018
		2,249	12/31/2019		344	8/30/2019
		300	8/15/2020		93,855	12/30/2021
		76,434	9/30/2022		-
Total Citibank Bilateral Agreement	$250,000	$144,337		$250,000	$174,794

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2018, was $5,993,378 thousand.  As of September 30, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£145,000	£-		£145,000	£-
	-	-		-	-
Total Lloyd's Bank Credit Facility	£145,000	£-		£145,000	£-

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2018, the total amount on deposit in trust accounts was $737,921 thousand.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mt. Logan Re Segregated Accounts	2018	2017	2018	2017
(Dollars in thousands)
Ceded written premiums	63,745	64,003	190,668	160,949
Ceded earned premiums	54,905	55,708	181,381	154,191
Ceded losses and LAE	27,593	197,395	182,424	241,792

Assumed written premiums	3,219	2,587	7,866	9,082
Assumed earned premiums	3,219	2,587	7,866	9,082
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $1,168,237 thousand and $837,202 thousand at September 30, 2018 and December 31, 2017, respectively.  Of this amount, Group had investments valued at $46,945 thousand and $50,373 thousand at September 30, 2018 and December 31, 2017, respectively, in the segregated accounts.

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

				September 30, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,924	$395,924	$396,834	$420,340

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

			Maturity Date		September 30, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,634	$234,981	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for August 15, 2018 to November 14, 2018 is 4.70%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$2,875	$2,240	$7,968	$9,210

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$940,839	$908,256	$2,237,170	$1,962,207
Net written premiums	845,743	809,298	1,957,877	1,711,934

Premiums earned	$670,663	$649,772	$1,837,932	$1,609,790
Incurred losses and LAE	440,070	925,436	1,494,916	1,455,123
Commission and brokerage	156,500	113,449	432,532	328,230
Other underwriting expenses	16,250	12,095	48,608	40,624
Underwriting gain (loss)	$57,843	$(401,208)	$(138,124)	$(214,187)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$362,651	$344,805	$1,128,399	$931,008
Net written premiums	348,785	330,761	1,049,249	848,792

Premiums earned	$342,238	$305,951	$1,049,637	$841,348
Incurred losses and LAE	310,400	563,082	738,830	895,071
Commission and brokerage	81,439	68,441	255,704	199,438
Other underwriting expenses	10,191	8,307	31,116	27,601
Underwriting gain (loss)	$(59,792)	$(333,879)	$23,987	$(280,762)

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$377,916	$311,781	$1,163,042	$870,473
Net written premiums	358,758	287,591	1,108,962	810,437

Premiums earned	$299,815	$267,488	$972,647	$766,051
Incurred losses and LAE	211,718	301,315	591,328	595,052
Commission and brokerage	76,611	83,861	238,416	205,770
Other underwriting expenses	10,752	9,049	31,647	27,551
Underwriting gain (loss)	$734	$(126,737)	$111,256	$(62,322)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$517,258	$480,060	$1,668,181	$1,483,807
Net written premiums	385,487	370,439	1,241,269	1,179,873

Premiums earned	$418,763	$375,664	$1,220,508	$1,063,464
Incurred losses and LAE	289,670	420,249	825,275	896,899
Commission and brokerage	66,851	67,362	195,790	181,900
Other underwriting expenses	60,749	43,694	175,954	132,125
Underwriting gain (loss)	$1,493	$(155,641)	$23,489	$(147,460)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Underwriting gain (loss)	$278	$(1,017,465)	$20,608	$(704,731)
Net investment income	161,363	136,973	440,979	393,770
Net realized capital gains (losses)	54,804	41,535	45,679	119,531
Net derivative gain (loss)	2,225	2,656	5,485	6,052
Corporate expenses	(7,890)	(5,932)	(23,519)	(21,308)
Interest, fee and bond issue cost amortization expense	(7,901)	(7,266)	(23,047)	(24,289)
Other income (expense)	(5,458)	(54,568)	9,642	(59,146)
Income (loss) before taxes	$197,421	$(904,067)	$475,827	$(290,121)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
United Kingdom gross written premium	$246,580	$204,774	$681,911	$580,559

No other country represented more than 5% of the Company's revenues.

15.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2018, share-based compensation awards granted were 7,860 restricted shares, granted on September 13, 2018, with a fair value of $218.065 per share.

16.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,977	$2,737	$8,931	$9,335
Interest cost	2,585	2,509	7,754	7,060
Expected return on plan assets	(3,670)	(3,263)	(11,011)	(9,572)
Amortization of net (income) loss	2,237	2,091	6,710	8,172
Net periodic benefit cost	$4,129	$4,074	$12,384	$14,995

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$446	$392	$1,339	$1,273
Interest cost	307	296	920	793
Amortization of prior service cost	(33)	(33)	(98)	(98)
Amortization of net (income) loss	94	48	282	199
Net periodic benefit cost	$814	$703	$2,443	$2,167

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company contributed $77,000 thousand to the qualified pension benefit plan during the three and nine months ended September 30, 2018.  The Company contributed $10,000 thousand to the qualified pension benefit plan during the three and nine months ended September 30, 2017.

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

18.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  In October 2018, Hurricane Michael impacted the Southeastern United States.  Due to the recentness of this event, the Company is unable to estimate the amount of loss at this time.  However, the Company anticipates that the losses will adversely impact fourth quarter financial statements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This was the second consecutive year with higher than average catastrophe losses.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  Catastrophe events are also impacting 2018 results with Hurricanes Florence and Michael, Typhoons Jebi and Trami, Cyclone Mekunu, Japan floods and California wildfires.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross written premiums	$2,198.7	$2,044.9	7.5%	$6,196.8	$5,247.5	18.1%
Net written premiums	1,938.8	1,798.1	7.8%	5,357.4	4,551.0	17.7%

REVENUES:
Premiums earned	$1,731.5	$1,598.9	8.3%	$5,080.7	$4,280.7	18.7%
Net investment income	161.4	137.0	17.8%	441.0	393.8	12.0%
Net realized capital gains (losses)	54.8	41.5	31.9%	45.7	119.5	-61.8%
Net derivative gain (loss)	2.2	2.7	-16.2%	5.5	6.1	-9.4%
Other income (expense)	(5.5)	(54.6)	-90.0%	9.6	(59.1)	-116.3%
Total revenues	1,944.4	1,725.5	12.7%	5,582.5	4,740.9	17.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,251.9	2,210.1	-43.4%	3,650.3	3,842.1	-5.0%
Commission, brokerage, taxes and fees	381.4	333.1	14.5%	1,122.4	915.3	22.6%
Other underwriting expenses	97.9	73.1	33.9%	287.3	227.9	26.1%
Corporate expenses	7.9	5.9	33.0%	23.5	21.3	10.4%
Interest, fees and bond issue cost amortization expense	7.9	7.3	8.7%	23.0	24.3	-5.1%
Total claims and expenses	1,747.0	2,629.5	-33.6%	5,106.7	5,031.0	1.5%

INCOME (LOSS) BEFORE TAXES	197.4	(904.1)	-121.8%	475.8	(290.1)	NM
Income tax expense (benefit)	(8.2)	(264.7)	-96.9%	(10.0)	(188.1)	-94.7%
NET INCOME (LOSS)	$205.6	$(639.4)	-132.2%	$485.8	$(102.1)	NM

RATIOS:			Point Change			Point Change
Loss ratio	72.3%	138.2%	(65.9)	71.8%	89.8%	(18.0)
Commission and brokerage ratio	22.0%	20.8%	1.2	22.1%	21.4%	0.7
Other underwriting expense ratio	5.7%	4.6%	1.1	5.7%	5.3%	0.4
Combined ratio	100.0%	163.6%	(63.6)	99.6%	116.5%	(16.9)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2018	2017	(Decrease)
Balance sheet data:
Total investments and cash				$18,665.9	$18,626.5	0.2%
Total assets				24,410.9	23,591.8	3.5%
Loss and loss adjustment expense reserves				12,390.2	11,884.3	4.3%
Total debt				633.6	633.4	0.0%
Total liabilities				16,081.8	15,222.6	5.6%
Shareholders' equity				8,329.0	8,369.2	-0.5%
Book value per share				204.91	204.95	0.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 7.5% to $2,198.7 million for the three months ended September 30, 2018, compared to $2,044.9 million for the three months ended September 30, 2017, reflecting a $116.6 million, or 7.4%, increase in our reinsurance business and a $37.2 million, or 7.7%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty casualty business and business written through our U.K. branch and Ireland office.  The increases from these lines of business were partially offset by a decline in treaty property business primarily as a result of $143.8 million of lower reinstatement premiums in the third quarter of 2018 compared with the third quarter of 2017 as a result of lower catastrophe losses in 2018.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, property, energy and business written through the Lloyd's Syndicate.  Gross written premiums increased by 18.1% to $6,196.8 million for the nine months ended September 30, 2018, compared to $5,247.5 million for the nine months ended September 30, 2017, reflecting a $764.9 million, or 20.3%, increase in our reinsurance business and a $184.4 million, or 12.4%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty property business, treaty casualty business, Latin American business and business written through our U.K. branch and Ireland office, as well as a positive impact of $27.8 million from the movement of foreign exchange rates, partially offset by a $110.3 million decline in reinstatement premiums.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy, accident and health and business written through the Lloyd's Syndicate.

Net written premiums increased by 7.8% to $1,938.8 million for the three months ended September 30, 2018, compared to $1,798.1 million for the three months ended September 30, 2017.  Net written premiums increased by 17.7% to $5,357.4 million for the nine months ended September 30, 2018, compared to $4,551.0 million for the nine months ended September 30, 2017.  These changes are consistent with the changes in gross written premiums.  Premiums earned increased by 8.3% to $1,731.5 million for the three months ended September 30, 2018, compared to $1,598.9 million for the three months ended September 30, 2017.  Premiums earned increased by 18.7% to $5,080.7 million for the nine months ended September 30, 2018, compared to $4,280.7 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 17.8% to $161.4 million for the three months ended September 30, 2018, compared with investment income of $137.0 million for the three months ended September 30, 2017.  Net investment income increased by 12.0% to $441.0 million for the nine months ended September 30, 2018, compared with investment income of $393.8 million for the nine months ended September 30, 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.5% for the three months ended September 30, 2018 compared to 3.1% for the three months ended September 30, 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.2% for the nine months ended September 30, 2018 compared to 3.0% for the nine months ended September 30, 2017.  The increases in both income and yield were primarily the result of higher income from our limited partnerships and higher income from our fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $54.8 million and $41.5 million for the three months ended September 30, 2018 and 2017, respectively.  The net realized capital gains of $54.8 million for the three months ended September 30, 2018 were comprised of $48.2 million of net gains from fair value re-measurements and $10.4 million of net realized capital gains from sales of investments, partially offset by $3.8 million of other-than-temporary impairments.  The net realized capital gains of $41.5 million for the three months ended September 30, 2017 were comprised of $36.5 million of net gains from fair value re-measurements and $6.5 million of net realized capital gains from sales of investments, partially offset by $1.5 million of other-than-temporary impairments.

Net realized capital gains were $45.7 million and $119.5 million for the nine months ended September 30, 2018 and 2017, respectively.  The net realized capital gains of $45.7 million for the nine months ended September 30, 2018 were comprised of $31.7 million of net gains from fair value re-measurements and $18.8 million of net realized capital gains from sales of investments, partially offset by $4.8 million of other-than-temporary impairments.  The net realized capital gains of $119.5 million for the nine months ended September 30, 2017 were comprised of $91.4 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $2.2 million and $2.7 million for the three months ended

September 30, 2018 and 2017, respectively, and net derivative gains of $5.5 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $5.5 million and $54.6 million for the three months ended September 30, 2018 and 2017, respectively.  We recorded other income of $9.6 million and other expense of $59.1 million for the nine months ended September 30, 2018 and 2017, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions.  We recognized foreign currency exchange expense of $6.8 million and $43.2 million for the three months ended September 30, 2018 and 2017, respectively.  We recognized foreign currency exchange income of $22.2 million and foreign currency exchange expense of $48.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,014.4	58.5%		$(2.5)	-0.1%		$1,011.9	58.4%
Catastrophes	240.0	13.9%		-	0.0%		240.0	13.9%
Total	$1,254.4	72.4%		$(2.5)	-0.1%		$1,251.9	72.3%

2017
Attritional	$840.7	52.6%		$(0.9)	-0.1%		$839.8	52.5%
Catastrophes	1,370.2	85.7%		-	0.0%		1,370.2	85.7%
Total	$2,210.9	138.3%		$(0.9)	-0.1%		$2,210.1	138.2%

Variance 2018/2017
Attritional	$173.7	5.9	pts	$(1.6)	-	pts	$172.0	5.9	pts
Catastrophes	(1,130.2)	(71.8)	pts	-	-	pts	(1,130.2)	(71.8)	pts
Total	$(956.5)	(65.9)	pts	$(1.6)	-	pts	$(958.2)	(65.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$2,913.2	57.3%		$(100.0)	-2.0%		$2,813.1	55.3%
Catastrophes	305.0	6.0%		532.2	10.5%		837.2	16.5%
Total	$3,218.2	63.3%		$432.2	8.5%		$3,650.3	71.8%

2017
Attritional	$2,399.7	56.1%		$(1.3)	0.0%		$2,398.4	56.1%
Catastrophes	1,443.7	33.7%		-	0.0%		1,443.7	33.7%
Total	$3,843.4	89.8%		$(1.3)	0.0%		$3,842.1	89.8%

Variance 2018/2017
Attritional	$513.5	1.2	pts	$(98.7)	(2.0)	pts	$414.7	(0.8)	pts
Catastrophes	(1,138.7)	(27.7)	pts	532.2	10.5	pts	(606.5)	(17.2)	pts
Total	$(625.2)	(26.5)	pts	$433.5	8.5	pts	$(191.8)	(18.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 43.4% to $1,251.9 million for the three months ended September 30, 2018, compared to $2,210.1 million for the three months ended September 30, 2017, primarily due to decrease of $1,130.2 million in current years catastrophe losses, partially offset by an increase in current year attritional losses of $173.7 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The current year catastrophe losses of $240.0 million for the three months ended September 30, 2018 related to Hurricane Florence ($90.0 million), Typhoon Jebi ($80.0 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($25.0 million) and Japan Floods ($20.0 million).  The current year catastrophe losses of $1,370.2 million for the three months ended September 30, 2017 primarily related to Hurricane Irma ($574.9 million), Hurricane Maria ($415.5 million), Hurricane Harvey ($286.4 million) and the Mexico City earthquake ($93.4 million).

Incurred losses and LAE decreased by 5.0% to $3,650.3 million for the nine months ended September 30, 2018, compared to $3,842.1 million for the nine months ended September 30, 2017, primarily due to a decrease of $1,138.7 million on current years catastrophe losses and favorable development on prior years attritional losses of $100.0 million in 2018.  The decrease was partially offset by unfavorable development of $532.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires, and an increase in current year attritional losses of $513.5 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The current year catastrophe losses of $305.0 million for the nine months ended September 30, 2018 related to Hurricane Florence ($90.0 million), Typhoon Jebi ($80.0 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($25.0 million), Japan Floods ($20.0 million) and the U.S. winter storms ($17.3 million).  The current year catastrophe losses of $1,443.7 million for the nine months ended September 30, 2017 related to Hurricane Irma ($574.9 million), Hurricane Maria ($415.5 million), Hurricane Harvey ($286.4 million), the Mexico City earthquake ($93.4 million), the South Africa Knysna fires ($24.8 million), Cyclone Debbie in Australia ($19.0 million), the 2017 US Midwest storms ($15.7 million) and the Peru storms ($13.9 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 14.5% to $381.4 million for the three months ended September 30, 2018 compared to $333.1 million for the three months ended September 30, 2017.  Commission, brokerage, taxes and fees increased by 22.6% to $1,122.4 million for the nine months ended September 30, 2018 compared to $915.3 million for the nine months ended September 30, 2017.  The changes were primarily due to the impact of the increases in premiums earned with lower levels of reinstatement premium, which do not have commissions, and changes in the mix of business towards additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $97.9 million and $73.1 million for the three months ended September 30, 2018 and 2017, respectively.  Other underwriting expenses were $287.3 million and $227.9 million for the nine months ended September 30, 2018 and 2017, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increases in premiums, costs incurred to support the continued expansion of the insurance business and higher variable compensation costs in 2018 compared to 2017.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.9 million and $5.9 million for the three months ended September 30, 2018 and 2017, respectively, and $23.5 million and $21.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.9 million and $7.3 million for the three months ended September 30, 2018 and 2017, respectively.  Interest, fees and other bond amortization expense was $23.0 million and $24.3 million for the nine months ended September 30, 2018 and 2017, respectively.  The changes in expense for both the three and nine month periods were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 4.7% as of September 30, 2018.

Income Tax Expense (Benefit).  We had an income tax benefit of $8.2 million and $264.7 million for the three months ended September 30, 2018 and 2017, respectively, and income tax benefit of $10.0 million and $188.1 million for the nine months ended September 30, 2018 and 2017, respectively.  Income tax expense is primarily a function of the geographic location of the Company's pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method.  Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the decline in catastrophe losses from 2017 to 2018.  In addition, the tax rate was lowered from 35% in 2017 to 21% in 2018 under the Tax Cuts and Jobs Act ("TCJA") which was enacted on December 22, 2017.

Net Income (Loss).
Our net income was $205.6 million and our net loss was $639.4 million for the three months ended September 30, 2018 and 2017, respectively.  Our net income was $485.8 million and our net loss was $102.1 million for the nine months ended September 30, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 63.6 points to 100.0% for the three months ended September 30, 2018, compared to 163.6% for the three months ended September 30, 2017, and decreased by 16.9 points to 99.6% for the nine months ended September 30, 2018, compared to 116.5% for the nine months ended September 30, 2017.  The loss ratio component decreased 65.9 points and 18.0 points for the three and nine months ended September 30, 2018, respectively, over the same periods last year mainly due to lower current year catastrophe losses.  The commission and brokerage ratio components increased to 22.0% for the three months ended September 30, 2018 compared to 20.8% for the three months ended September 30, 2017, and increased to 22.1% for the nine months ended September 30, 2018 compared to 21.4% for the nine months ended September 30, 2017, reflecting changes in the mix of business and lower reinstatement premiums.  The other underwriting expense ratios increased slightly to 5.7% for the three months ended September 30, 2018 compared to 4.6% for the three months ended September 30, 2017, and remained comparable at 5.7% and 5.3% for the nine months ended September 30, 2018 and 2017, respectively.

Shareholders' Equity.
Shareholders' equity decreased by $40.2 million to $8,329.0 million at September 30, 2018 from $8,369.2 million at December 31, 2017, principally as a result of $261.8 million of unrealized depreciation on investments net of tax, $159.3 million of shareholder dividends, repurchase of 0.3 million common shares for $75.3 million, and $51.9 million of net foreign currency translation adjustments partially offset by $485.8 million of net income, $16.8 million of share-based compensation transactions and $5.4 million of net benefit plan obligation adjustments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 17.8% to $161.4 million for the three months ended September 30, 2018, compared with investment income of $137.0 million for the three months ended September 30, 2017.  Net investment income increased by 12.0% to $441.0 million for the nine months ended September 30, 2018, compared with investment income of $393.8 million for the nine months ended September 30, 2017.  The increases were primarily due to an increase in limited partnership income and higher income from our fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Fixed maturities	$119.5	$108.0	$343.0	$319.3
Equity securities	5.4	8.6	18.9	25.7
Short-term investments and cash	5.0	1.0	8.8	2.4
Other invested assets
Limited partnerships	38.3	23.3	83.7	54.4
Other	3.0	2.1	10.0	6.7
Gross investment income before adjustments	171.2	142.9	464.4	408.5
Funds held interest income (expense)	1.0	2.3	6.6	7.2
Future policy benefit reserve income (expense)	(0.4)	(0.3)	(1.0)	(1.0)
Gross investment income	171.8	144.9	470.0	414.6
Investment expenses	(10.4)	(8.0)	(29.0)	(20.9)
Net investment income	$161.4	$137.0	$441.0	$393.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets	3.2%	3.0%
Imbedded after-tax yield of cash and invested assets	2.9%	2.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.5%	3.1%	3.2%	3.0%
Annualized after-tax yield on average cash and invested assets	3.1%	2.5%	2.8%	2.5%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$5.7	$13.7	$(8.0)	$25.5	$46.3	$(20.8)
Losses	(4.9)	(5.7)	0.8	(14.4)	(13.4)	(1.0)
Total	0.8	8.0	(7.2)	11.1	32.9	(21.8)

Fixed maturity securities, fair value:
Gains	$-	$-	$-	$-	$-	$-
Losses	(0.7)	-	(0.7)	(1.8)	-	(1.8)
Total	(0.7)	-	(0.7)	(1.8)	-	(1.8)

Equity securities, market value:
Gains	-	-	-	-	-	-
Losses	-	-	-	-	(3.4)	3.4
Total	-	-	-	-	(3.4)	3.4

Equity securities, fair value:
Gains	14.2	2.3	11.9	28.2	14.4	13.8
Losses	(4.6)	(3.8)	(0.8)	(20.2)	(10.6)	(9.6)
Total	9.5	(1.5)	11.0	8.0	3.8	4.2

Other Invested Assets
Gains	0.9	-	0.9	1.5	-	1.5
Losses	-	-	-	-	-	-
Total	0.9	-	0.9	1.5	-	1.5

Total net realized capital gains (losses) from sales:
Gains	20.7	16.0	4.7	55.2	60.7	(5.5)
Losses	(10.3)	(9.5)	(0.8)	(36.4)	(27.4)	(9.0)
Total	10.4	6.5	3.9	18.8	33.3	(14.5)

Other-than-temporary impairments:	(3.8)	(1.5)	(2.3)	(4.8)	(5.2)	0.4

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.5	-	0.5	1.5	-	1.5
Equity securities, fair value	47.7	36.5	11.2	30.2	91.4	(61.2)
Total	48.2	36.5	11.7	31.7	91.4	(59.7)

Total net realized capital gains (losses)	$54.8	$41.5	$13.3	$45.7	$119.5	$(73.8)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $54.8 million and $41.5 million for the three months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018, we recorded $48.2 million of net gains from fair value re-measurements and $10.4 million of net realized capital gains from sales of investments, partially offset by $3.8 million of other-than-temporary impairments.  For the three months ended September 30, 2017, we recorded $36.5 million of net gains from fair value re-measurements and $6.5 million of net realized capital gains from sales of investments, partially offset by $1.5 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended September 30, 2018 and 2017 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $45.7 million and $119.5 million for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, we recorded $31.7 million of net gains from fair value re-measurements and $18.8 million of net realized capital gains from sales of investments, partially offset by $4.8 million of other-than-temporary impairments. For the nine months ended September 30, 2017, we recorded $91.4 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-

temporary impairments.  The fixed maturity and equity sales for the nine months ended September 30, 2018 and 2017 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$940.8	$908.3	$32.6	3.6%	$2,237.2	$1,962.2	$275.0	14.0%
Net written premiums	845.7	809.3	36.4	4.5%	1,957.9	1,711.9	245.9	14.4%

Premiums earned	$670.7	$649.8	$20.9	3.2%	$1,837.9	$1,609.8	$228.1	14.2%
Incurred losses and LAE	440.1	925.4	(485.4)	-52.5%	1,494.9	1,455.1	39.8	2.7%
Commission and brokerage	156.5	113.4	43.1	37.9%	432.5	328.2	104.3	31.8%
Other underwriting expenses	16.3	12.1	4.2	34.4%	48.6	40.6	8.0	19.7%
Underwriting gain (loss)	$57.8	$(401.2)	$459.1	-114.4%	$(138.1)	$(214.2)	$76.1	-35.5%

				Point Chg				Point Chg
Loss ratio	65.6%	142.5%		(76.9)	81.4%	90.4%		(9.0)
Commission and brokerage ratio	23.3%	17.4%		5.9	23.5%	20.4%		3.1
Other underwriting expense ratio	2.5%	1.8%		0.7	2.6%	2.5%		0.1
Combined ratio	91.4%	161.7%		(70.3)	107.5%	113.3%		(5.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 3.6% to $940.8 million for the three months ended September 30, 2018 from $908.3 million for the three months ended September 30, 2017, primarily due to increases in treaty casualty business and marine and aviation business.  These increases were partially offset by a decline in treaty property business primarily as a result of $121.7 million of lower reinstatement premiums in the third quarter of 2018 compared with the third quarter of 2017 as a result of lower catastrophe losses in 2018.  Net written premiums increased by 4.5% to $845.7 million for the three months ended September 30, 2018 compared to $809.3 million for the three months ended September 30, 2017, which is consistent with the change in gross written premiums. Premiums earned increased by 3.2% to $670.7 million for the three months ended September 30, 2018, compared to $649.8 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of changes in the mix of business towards additional pro rata business and timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 14.0% to $2,237.2 million for the nine months ended September 30, 2018 from $1,962.2 million for the nine months ended September 30, 2017, primarily due to increases in treaty property business, treaty casualty business and marine and aviation business, partially offset by lower reinstatement premiums.  Net written premiums increased by 14.4% to $1,957.9 million for the nine months ended September 30, 2018 compared to $1,711.9 million for the nine months ended September 30, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased by 14.2% to $1,837.9 million for the nine months ended September 30, 2018, compared to $1,609.8 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$374.2	55.8%		$(0.1)	0.0%		$374.1	55.8%
Catastrophes	97.5	14.5%		(31.5)	-4.7%		66.0	9.8%
Total Segment	$471.7	70.3%		$(31.6)	-4.7%		$440.1	65.6%

2017
Attritional	$286.3	44.1%		$(0.9)	-0.1%		$285.4	44.0%
Catastrophes	639.1	98.4%		1.0	0.1%		640.0	98.5%
Total Segment	$925.4	142.5%		$0.1	0.0%		$925.4	142.5%

Variance 2018/2017
Attritional	$87.9	11.7	pts	$0.8	0.1	pts	$88.7	11.8	pts
Catastrophes	(541.6)	(83.9)	pts	(32.5)	(4.8)	pts	(574.1)	(88.7)	pts
Total Segment	$(453.7)	(72.2)	pts	$(31.7)	(4.7)	pts	$(485.4)	(76.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$994.3	54.1%		$(69.3)	-3.8%		$925.1	50.3%
Catastrophes	102.0	5.6%		467.8	25.5%		569.8	31.1%
Total Segment	$1,096.3	59.7%		$398.5	21.7%		$1,494.9	81.4%

2017
Attritional	$827.4	51.4%		$(9.6)	-0.6%		$817.7	50.8%
Catastrophes	642.8	39.9%		(5.4)	-0.3%		637.4	39.6%
Total Segment	$1,470.2	91.3%		$(15.0)	-0.9%		$1,455.1	90.4%

Variance 2018/2017
Attritional	$166.9	2.7	pts	$(59.7)	(3.2)	pts	$107.4	(0.5)	pts
Catastrophes	(540.8)	(34.3)	pts	473.2	25.8	pts	(67.6)	(8.5)	pts
Total Segment	$(373.9)	(31.6)	pts	$413.5	22.6	pts	$39.8	(9.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 52.5% to $440.1 million for the three months ended September 30, 2018, compared to $925.4 million for the three months ended September 30, 2017.  The decrease was primarily due to a decrease of $541.6 million in current year catastrophe losses and $31.5 million of favorable development on prior years catastrophe losses in 2018.  The decreases were partially offset by an increase of $87.9 million in current year attritional losses primarily due to changes in the mix of business.  The current year catastrophe losses of $97.5 million for the three months ended September 30, 2018 related primarily to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), the U.S. winter storms ($2.3 million) and Typhoon Trami ($2.0 million).  The $639.1 million of current year catastrophe losses for the three months ended September 30, 2017 mainly related to Hurricane Irma ($378.1 million), Hurricane Harvey ($172.9 million), Hurricane Maria ($84.9 million) and the Mexico City earthquake ($3.5 million).

Incurred losses increased by 2.7% to $1,494.9 million for the nine months ended September 30, 2018, compared to $1,455.1 million for the nine months ended September 30, 2017.  The increase was primarily due to $467.8 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires and an increase of $166.9 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on  aggregate covers.  The increases were partially offset by a decrease of $540.8 million on current years catastrophe losses in 2018 and $59.7 million of additional favorable development on prior years attritional losses in 2018 compared to 2017 mainly related to property and casualty business.  The current year catastrophe losses of $102.0 million for the nine months ended September 30, 2018 related primarily to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), the U.S. winter storms ($6.8 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million) and Typhoon Trami ($2.0 million).  The $642.8 million of current year catastrophe losses for the nine months ended September 30, 2017 related to Hurricane Irma ($378.1 million), Hurricane Harvey ($172.9 million), Hurricane Maria ($84.9 million), the 2017 US Midwest storms ($3.7 million) and the Mexico City earthquake ($3.5 million).

Segment Expenses.  Commission and brokerage expenses increased by 37.9% to $156.5 million for the three months ended September 30, 2018 compared to $113.4 million for the three months ended September 30, 2017.  Commission and brokerage expenses increased by 31.8% to $432.5 million for the nine months ended September 30, 2018 compared to $328.2 million for the nine months ended September 30, 2017.  The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Segment other underwriting expenses increased to $16.3 million for the three months ended September 30, 2018 from $12.1 million for the three months ended September 30, 2017 and increased to $48.6 million for the nine months ended September 30, 2018 from $40.6 million for the nine months ended September 30, 2017.  The increases were mainly due to the impact of the increase in premiums earned and higher variable compensation costs in 2018 compared to 2017.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$362.7	$344.8	$17.8	5.2%	$1,128.4	$931.0	$197.4	21.2%
Net written premiums	348.8	330.8	18.0	5.4%	1,049.2	848.8	200.5	23.6%

Premiums earned	$342.2	$306.0	$36.3	11.9%	$1,049.6	$841.3	$208.3	24.8%
Incurred losses and LAE	310.4	563.1	(252.7)	-44.9%	738.8	895.1	(156.3)	-17.5%
Commission and brokerage	81.4	68.4	13.0	19.0%	255.7	199.4	56.3	28.2%
Other underwriting expenses	10.2	8.3	1.9	22.7%	31.1	27.6	3.5	12.7%
Underwriting gain (loss)	$(59.8)	$(333.9)	$274.1	-82.1%	$24.0	$(280.8)	$304.7	-108.5%

				Point Chg				Point Chg
Loss ratio	90.6%	184.0%		(93.4)	70.4%	106.5%		(36.1)
Commission and brokerage ratio	23.8%	22.4%		1.4	24.4%	23.7%		0.7
Other underwriting expense ratio	3.1%	2.7%		0.4	2.9%	3.2%		(0.3)
Combined ratio	117.5%	209.1%		(91.6)	97.7%	133.4%		(35.7)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 5.2% to $362.7 million for the three months ended September 30, 2018 compared to $344.8 million for the three months ended September 30, 2017, primarily due to the increases in Latin American business and business written through our Canada and Singapore branches.  Net written premiums increased by 5.4% to $348.8 million for the three months ended September 30, 2018 compared to $330.8 million for the three months ended September 30, 2017.  The changes are consistent with the changes in gross written premiums.  Premiums earned increased 11.9% to $342.2 million for the three months ended September 30, 2018 compared to $306.0 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.2% to $1,128.4 million for the nine months ended September 30, 2018 compared to $931.0 million for the nine months ended September 30, 2017, primarily due to the increases in Latin American business and business written through our Canada and Singapore branches.  Net written premiums increased by 23.6% to $1,049.2 million for the nine months ended September 30, 2018 compared to $848.8 million for the nine months ended September 30, 2017.  The changes are consistent with the changes in gross written premiums.  Premiums earned increased 24.8% to $1,049.6 million for the nine months ended September 30, 2018 compared to $841.3 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$182.8	53.4%		$(2.4)	-0.7%		$180.4	52.7%
Catastrophes	96.3	28.1%		33.7	9.8%		130.0	37.9%
Total Segment	$279.1	81.5%		$31.3	9.1%		$310.4	90.6%

2017
Attritional	$150.2	49.1%		$-	0.0%		$150.2	49.1%
Catastrophes	415.0	135.6%		(2.2)	-0.7%		412.8	134.9%
Total Segment	$565.2	184.7%		$(2.2)	-0.7%		$563.1	184.0%

Variance 2018/2017
Attritional	$32.6	4.3	pts	$(2.4)	(0.7)	pts	$30.2	3.6	pts
Catastrophes	(318.7)	(107.5)	pts	35.9	10.5	pts	(282.8)	(97.0)	pts
Total Segment	$(286.1)	(103.2)	pts	$33.5	9.8	pts	$(252.7)	(93.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$539.4	51.4%		$(29.6)	-2.8%		$509.7	48.6%
Catastrophes	146.3	13.9%		82.8	7.9%		229.1	21.8%
Total Segment	$685.7	65.3%		$53.2	5.1%		$738.8	70.4%

2017
Attritional	$423.9	50.4%		$-	0.0%		$423.9	50.4%
Catastrophes	470.8	56.0%		0.4	0.1%		471.2	56.1%
Total Segment	$894.7	106.4%		$0.4	0.1%		$895.1	106.5%

Variance 2018/2017
Attritional	$115.5	1.0	pts	$(29.6)	(2.8)	pts	$85.8	(1.8)	pts
Catastrophes	(324.5)	(42.1)	pts	82.4	7.8	pts	(242.1)	(34.3)	pts
Total Segment	$(209.0)	(41.1)	pts	$52.8	5.0	pts	$(156.3)	(36.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 44.9% to $310.4 million for the three months ended September 30, 2018 compared to $563.1 million for the three months ended September 30, 2017, primarily due to a decrease of $318.7 million on current year catastrophe losses.  The decreases were partially offset by $33.7 million of unfavorable development on prior years catastrophe losses mainly related to Hurricanes Harvey, Irma and Maria and an increase of $32.6 million on current years attritional losses mainly due to the increase in premiums earned.  The current year catastrophe losses of $96.3 million for the three months ended September 30, 2018 related primarily to Typhoon Jebi ($60.1 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).  The $415.0 million of current year catastrophe losses for the three months ended September 30, 2017 primarily related to Hurricane Maria ($260.3 million), Hurricane Irma ($82.4 million), the Mexico City earthquake ($70.0 million), Hurricane Harvey ($2.0 million) and the Peru storms ($0.5 million).

Incurred losses and LAE decreased by 17.5% to $738.8 million for the nine months ended September 30, 2018 compared to $895.1 million for the nine months ended September 30, 2017, primarily due to a decrease of $324.5 million on current year catastrophe losses and $29.6 million of favorable development on prior years attritional losses.  These decreases were partially offset by an increase of $115.5 million on current year attritional losses primarily due to the impact of the increase in premiums earned and $82.8 million of unfavorable development on prior years catastrophe losses mainly related to Hurricanes Harvey, Irma and Maria.  The current year catastrophe losses of $146.3 million for the nine months ended September 30, 2018 related primarily to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).  The $470.8 million of current year catastrophe losses for the nine months ended September 30, 2017 related to Hurricane Maria ($260.3 million), Hurricane Irma ($82.4 million), the Mexico City earthquake ($70.0 million), the South Africa Knysna fires ($25.0 million), Cyclone Debbie in Australia ($16.9 million), the Peru storms ($14.2 million) and Hurricane Harvey ($2.0 million).

Segment Expenses.  Commission and brokerage increased by 19.0% to $81.4 million for the three months ended September 30, 2018 compared to $68.4 million for the three months ended September 30, 2017.  Commission and brokerage increased by 28.2% to $255.7 million for the nine months ended September 30, 2018 compared to $199.4 million for the nine months ended September 30, 2017.  These increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $10.2 million for the three months ended September 30, 2018 compared to $8.3 million for the three months ended September 30, 2017 and increased to $31.1 million for the nine months ended September 30, 2018 compared to $27.6 million for the nine months ended September 30, 2017.  The increases were mainly due to the impact of the increase in premiums earned and higher variable compensation costs in 2018 compared to 2017.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$377.9	$311.8	$66.1	21.2%	$1,163.0	$870.5	$292.6	33.6%
Net written premiums	358.8	287.6	71.2	24.7%	1,109.0	810.4	298.5	36.8%

Premiums earned	$299.8	$267.5	$32.3	12.1%	$972.6	$766.1	$206.6	27.0%
Incurred losses and LAE	211.7	301.3	(89.6)	-29.7%	591.3	595.1	(3.8)	-0.6%
Commission and brokerage	76.6	83.9	(7.3)	-8.6%	238.4	205.8	32.6	15.9%
Other underwriting expenses	10.8	9.0	1.7	18.8%	31.6	27.6	4.1	14.9%
Underwriting gain (loss)	$0.7	$(126.7)	$127.5	-100.6%	$111.3	$(62.3)	$173.6	NM

				Point Chg				Point Chg
Loss ratio	70.7%	112.6%		(41.9)	60.9%	77.6%		(16.7)
Commission and brokerage ratio	25.6%	31.4%		(5.8)	24.5%	26.9%		(2.4)
Other underwriting expense ratio	3.5%	3.4%		0.1	3.2%	3.6%		(0.4)
Combined ratio	99.8%	147.4%		(47.6)	88.6%	108.1%		(19.5)

(Some amounts may not reconcile due to rounding.)
(NM not meaningful)

Premiums.  Gross written premiums increased by 21.2% to $377.9 million for the three months ended September 30, 2018 compared to $311.8 million for the three months ended September 30, 2017, primarily due to increased production from the U.K. and Ireland offices and an increase in Bermuda property business.  Net written premiums increased by 24.7% to $358.8 million for the three months ended September 30, 2018 compared to $287.6 million for the three months ended September 30, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 12.1% to $299.8 million for the three months ended September 30, 2018 compared to $267.5 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Premiums.  Gross written premiums increased by 33.6% to $1,163.0 million for the nine months ended September 30, 2018 compared to $870.5 million for the nine months ended September 30, 2017, primarily due to increased production from the U.K. and Ireland offices, an increase in Bermuda property business and a positive impact of $25.1 million from the movement of foreign exchange rates.  Net written premiums increased by 36.8% to $1,109.0 million for the nine months ended September 30, 2018 compared to $810.4 million for the nine months ended September 30, 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 27.0% to $972.6 million for the nine months ended September 30, 2018 compared to $766.1 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$179.2	59.8%		$-	0.0%		$179.2	59.8%
Catastrophes	31.7	10.6%		0.8	0.3%		32.5	10.9%
Total Segment	$210.9	70.4%		$0.8	0.3%		$211.7	70.7%

2017
Attritional	$147.2	55.0%		$-	0.0%		$147.2	55.0%
Catastrophes	153.2	57.3%		0.9	0.3%		154.1	57.6%
Total Segment	$300.4	112.3%		$0.9	0.3%		$301.3	112.6%

Variance 2018/2017
Attritional	$32.0	4.8	pts	$-	-	pts	$32.0	4.8	pts
Catastrophes	(121.5)	(46.7)	pts	(0.1)	-	pts	(121.6)	(46.7)	pts
Total Segment	$(89.5)	(41.9)	pts	$(0.1)	-	pts	$(89.6)	(41.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$570.5	58.7%		$-	0.0%		$570.5	58.7%
Catastrophes	31.7	3.3%		(10.9)	-1.1%		20.8	2.2%
Total Segment	$602.2	62.0%		$(10.9)	-1.1%		$591.3	60.9%

2017
Attritional	$436.1	56.9%		$-	0.0%		$436.1	56.9%
Catastrophes	154.1	20.1%		4.9	0.6%		159.0	20.7%
Total Segment	$590.2	77.0%		$4.9	0.6%		$595.1	77.6%

Variance 2018/2017
Attritional	$134.4	1.8	pts	$-	-	pts	$134.4	1.8	pts
Catastrophes	(122.4)	(16.8)	pts	(15.8)	(1.7)	pts	(138.2)	(18.5)	pts
Total Segment	$12.0	(15.0)	pts	$(15.8)	(1.7)	pts	$(3.8)	(16.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 29.7% to $211.7 million for the three months ended September 30, 2018 compared to $301.3 million for the three months ended September 30, 2017, primarily due to a decrease of $121.5 million on current year catastrophe losses.  The decrease was partially offset by an increase of $32.0 million on current year attritional losses due mainly to the impact of the increase in premiums earned.  The current year catastrophe losses of $31.7 million for the three months ended September 30, 2018 related primarily to Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million) and Japan Floods ($5.0 million).  The $153.2 million of current year catastrophe losses for the three months ended September 30, 2017 primarily related to Hurricane Maria ($56.4 million), Hurricane Irma ($42.4 million), Hurricane Harvey ($37.5 million) and the Mexico City earthquake ($17.0 million).

Incurred losses and LAE decreased slightly to $591.3 million for the nine months ended September 30, 2018 compared to $595.1 million for the nine months ended September 30, 2017, primarily due to a decrease of $122.4 million of current year catastrophe losses and $15.8 million of additional favorable development on prior years catastrophe losses in 2018 compared to 2017, partially offset by an increase of $134.4 million in current year attritional losses related primarily to the impact of the increase in premiums earned.  The current year catastrophe losses of $31.7 million for the nine months ended September 30, 2018 related primarily to Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million) and Japan Floods ($5.0 million).  The $154.1 million of current year catastrophe losses for the nine months ended September 30, 2017 primarily related to Hurricane Maria ($56.4 million), Hurricane Irma ($42.4 million), Hurricane Harvey ($37.5 million), the Mexico City earthquake ($17.0 million) and Cyclone Debbie in Australia ($0.9 million).

Segment Expenses.  Commission and brokerage decreased by 8.6% to $76.6 million for the three months ended September 30, 2018 compared to $83.9 million for the three months ended September 30, 2017 primarily due to lower contingent commissions.  Commission and brokerage increased by 15.9% to $238.4 million for the nine months ended September 30, 2018 compared to $205.8 million for the nine months ended September 30, 2017 mainly due to the impact of the increase in premiums earned, partially offset by lower contingent commissions.

Segment other underwriting expenses increased to $10.8 million for the three months ended September 30, 2018 compared to $9.0 million for the three months ended September 30, 2017 and increased to $31.6 million for the nine months ended September 30, 2018 compared to $27.6 million for the nine months ended September 30, 2017.  The increases are mainly due to the impact of the increases in premiums earned and higher variable compensation costs in 2018 compared to 2017.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$517.3	$480.1	$37.2	7.7%	$1,668.2	$1,483.8	$184.4	12.4%
Net written premiums	385.5	370.4	15.0	4.1%	1,241.3	1,179.9	61.4	5.2%

Premiums earned	$418.8	$375.7	$43.1	11.5%	$1,220.5	$1,063.5	$157.0	14.8%
Incurred losses and LAE	289.7	420.2	(130.5)	-31.1%	825.3	896.9	(71.6)	-8.0%
Commission and brokerage	66.9	67.4	(0.5)	-0.8%	195.8	181.9	13.9	7.6%
Other underwriting expenses	60.7	43.7	17.1	39.0%	176.0	132.1	43.8	33.2%
Underwriting gain (loss)	$1.5	$(155.6)	$157.1	-101.1%	$23.5	$(147.5)	$170.9	-115.9%

				Point Chg				Point Chg
Loss ratio	69.2%	111.9%		(42.7)	67.6%	84.4%		(16.8)
Commission and brokerage ratio	16.0%	17.9%		(1.9)	16.0%	17.1%		(1.1)
Other underwriting expense ratio	14.4%	11.6%		2.8	14.5%	12.4%		2.1
Combined ratio	99.6%	141.4%		(41.8)	98.1%	113.9%		(15.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 7.7% to $517.3 million for the three months ended September 30, 2018 compared to $480.1 million for the three months ended September 30, 2017.  This increase was driven by improvement in various insurance lines of business including casualty, property, energy and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 4.1% to $385.5 million for the three months ended September 30, 2018 compared to $370.4 million for the three months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 11.5% to $418.8 million for the three months ended September 30, 2018 compared to $375.7 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.4% to $1,668.2 million for the nine months ended September 30, 2018 compared to $1,483.8 million for the nine months ended September 30, 2017.  This increase was driven by expansion of various insurance lines of business including casualty, energy, accident and health and premiums written through the Lloyd's Syndicate.  Net written premiums increased by 5.2% to $1,241.3 million for the nine months ended September 30, 2018 compared to $1,179.9 million for the nine months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 14.8% to $1,220.5 million for the nine months ended September 30, 2018 compared to $1,063.5 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$278.2	66.4%		-	0.0%		$278.2	66.4%
Catastrophes	14.5	3.5%		(3.0)	-0.7%		11.5	2.8%
Total Segment	$292.7	69.9%		$(3.0)	-0.7%		$289.7	69.2%

2017
Attritional	$257.0	68.4%		$-	0.0%		$257.0	68.4%
Catastrophes	163.0	43.4%		0.3	0.1%		163.3	43.5%
Total Segment	$420.0	111.8%		$0.3	0.1%		$420.2	111.9%

Variance 2018/2017
Attritional	$21.2	(2.0)	pts	$-	-	pts	$21.2	(2.0)	pts
Catastrophes	(148.5)	(39.9)	pts	(3.3)	(0.8)	pts	(151.8)	(40.7)	pts
Total Segment	$(127.3)	(41.9)	pts	$(3.3)	(0.8)	pts	$(130.5)	(42.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$808.9	66.3%		$(1.1)	-0.1%		$807.9	66.2%
Catastrophes	25.0	2.0%		(7.6)	-0.6%		17.4	1.4%
Total Segment	$833.9	68.3%		$(8.7)	-0.7%		$825.3	67.6%

2017
Attritional	$712.4	67.0%		$8.4	0.8%		$720.7	67.8%
Catastrophes	176.0	16.6%		0.1	0.0%		176.2	16.6%
Total Segment	$888.4	83.6%		$8.5	0.8%		$896.9	84.4%

Variance 2018/2017
Attritional	$96.5	(0.7)	pts	$(9.5)	(0.9)	pts	$87.2	(1.6)	pts
Catastrophes	(151.0)	(14.6)	pts	(7.7)	(0.6)	pts	(158.8)	(15.2)	pts
Total Segment	$(54.5)	(15.3)	pts	$(17.2)	(1.5)	pts	$(71.6)	(16.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 31.1% to $289.7 million for the three months ended September 30, 2018 compared to $420.2 million for the three months ended September 30, 2017, mainly due to a decrease of $148.5 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $21.2 million, due mainly to the impact of the increase in premiums earned.  The current year catastrophe losses of $14.5 million for the three months ended September 30, 2018 related primarily to Hurricane Florence ($13.0 million) and 2018 California wildfires ($1.5 million).  The $163.0 million of current year catastrophe losses for the three months ended September 30, 2017 were due to Hurricane Harvey ($74.0 million), Hurricane Irma ($72.0 million), Hurricane Maria ($14.0 million), and the Mexico City earthquake ($3.0 million).

Incurred losses and LAE decreased by 8.0% to $825.3 million for the nine months ended September 30, 2018 compared to $896.9 million for the nine months ended September 30, 2017, mainly due to a decrease of $151.0 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $96.5 million, due mainly to the impact of the increase in premiums earned.  The current year catastrophe losses of $25.0 million for the nine months ended September 30, 2018 related primarily to Hurricane Florence ($13.0 million), the U.S. winter storms ($10.5 million) and 2018 California wildfires ($1.5 million).  The $176.0 million of current year catastrophe losses for the nine months ended September 30, 2017 were due to Hurricane Harvey ($74.0 million), Hurricane Irma ($72.0 million), Hurricane Maria ($14.0 million), the 2017 US Midwest storms ($12.0 million), the Mexico City earthquake ($3.0 million) and Cyclone Debbie in Australia ($1.0 million).

Segment Expenses.  Commission and brokerage decreased slightly to $66.9 million for the three months ended September 30, 2018 compared to $67.4 million for the three months ended September 30, 2017.  Commission and brokerage increased by 7.6% to $195.8 million for the nine months ended September 30, 2018 compared to $181.9 million for the nine months ended September 30, 2017.  The increase for the nine month period was mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $60.7 million for the three months ended September 30, 2018 compared to $43.7 million for the three months ended September 30, 2017.  Segment other underwriting expenses increased to $176.0 million for the nine months ended September 30, 2018 compared to $132.1 million for the nine months ended September 30, 2017.  The increases were mainly due to the impact of the increases in premiums earned, increased expenses related to the continued build out of the insurance business and higher variable compensation costs in 2018 compared to 2017.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,665.9 million at September 30, 2018, an increase of $39.4 million compared to $18,626.5 million at December 31, 2017.  This increase was primarily the result of $543.6 million of cash flows from operations, $100.6 million of unsettled securities, $88.4 million in equity adjustments of our limited partnership investments and $24.8 million of amortization of bond premium, partially offset by $284.5 million of pre-tax unrealized depreciation, $159.3 million paid out in dividends to shareholders, $158.6 million in fair value re-measurements, $102.7 million due to fluctuations in foreign currencies and $4.8 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders' equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2018, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 55.9% of shareholders' equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2018		At December 31, 2017
Fixed maturities, market value	$14,655.5	78.6%	$14,756.8	79.2%
Fixed maturities, fair value	2.4	0.0%	-	0.0%
Equity securities, market value	-	0.0%	129.5	0.7%
Equity securities, fair value	1,166.5	6.2%	963.6	5.2%
Short-term investments	693.1	3.7%	509.7	2.7%
Other invested assets	1,508.6	8.1%	1,631.9	8.8%
Cash	639.8	3.4%	635.1	3.4%
Total investments and cash	$18,665.9	100.0%	$18,626.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2018	December 31, 2017
Fixed income portfolio duration (years)	3.2	3.1
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.2%	3.0%
Imbedded end of period yield, after-tax	2.9%	2.8%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Fixed income portfolio total return	0.4%	2.5%
Barclay's Capital - U.S. aggregate index	-1.6%	3.5%

Common equity portfolio total return	6.1%	14.6%
S&P 500 index	10.6%	21.8%

Other invested asset portfolio total return	9.7%	8.4%

The pre-tax equivalent total return for the bond portfolio was approximately 1.8% and 4.3%, respectively, for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,738.7 million and $1,348.2 million at September 30, 2018 and December 31, 2017, respectively.  At September 30, 2018, $601.5 million, or 34.6%, was receivable from Mt. Logan Re collateralized segregated accounts; $133.8 million, or 7.7%, was receivable from Resolution Group Reinsurance (Barbados) Limited ("Resolution Group"); $126.4 million, or 7.3%, was receivable from Zurich Vericherungs Gesellschaft ("Zurich"); and $94.7 million, or 5.4%, was receivable from Munich Reinsurance America, Inc. ("Munich Re").  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $12,390.2 million and $11,884.3 million at September 30, 2018 and December 31, 2017, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,865.0	$2,063.4	$3,928.4	31.7%
International	1,146.7	1,065.9	2,212.6	17.9%
Bermuda	1,182.6	1,513.3	2,695.8	21.8%
Insurance	1,022.9	2,150.9	3,173.8	25.6%
Total excluding A&E	5,217.2	6,793.4	12,010.6	96.9%
A&E	296.0	83.6	379.6	3.1%
Total including A&E	$5,513.2	$6,877.0	$12,390.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,719.6	$2,041.0	$3,760.6	31.6%
International	1,147.6	1,022.9	2,170.5	18.3%
Bermuda	1,037.8	1,417.0	2,454.8	20.7%
Insurance	1,049.4	2,000.0	3,049.4	25.7%
Total excluding A&E	4,954.3	6,481.0	11,435.3	96.2%
A&E	306.0	143.0	449.0	3.8%
Total including A&E	$5,260.4	$6,623.9	$11,884.3	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2018	2017
Gross reserves	$379.6	$449.0
Reinsurance receivable	(109.5)	(130.9)
Net reserves	$270.1	$318.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at September 30, 2018, we had net asbestos loss reserves of $260.6 million, or 96.5%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the "survival ratio" to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company's current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.1 years at September 30, 2018.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders' Equity.  Our shareholders' equity decreased to $8,329.0 million as of September 30, 2018 from $8,369.2 million as of December 31, 2017.  This decrease was the result of $261.8 million of unrealized depreciation on investments net of tax, $159.3 million of shareholder dividends, repurchase of 0.3 million common shares for $75.3 million, and $51.9 million of net foreign currency translation adjustments partially offset by $485.8 million of net income, $16.8 million of share-based compensation transactions and $5.4 million of net benefit plan obligation adjustments, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders' equity at September 30, 2018 and December 31, 2017 was $8,329.0 million and $8,369.2 million, respectively.  Management's objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company's capital has historically exceeded these benchmark levels.

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

Since the beginning of 2017, we repurchased 0.6 million shares for $125.3 million in the open market and paid $366.6 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of September 30, 2018, we had repurchased 28.6 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $543.6 million and $1,044.2 million for the nine months ended September 30, 2018 and 2017, respectively.  Additionally, these cash flows reflected net tax recoveries of $67.9 million and net tax payments of $58.7 million for the nine months ended September 30, 2018 and 2017, respectively, and net catastrophe loss payments of $754.4 million and $305.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2018 and December 31, 2017, we held cash and short-term investments of $1,332.9 million and $1,144.7 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2018, we had $1,387.7 million of available for sale fixed maturity securities maturing within one year or less, $7,246.8 million maturing within one to five years and $3,251.3 million maturing after five years.  Our $1,166.5 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2018 we had $214.9 million of net pre-tax unrealized depreciation related to fixed maturity securities, comprised of $386.1 million of pre-tax unrealized depreciation and $171.2 million of pre-tax unrealized appreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2018, was $5,993.4 million.  As of September 30, 2018, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2018 and December 31, 2017, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At September 30, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $548.0 million outstanding letters of credit under tranche two.  At December 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $538.2 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group's fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2018, was $5,993.4 million.  As of September 30, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

At September 30, 2018 and December 31, 2017, Everest International Credit Facility had £0.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for the three months ended September 30, 2018 and 2017.  Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.3 million for the nine months ended September 30, 2018 and 2017.

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

Interest Rate Risk.  Our $18.7 billion investment portfolio, at September 30, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,209.5 million of mortgage-backed securities in the $14,657.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $693.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2018
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,272.8	$15,820.7	$15,351.0	$14,872.3	$14,396.1
Market/Fair Value Change from Base (%)	6.0%	3.1%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$833.1	$425.5	$-	$(434.8)	$(867.4)

We had $12,390.2 million and $11,884.3 million of gross reserves for losses and LAE as of September 30, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.5 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $9.5 billion, representing approximately 62.0% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$933.2	$1,049.9	$1,166.5	$1,283.2	$1,399.8
After-tax Change in Fair/Market Value	$(190.3)	$(95.2)	$-	$95.2	$190.3

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

ITEM 1A.                 RISK FACTORS

No material changes.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2018	232	$234.6125	0	1,672,760
August 1 - 31, 2018	170,563	$217.2371	170,338	1,502,422
September 1 - 30, 2018	60,132	$219.8726	59,094	1,443,328
Total	230,927	$-	229,432	1,443,328
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

Dated:  November 9, 2018