Form 10-K
period 2018-12-31
EVEREST RE GROUP LTD
filed 2019-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

_X_    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
___  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES	X	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $9,417,452 thousand.

At February 1, 2019, the number of shares outstanding of the registrant’s common shares was 40,675,221.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2018 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2018.

EVEREST RE GROUP, LTD

TABLE OF CONTENTS
FORM 10-K

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”).  As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings Ireland” means Everest Underwriting Group (Ireland) Limited; “Ireland Re” means Everest Reinsurance Company (Ireland), designated activity company; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company”, “we”, “us”, and “our” means Everest Re Group, Ltd. and its subsidiaries.

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

On December 30, 2008, Group contributed Holdings to its Irish holding company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries.  Effective July 1, 2016, the Company established a new Irish holding company, Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”) and contributed Ireland Re to Everest Dublin Holdings.

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

During the fourth quarter of 2017, the Company established a new Irish insurance subsidiary, Everest Insurance Ireland, designated activity company (“Ireland Insurance”), which writes insurance business mainly in the European markets.

During the third quarter of 2016, the Company established domestic subsidiaries, Everest Premier Insurance Company (“Everest Premier”) and Everest Denali Insurance Company (“Everest Denali”), which are being used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland Crop Insurance Company (“Heartland”), a managing agent for crop insurance, to CGB Diversified Services, Inc. (“CGB”).  The operating results of Heartland for the period owned are included within the Company’s financial statements.

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2018, of $8.5 billion with approximately 73% representing reinsurance and 27% representing insurance.  Shareholders’ equity at December 31, 2018 was $7.9 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships.  Group’s active operating subsidiaries, other than Ireland Insurance which is not yet rated, are each rated A+ (“Superior”) by

A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2018, Bermuda Re had shareholder’s equity of $3.1 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2018, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re, Ireland Re and Ireland Insurance.  In 2015, Everest International issued additional capital as part of a capital restructuring initiative within the Company to support a planned increase in international business production, which includes supporting Group’s Lloyd’s of London Syndicate corporate member.  At December 31, 2018, Everest International had shareholder’s equity of $2.7 billion.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•	Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2018, Everest Re had statutory surplus of $3.7 billion.

•
Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.

•
Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed.  The majority of Everest National’s business is reinsured by its parent, Everest Re.

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

•
Everest Security Insurance Company (“Everest Security”), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama and is approved as an eligible surplus lines insurer in Delaware.  The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•
Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer.  Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation.”  By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

•	Everest Denali, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 49 states and the District of Columbia.

•	Everest Premier, a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 49 states and the District of Columbia.

•
Heartland, a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.  Effective August 24, 2016, the Company sold Heartland to CGB.  The operating results of Heartland for the period owned are included within the Company’s financial statements.

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

Commencing in 2015 the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company launched a new syndicate through Lloyd’s of London and formed Ireland Insurance, providing access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio going forward.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2018 calendar year, no single customer (ceding company or insured) generated more than 3% of the Company’s gross written premiums.  The

Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 66%, 27% and 7% of the Company’s 2018 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 52% of gross written premiums in 2018.  The largest broker, Marsh and McLennan, accounted for approximately 20% of gross written premiums.  The second largest broker, Aon Benfield Re, accounted for approximately 16% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business writes direct business targeting commercial, property and casualty.  It also writes business through brokers, surplus lines brokers and general agents.  In 2018, Arrowhead General Insurance Agency accounted for approximately 3% of the Company’s gross written premium.  No other single general agent generated more than 2% of the Company’s gross written premiums.

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

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.  We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.  For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data” -  Note 17 of Notes to Consolidated Financial Statements and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda and Insurance.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31, 2018
(Dollars in millions)	2018		2017		2016		2015		2014
U.S. Reinsurance
Property
Pro Rata (1)	$1,069.6	12.6%	$848.4	11.8%	$495.2	8.2%	$591.3	10.0%	$665.7	11.6%
Excess	1,031.9	12.2%	1,085.2	15.1%	1,054.2	17.5%	1,065.3	18.1%	887.6	15.4%
Casualty
Pro Rata (1)	702.2	8.3%	460.7	6.4%	378.2	6.3%	319.9	5.4%	382.4	6.6%
Excess	210.6	2.5%	198.7	2.8%	198.2	3.3%	171.3	2.9%	218.8	3.8%
Total (2)	3,014.3	35.6%	2,593.0	36.1%	2,125.8	35.2%	2,147.9	36.5%	2,154.5	37.4%

International
Property
Pro Rata (1)	$679.8	8.0%	$577.5	8.1%	671.9	11.1%	699.3	11.9%	846.0	14.7%
Excess	424.7	5.0%	377.9	5.3%	337.4	5.6%	411.2	7.0%	488.1	8.5%
Casualty
Pro Rata (1)	281.0	3.3%	236.4	3.3%	111.7	1.9%	113.4	1.9%	152.9	2.7%
Excess	158.4	1.9%	125.0	1.7%	109.7	1.8%	110.4	1.9%	116.5	2.0%
Total (2)	1,543.9	18.2%	1,316.7	18.4%	1,230.7	20.4%	1,334.2	22.6%	1,603.6	27.8%

Bermuda
Property
Pro Rata (1)	$422.6	5.0%	$294.0	4.1%	261.1	4.3%	265.8	4.5%	252.4	4.4%
Excess	229.4	2.7%	222.0	3.1%	175.5	2.9%	165.3	2.8%	183.8	3.2%
Casualty
Pro Rata (1)	773.7	9.1%	407.7	5.7%	318.6	5.3%	281.0	4.8%	178.5	3.1%
Excess	240.6	2.8%	281.2	3.9%	135.2	2.2%	165.2	2.8%	171.7	3.0%
Total (2)	1,666.3	19.7%	1,205.0	16.8%	890.4	14.8%	877.3	14.9%	786.4	13.7%

Total Reinsurance
Property
Pro Rata (1)	$2,172.0	25.6%	$1,719.9	24.0%	1,428.2	23.7%	1,556.4	26.4%	1,764.1	30.6%
Excess	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%
Casualty
Pro Rata (1)	1,756.9	20.7%	1,104.8	15.4%	808.5	13.4%	714.3	12.1%	713.8	12.4%
Excess	609.7	7.2%	604.9	8.4%	443.1	7.3%	446.9	7.6%	507.0	8.8%
Total (2)	6,224.6	73.4%	5,114.7	71.3%	4,246.9	70.4%	4,359.4	74.0%	4,544.5	78.9%

Insurance
Property
Pro Rata (1)	$645.9	7.6%	$725.1	10.1%	716.4	11.9%	592.2	10.1%	414.0	7.2%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	1,604.6	18.9%	1,334.1	18.6%	1,070.6	17.7%	940.1	16.0%	804.4	14.0%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	2,250.6	26.6%	2,059.2	28.7%	1,787.0	29.6%	1,532.3	26.0%	1,218.4	21.1%

Total Company
Property
Pro Rata (1)	$2,818.0	33.2%	$2,445.1	34.1%	2,144.6	35.5%	2,148.6	36.5%	2,178.1	37.8%
Excess	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%	1,559.5	27.1%
Casualty
Pro Rata (1)	3,361.5	39.7%	2,438.9	34.0%	1,879.1	31.1%	1,654.3	28.1%	1,518.2	26.3%
Excess	609.7	7.2%	604.9	8.4%	443.1	7.3%	446.9	7.6%	507.0	8.8%
Total (2)	8,475.2	100.0%	7,173.9	100.0%	$6,033.9	100.0%	$5,891.7	100.0%	$5,762.9	100.0%
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

In 2018, $1,970.0 million of gross written premiums were attributable to U.S. treaty property business, of which 52.2% was written on a pro rata basis and 47.8% was written on an excess of loss basis.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business.  The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $734.4 million of gross written premiums in 2018, of which 85.6% was written on a pro rata basis and 14.4% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, financial lines, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2018, $92.7 million, $39.1 million and $15.5 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit’s 2018 gross written premiums totaled $86.2 million, all of which was written on a treaty basis and primarily sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2018, marine treaties represented 59.0% and consisted mainly of hull and cargo coverage.  In 2018, the marine unit’s premiums were written 65.3% on an excess of loss basis and 34.7% on a pro rata basis.  Of the marine and aviation gross written premiums in 2018, aviation premiums accounted for 41.0% and included reinsurance of airline and general aviation risks.  In 2018, the aviation unit's premiums were written 89.5% on a pro rata basis and 10.5% on an excess of loss basis.

In 2018, gross written premiums of the surety unit totaled $50.3 million, 81.1% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2018, gross written premium of the A&H reinsurance unit totaled $15.5 million, of which 74.5% was written through brokers.

The Company writes assumed business with the segregated cells of Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally.  In 2018, gross written premium totaled $10.6 million, which was all on a property excess of loss basis.

In 2018, 95.9% and 4.1% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore and its Lloyd’s Syndicate; and Latin America, Brazil, Africa and the

Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2018 international gross written premiums, 71.5% represented property business, while 28.5% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 70.9% was written through brokers, with 29.1% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $173.5 million in 2018 and consisted of 35.0% of excess property business, 25.5% of pro rata casualty business, 21.5% of excess casualty business, and 18.0% of pro rata property business.  Of the Canadian gross written premiums, 75.2% consisted of treaty reinsurance, while 24.8% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $199.8 million of gross written premiums in 2018 and consisted of 50.8% of excess property business, 36.8% of pro rata property business, 9.5% of pro rata casualty business and 2.9% of excess casualty business.

Gross written premium of the Company’s Singapore Lloyd’s Syndicate totaled $4.1 million primarily on property business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $1,166.5 million of gross written premiums in 2018 and consisted of 45.9% of pro rata treaty property business, 19.4% of excess treaty property business, 18.4% of pro rata treaty casualty business, 13.3% of facultative property and casualty business and 3.0% of excess treaty casualty business.  Of this international business, 60.5% was sourced from Latin America, 22.0% was sourced from the Middle East, 11.0% was home-foreign business and 6.5% was sourced from Africa.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2018, Bermuda Re had gross written premiums of $761.7 million, virtually all of which was treaty reinsurance.

In 2018, the UK branch of Bermuda Re wrote $610.8 million of gross treaty reinsurance premium consisting of 59.8% of pro rata casualty business, 20.0% of excess casualty business, 11.1% of pro rata property business and 9.1% of excess property business.

In 2018, Ireland Re wrote $293.8 million of gross treaty reinsurance premium consisting of 34.7% of pro rata casualty business, 28.0% of pro rata property business, 19.9% of excess property business, and 17.4% of excess casualty business.

Insurance Segment.  The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and through the Company’s Lloyd’s Syndicate.  In 2018, the Company’s Insurance segment wrote $2,250.6 million of gross written premiums, of which 71.0% was casualty and 29.0% was property, principally targeting commercial property and casualty business.  Insurance business written directly through the Company’s offices represented $1,576.0 million or 70.0% of the segment’s premium and $674.6 million or 30% was written through program administrators.

The Everest Specialty Commercial unit wrote $998.2 million in premium comprised of primary and excess casualty, and sports, leisure and entertainment business of $579.0 million, direct monoline workers compensation writings of $190.0 million and property business of $229.2 million.  Everest Underwriting Partners unit wrote $458.8 million in premium comprised of $210.8 million in workers compensation program business, $46.3 million of non-standard auto business and $201.7 million of other property and casualty business.  A&H primary insurance wrote $278.9 million in premium, Lloyd’s Syndicate wrote $151.4 million and our Canadian offices wrote $77.2 million.   The Everest Specialty Underwriters unit wrote $286.1 million in premium consisting primarily of management and professional liability coverages for financial institutions and other commercial enterprises.

Geographic Areas.  The Company conducts its business in Bermuda, the U.S. and a number of foreign countries.  For select financial information about geographic areas, see ITEM 8, “Financial Statements and Supplementary Data” -  Note 17 of Notes to the Consolidated Financial Statements.  Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks.  For more information about the risks, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

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

Risk Management of Underwriting and Reinsurance Arrangements

Underwriting Risk and Accumulation Controls.  Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including (re)insured company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company’s senior management. Management regularly reviews and revises these guidelines in response to changes in business unit product offerings, market conditions, risk versus reward analyses and the Company’s enterprise and underwriting risk management processes.

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

No single computer model, or group of models, is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by (re)insureds is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 10% of its December 31, 2018 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.  The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2019, adjusted to reflect Industry Loss Warranty (ILW) purchases at the same level the Company had available during 2018.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$639	$888	$1,036	$1,315	$1,583	$2,444
California, Earthquake	136	470	781	1,132	1,302	1,571
Texas, Wind	158	467	769	1,077	1,152	1,236

The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$440	$636	$759	$986	$1,198	$1,883
California, Earthquake	111	374	626	903	1,045	1,255
Texas, Wind	121	354	578	809	871	941

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

At December 31, 2018, the Company had $1,787.6 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $683.8 million, or 38.3%, was receivable from Mt. Logan Re collateralized segregated accounts; $125.5 million, or 7.0%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) $122.1 million, or 6.8%, was receivable from Zurich Versicherungs Gesellschaft (“Zurich”); and $103.1 million, or 5.8%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”);.  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.  Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

The Company intensively manages its asbestos and environmental (“A&E”) exposures through a dedicated, centrally managed claim staff with experienced claim and legal professionals who specialize in the handling of such exposures.  They actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate.  Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas.  Senior management and claim management personnel meet at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate.  The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular in regard to changes in asbestos claims and litigation.

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

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016

Gross reserves at beginning of period	$11,884.3	$10,312.3	$9,951.8
Incurred related to:
Current year	5,264.3	4,816.0	3,434.9
Prior years	387.1	(293.4)	(295.3)
Total incurred losses	5,651.4	4,522.6	3,139.6
Paid related to:
Current year	1,700.7	1,280.6	745.6
Prior years	3,011.2	2,062.6	2,043.0
Total paid losses	4,711.9	3,343.2	2,788.6
Foreign exchange/translation adjustment	(111.7)	170.9	(99.9)
Change in reinsurance receivables on unpaid losses and LAE	407.0	221.8	109.4
Gross reserves at end of period	$13,119.1	$11,884.3	$10,312.3

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $5,264.3 million, $4,816.0 million and $3,434.9 million at December 31, 2018, 2017 and 2016, respectively.  The increase in current year incurred losses was primarily due to an increase in attritional losses due to a 16.7% increase in premiums earned.  The $407.0 million increase in reinsurance recoverables from December 31, 2018 to December 31, 2017 is primarily related to the additional catastrophe losses incurred in 2018 as well as a retroactive reinsurance transaction with a Mt. Logan Re segregated account effective in the second quarter of 2018.

Incurred prior years’ reserves increased by $387.1 million in 2018 and decreased by $293.4 million and $295.3 million in 2017 and 2016, respectively.  The increase for 2018 was mainly due to $561.2 million of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  This reserve increase was partially offset by $174.1 million of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business, as well as favorable development in the Insurance segment which largely related to workers’ compensation business.

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

The decrease for 2016 was attributable to favorable development in the reinsurance segments of $468.7 million related primarily to property and short-tail business in the U.S., property business in Canada, Latin America, Middle East and Africa, as well as favorable development on prior year catastrophe losses, partially offset by $53.9 million of adverse development on asbestos and environmental (“A&E”) reserves.  Part of the favorable development in the reinsurance segments related to the 2015 loss from the explosion at the Chinese port of Tianjin.  In 2015, this loss was originally estimated to be $60.0 million.  At December 31, 2016, this loss was projected to be $16.7 million resulting in $43.3 million of favorable development in 2016.  The net favorable development in the reinsurance segments was partially offset by $173.4 million of unfavorable development in the insurance segment primarily related to run-off construction liability and umbrella program business.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2018, the Company’s gross reserves for A&E claims represented 2.6% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  Liabilities related to Mt. McKinley’s direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Gross reserves	$347.5	$449.0	$441.1
Reinsurance receivable	(86.0)	(130.9)	(122.0)
Net reserves	$261.5	$318.1	$319.1

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2018	2017	2016
Balance at beginning of year	$51.0	$55.1	$58.9
Liabilities assumed	0.1	0.1	0.2
Adjustments to reserves	0.8	(0.4)	0.3
Benefits paid in the current year	(5.1)	(3.7)	(4.3)
Balance at end of year	$46.8	$51.0	$55.1

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

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, the Company’s mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company’s current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by independent, professional investment managers using portfolio guidelines approved by the Company.

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2018, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2018, is estimated at approximately 3.0 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2018 and 2017 was 3.0 years and 3.1 years, respectively.  The Company shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value as interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $581.2 million, $542.9 million and $473.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The increase from 2017 to 2018 was primarily due to higher income from the growing fixed income portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.  The increase from 2016 to 2017 was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The Company had net realized capital losses for 2018 of $127.1 million.  In 2018, the Company recorded $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments.  In 2017, net realized capital gains were $153.2 million due to $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments.  In 2016, net realized capital losses were $7.2 million due to $31.6 million of other-than-temporary impairments on fixed maturity securities, $28.0 million of realized capital loss from the sale of its Heartland subsidiary and $6.7 million of net realized capital losses from sales of investments, partially offset by $59.1 million of gains due to fair value re-measurements.

The Company’s cash and invested assets totaled $18.4 billion at December 31, 2018, which consisted of 87.5% fixed maturities and cash, of which 91.8% were investment grade; 8.6% other invested assets and 3.9% equity securities.  The average maturity of fixed maturity securities was 3.9 years at December 31, 2018, and their overall duration was 3.0 years.

As of December 31, 2018, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $329.9 million and a market value of $326.7 million.  CMBS securities comprising more than 97% of the December 31, 2018 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, CMBS securities comprising more than 98% of the market value are rated investment grade by Standard & Poor’s.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2018	$18,430.8	$581.2	3.15%	$(127.1)	$(250.9)
2017	17,840.2	542.9	3.04%	153.2	(94.8)
2016	16,967.2	473.1	2.79%	(7.2)	96.6
2015	16,692.8	473.5	2.84%	(184.1)	(194.0)
2014	16,487.5	530.5	3.22%	84.0	20.3
____________________________________________________
(1)
Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash.  Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.  Common stock, which are actively managed, are carried at fair value.

(2)	After investment expenses, excluding realized net capital gains (losses).

(3)	Included in 2018, 2017, 2016, 2015 and 2014 are fair value re-measurements of ($67.3) million, $139.0 million, $59.1 million, ($45.6) million and $121.7 million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629.5	$16.8	$(15.2)	$2,631.1	$-
Obligations of U.S. states and political subdivisions	490.0	12.9	(2.8)	500.1	0.4
Corporate securities	5,538.6	48.5	(141.6)	5,445.5	1.7
Asset-backed securities	545.4	0.2	(5.5)	540.1	-
Mortgage-backed securities
Commercial	329.9	2.2	(5.4)	326.7	-
Agency residential	1,832.8	7.3	(43.8)	1,796.3	-
Non-agency residential	10.2	-	-	10.2	-
Foreign government securities	1,335.3	34.7	(55.8)	1,314.2	0.1
Foreign corporate securities	2,694.9	64.0	(97.8)	2,661.1	0.3
Total fixed maturity securities	$15,406.6	$186.6	$(367.9)	$15,225.3	$2.5
Equity securities	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,541.0	$9.8	$(14.1)	$1,536.7	$-
Obligations of U.S. states and political subdivisions	563.8	22.1	(0.4)	585.5	-
Corporate securities	5,658.4	81.8	(41.2)	5,699.0	2.5
Asset-backed securities	532.5	0.9	(2.0)	531.4	-
Mortgage-backed securities
Commercial	235.8	0.6	(2.4)	234.0	-
Agency residential	2,236.3	10.4	(35.8)	2,210.9	-
Non-agency residential	0.5	-	(0.1)	0.4	-
Foreign government securities	1,305.1	43.8	(34.8)	1,314.1	0.2
Foreign corporate securities	2,616.2	77.0	(48.4)	2,644.8	0.9
Total fixed maturity securities	$14,689.6	$246.4	$(179.2)	$14,756.8	$3.6
Equity securities	$130.3	$2.6	$(3.4)	$129.5	$-

(Some amounts may not reconcile due to rounding.)

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2018		2017
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$6,698.1	44.0%	$5,909.1	40.0%
AA	2,345.0	15.4%	2,544.9	17.2%
A	3,082.2	20.2%	3,374.0	22.9%
BBB	1,783.7	11.7%	1,637.0	11.1%
BB	609.0	4.0%	640.0	4.3%
B	270.0	1.8%	333.3	2.3%
Rated below B	18.6	0.1%	29.9	0.2%
Other	418.7	2.8%	288.6	2.0%
Total	$15,225.3	100.0%	$14,756.8	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2018		2017
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,330.5	8.7%	$1,050.1	7.1%
Due after one year through five years	8,016.5	52.7%	7,554.3	51.2%
Due after five years through ten years	2,413.9	15.9%	2,231.5	15.1%
Due after ten years	791.1	5.2%	944.2	6.4%
Asset-backed securities	540.1	3.5%	531.4	3.6%
Mortgage-backed securities	2,133.2	14.0%	2,445.3	16.6%
Total fixed maturity securities	$15,225.3	100.0%	$14,756.8	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 29, 2019.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Bermuda Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong )	Not Rated
Everest Canada	A+ (Superior)	A+ (Strong)	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest Denali	A+ (Superior)	Not Rated	Not Rated
Everest Premier	A+ (Superior)	Not Rated	Not Rated
Ireland Insurance	Not Rated	A+ (Strong)	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on March 16, 2018.  Standard & Poor’s states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on July 28, 2018.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on September 26, 2018.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers, because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018, with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

Commencing in 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.  As part of this initiative, the Company launched a new syndicate through Lloyd’s of London and formed Ireland Insurance, providing the Company access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio.

Overall, the Company believes that given its size, strong ratings, distribution system, reputation, expertise and capital market vehicle activity the current marketplace conditions provide profit opportunities.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2019, the Company employed 1,415 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2018, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,650.6 million at December 31, 2018, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2019 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $365.0 million.

Insurance Regulation.  Bermuda Re and Everest International are not admitted to do business in any jurisdiction in the U.S.  These entities conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK.  Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation”, is admitted to do business in the U.S. and Bermuda.  In Bermuda, Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”).  The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International and Everest Assurance to the supervision, investigation and intervention powers of the Bermuda Monetary Authority.  Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.  Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.

Bermuda Re is also registered under the Act as long term insurer and is thereby authorized to write life and annuity business.  As a long term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from their Class 4 minimum statutory capital and surplus, to maintain long term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning their long term business assets and liabilities to be filed annually.  Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Prudential Regulation Authority (the “PRA”).  The PRA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom.  Bermuda Re presently meets or exceeds all of the PRA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states, the District of Columbia and Puerto Rico.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama and is approved as an eligible surplus lines insurer in Delaware.  Everest Denali is licensed in 49 states and the District of Columbia.  Everest Premier is licensed in 49 states and the District of Columbia.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda.  By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Ireland Insurance is licensed to write insurance for the European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

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

Based on their financial positions at December 31, 2018, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

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

United States.  On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law and in 2018 and early 2019, the Internal Revenue Service (“IRS”) and the United States Treasury Department (“U.S. Treasury”) issued additional proposed regulations related to the new law.  Management continues to monitor such newly issued guidance to determine the impact on the Company.  Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S., including provisions in the TCJA which may require current taxation of the U.S. subsidiaries pro-rata share of earnings from its ownership in foreign operations. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. income tax, subject to relief from double taxation through foreign tax credits.  Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes.  The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.  Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S.  On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes.  If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

United Kingdom.  Bermuda Re’s UK branch and the Company’s Lloyd’s Syndicate conduct business in the UK and are subject to taxation in the UK.  Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation.  If Bermuda Re’s Bermuda operations were to become subject to UK income tax, there could be a material adverse impact on the Company’s financial condition, results of operations and cash flow.

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

Prolonged and severe disruptions in the overall public and private debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  There could also be disruption in individual market sectors, such as occurred in the energy sector in recent years.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2018	$1,800.2
2017	1,472.6
2016	301.2
2015	53.8
2014	56.3

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  During the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2018 and an increase to our pre-tax income for all other years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2018	$387.1	decrease
2017	293.4	increase
2016	295.3	increase
2015	65.1	increase
2014	39.7	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities.  At year-end 2018, 2.6% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries that have been rated carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Bermuda Re, Ireland Re, Everest National, Everest Indemnity, Everest Canada and Ireland Insurance hold an “A+” (“Strong”) rating from Standard & Poor’s and Everest Assurance holds an “A” (“Strong”) rating from this same agency.  Everest Re and Bermuda Re hold an “A1” (“upper-medium grade”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  Historically, we generally purchased reinsurance from other third parties only when we expect a net benefit.  With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance.  In addition, we have increased some of our quota share contracts with larger retrocessions.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2018	2017	2016	2015	2014
Percentage of ceded written premiums to gross written premiums	12.5%	13.0%	12.6%	12.0%	10.9%

Because we have purchased minimal reinsurance in recent years, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States, Bermuda and international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London.

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $232.0 billion in 2017 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway Re, Hannover Rueck SE, SCOR SE, and syndicates at Lloyd’s of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 69) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Dominic J. Addesso (age 65), Executive Vice President and Chief Financial Officer, Craig Howie (age 55), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 53), Executive Vice President, General Counsel, Chief Compliance Officer, Secretary and Managing Director and Chief Executive Officer of Bermuda Re, Sanjoy Mukherjee (age 52) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 46).  We currently have an agreement with Mr. Taranto to serve as a non-employee Director and Chairman of the Board through December 31, 2019, subject to Mr. Taranto’s annual election to the Board by its shareholders during its Annual General Meetings that occur over the term of the agreement.  We have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette, Mr. Mukherjee and Mr. Zaffino which have been filed with the SEC and provide for terms of employment ending on December 31, 2019 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette, January 1, 2020 for Mr. Mukherjee and September 6, 2020 for Mr. Zaffino.

On January 7, 2019, the Company announced that Mr. Addesso has informed the Group’s Board of Directors that he will retire at the end of his contract term on December 31, 2019.  As a result, the Board is undertaking a search as part of its succession planning process which will include a review of internal and external candidates for the position.

The other officer agreements referenced above contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between January 2019 and April 2021.  This includes Sanjoy Mukherjee, the chief executive officer of our Bermuda reinsurance operation.

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

	At
(Dollars in millions)	December 31, 2018	% of Total
Mortgage-backed securities:
Commercial	$326.7	1.8%
Agency residential	1,796.3	9.7%
Non-agency residential	10.2	0.1%
Other asset-backed	540.1	2.9%
Total asset-backed	2,673.3	14.5%
Other fixed income	12,552.0	68.1%
Total fixed income, at market value	15,225.3	82.6%
Fixed maturities, at fair value	2.3	0.0%
Equity securities, at fair value	716.6	3.9%
Other invested assets	1,591.7	8.6%
Cash and short-term investments	897.1	4.9%
Total investments and cash	$18,433.1	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2018, we wrote approximately 23.6% of our coverages in non-U.S. currencies; as of December 31, 2018, we maintained approximately 14.4% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2018, 2017 and 2016, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $43.2 million to a gain of $22.7 million.

In June 2016, the United Kingdom approved a referendum to exit the European Union (commonly referred to as "Brexit") which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty.  The formal negotiation process for the United Kingdom to exit the European Union will determine the timing and terms of such an exit.  The Company has a Lloyd’s of London Syndicate and Bermuda Re has a branch operation in the United Kingdom.  The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available.  Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the interest rate on our long term subordinate notes.  In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio.

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

The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors.  In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state).  For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us.  We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.

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

As a result of the previous dislocation of the financial markets, Congress and the previous Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, several European regulatory bodies are in process of updating existing or developing new capital adequacy directives for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the current Government Administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

Bermuda introduced new economic substance legislation in December 2018, which came into force on January 1, 2019.  Based on the European Union guidelines, the legislation requires Bermuda companies to be locally managed and directed, to carry on their core income generating activities in Bermuda and to have an adequate level of local full time qualified employees, local accommodation and local expenditure.  There is no experience yet as to how the Bermuda authorities will interpret and enforce these new rules, and, accordingly, we are not able to predict their impact on our operations and net income.

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

The ownership of common shares of Group by Everest International Reinsurance, Ltd., “Everest International” a direct subsidiary of Group may have an impact on securing approval of shareholder proposals that Group’s management supports.

As of December 31, 2018, Everest International owned 9,719,971 or 19.3% of the outstanding common shares of Group.  Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

The TCJA addresses what  some members of Congress had expressed concern about for several years, which was U.S. corporations  moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate tax rate of 21%.  Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda.  Such affiliated reinsurance transactions are now subject to a Base Erosion and Anti-abuse Tax (“BEAT”) of 5% in 2018, 10% from 2019 to 2025 and 12.5% thereafter.  In addition, new proposed regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.

Bermuda Re.  The income of Bermuda Re is a significant portion of our worldwide income from operations.  We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S.  Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all of its income and possibly the U.S. branch profits tax.  However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a U.S. permanent establishment maintained by that subsidiary.  We do not believe that Bermuda Re has a permanent establishment in the U.S.  If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income.  This would reduce our net income.

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

If Bermuda Re became subject to U.S. income tax on its income, or if we became subject to U.S. income tax, our income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations.  The combined effect of the 21% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 44.7%.  The imposition of these taxes would reduce our net income.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other 25 locations occupy a total of approximately 223,650 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.                          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low closing market prices of Group’s common shares for the periods indicated were:

	2018		2017
	High	Low	High	Low
First Quarter	$262.67	$216.47	$239.15	$216.04
Second Quarter	260.00	224.72	258.12	230.63
Third Quarter	236.32	209.84	271.12	211.94
Fourth Quarter	230.17	205.03	240.51	210.36

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2019 was 443.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its quarterly cash dividend of $1.25 per share for the first three quarters of 2017.  The Company declared and paid its quarterly cash dividend of $1.30 per share for the fourth quarter of 2017 and for the first three quarters of 2018.  The Company declared and paid its quarterly cash dividend of $1.40 per share for the fourth quarter of 2018.  On February 20, 2019, the Company’s Board of Directors declared a dividend of $1.40 per share, payable on or before March 20, 2019 to shareholders of record on March 6, 2019.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders.  The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  See “Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2018	0	$-	0	1,785,507
February 1 - 28, 2018	48,471	$242.0134	0	1,785,507
March 1 - 31, 2018	0	$-	0	1,785,507
April 1 - 30, 2018	0	$-	0	1,785,507
May 1 - 31, 2018	67,877	$224.1978	67,000	1,718,507
June 1 - 30, 2018	45,747	$224.8436	45,747	1,672,760
July 1 - 31, 2018	232	$234.6125	0	1,672,760
August 1 - 31, 2018	170,563	$217.2371	170,338	1,502,422
September 1 - 30, 2018	60,132	$219.8726	59,094	1,443,328
October 1 - 31, 2018	0	$-	0	1,443,328
November 1 - 30, 2018	493	$217.5254	0	1,443,328
December 1 - 31, 2018	0	$-	0	1,443,328
Total	393,515	$-	342,179	1,443,328

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2013 through December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/13	12/14	12/15	12/16	12/17	12/18
Everest Re Group, Ltd.	100.00	111.44	122.52	148.36	154.94	156.07
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Property & Casualty Insurance	100.00	115.74	126.77	146.68	179.52	171.10

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.                          SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Operating data:
Gross written premiums	$8,475.2	$7,173.9	$6,033.9	$5,891.7	$5,762.9
Net written premiums	7,414.4	6,244.7	5,270.9	5,182.3	5,132.4
Premiums earned	6,931.7	5,937.8	5,320.5	5,292.8	5,043.7
Net investment income	581.2	542.9	473.1	473.5	530.5
Net realized capital gains (losses)	(127.1)	153.2	(7.2)	(184.1)	84.0
Incurred losses and loss adjustment
expenses (including catastrophes)	5,651.4	4,522.6	3,139.6	3,064.7	2,875.9
Net catastrophe losses (1)	1,669.8	1,339.1	286.0	50.7	50.1
Commission, brokerage, taxes and fees	1,519.0	1,304.0	1,188.7	1,183.6	1,121.1
Other underwriting expenses	371.5	318.8	302.7	257.1	233.1
Corporate expenses	30.7	25.9	27.2	23.3	23.4
Interest, fees and bond issue cost
amortization expense	31.0	31.6	36.2	36.2	38.5
Income (loss) before taxes	(226.5)	405.2	1,099.8	1,111.9	1,386.8
Income tax expense (benefit)	(330.0)	(63.8)	103.5	134.0	187.7
Net income (loss) (2)	103.6	469.0	996.3	977.9	1,199.2

EARNINGS PER COMMON SHARE:
Basic (3)	$2.54	$11.43	$23.85	$22.29	$26.16

Diluted (4)	$2.53	$11.36	$23.68	$22.10	$25.91

Dividends declared	$5.30	$5.05	$4.70	$4.00	$3.20

Certain GAAP financial ratios: (5)
Loss ratio	81.5%	76.2%	59.0%	57.9%	57.0%
Other underwriting expense ratio	27.3%	27.3%	28.0%	27.2%	26.8%
Combined ratio (2)	108.8%	103.5%	87.0%	85.1%	83.8%

Balance sheet data (at end of period):
Total investments and cash	$18,433.1	$18,626.5	$17,483.1	$16,676.4	$16,880.8
Total assets	24,794.0	23,591.8	21,321.5	20,545.4	20,339.9
Loss and LAE reserves	13,119.1	11,884.3	10,312.3	9,951.8	9,720.8
Total debt	633.6	633.4	633.2	633.0	632.7
Total liabilities	16,890.2	15,222.6	13,246.1	12,936.8	12,888.8
Shareholders' equity	7,903.8	8,369.2	8,075.4	7,608.6	7,451.1
Book value per share (6)	194.43	204.95	197.45	178.21	166.75
_____________________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 40.4 million, 40.6 million, 41.3 million, 43.4 million and 45.4 million for 2018, 2017, 2016, 2015 and 2014, respectively.
(4)	Based on weighted average diluted common shares outstanding of 40.6 million, 40.8 million, 41.6 million, 43.8 million and 45.8 million for 2018, 2017, 2016, 2015 and 2014, respectively.
(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 40.7 million, 40.8 million, 40.9 million, 42.7 million and 44.7 million common shares outstanding for December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

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

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018 with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record.  These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion.  These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

Commencing in 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.  As part of this initiative, we launched a new syndicate through Lloyd’s of London and formed Ireland Insurance, providing us access to additional international business and new product opportunities to further diversify and broaden our insurance portfolio.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2018	2017	2016	2018/2017	2017/2016
Gross written premiums	$8,475.2	$7,173.9	$6,033.9	18.1%	18.9%
Net written premiums	7,414.4	6,244.7	5,270.9	18.7%	18.5%

REVENUES:
Premiums earned	$6,931.7	$5,937.8	$5,320.5	16.7%	11.6%
Net investment income	581.2	542.9	473.1	7.1%	14.8%
Net realized capital gains (losses)	(127.1)	153.2	(7.2)	-183.0%	NM
Net derivative gain (loss)	0.5	9.6	18.6	-94.6%	-48.6%
Other income (expense)	(9.1)	(35.4)	(10.6)	-74.4%	233.2%
Total revenues	7,377.2	6,608.1	5,794.3	11.6%	14.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,651.4	4,522.6	3,139.6	25.0%	44.0%
Commission, brokerage, taxes and fees	1,519.0	1,304.0	1,188.7	16.5%	9.7%
Other underwriting expenses	371.5	318.8	302.7	16.5%	5.3%
Corporate expenses	30.7	25.9	27.2	18.3%	-4.8%
Interest, fees and bond issue cost amortization expense	31.0	31.6	36.2	-1.8%	-12.8%
Total claims and expenses	7,603.7	6,202.9	4,694.5	22.6%	32.1%

INCOME (LOSS) BEFORE TAXES	(226.5)	405.2	1,099.8	-155.9%	-63.2%
Income tax expense (benefit)	(330.0)	(63.8)	103.5	NM	-161.6%
NET INCOME (LOSS)	$103.6	$469.0	$996.3	-77.9%	-52.9%

RATIOS:				Point Change
Loss ratio	81.5%	76.2%	59.0%	5.3	17.2
Commission and brokerage ratio	21.9%	22.0%	22.3%	(0.1)	(0.3)
Other underwriting expense ratio	5.4%	5.3%	5.7%	0.1	(0.4)
Combined ratio	108.8%	103.5%	87.0%	5.3	16.5

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2018	2017	2016	2018/2017	2017/2016
Balance sheet data:
Total investments and cash	$18,433.1	$18,626.5	$17,483.1	-1.0%	6.5%
Total assets	24,794.0	23,591.8	21,321.5	5.1%	10.6%
Loss and loss adjustment expense reserves	13,119.1	11,884.3	10,312.3	10.4%	15.2%
Total debt	633.6	633.4	633.2	0.0%	0.0%
Total liabilities	16,890.2	15,222.6	13,246.1	11.0%	14.9%
Shareholders' equity	7,903.8	8,369.2	8,075.4	-5.6%	3.6%
Book value per share	194.43	204.95	197.45	-5.1%	3.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 18.1% to $8,475.2 million in 2018, compared to $7,173.9 million in 2017, reflecting a $1,109.9 million, or 21.7%, increase in our reinsurance business and a $191.3 million, or 9.3%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty property and treaty casualty writings, rise in mortgage business, growth in Latin American business, and increases in production from our U.K. branch and Ireland office.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy, accident and health and business written through the Lloyd’s Syndicate.  Net written premiums increased by 18.7% to $7,414.4 million in 2018, compared to $6,244.7 million in 2017.  This change is consistent with the change in gross written premiums.  Premiums earned increased by 16.7% to $6,931.7 million in 2018, compared to $5,937.8 million in 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 18.9% to $7,173.9 million in 2017, compared to $6,033.9 million in 2016, reflecting an $867.8 million, or 20.4%, increase in our reinsurance business and a $272.2 million, or 15.2%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to new crop reinsurance transactions, increases in treaty property and financial lines of business and the influx of reinstatement premiums related to multiple catastrophe events in the third quarter.  The rise in insurance premiums was related to most lines of business, including property, retail casualty, accident and health and business written through the Lloyd’s Syndicate, partially offset by the impact of the sale of Heartland.  Net written premiums increased by 18.5% to $6,244.7 million in 2017, compared to $5,270.9 million in 2016.  This change is consistent with the change in gross written premiums.  Premiums earned increased by 11.6% to $5,937.8 million in 2017, compared to $5,320.5 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 7.1% to $581.2 million in 2018 compared with investment income of $542.9 million in 2017.  Net pre-tax investment income, as a percentage of average invested assets, was 3.2% in 2018 compared to 3.1% in 2017.  The increases in both income and yield were primarily the result of higher income from our growing fixed maturity portfolio and higher income from our limited partnerships, partially offset by lower dividend income from our equity portfolio.

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

Net Realized Capital Gains (Losses).  Net realized capital losses were $127.1 million in 2018, net realized capital gains were $153.2 million in 2017 and net realized capital losses were $7.2 million in 2016.  The net realized capital losses of $127.1 million in 2018 were comprised of $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments.  The net realized capital gains of $153.2 million in 2017 were comprised of $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments.  The net realized capital losses of $7.2 million in 2016 were comprised of $31.6 million of other-than-temporary impairments, realized capital loss of $28.0 million from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales of investments, partially offset by $59.1 million of net gains from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $0.5 million, $9.6 million and 18.6 million in 2018, 2017 and 2016, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $9.1 million, $35.4 million and $10.6 million in 2018, 2017 and 2016, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions.  We recognized foreign currency exchange income of $18.1 million in 2018 and foreign currency exchange expense of $25.5 million and $21.2 million in 2017 and 2016, respectively.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$4,025.4	58.0%		$(174.1)	-2.5%		$3,851.2	55.5%
Catastrophes	1,239.0	17.9%		561.2	8.1%		1,800.2	26.0%
Total segment	$5,264.3	75.9%		$387.1	5.6%		$5,651.4	81.5%

2017
Attritional	$3,313.5	55.8%		$(263.4)	-4.4%		$3,050.0	51.4%
Catastrophes	1,502.5	25.3%		(30.0)	-0.5%		1,472.6	24.8%
Total segment	$4,816.0	81.1%		$(293.4)	-4.9%		$4,522.6	76.2%

2016
Attritional	$3,047.1	57.2%		$(208.7)	-3.9%		$2,838.4	53.3%
Catastrophes	387.9	7.3%		(86.6)	-1.6%		301.2	5.7%
Total segment	$3,435.0	64.5%		$(295.3)	-5.5%		$3,139.6	59.0%

Variance 2018/2017
Attritional	$711.9	2.2	pts	$89.3	1.9	pts	$801.2	4.1	pts
Catastrophes	(263.6)	(7.4)	pts	591.2	8.6	pts	327.6	1.2	pts
Total segment	$448.4	(5.2)	pts	$680.5	10.5	pts	$1,128.8	5.3	pts

Variance 2017/2016
Attritional	$266.4	(1.4)	pts	$(54.7)	(0.5)	pts	$211.6	(1.9)	pts
Catastrophes	1,114.6	18.0	pts	56.6	1.1	pts	1,171.4	19.1	pts
Total segment	$1,381.0	16.6	pts	$1.9	0.6	pts	$1,383.0	17.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 25.0% to $5,651.4 million in 2018, compared to $4,522.6 million in 2017, primarily due to an increase in current year attritional losses of $711.9 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and unfavorable development of $561.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria and the California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on  aggregate covers.  These increases were partially offset by a decrease of $263.6 million in current year catastrophe losses.  The current year catastrophe losses of $1,239.0 million in 2018 related to Hurricane Michael ($462.0 million), Camp wildfire ($322.0 million), Woolsey wildfire ($154.0 million), Typhoon Jebi ($80.0 million), Hurricane Florence ($73.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), Australia Hailstorm ($25.0 million), other 2018 California wildfires ($24.6 million), Japan floods ($20.5 million) and the U.S. winter storms ($8.4 million).  The $1,502.5 million of current year catastrophe losses in 2017 related to Hurricane Irma ($558.1 million), Hurricane Maria ($361.7 million), Hurricane Harvey ($316.7 million), the 2017 Northern California wildfires ($149.9 million), the Mexico City earthquake ($31.0 million), the South Africa Knysna fires ($23.7 million), Cyclone Debbie in Australia ($22.1 million), the Peru storms ($14.9 million), the 2017 US Midwest storms ($12.9 million) and the Southern California wildfires ($11.6 million).

Incurred losses and LAE increased by 44.0% to $4,522.6 million in 2017, compared to $3,139.6 million in 2016, primarily due to an increase of $1,114.6 million in current year catastrophe losses and an increase in current year attritional losses of $266.4 million, mainly due to the impact of the increase in premiums earned and $56.6 million of less favorable development on prior years catastrophe losses in 2017 compared to 2016.  These increases were partially offset by an additional $54.7 million of favorable development on prior years attritional losses in 2017 compared to 2016.  The $263.4 million of favorable development on prior years attritional losses in 2017 was mainly comprised of $207.1 million of favorable development on reinsurance business, primarily related to property and short tail business in the United States and Bermuda, and $56.4 million of favorable development on insurance business, mainly related to workers compensation business.  The $1,502.5 million of current year catastrophe losses in 2017 is outlined above.  The $387.9 million of current year catastrophe losses in 2016 related to Hurricane Matthew ($135.0 million), the Fort McMurray Canada wildfire ($115.8 million), 2016 U.S. storms ($51.6 million), the Ecuador earthquake ($23.2 million), the 2016 New Zealand earthquake ($18.9 million), the 2016 Taiwan earthquake ($15.1 million), the Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 16.5% to $1,519.0 million for the year ended December 31, 2018 compared to $1,304.0 million for the year ended December 31, 2017.  The changes were primarily due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Commission, brokerage, taxes and fees increased by 9.7% to $1,304.0 million for the year ended December 31, 2017 compared to $1,188.7 million for the year ended December 31, 2016.  The change was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $371.5 million, $318.8 million and $302.7 million in 2018, 2017 and 2016, respectively.  The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned and costs incurred to support the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $30.7 million, $25.9 million and $27.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $31.0 million, $31.6 million and $36.2 million in 2018, 2017 and 2016, respectively.  The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 5.0% as of December 31, 2018.

Income Tax Expense (Benefit).  We had an income tax benefit of $330.0 million in 2018 and $63.8 million in 2017, which included $8.2 million of tax expense related to the enactment of the TCJA, and income tax expense of $103.5 million in 2016, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions.  The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends.  Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) was primarily due to the increase in incurred losses, including catastrophe losses, and loss adjustment expenses from 2017 to 2018.  In addition, the tax rate was lowered from 35% in 2017 to 21% in 2018 under the TCJA.

The TCJA caused the Company to record income tax expense of $8.2 million in 2017.  This income tax expense reflects the lower 21% tax benefit to be realized by the Company under the TCJA upon the reversal of the temporary differences in its deferred tax inventory account versus the 35% tax benefit that had been expected before the TCJA.  In 2018, the Company recorded adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts were finalized.

During 2018, the Company completed its accounting, including interpretation of the additional guidance issued by the IRS and U.S. Treasury, and recognized an income tax benefit of $28.4 million primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Net Income (Loss).
Our net income was $103.6 million, $469.0 million and $996.3 million in 2018, 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 5.3 points to 108.8% in 2018, compared to 103.5% in 2017.  The loss ratio component increased 5.3 points in 2018 over the same period last year mainly due to unfavorable development on prior years catastrophe losses.  The commission and brokerage ratio components remained flat at 21.9% in 2018 compared to 22.0% in 2017.  The other underwriting expense ratios also remained flat at 5.4% in 2018 compared to 5.3% in 2017.

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

Shareholders’ Equity.
Shareholders’ equity decreased by $465.4 million to $7,903.8 million at December 31, 2018 from $8,369.2 million at December 31, 2017, principally as a result of $228.2 million of unrealized depreciation on investments net of tax, $216.2 million of shareholder dividends, $76.8 million of net foreign currency translation adjustments and the repurchase of 0.3 million common shares for $75.3 million, partially offset by $103.6 million of net income, $23.0 million of share-based compensation transactions and $4.5 million of net benefit plan obligation adjustments, net of tax.

Shareholders’ equity increased by $293.8 million to $8,369.2 million at December 31, 2017 from $8,075.4 million at December 31, 2016, principally as a result of $469.0 million of net income, $121.9 million of net foreign currency translation adjustments, $25.0 million of share-based compensation transactions and $6.5 million of net benefit plan obligation adjustments, partially offset by $207.2 million of shareholder dividends, $71.3 million of unrealized depreciation on investments, net of tax and repurchases of 0.2 million common shares for $50.0 million.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 7.1% to $581.2 million in 2018 compared with investment income of $542.9 million in 2017.  The increase was primarily due to higher income from our growing fixed maturity portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

Net investment income increased by 14.8% to $542.9 million in 2017 compared with investment income of $473.1 million in 2016.  The increase was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Fixed maturities	$465.8	$427.4	$410.3
Equity securities	25.3	34.5	40.7
Short-term investments and cash	14.4	4.2	1.8
Other invested assets
Limited partnerships	93.3	83.6	38.6
Other	17.0	10.1	2.9
Gross investment income before adjustments	615.8	559.8	494.3
Funds held interest income (expense)	6.3	11.9	7.9
Future policy benefit reserve income (expense)	(1.4)	(1.3)	(1.6)
Gross investment income	620.7	570.4	500.5
Investment expenses	(39.5)	(27.5)	(27.4)
Net investment income	$581.2	$542.9	$473.1

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2018	2017	2016
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	3.0%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	3.0%	2.8%	2.4%

Annualized pre-tax yield on average cash and invested assets	3.2%	3.1%	2.8%
Annualized after-tax yield on average cash and invested assets	2.8%	2.5%	2.3%

	2018	2017	2016
Fixed income portfolio total return	1.3%	2.5%	3.1%
Barclay's Capital - U.S. aggregate index	0.0%	3.5%	2.7%

Common equity portfolio total return	-5.2%	14.6%	8.4%
S&P 500 index	-4.4%	21.8%	12.0%

Other invested asset portfolio total return	11.1%	8.4%	4.3%

The pre-tax equivalent total return for the bond portfolio was approximately 2.9%, 4.3% and 5.0%, respectively, in 2018, 2017 and 2016.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2018/2017	2017/2016
(Dollars in millions)	2018	2017	2016	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$34.0	$58.6	$52.8	$(24.6)	$5.8
Losses	(55.7)	(40.9)	(45.9)	(14.8)	5.0
Total	(21.7)	17.7	6.9	(39.4)	10.8

Fixed maturity securities, fair value:
Gains	-	-	0.3	-	(0.3)
Losses	(1.8)	-	(1.9)	(1.8)	1.9
Total	(1.8)	-	(1.6)	(1.8)	1.6

Equity securities, market value:
Gains	-	-	1.4	-	(1.4)
Losses	-	(3.4)	-	3.4	(3.4)
Total	-	(3.4)	1.4	3.4	(4.8)

Equity securities, fair value:
Gains	31.7	24.8	17.0	6.9	7.8
Losses	(61.7)	(17.8)	(30.5)	(43.9)	12.7
Total	(30.0)	7.0	(13.4)	(37.0)	20.4

Other Invested Assets
Gains	1.8	-	-	1.8	-
Losses	-	-	-	-	-
Total	1.8	-	-	1.8	-

Total net realized capital gains (losses) from sales:
Gains	67.5	83.4	71.6	(15.9)	11.8
Losses	(119.2)	(62.1)	(78.3)	(57.1)	16.2
Total	(51.7)	21.3	(6.7)	(73.0)	28.0

Loss on sale of subsidiary:	-	-	(28.0)	-	28.0

Other-than-temporary impairments:	(8.1)	(7.1)	(31.6)	(1.0)	24.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.5	-	1.4	1.5	(1.4)
Equity securities, fair value	(68.8)	139.0	57.7	(207.8)	81.3
Total	(67.3)	139.0	59.1	(206.3)	79.9

Total net realized capital gains (losses)	$(127.1)	$153.2	$(7.2)	$(280.3)	$160.4

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $127.1 million in 2018, net realized capital gains were $153.2 million in 2017 and net realized capital losses were $7.2 million in 2016.  In 2018, we recorded $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments.  In 2017, we recorded $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments.  In 2016, we recorded $31.6 million of other-than-temporary impairments, $28.0 million of realized capital loss from the sale of our Heartland subsidiary and $6.7 million of net realized capital losses from sales of investments, partially offset by $59.1 million of net gains from fair value re-measurements.  The fixed maturity and equity sales during these years related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

For inter-affiliate reinsurance and business written through the Lloyd’s Syndicate, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Our loss and LAE reserves are management’s best estimate of our ultimate liability for unpaid claims.  We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods.  Such re-evaluations are recorded in incurred losses in the period in which re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$3,014.3	$2,593.0	$2,125.8	$421.4	16.3%	$467.2	22.0%
Net written premiums	2,642.2	2,245.4	1,970.6	396.8	17.7%	274.8	13.9%

Premiums earned	$2,529.0	$2,181.2	$2,072.2	$347.8	15.9%	$109.0	5.3%
Incurred losses and LAE	2,784.2	1,632.8	1,068.5	1,151.4	70.5%	564.3	52.8%
Commission and brokerage	568.4	462.5	466.0	105.9	22.9%	(3.5)	-0.7%
Other underwriting expenses	60.3	55.9	54.1	4.4	7.8%	1.8	3.3%
Underwriting gain (loss)	$(883.8)	$30.0	$483.6	$(913.8)	NM	$(453.6)	-93.8%

					Point Chg		Point Chg
Loss ratio	110.1%	74.9%	51.6%		35.2		23.3
Commission and brokerage ratio	22.5%	21.2%	22.5%		1.3		(1.3)
Other underwriting expense ratio	2.3%	2.5%	2.6%		(0.2)		(0.1)
Combined ratio	134.9%	98.6%	76.7%		36.3		21.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 16.3% to $3,014.3 million in 2018 from $2,593.0 million in 2017, primarily due to increases in treaty property and treaty casualty writings and growth in the mortgage business.  Net written premiums increased by 17.7% to $2,642.2 million in 2018 compared to $2,245.4 million in 2017, which is consistent with the change in gross written premiums.  Premiums earned increased by 15.9% to $2,529.0 million in 2018, compared to $2,181.2 million in 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,383.1	54.7%		$(70.8)	-2.8%		$1,312.4	51.9%
Catastrophes	952.2	37.7%		519.6	20.5%		1,471.8	58.2%
Total segment	$2,335.3	92.4%		$448.9	17.7%		$2,784.2	110.1%

2017
Attritional	$1,103.7	50.6%		$(165.5)	-7.5%		$938.3	43.1%
Catastrophes	715.7	32.8%		(21.2)	-1.0%		694.5	31.8%
Total segment	$1,819.4	83.4%		$(186.6)	-8.5%		$1,632.8	74.9%

2016
Attritional	$1,096.0	52.9%		$(126.4)	-6.1%		$969.7	46.8%
Catastrophes	134.1	6.5%		(35.3)	-1.7%		98.8	4.8%
Total segment	$1,230.1	59.4%		$(161.6)	-7.8%		$1,068.5	51.6%

Variance 2018/2017
Attritional	$279.4	4.1	pts	$94.7	4.7	pts	$374.1	8.8	pts
Catastrophes	236.5	4.9	pts	540.8	21.5	pts	777.3	26.4	pts
Total segment	$515.9	9.0	pts	$635.5	26.2	pts	$1,151.4	35.2	pts

Variance 2017/2016
Attritional	$7.7	(2.3)	pts	$(39.1)	(1.4)	pts	$(31.4)	(3.7)	pts
Catastrophes	581.6	26.3	pts	14.1	0.7	pts	595.7	27.0	pts
Total segment	$589.3	24.0	pts	$(25.1)	(0.7)	pts	$564.3	23.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 70.5% to $2,784.2 million in 2018, compared to $1,632.8 million in 2017.  The increase was primarily due to $519.6 million of unfavorable development on prior years catastrophe losses in 2018, primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires, an increase of $279.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and an increase of $236.5 million in current year catastrophe losses.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on  aggregate covers.  The current year catastrophe losses of $952.2 million in 2018 related primarily to Hurricane Michael ($416.5 million), Camp wildfire ($297.0 million), Woolsey wildfire ($151.0 million), Hurricane Florence ($49.3 million), other 2018 California wildfires ($23.1 million), Typhoon Jebi ($6.5 million), Japan floods ($5.5 million), Typhoon Trami ($2.0 million) and the U.S. winter storms ($1.3 million).  The $715.7 million of current year catastrophe losses in 2017 related to Hurricane Irma ($331.8 million), Hurricane Harvey ($204.3 million), the Northern California wildfires ($132.9 million), Hurricane Maria ($31.2 million), the Southern California wildfires ($9.6 million), and the 2017 US Midwest storms ($6.9 million).

Incurred losses increased by 52.8% to $1,632.8 million in 2017, compared to $1,068.5 million in 2016, primarily due to an increase of $581.6 million in current year catastrophe losses, partially offset by $39.1 million of more favorable development on prior years attritional losses in 2017 compared to 2016.  The $165.5 million of favorable development on prior years attritional losses in 2017 was mainly related to property and short tail business.  The $715.7 million of current year catastrophe losses in 2017 are outlined above.  The $134.1 million of current year catastrophe losses in 2016 related to Hurricane Matthew ($86.2 million), the 2016 U.S. storms ($20.4 million), 2016 Tennessee wildfire ($14.7 million) and Hurricane Hermine ($13.5 million).

Segment Expenses.  Commission and brokerage expense increased by 22.9% to $568.4 million in 2018 compared to $462.5 million in 2017.  The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.  Segment other underwriting expenses increased to $60.3 million in 2018 from $55.9 million in 2017.  The increases were mainly due to the impact of the increase in premiums earned.

Commission and brokerage expenses decreased by 0.7% to $462.5 million in 2017 compared to $466.0 million in 2016.  The decrease is mainly due to the impact of the new crop reinsurance contract which generally has a lower expense ratio and other changes in the mix of business.  Segment other underwriting expenses increased slightly to $55.9 million in 2017 from $54.1 million in 2016.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$1,543.9	$1,316.7	$1,230.7	$227.2	17.3%	$86.0	7.0%
Net written premiums	1,458.7	1,229.6	1,082.7	229.1	18.6%	146.9	13.6%

Premiums earned	$1,439.9	$1,202.0	$1,119.1	$237.8	19.8%	$82.9	7.4%
Incurred losses and LAE	992.7	1,059.6	486.6	(66.9)	-6.3%	573.1	117.8%
Commission and brokerage	364.0	287.7	283.4	76.3	26.5%	4.2	1.5%
Other underwriting expenses	39.0	38.8	35.5	0.2	0.5%	3.3	9.4%
Underwriting gain (loss)	$44.1	$(184.1)	$313.6	$228.3	-124.0%	$(497.7)	-158.7%

					Point Chg		Point Chg
Loss ratio	68.9%	88.2%	43.5%		(19.3)		44.7
Commission and brokerage ratio	25.3%	23.9%	25.3%		1.4		(1.4)
Other underwriting expense ratio	2.7%	3.2%	3.2%		(0.5)		-
Combined ratio	96.9%	115.3%	72.0%		(18.4)		43.3

(Some amounts may not reconcile due to rounding.)
Premiums.  Gross written premiums increased by 17.3% to $1,543.9 million in 2018 compared to $1,316.7 million in 2017, primarily due to the increases in Latin American business and business written through our Canada and Singapore branches, partially offset by a negative impact of $20.6 million from the movement of foreign exchange rates.  Net written premiums increased by 18.6% to $1,458.7 million in 2018 compared to $1,229.6 million in 2017.  The change is consistent with the change in gross written premiums.  Premiums earned increased 19.8% to $1,439.9 million in 2018 compared to $1,202.0 million in 2017.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$760.2	52.7%		$(27.4)	-1.9%		$732.8	50.8%
Catastrophes	165.3	11.5%		94.7	6.6%		260.0	18.1%
Total segment	$925.5	64.2%		$67.2	4.7%		$992.7	68.9%

2017
Attritional	$605.3	50.4%		$0.2	0.0%		$605.6	50.4%
Catastrophes	456.3	38.0%		(2.3)	-0.2%		454.0	37.8%
Total segment	$1,061.6	88.4%		$(2.1)	-0.2%		$1,059.6	88.2%

2016
Attritional	$576.2	51.5%		$(224.8)	-20.1%		$351.4	31.4%
Catastrophes	178.8	16.0%		(43.7)	-3.9%		135.2	12.1%
Total segment	$755.0	67.5%		$(268.5)	-24.0%		$486.6	43.5%

Variance 2018/2017
Attritional	$154.9	2.3	pts	$(27.6)	(1.9)	pts	$127.2	0.4	pts
Catastrophes	(291.0)	(26.5)	pts	97.0	6.8	pts	(194.1)	(19.7)	pts
Total segment	$(136.1)	(24.2)	pts	$69.3	4.9	pts	$(66.9)	(19.3)	pts

Variance 2017/2016
Attritional	$29.1	(1.1)	pts	$225.0	20.1	pts	$254.2	19.0	pts
Catastrophes	277.5	22.0	pts	41.4	3.7	pts	318.8	25.7	pts
Total segment	$306.6	20.9	pts	$266.4	23.8	pts	$573.1	44.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 6.3% to $992.7 million in 2018 compared to $1,059.6 million in 2017, primarily due to a decrease of $291.0 million on current year catastrophe losses and $27.4 million of favorable development on prior years attritional losses.  These decreases were partially offset by an increase of $154.9 million on current year attritional losses, primarily due to the impact of the increase in premiums earned, and $94.7 million of unfavorable development on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria as well as the 2017 Mexico earthquake.  The current year catastrophe losses of $165.3 million in 2018 related primarily to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($43.7 million), Australia hailstorm ($24.0 million), Typhoon Trami ($23.0 million), Japan floods ($9.5 million), Hurricane Michael ($3.0 million) and Hurricane Florence ($2.0 million).  The $456.3 million of current year catastrophe losses in 2017 related to Hurricane Maria ($263.2 million), Hurricane Irma ($107.6 million), the Mexico City earthquake ($25.6 million), the South Africa Knysna fires ($24.0 million), Cyclone Debbie in Australia ($17.1 million), the Peru storms ($15.2 million) and Hurricane Harvey ($3.7 million).

Incurred losses and LAE increased by 117.8% to $1,059.6 million in 2017 compared to $486.6 million in 2016, primarily due to an increase of $277.5 million in current year catastrophe losses, favorable development of $224.8 million on prior years attritional losses in 2016 mainly related to property business which did not recur in 2017 and favorable development of $43.7 million on prior years catastrophe losses in 2016 which did not recur in 2017.  The $456.3 million of current year catastrophe losses in 2017 are outlined above.  The $178.8 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($97.5 million), Hurricane Matthew ($27.4 million), the Ecuador earthquake ($23.6 million), the 2016 Taiwan earthquake ($15.2 million) and the New Zealand earthquake ($14.0 million).

Segment Expenses.  Commission and brokerage increased by 26.5% to $364.0 million in 2018 compared to $287.7 million in 2017.  These increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $39.0 million in 2018 compared to $38.8 million in 2017.

Commission and brokerage increased by 1.5% to $287.7 million in 2017 compared to $283.4 million in 2016.  Segment other underwriting expenses increased to $38.8 million in 2017 compared to $35.5 million in 2016.  The increases were mainly due to the impact of the increase in premiums earned.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$1,666.3	$1,205.0	$890.4	$461.3	38.3%	$314.6	35.3%
Net written premiums	1,605.5	1,139.1	831.9	466.4	40.9%	307.2	36.9%

Premiums earned	$1,324.2	$1,093.3	$838.0	$230.9	21.1%	$255.3	30.5%
Incurred losses and LAE	808.7	735.3	461.9	73.4	10.0%	273.4	59.2%
Commission and brokerage	319.2	303.7	234.0	15.5	5.1%	69.7	29.8%
Other underwriting expenses	43.6	38.0	36.3	5.6	14.6%	1.7	4.6%
Underwriting gain (loss)	$152.7	$16.2	$105.7	$136.5	NM	$(89.5)	-84.6%

					Point Chg		Point Chg
Loss ratio	61.1%	67.3%	55.1%		(6.2)		12.2
Commission and brokerage ratio	24.1%	27.8%	27.9%		(3.7)		(0.1)
Other underwriting expense ratio	3.3%	3.4%	4.4%		(0.1)		(1.0)
Combined ratio	88.5%	98.5%	87.4%		(10.0)		11.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 38.3% to $1,666.3 million in 2018 compared to $1,205.0 million in 2017, primarily due to increased casualty and motor business written through the U.K. Branch and Ireland office, an increase in Bermuda property business and a positive impact of $15.8 million from the movement of foreign exchange rates.  Net written premiums increased by 40.9% to $1,605.5 million in 2018 compared to $1,139.1 million in 2017, which is consistent with the change in gross written premiums.  Premiums earned increased 21.1% to $1,324.2 million in 2018 compared to $1,093.3 million in 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$797.3	60.3%		$(23.7)	-1.8%		$773.6	58.5%
Catastrophes	78.4	5.9%		(43.3)	-3.3%		35.1	2.6%
Total segment	$875.7	66.2%		$(66.9)	-5.1%		$808.7	61.1%

2017
Attritional	$625.1	57.2%		$(41.8)	-3.8%		$583.3	53.4%
Catastrophes	159.9	14.6%		(7.9)	-0.7%		152.0	13.9%
Total segment	$785.0	71.8%		$(49.7)	-4.5%		$735.3	67.3%

2016
Attritional	$475.1	56.7%		$(31.2)	-3.7%		$443.8	53.0%
Catastrophes	25.5	3.0%		(7.5)	-0.9%		18.1	2.1%
Total segment	$500.6	59.7%		$(38.7)	-4.6%		$461.9	55.1%

Variance 2018/2017
Attritional	$172.2	3.1	pts	$18.1	2.0	pts	$190.3	5.1	pts
Catastrophes	(81.5)	(8.7)	pts	(35.4)	(2.6)	pts	(116.9)	(11.3)	pts
Total segment	$90.7	(5.6)	pts	$(17.2)	(0.6)	pts	$73.4	(6.2)	pts

Variance 2017/2016
Attritional	$150.0	0.5	pts	$(10.6)	(0.1)	pts	$139.5	0.4	pts
Catastrophes	134.4	11.6	pts	(0.4)	0.2	pts	133.9	11.8	pts
Total segment	$284.4	12.1	pts	$(11.0)	0.1	pts	$273.4	12.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.0% to $808.7 million in 2018 compared to $735.3 million in 2017, primarily due to an increase of $172.2 million of current year attritional losses, related primarily to the impact of the increase in premiums earned, partially offset by a decrease of $81.5 million in current year catastrophe losses and $43.3 million of favorable development on prior years catastrophe losses mainly related to Hurricanes Irma and Maria.  The current year catastrophe losses of $78.4 million in 2018 related primarily to Camp wildfire ($25.0 million), Hurricane Michael ($18.5 million), Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million), Japan floods ($5.4 million) and Woolsey wildfire ($3.0 million).  The $159.9 million of current year catastrophe losses in 2017 primarily related to Hurricane Maria ($53.4 million), Hurricane Irma ($43.6 million), Hurricane Harvey ($40.7 million), the Northern California wildfires ($14.0 million), the Mexico City earthquake ($4.9 million) and Cyclone Debbie in Australia ($3.3 million).

Incurred losses and LAE increased by 59.2% to $735.3 million in 2017 compared to $461.9 million in 2016, primarily due to an increase of $150.0 million in current year attritional losses related primarily to the impact of the increase in premiums earned and an increase of $134.4 million in current year catastrophe losses.  The $159.9 million of current year catastrophe losses in 2017 are outlined above.  The $25.5 million of current year catastrophe losses in 2016 were due to Hurricane Matthew ($10.3 million), the Fort McMurray Canada wildfire ($10.0 million) and the 2016 New Zealand earthquake ($5.0 million).

Segment Expenses.  Commission and brokerage increased by 5.1% to $319.2 million in 2018 compared to $303.7 million in 2017 mainly due to the impact of the increase in premiums earned, partially offset by lower contingent commissions.  Segment other underwriting expenses increased to $43.6 million in 2018 compared to $38.0 million in 2017.  The increases are mainly due to the impact of the increases in premiums earned.

Commission and brokerage increased by 29.8% to $303.7 million in 2017 compared to $234.0 million in 2016.  The increase was mainly due to the impact of the increase in premiums earned and higher contingent commissions.  Segment other underwriting expenses increased slightly to $38.0 million in 2017 compared to $36.3 million in 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$2,250.6	$2,059.2	$1,787.0	$191.3	9.3%	$272.2	15.2%
Net written premiums	1,708.0	1,630.6	1,385.7	77.4	4.7%	244.9	17.7%

Premiums earned	$1,638.6	$1,461.4	$1,291.2	$177.2	12.1%	$170.2	13.2%
Incurred losses and LAE	1,065.8	1,094.9	1,122.7	(29.1)	-2.7%	(27.8)	-2.5%
Commission and brokerage	267.4	250.1	205.3	17.4	7.0%	44.8	21.8%
Other underwriting expenses	228.7	186.1	176.8	42.6	22.9%	9.3	5.3%
Underwriting gain (loss)	$76.7	$(69.6)	$(213.5)	$146.3	-210.1%	$143.9	-67.4%

					Point Chg		Point Chg
Loss ratio	65.0%	74.9%	86.9%		(9.9)		(12.0)
Commission and brokerage ratio	16.3%	17.1%	15.9%		(0.8)		1.2
Other underwriting expense ratio	14.0%	12.8%	13.7%		1.2		(0.9)
Combined ratio	95.3%	104.8%	116.5%		(9.5)		(11.7)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 9.3% to $2,250.6 million in 2018 compared to $2,059.2 million in 2017.  This increase was related to most lines of business including casualty, energy, accident and health and premiums written through the Lloyd’s Syndicate.  Net written premiums increased by 4.7% to $1,708.0 million in 2018 compared to $1,630.6 million in 2017.  The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance.  Premiums earned increased 12.1% to $1,638.6 million in 2018 compared to $1,461.4 million in 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 15.2% to $2,059.2 million in 2017 compared to $1,787.0 million in 2016.  Excluding the impact of the sale of Heartland, which accounted for $230.4 million of gross written premiums in 2016, gross written premiums increased $502.1 million.  This increase was driven by expansion of various insurance lines of business including retail casualty, retail property, accident and health and premiums written through the Lloyd’s Syndicate.  Net written premiums increased by 17.7% to $1,630.6 million in 2017 compared to $1,385.7 million in 2016 which is consistent with the change in gross written premiums.  Premiums earned increased 13.2% to $1,461.4 million in 2017 compared to $1,291.2 million in 2016.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,084.8	66.2%		$(52.2)	-3.2%		$1,032.6	63.0%
Catastrophes	43.1	2.6%		(9.9)	-0.6%		33.2	2.0%
Total segment	$1,127.9	68.8%		$(62.1)	-3.8%		$1,065.8	65.0%

2017
Attritional	$979.3	67.0%		$(56.4)	-3.9%		$922.9	63.1%
Catastrophes	170.6	11.7%		1.4	0.1%		172.0	11.8%
Total segment	$1,149.9	78.7%		$(55.0)	-3.8%		$1,094.9	74.9%

2016
Attritional	$899.9	69.7%		$173.6	13.4%		$1,073.5	83.1%
Catastrophes	49.4	3.8%		(0.2)	0.0%		49.2	3.8%
Total segment	$949.3	73.5%		$173.4	13.4%		$1,122.7	86.9%

Variance 2018/2017
Attritional	$105.5	(0.8)	pts	$4.2	0.7	pts	$109.7	(0.1)	pts
Catastrophes	(127.5)	(9.1)	pts	(11.3)	(0.7)	pts	(138.8)	(9.8)	pts
Total segment	$(22.0)	(9.9)	pts	$(7.1)	-	pts	$(29.1)	(9.9)	pts

Variance 2017/2016
Attritional	$79.4	(2.7)	pts	$(230.0)	(17.3)	pts	$(150.6)	(20.0)	pts
Catastrophes	121.2	7.9	pts	1.6	0.1	pts	122.8	8.0	pts
Total segment	$200.6	5.2	pts	$(228.4)	(17.2)	pts	$(27.8)	(12.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.7% to $1,065.8 million in 2018 compared to $1,094.9 million in 2017, mainly due to a decrease of $127.5 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $105.5 million, due mainly to the impact of the increase in premiums earned.  The current year catastrophe losses of $43.1 million in 2018 related primarily to Hurricane Michael ($24.0 million), Hurricane Florence ($9.5 million), the U.S. winter storms ($7.1 million), other 2018 California wildfires ($1.5 million) and Australia hailstorm ($1.0 million).  The $170.6 million of current year catastrophe losses in 2017 were due to Hurricane Irma ($75.1 million), Hurricane Harvey ($68.0 million), Hurricane Maria ($14.0 million), the 2017 US Midwest storms ($6.0 million), the Northern California wildfires ($3.0 million), the Southern California wildfires ($2.0 million), the Mexico City earthquake ($1.4 million) and Cyclone Debbie in Australia ($1.1 million).

Incurred losses and LAE decreased by 2.5% to $1,094.9 million in 2017 compared to $1,122.7 million in 2016, mainly due to $230.0 million of more favorable development on prior years attritional losses in 2017 compared to 2016, partially offset by an increase of $121.2 million in current year catastrophe losses and an increase of $79.4 million in current year attritional losses, primarily related to the increase in premiums earned.  The $56.4 million of favorable development on prior years attritional losses in 2017 mainly related to workers compensation business.  The $170.6 million of current year catastrophe losses in 2017 are outlined above.  The $49.4 million of current year catastrophe losses in 2016 were due to the 2016 U.S. storms ($30.0 million), Hurricane Matthew ($11.0 million) and the Fort McMurray Canada wildfire ($8.4 million).

Segment Expenses.  Commission and brokerage increased by 7.0% to $267.4 million in 2018 compared to $250.1 million in 2017.  The increase in 2018 was mainly due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $228.7 million in 2018 compared to $186.1 million in 2017.  The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

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

Loss and LAE Reserves.  Our most critical accounting policy is the determination of our loss and LAE reserves.  We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted.  We consider many factors when setting reserves including:  (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Our net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2018, we had reinsurance reserves of $9,940.0 million and insurance loss reserves of $3,179.0 million, of which $272.3 million and $75.2 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Our carried reserves at each reporting date are management’s best estimate of ultimate unpaid losses and LAE at that date.  We complete detailed reserve studies for each exposure group annually for our reinsurance and insurance operations.  The completed annual reinsurance reserve studies are “rolled forward” for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  We analyze significant variances between actual and expected losses and also consider recent market, underwriting and management criteria to determine management’s best estimate of ultimate unpaid losses and LAE.  As a result of these additional factors, in some instances the selected reserve level may be higher or lower than the actuarial indicated estimate.

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

Our reserves include an estimate of our ultimate liability for A&E claims.  Our A&E liabilities emanate from Everest Re’s assumed reinsurance business.  Liabilities related to Mt. McKinley’s direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company.  There are significant uncertainties surrounding our estimates of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets’ reinsurance mechanisms, are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances.  As of December 31, 2018 and 2017, the reserve for uncollectible balances was $15.0 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 11 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2018	2017	2016
U.S. Reinsurance	$592.9	$354.3	$385.5
International	330.6	275.2	235.4
Bermuda	439.5	270.3	258.4
Total	$1,362.9	$899.8	$879.3

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are all carried at fair value, as of January 1, 2018, due to the adoption of ASU 2016-01.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 2.9% of the portfolio, that are either valued by brokers or investment advisors.  In most instances, values provided by an investment advisor are supported with opinions from qualified independent third parties.  In limited circumstances when broker or investment advisor prices are not available for a private placement, we will value the securities using comparable market information.  At December 31, 2018 and 2017, our investment portfolio included $1,427.8 million and $1,074.6 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2018, we had net unrealized losses, net of tax, of $179.4 million compared to unrealized gains, net of tax, of $50.0 million at December 31, 2017.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $18,433.1 million at December 31, 2018, a decrease of $193.5 million compared to $18,626.5 million at December 31, 2017.  This decrease was primarily the result of $329.4 million in fair value re-measurements, $250.9 million of pre-tax unrealized depreciation, $216.2 million paid out in dividends to shareholders, $143.1 million due to fluctuations in foreign currencies, repurchases of 0.3 million common shares for $75.3 million and $8.1 million of other-than-temporary impairments, partially offset by $610.1 million of cash flows from operations, $102.1 million in equity adjustments of our limited partnership investments, $46.1 million of unsettled securities and $29.3 million of amortization bond premium.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by independent, professional investment managers using portfolio guidelines approved by internal management.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2018, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 51.9% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2018		2017
Fixed maturities, market value	$15,225.3	82.6%	$14,756.8	79.2%
Fixed maturities, fair value	2.3	0.0%
Equity securities, market value	-	0.0%	129.5	0.7%
Equity securities, fair value	716.6	3.9%	963.6	5.2%
Short-term investments	241.0	1.3%	509.7	2.7%
Other invested assets	1,591.7	8.6%	1,631.9	8.8%
Cash	656.1	3.6%	635.1	3.4%
Total investments and cash	$18,433.1	100.0%	$18,626.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2018	2017
Fixed income portfolio duration (years)	3.0	3.1
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.0%
Imbedded end of period yield, after-tax	3.0%	2.8%

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,787.6 million at December 31, 2018 and $1,348.2 million at December 31, 2017.  At December 31, 2018, $683.8 million, or 38.3%, was receivable from Mt. Logan Re collateralized segregated accounts; $125.5 million, or 7.0%, was receivable from Munich Re; $122.1 million, or 6.8%, was receivable from Zurich; and  $103.1 million, or 5.8%, was receivable from Resolution Group.  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $13,119.1 million and $11,884.3 million at December 31, 2018 and 2017, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,191.5	$2,498.7	$4,690.2	35.8%
International	1,194.3	1,010.4	2,204.7	16.8%
Bermuda	1,163.5	1,592.4	2,755.9	21.0%
Insurance	1,082.0	2,038.9	3,120.9	23.8%
Total excluding A&E	5,631.2	7,140.4	12,771.6	97.4%
A&E	270.6	76.9	347.5	2.6%
Total including A&E	$5,901.9	$7,217.3	$13,119.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2017
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,719.6	$2,041.0	$3,760.6	31.6%
International	1,147.6	1,022.9	2,170.5	18.3%
Bermuda	1,037.8	1,417.0	2,454.8	20.7%
Insurance	1,049.4	2,000.0	3,049.4	25.7%
Total excluding A&E	4,954.3	6,481.0	11,435.3	96.2%
A&E	306.0	143.0	449.0	3.8%
Total including A&E	$5,260.4	$6,623.9	$11,884.3	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our loss and LAE reserves represent management’s best estimate of our ultimate liability for unpaid claims.  We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience.  Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made.  Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate.  In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels.  Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels.  We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices.  Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2018
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$4,690.2	-16.0%	$3,940.7	16.0%	$5,439.6
International	2,204.7	-12.7%	1,923.7	12.7%	2,485.7
Bermuda	2,755.9	-12.2%	2,419.0	12.2%	3,092.8
Insurance	3,120.9	-14.4%	2,670.3	14.4%	3,571.5
Total Gross Reserves (excluding A&E)	12,771.6	-10.5%	11,426.5	10.5%	14,116.7
A&E (All Segments)	347.5	-13.7%	299.9	13.7%	395.1
Total Gross Reserves	$13,119.1	-10.4%	11,749.5	10.4%	14,488.6

(Some amounts may not reconcile due to rounding.)
______________________________________________________

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 12.2% to minus 16.0% for the low range and from plus 12.2% to plus 16.0% for the high range.  Both the higher and lower ranges are associated with the U.S. Reinsurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, management’s best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Gross reserves	$347.5	$449.0	$441.1
Reinsurance receivable	(86.0)	(130.9)	(122.0)
Net reserves	$261.5	$318.1	$319.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2018, we had net asbestos loss reserves of $252.5 million, or 96.6%, of total net A&E reserves, all of which was for assumed business.

In 2015, we sold Mt. McKinley to Clearwater Insurance Company.  Concurrently with the closing, we entered into a retrocession treaty with an affiliate of Clearwater.  Per the retrocession treaty, we retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re.  As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date.  Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business.  The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million.  We will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.7 years at December 31, 2018.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity decreased to $7,903.8 million as of December 31, 2018 from $8,369.2 million as of December 31, 2017.  This decrease was the result of $228.2 million of unrealized depreciation on investments, net of tax, $216.2 million of shareholder dividends, $76.8 million of net foreign currency translation adjustments, and repurchases of 0.3 million common shares for $75.3 million, partially offset by $103.6 million of net income, $23.0 million of share-based compensation transactions and $4.5 million of net benefit plan obligation adjustments.

Our shareholders’ equity increased to $8,369.2 million as of December 31, 2017 from $8,075.4 million as of December 31, 2016.  This increase was the result of $469.0 million of net income, $121.9 million of net foreign currency translation adjustments, $25.0 million of share-based compensation transactions and $6.5 million of net benefit plan obligation adjustments, partially offset by $207.2 million of shareholder dividends, $71.3 million of unrealized appreciation on investments, net of tax and repurchases of 0.2 million common shares for $50.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders’ equity at December 31, 2018 and December 31, 2017 was $7,903.8 million and $8,369.2 million, respectively.  Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2018 (3)	2017 (3)	2018	2017
Regulatory targeted capital	$-	$2,368.6	$2,173.0	$2,076.9
Actual capital	$3,061.1	$3,085.9	$3,650.6	$3,391.9

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2018 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2018 actual capital will exceed the targeted capital level.

Our financial strength ratings as determined by A.M. Best, Standard & Poor’s and Moody’s are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons.  We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  See also ITEM 1, Business – “Financial Strength Ratings”.

We maintain our own economic capital models to monitor and project our overall capital, as well as, the capital at our operating subsidiaries.  A key input to the economic models is projected income and this input is continually compared to actual results, which may require a change in the capital strategy.

In 2018, we repurchased 0.3 million shares for $75.3 million in the open market and paid $216.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  During 2017, we repurchased 0.2 million shares for $50.0 million in the open market and paid $207.2 million in dividends.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of December 31, 2018, we had repurchased 28.6 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $610.1 million, $1,162.7 million and $1,383.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Additionally, these cash flows reflected net tax recoveries of $65.1 million in 2018, and net tax payments of $53.7 million and $42.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, as well as net catastrophe loss payments of $1,125.9 million, $745.0 million and 206.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2018 and December 31, 2017, we held cash and short-term investments of $897.1 million and $1,144.7 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2018, we had $1,330.5 million of available for sale fixed maturity securities maturing within one year or less, $8,016.5 million maturing within one to five years and $3,205.0 million maturing after five years.  Our $716.6 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2018 we had $181.3 million of net pre-tax unrealized depreciation related to fixed maturity securities, comprised of $367.9 million of pre-tax unrealized depreciation and $186.6 million of pre-tax unrealized appreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing.  However, given the recent set of catastrophic events, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes.  However, as indicated above, the Company has ample liquidity to settle its catastrophe claims.

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity but more importantly provide for up to $600.0 million and £30.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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
The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2018, was $5,994.9 million.  As of December 31, 2018, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2018 and 2017, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line.  At December 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $558.8 million outstanding letters of credit under tranche two.  At December 31, 2017, the Group Credit Facility had no outstanding letters of credit under tranche one and $538.2 million outstanding letters of credit under tranche two.

Effective November 9, 2018, Everest International renewed its credit facility with Lloyds Bank plc (“Everest International Credit Facility”).  The current renewal of the Everest International Credit Facility provides up to £30.0 million for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2018, was $5,985.7 million.  As of December 31, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2018 and 2017, Everest International Credit Facility had £26.0 and £0.0 million outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.4 million for December 31, 2018 and 2017.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 10% of its December 31, 2018 shareholders’ equity.  Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a PML exposure, net of third party reinsurance, of $1,036.3 million. See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $759.2 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Senior notes	400.0	$-	$-	$-	$400.0
Long term notes	238.6	-	-	-	238.6
Interest expense (1)	1,075.3	31.4	62.8	62.8	918.2
Employee benefit plans	53.0	8.1	7.8	4.5	32.6
Operating lease agreements	91.8	19.0	27.8	18.1	26.9
Gross reserve for losses and LAE (2)	13,119.1	3,847.1	4,389.8	1,831.0	3,051.2
Total	$14,977.7	$3,905.6	$4,488.2	$1,916.4	$4,667.5

(Some amounts may not reconcile due to rounding.)
_____________________________________________________________________________________
(1)	Interest expense on long term notes is calculated at the variable floating rate of 5.0% as of December 31, 2018.
(2)
Loss and LAE reserves represent management’s best estimate of losses from claim and related settlement costs.  Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash flows uncertain.  Therefore, the ultimate amount and timing of loss and LAE payments could differ from our estimates.

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

Dividends.
During 2018, 2017 and 2016, we declared and paid common shareholder dividends of $216.2 million, $207.2 million and $195.4 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2018, 2017 and 2016, Everest Re paid no dividends to Holdings and EGS paid dividends to Holdings of $90.0 million, $0.0 million and $0.0 million.  For the years ended December 31, 2018, 2017 and 2016, Bermuda Re paid dividends to Group of $750.0 million, $400.0 million and $650.0 million, respectively; Everest International paid dividends to Group of $200.0 million, $0.0 million and $40.0 million, respectively; and Mt. Logan Re paid dividends to Group of $0.0 million, $25.0 million and $0.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main changes addressed by the Rule that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity. The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which can be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity will be adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its financial statements.

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

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act (“TCJA”), to be reclassified as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed.  The Company decided to early adopt the guidance as of December 31, 2017.  The adoption resulted in a reclass of $1,250 thousand between AOCI and retained earnings during the fourth quarter of 2017.  As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from AOCI.

Accounting for Impact on Income Taxes due to Tax Reform.  In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on the application of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release.  The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves.  In 2018, the Company recorded adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts were finalized, which did not have a material impact on the Company’s financial statements.

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

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2017-07 did not have a material impact on the Company’s financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 and in August 2016, FASB issued ASU 2016-15 which outline guidance on the presentation in the statements of cash flows of changes in restricted cash.  The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-18 and ASU 2016-15 did not have a material impact on the Company’s financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller’s tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer’s tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-16 did not have a material impact on the Company’s financial statements.

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

Consolidated Statements of Cash Flows:	At December 31, 2016
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$(56.2)	$10.6	$(45.6)
Net cash provided by (used in) operating activities	1,373.0	10.6	1,383.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(10.6)	(10.6)
Net cash provided by (used in) financing activities	(570.9)	(10.6)	(581.5)

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases.  The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company will adopt ASU 2016-02 effective January 1, 2019 and estimates that its increase in lease liability will be $75.0 million with no impact on shareholders’ equity upon adoption and no material impact on future consolidated statements of operation and comprehensive income (loss).

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments.  The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-01 resulted in a cumulative change adjustment of $1,201 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders’ equity.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company implemented this guidance effective in the second quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 and in August 2015, FASB issued ASU 2015-14 which outline revised guidance on the recognition of revenue arising from contracts with customers.  The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2014-09 and ASU 2015-14 did not have a material impact on the Company’s financial statements.

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

Interest Rate Risk.  Our $18.4 billion investment portfolio, at December 31, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,133.2 million of mortgage-backed securities in the $15,227.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $241.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2018
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,350.1	$15,915.8	$15,468.6	$15,011.9	$14,556.2
Market/Fair Value Change from Base (%)	5.7%	2.9%	0.0%	-3.0%	-5.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$785.4	$399.5	$-	$(409.1)	$(817.7)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2017
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$16,130.5	$15,704.8	$15,266.5	$14,807.6	$14,347.1
Market/Fair Value Change from Base (%)	5.7%	2.9%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$739.2	$376.5	$-	$(397.8)	$(797.7)

We had $13,119.1 million and $11,884.3 million of gross reserves for losses and LAE as of December 31, 2018 and 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.0 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $10.2 billion, representing approximately 66.2% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$573.3	$645.0	$716.6	$788.3	$860.0
After-tax Change in Fair/Market Value	$(119.1)	$(59.5)	$-	$59.5	$119.1

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$874.5	$983.8	$1,093.1	$1,202.4	$1,311.7
After-tax Change in Fair/Market Value	$(150.7)	$(75.3)	$-	$75.3	$150.7

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

In June 2016, the United Kingdom approved a referendum to exit the European Union (commonly referred to as "Brexit") which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty.  The formal negotiation process for the United Kingdom to exit the European Union will determine the timing and terms of such an exit.  The Company has a Lloyd’s of London Syndicate and Bermuda Re has a branch operation in the United Kingdom.  The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(438.8)	$(219.4)	$-	$219.4	$438.8

	Change in Foreign Exchange Rates in Percent
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(370.7)	$(185.3)	$-	$185.3	$370.7

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment we concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2019 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2018 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

EVEREST RE GROUP, LTD.

By:	/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	March 1, 2019
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2019
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 1, 2019
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 1, 2019
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2019
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	March 1, 2019
John A. Graf

/S/ GERALDINE LOSQUADRO	Director	March 1, 2019
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 1, 2019
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2019
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

*10.	12
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2013

*10.	13
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated September 1, 2013, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 13, 2013

*10.	14
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 24, 2014, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 29, 2014

*10.	15
Amendment of Everest Re Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.	16
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.	17
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015

10.	18
Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, incorporated herein by reference to Exhibit 10.23 to Everest Re Group, Ltd. Annual Report on Form 10-K- for the year ended December 31, 2015 filed on February 29, 2016

*10.	19
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

10.	22
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

*10.	23
Chairmanship agreement between Everest Re Group, Ltd. and Joseph V. Taranto, dated August 15, 2016 and effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 16, 2016

*10.	24
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated October 21, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 26, 2016

10.	25
Amendment of Standby Letter of Credit, dated November 9, 2016, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £140.0 million four year credit facility, herein by reference to Exhibit 10.26 to Everest Re Group, Ltd., Form 10-K filed on March 1, 2017

10.	26
Amendment of Standby Letter of Credit, dated December 30, 2016, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million four year credit facility, herein by reference to Exhibit 10.27 to Everest Re Group, Ltd., Form 10-Kfiled on March 1, 2017

*10.	27
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 6, 2017

10.	28
Amendment of Standby Letter of Credit, dated May 17, 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, herein by reference to Exhibit 10.1 to Everest Re Group, Ltd., Form 10-Q filed on August 9, 2017

*10.	29
Employment agreement between Everest Re Group, Ltd., and Jonathan Zaffino dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017

*10.	30
Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on November 20, 2017

10.	31
Bye-Law waiver agreement between Everest Re Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Re Group, Ltd., Form 8-K filed on December 4, 2017

10.	32
Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2018

10.	33	Amendment of Standby Letter of Credit, dated November 9, 2018, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £30.0 million four year credit facility, filed herewith

10.	34	Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, filed herewith

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Dominic J. Addesso, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

32.	1	Section 906 Certification of Dominic J. Addesso and Craig Howie, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2018 and 2017		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2018, 2017 and 2016	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2018, 2017 and 2016	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2018, 2017 and 2016	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2018	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2018 and 2017	S-2

	Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	S-3

	Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2018, 2017 and 2016	S-6

IV	Reinsurance for the Years Ended December 31, 2018, 2017 and 2016	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Everest Re Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2018  and 2017, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2019

We have served as the Company’s or its predecessor’s auditor since 1996.

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2018	2017

ASSETS:
Fixed maturities - available for sale, at market value	$15,225,263	$14,756,834
(amortized cost: 2018, $15,406,572; 2017, $14,689,598)
Fixed maturities - available for sale, at Fair value	2,337	-
Equity securities, at market value (cost: 2018, $0; 2017, $130,287)	-	129,530
Equity securities, at fair value	716,639	963,572
Short-term investments (cost: 2018, $241,010; 2017, $509,682)	240,987	509,682
Other invested assets (cost: 2018, $1,591,745; 2017, $1,628,753)	1,591,745	1,631,850
Cash	656,095	635,067
Total investments and cash	18,433,066	18,626,535
Accrued investment income	104,619	97,704
Premiums receivable	2,218,283	1,844,881
Reinsurance receivables	1,787,648	1,348,226
Funds held by reinsureds	445,040	292,927
Deferred acquisition costs	511,573	411,587
Prepaid reinsurance premiums	343,343	288,211
Income taxes	592,385	299,438
Other assets	358,042	382,283
TOTAL ASSETS	$24,793,999	$23,591,792

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,119,090	11,884,321
Future policy benefit reserve	46,778	51,014
Unearned premium reserve	2,517,612	2,000,556
Funds held under reinsurance treaties	13,099	18,030
Other net payable to reinsurers	218,439	218,017
Senior notes due 6/1/2044	396,954	396,834
Long term notes due 5/1/2067	236,659	236,561
Accrued interest on debt and borrowings	3,093	2,727
Equity index put option liability	11,958	12,477
Unsettled securities payable	51,112	38,743
Other liabilities	275,401	363,280
Total liabilities	16,890,195	15,222,560

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2018) 69,202
and (2017) 69,044 outstanding before treasury shares	692	691
Additional paid-in capital	2,188,777	2,165,768
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($20,697) at 2018 and $9,356 at 2017	(462,557)	(160,891)
Treasury shares, at cost; 28,551 shares (2018) and 28,208 shares (2017)	(3,397,548)	(3,322,244)
Retained earnings	9,574,440	9,685,908
Total shareholders' equity	7,903,804	8,369,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,793,999	$23,591,792

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016

REVENUES:
Premiums earned	$6,931,699	$5,937,840	$5,320,466
Net investment income	581,183	542,898	473,085
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8,110)	(7,093)	(31,595)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	(119,026)	160,287	24,379
Total net realized capital gains (losses)	(127,136)	153,194	(7,216)
Net derivative gain (loss)	520	9,581	18,647
Other income (expense)	(9,060)	(35,442)	(10,636)
Total revenues	7,377,206	6,608,071	5,794,346

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,651,403	4,522,581	3,139,629
Commission, brokerage, taxes and fees	1,519,030	1,303,963	1,188,692
Other underwriting expenses	371,541	318,817	302,722
Corporate expenses	30,672	25,923	27,231
Interest, fees and bond issue cost amortization expense	31,031	31,603	36,228
Total claims and expenses	7,603,677	6,202,887	4,694,502

INCOME (LOSS) BEFORE TAXES	(226,471)	405,184	1,099,844
Income tax expense (benefit)	(330,023)	(63,784)	103,500

NET INCOME (LOSS)	$103,552	$468,968	$996,344

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(255,656)	(64,348)	57,629
Reclassification adjustment for realized losses (gains) included in net income (loss)	27,496	(6,950)	15,118
Total URA(D) on securities arising during the period	(228,160)	(71,298)	72,747

Foreign currency translation adjustments	(76,816)	121,917	(55,341)

Benefit plan actuarial net gain (loss) for the period	(510)	1,027	(7,488)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,021	5,477	5,073
Total benefit plan net gain (loss) for the period	4,511	6,504	(2,415)
Total other comprehensive income (loss), net of tax	(300,465)	57,123	14,991

COMPREHENSIVE INCOME (LOSS)	$(196,913)	$526,091	$1,011,335

EARNINGS PER COMMON SHARE:
Basic	$2.54	$11.43	$23.85
Diluted	2.53	11.36	23.68

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2018	2017	2016

COMMON SHARES (shares outstanding):
Balance, beginning of period	40,835,272	40,898,864	42,694,252
Issued during the period, net	158,055	172,901	264,313
Treasury shares acquired	(342,179)	(236,493)	(2,059,701)
Balance, end of period	40,651,148	40,835,272	40,898,864

COMMON SHARES (par value):
Balance, beginning of period	$691	$689	$686
Issued during the period, net	1	2	3
Balance, end of period	692	691	689

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,165,768	2,140,783	2,103,638
Share-based compensation plans	23,009	24,985	37,145
Balance, end of period	2,188,777	2,165,768	2,140,783

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(160,891)	(216,764)	(231,755)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	(1,201)	-	-
Reclass due to early adoption of Accounting Standards Update 2018-02	-	(1,250)	-
Net increase (decrease) during the period	(300,465)	57,123	14,991
Balance, end of period	(462,557)	(160,891)	(216,764)

RETAINED EARNINGS:
Balance, beginning of period	9,685,908	9,422,932	8,621,972
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	1,201	-	-
Reclass due to early adoption of Accounting Standards Update 2018-02	-	1,250	-
Net income (loss)	103,552	468,968	996,344
Dividends declared ($5.30 per share in 2018, $5.05 per share in 2017
and $4.70 per share in 2016)	(216,221)	(207,242)	(195,384)
Balance, end of period	9,574,440	9,685,908	9,422,932

TREASURY SHARES AT COST:
Balance, beginning of period	(3,322,244)	(3,272,244)	(2,885,956)
Purchase of treasury shares	(75,304)	(50,000)	(386,288)
Balance, end of period	(3,397,548)	(3,322,244)	(3,272,244)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$7,903,804	$8,369,232	$8,075,396

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,552	$468,968	$996,344
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(392,981)	(338,335)	(15,655)
Decrease (increase) in funds held by reinsureds, net	(159,344)	(31,104)	22,219
Decrease (increase) in reinsurance receivables	(511,592)	(238,485)	(202,950)
Decrease (increase) in income taxes	(263,865)	(114,521)	54,526
Decrease (increase) in prepaid reinsurance premiums	(65,925)	(86,049)	(32,455)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,377,711	1,376,321	545,967
Increase (decrease) in future policy benefit reserve	(4,236)	(4,060)	(3,836)
Increase (decrease) in unearned premiums	542,023	401,174	(22,072)
Increase (decrease) in other net payable to reinsurers	12,276	10,071	26,200
Increase (decrease) in losses in course of payment	123,209	(105,371)	(45,933)
Change in equity adjustments in limited partnerships	(102,052)	(82,713)	(37,939)
Distribution of limited partnership income	84,623	50,825	62,008
Change in other assets and liabilities, net	(322,107)	(66,998)	(45,605)
Non-cash compensation expense	32,369	30,297	26,398
Amortization of bond premium (accrual of bond discount)	29,272	45,867	49,167
Net realized capital (gains) losses	127,136	(153,194)	7,216
Net cash provided by (used in) operating activities	610,069	1,162,693	1,383,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,973,652	2,160,298	1,919,808
Proceeds from fixed maturities sold - available for sale, at market value	3,148,428	2,401,844	1,258,434
Proceeds from fixed maturities sold - available for sale, at fair value	1,751	-	5,837
Proceeds from equity securities sold, at market value	-	19,574	6,423
Proceeds from equity securities sold, at fair value	1,199,409	631,859	723,359
Distributions from other invested assets	3,102,018	5,579,043	4,823,484
Proceeds from sale of subsidiary (net of cash disposed)	-	-	47,721
Cost of fixed maturities acquired - available for sale, at market value	(5,909,504)	(5,131,098)	(4,061,896)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-	(3,940)
Cost of equity securities acquired, at market value	-	(22,033)	(12,538)
Cost of equity securities acquired, at fair value	(921,937)	(438,641)	(346,929)
Cost of other invested assets acquired	(3,370,455)	(5,829,271)	(5,396,001)
Net change in short-term investments	455,350	(73,923)	368,977
Net change in unsettled securities transactions	46,048	(30,229)	9,388
Net cash provided by (used in) investing activities	(279,621)	(732,577)	(657,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(8,157)	(5,310)	10,751
Purchase of treasury shares	(75,304)	(50,000)	(386,288)
Dividends paid to shareholders	(216,221)	(207,242)	(195,384)
Cost of shares withheld on settlements of share-based compensation awards	(16,912)	(12,906)	(10,595)
Net cash provided by (used in) financing activities	(316,594)	(275,458)	(581,516)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,174	(1,513)	54,053

Net increase (decrease) in cash	21,028	153,145	198,264
Cash, beginning of period	635,067	481,922	283,658
Cash, end of period	$656,095	$635,067	$481,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(65,064)	$53,743	$42,636
Interest paid	30,447	32,194	36,010

NON-CASH TRANSACTIONS:
Reclassification of investment balances due to prospective consolidation of private placement liquidity sweep facility effective July 1, 2018

Fixed maturities - available for sale, at market value	$143,656	$-	$-
Short-term investments	243,864	-	-
Other invested assets	(387,520)	-	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

During the fourth quarter of 2017, the Company established a new Irish insurance subsidiary, Everest Insurance (Ireland), designated activity company (“Ireland Insurance”), which will write insurance business mainly in the European markets.

During the third quarter of 2016, the Company established domestic subsidiaries, Everest Premier Insurance Company (“Everest Premier”) and Everest Denali Insurance Company (“Everest Denali”), which are used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly-owned subsidiary, Heartland Crop Insurance Company (“Heartland”), a managing agent for crop insurance, to CGB Diversified Services, Inc. (“CGB”). The operating results of Heartland through August 24, 2016, are included within the Company’s financial statements.

Effective July 1, 2016, the Company established a new Irish holding company, Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Holdings, Ireland Insurance, Everest Reinsurance Company (Ireland), designated activity company (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Heartland, Everest International Assurance, Ltd. (Bermuda) (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali, Everest Premier and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

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

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” issued by the United States Financial Accounting Standards Board (“FASB”), which changed the method in which the Company determines whether entities are consolidated by the Company. The adoption of this amended accounting guidance was implemented utilizing a full retrospective application for prior periods.

The amended guidance includes changes in the identification of the primary beneficiary of companies considered to be VIEs. These changes resulted in the Company concluding that Mt. Logan Re, Ltd. (Bermuda) (“Mt. Logan Re”) is a VIE given it has insufficient equity at risk and that each underlying separate segregated account is likewise a VIE.  The Company has concluded that it is the primary beneficiary of Mt. Logan Re, but not of the underlying separate segregated accounts and therefore has deconsolidated these segregated accounts.  This change had no impact to the net income or retained earnings of the Company.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2018 presentation.

B.  Investments.
Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  As of January 1, 2018, the Company carries all of its equity securities at fair value.  For equity securities, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value and in many instances, these fair values are supported with opinions from qualified independent third parties.  All fair value estimates from investment managers are reviewed by the Company for reasonableness.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and prior to July 1, 2018, a private placement liquidity sweep facility.  Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows.  Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Reinsurance receivables and premium receivables	$25,611	$23,473

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Deferred acquisition costs	$1,519,030	$1,303,963	$1,188,692

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2018 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

J.  Foreign Currency.
As a global entity, the Company transacts business in numerous currencies through business units located around the world.  The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in shareholders’ equity, net of deferred taxes.

The business units’ base currency financial statements are translated to U.S. dollars using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the income statements.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income loss and accumulated in shareholders’ equity.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Net income (loss) per share:
Numerator
Net income (loss)	$103,552	$468,968	$996,344
Less: dividends declared-common shares and nonvested common shares	(216,221)	(207,242)	(195,384)
Undistributed earnings	(112,669)	261,725	800,960
Percentage allocated to common shareholders (1)	99.0%	98.9%	98.9%
	(111,490)	258,952	792,415
Add: dividends declared-common shareholders	214,088	205,182	193,413
Numerator for basic and diluted earnings per common share	$102,598	$464,134	$985,829

Denominator
Denominator for basic earnings per weighted-average common shares	40,388	40,595	41,329
Effect of dilutive securities:
Options	198	248	300
Denominator for diluted earnings per adjusted weighted-average common shares	40,586	40,843	41,628

Per common share net income (loss)
Basic	$2.54	$11.43	$23.85
Diluted	$2.53	$11.36	$23.68

(1) Basic weighted-average common shares outstanding	40,388	40,595	41,329
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,816	41,030	41,774
Percentage allocated to common shareholders	99.0%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2018, 2017 and 2016.

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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2018	2017

Equity index put option contracts	Equity index put option liability	$11,958	$12,477
Total		$11,958	$12,477

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2018	2017	2016

Equity index put option contracts	Net derivative gain (loss)	$520	$9,581	$18,647
Total		$520	$9,581	$18,647

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

P.  Application of Recently Issued Accounting Guidance.
Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main changes addressed by the Rule that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity. The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which can be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity will be adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its financial statements.

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

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02 which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act (“TCJA”), to be reclassified as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed.  The Company decided to early adopt the guidance as of December 31, 2017.  The adoption resulted in a reclass of $1,250 thousand between AOCI and retained earnings during the fourth quarter of 2017.  As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from AOCI.

Accounting for Impact on Income Taxes due to Tax Reform.  In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on the application of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release.  The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves.  In 2018, the Company recorded adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts were finalized, which did not have a material impact on the Company’s financial statements.

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

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07 which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2017-07 did not have a material impact on the Company’s financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 and in August 2016, FASB issued ASU 2016-15 which outline guidance on the presentation in the statements of cash flows of changes in restricted cash.  The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-18 and ASU 2016-15 did not have a material impact on the Company’s financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16 which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller’s tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer’s tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-16 did not have a material impact on the Company’s financial statements.

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

Consolidated Statements of Cash Flows:	At December 31, 2016
		Effect of
		adoption of
	As previously	new accounting
	reported	policy	As adopted
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in other assets and liabilities, net	$(56,204)	$10,595	$(45,609)
Net cash provided by (used in) operating activities	1,373,005	10,595	1,383,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of shares withheld for taxes on settlements of
share-based compensation awards	-	(10,595)	(10,595)
Net cash provided by (used in) financing activities	(570,921)	(10,595)	(581,516)

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases.  The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company will adopt ASU 2016-02 effective January 1, 2019 and estimates that its increase in lease liability will be $75,000 thousand with no impact on shareholders’ equity upon adoption and no material impact on future consolidated statements of operation and comprehensive income (loss).

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01 which outlines revised guidance on the accounting for equity investments.  The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-01 resulted in a cumulative change adjustment of $1,201 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders’ equity.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company implemented this guidance effective in the second quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 and in August 2015, FASB issued ASU 2015-14 which outline revised guidance on the recognition of revenue arising from contracts with customers.  The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2014-09 and ASU 2015-14 did not have a material impact on the Company’s financial statements.

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

2.      INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629,454	$16,781	$(15,101)	$2,631,134	$-
Obligations of U.S. states and political subdivisions	490,018	12,915	(2,839)	500,094	439
Corporate securities	5,538,582	48,465	(141,515)	5,445,532	1,688
Asset-backed securities	545,427	162	(5,492)	540,097	-
Mortgage-backed securities
Commercial	329,883	2,167	(5,340)	326,710	-
Agency residential	1,832,760	7,325	(43,821)	1,796,264	-
Non-agency residential	10,198	37	(26)	10,209	-
Foreign government securities	1,335,328	34,743	(55,906)	1,314,165	98
Foreign corporate securities	2,694,922	63,994	(97,858)	2,661,058	320
Total fixed maturity securities	$15,406,572	$186,589	$(367,898)	$15,225,263	$2,545
Equity securities	$-	$-	$-	$-	$-

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,540,952	$9,816	$(14,076)	$1,536,692	$-
Obligations of U.S. states and political subdivisions	563,790	22,123	(444)	585,469	-
Corporate securities	5,658,456	81,724	(41,175)	5,699,005	2,488
Asset-backed securities	532,473	869	(1,982)	531,360	-
Mortgage-backed securities
Commercial	235,794	616	(2,369)	234,041	-
Agency residential	2,236,361	10,379	(35,838)	2,210,902	-
Non-agency residential	497	41	(44)	494	-
Foreign government securities	1,305,070	43,804	(34,847)	1,314,027	178
Foreign corporate securities	2,616,205	77,045	(48,406)	2,644,844	950
Total fixed maturity securities	$14,689,598	$246,417	$(179,181)	$14,756,834	$3,616
Equity securities	$130,287	$2,615	$(3,372)	$129,530	$-

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

	At December 31, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,328,571	$1,330,534	$1,041,885	$1,050,094
Due after one year through five years	8,114,247	8,016,490	7,545,731	7,554,248
Due after five years through ten years	2,455,911	2,413,846	2,214,473	2,231,456
Due after ten years	789,575	791,113	882,384	944,239
Asset-backed securities	545,427	540,097	532,473	531,360
Mortgage-backed securities:
Commercial	329,883	326,710	235,794	234,041
Agency residential	1,832,760	1,796,264	2,236,361	2,210,902
Non-agency residential	10,198	10,209	497	494
Total fixed maturity securities	$15,406,572	$15,225,263	$14,689,598	$14,756,834

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(247,497)	$(101,940)
Fixed maturity securities, other-than-temporary impairment	(1,071)	(5,618)
Equity securities	-	9,730
Other invested assets	-	3,037
Change in unrealized appreciation (depreciation), pre-tax	(248,568)	(94,791)
Deferred tax benefit (expense)	20,543	21,905
Deferred tax benefit (expense), other-than-temporary impairment	(135)	1,588
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(228,160)	$(71,298)

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

The Company’s assessments are based on the issuers’ current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

Upon the adoption of ASU 2016-01 as of January 1, 2018, all equity investments in unconsolidated entities are recorded at fair value.  Prior to the adoption of ASU 2016-01, the Company presented certain equity securities at market value.  The majority of the Company’s equity securities presented at market value prior to January 1, 2018 were primarily comprised of mutual fund investments whose underlying securities consisted of fixed maturity securities.  When a fund’s value reflected an unrealized loss, the Company assessed whether the decline in value was temporary or other-than-temporary.  In making its assessment, the Company considered the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determined that the declines were temporary and it had the ability and intent to continue to hold the investments, then the declines were recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines were deemed to be other-than-temporary, then the carrying value of the investment was written down to fair value and recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$76,226	$(158)	$777,409	$(14,943)	$853,635	$(15,101)
Obligations of U.S. states and political subdivisions	71,559	(1,444)	38,105	(1,395)	109,664	(2,839)
Corporate securities	2,513,463	(69,619)	1,683,729	(71,896)	4,197,192	(141,515)
Asset-backed securities	230,285	(2,746)	245,300	(2,746)	475,585	(5,492)
Mortgage-backed securities
Commercial	71,167	(1,128)	154,201	(4,212)	225,368	(5,340)
Agency residential	156,930	(975)	1,373,629	(42,846)	1,530,559	(43,821)
Non-agency residential	10,174	(26)	-	-	10,174	(26)
Foreign government securities	196,303	(9,719)	494,156	(46,187)	690,459	(55,906)
Foreign corporate securities	939,808	(35,023)	782,405	(62,835)	1,722,213	(97,858)
Total fixed maturity securities	$4,265,915	$(120,838)	$5,548,934	$(247,060)	$9,814,849	$(367,898)
Equity securities	-	-	-	-	-	-
Total	$4,265,915	$(120,838)	$5,548,934	$(247,060)	$9,814,849	$(367,898)
	Duration of Unrealized Loss at December 31, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$454,239	$(2,558)	$427,513	$(20,675)	$881,752	$(23,233)
Due in one year through five years	2,014,704	(45,148)	2,764,981	(129,940)	4,779,685	(175,088)
Due in five years through ten years	1,082,568	(51,300)	492,216	(34,210)	1,574,784	(85,510)
Due after ten years	245,848	(16,957)	91,094	(12,431)	336,942	(29,388)
Asset-backed securities	230,285	(2,746)	245,300	(2,746)	475,585	(5,492)
Mortgage-backed securities	238,271	(2,129)	1,527,830	(47,058)	1,766,101	(49,187)
Total fixed maturity securities	$4,265,915	$(120,838)	$5,548,934	$(247,060)	$9,814,849	$(367,898)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2018 were $9,814,849 thousand and $367,898 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2018, did not exceed 5.7% of the overall market value of the Company’s fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.0% of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $120,838 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and asset-backed securities.  Of these unrealized losses, $74,729 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $247,060 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, agency residential mortgage-backed securities and U.S. government agencies and corporations.  Of these unrealized losses, $230,560 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2017 were $8,233,115 thousand and $182,553 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2017, did not exceed 8.9% of the overall market value of the Company’s fixed maturity securities.  The market value of the securities for the issuer with the second largest unrealized loss comprised less than 1.1% of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $72,416 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses, $68,107 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $106,765 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, foreign corporate securities, foreign government securities, domestic corporate securities and U.S. government agencies and corporations.  Of these unrealized losses, $103,739 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities	$465,793	$427,379	$410,337
Equity securities	25,327	34,523	40,707
Short-term investments and cash	14,395	4,177	1,769
Other invested assets
Limited partnerships	93,327	83,569	38,647
Other	16,960	10,125	2,852
Gross investment income before adjustments	615,802	559,773	494,312
Funds held interest income (expense)	6,300	11,874	7,853
Future policy benefit reserve income (expense)	(1,419)	(1,282)	(1,633)
Gross investment income	620,683	570,365	500,532
Investment expenses	(39,500)	(27,467)	(27,447)
Net investment income	$581,183	$542,898	$473,085

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

The Company had contractual commitments to invest up to an additional $648,423 thousand in limited partnerships at December 31, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

Beginning in the first quarter of 2016, the Company participated in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.  Through the second quarter of 2018, the Company’s participation in the facility was classified within other invested assets on the Company’s Balance Sheets.

Starting in the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company has reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and has reclassified $243,864 thousand from other invested assets to short-term investments.  As of December 31, 2018, the market value of investments in the facility consolidated within the Company’s balance sheets was $263,292 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(8,110)	$(7,093)	$(31,595)
Gains (losses) from sales	(21,719)	17,714	6,918
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,799)	-	(1,586)
Gains (losses) from fair value adjustments	1,506	-	1,381
Equity securities, market value:
Gains (losses) from sales	-	(3,424)	1,426
Equity securities, fair value:
Gains (losses) from sales	(29,941)	6,969	(13,442)
Gains (losses) from fair value adjustments	(68,832)	138,973	57,686
Sale of Subsidiary	-	-	(28,032)
Other invested assets	1,815	61	18
Short-term investments gain (loss)	(56)	(6)	10
Total net realized capital gains (losses)	$(127,136)	$153,194	$(7,216)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Proceeds from sales of fixed maturity securities	$3,150,179	$2,401,844	$1,264,271
Gross gains from sales	33,996	58,589	53,093
Gross losses from sales	(57,514)	(40,875)	(47,761)

Proceeds from sales of equity securities	$1,199,409	$651,433	$729,782
Gross gains from sales	31,718	24,809	18,462
Gross losses from sales	(61,659)	(21,264)	(30,478)

Securities with a carrying value amount of $1,471,451 thousand at December 31, 2018 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Gross reserves at January 1	$11,884,321	$10,312,313	$9,951,798
Less reinsurance recoverables	(1,212,649)	(990,862)	(881,503)
Net reserves at January 1	10,671,672	9,321,451	9,070,295

Incurred related to:
Current year	5,264,327	4,815,967	3,434,964
Prior years	387,076	(293,386)	(295,335)
Total incurred losses and LAE	5,651,403	4,522,581	3,139,629

Paid related to:
Current year	1,700,765	1,280,605	745,642
Prior years	3,011,175	2,062,634	2,042,972
Total paid losses and LAE	4,711,940	3,343,239	2,788,614

Foreign exchange/translation adjustment	(111,686)	170,879	(99,859)

Net reserves at December 31	11,499,449	10,671,672	9,321,451
Plus reinsurance recoverables	1,619,641	1,212,649	990,862
Gross reserves at December 31	$13,119,090	$11,884,321	$10,312,313

Current year incurred losses were $5,264,327 thousand, $4,815,967 thousand and $3,434,964 thousand at December 31, 2018, 2017 and 2016, respectively.  The increase in current year incurred losses was primarily due to an increase in attritional losses due to a 16.7% increase in premiums earned.  The $406,992 thousand increase in reinsurance recoverables from December 31, 2018 to December 31, 2017 is primarily related to the additional catastrophe losses incurred in 2018 as well as a retroactive reinsurance transaction with a Mt. Logan Re segregated account effective in the second quarter of 2018.

Incurred prior years’ reserves increased by $387,076 thousand in 2018 and decreased by $293,386 thousand and $295,335 thousand in 2017 and 2016, respectively.  The increase for 2018 was mainly due to $561,197 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  This reserve increase was partially offset by $174,121 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business, as well as favorable development in the Insurance segment which largely related to workers’ compensation business.

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

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company’s financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2017 is presented as supplementary information.

These tables present seven years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$401,071	$395,957	$329,314	$325,429	$321,461	$321,479	$326,806	10,999	N/A
2013		311,025	388,483	385,863	388,568	372,805	365,605	19,447	N/A
2014			367,551	383,763	392,514	375,608	365,466	39,295	N/A
2015				326,374	354,296	346,420	347,972	64,286	N/A
2016					330,366	345,836	347,112	126,677	N/A
2017						337,211	383,183	205,494	N/A
2018							424,578	306,262	N/A
							$2,560,722

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$10,024	$38,586	$83,172	$143,722	$187,522	$218,966	$273,144
2013		14,885	49,047	108,956	171,047	211,503	286,865
2014			18,841	54,321	110,327	164,664	256,790
2015				19,920	53,639	107,033	206,455
2016					18,929	58,309	136,547
2017						25,802	87,654
2018							44,519
							$1,291,974
All outstanding liabilities prior to 2012, net of reinsurance							766,701
Liabilities for claims and claim adjustment expenses, net of reinsurance							$2,035,448

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	6.0%	10.9%	16.7%	19.7%	16.7%	15.4%	16.6%

U.S. Reinsurance – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$937,847	$724,114	$622,599	$609,592	$609,221	$605,617	$588,422	447	N/A
2013		622,319	548,468	495,300	456,379	449,359	445,910	388	N/A
2014			641,682	550,695	474,136	438,584	432,638	563	N/A
2015				679,227	544,371	488,878	463,808	9,543	N/A
2016					966,373	791,526	763,544	26,165	N/A
2017						1,583,224	1,370,879	80,155	N/A
2018							2,510,226	1,018,868	N/A
							$6,575,427

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$242,393	$402,441	$493,375	$529,745	$547,202	$564,014	$566,019
2013		234,591	323,178	381,893	405,980	420,329	426,444
2014			218,743	321,677	370,142	396,142	406,522
2015				226,256	327,633	389,474	417,755
2016					286,110	552,068	641,815
2017						570,824	946,466
2018							923,030
							$4,328,051
All outstanding liabilities prior to 2012, net of reinsurance							44,374
Liabilities for claims and claim adjustment expenses, net of reinsurance							$2,291,749

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Property	41.1%	26.9%	13.0%	5.9%	2.9%	2.2%	0.3%

International – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$222,133	$144,930	$134,301	$134,537	$117,757	$119,753	118,521	12,511	N/A
2013		182,248	166,761	164,076	145,345	142,454	140,933	22,458	N/A
2014			193,655	186,565	169,129	167,361	167,300	38,937	N/A
2015				192,112	178,898	173,427	176,819	50,962	N/A
2016					182,864	180,313	194,754	82,359	N/A
2017						190,450	212,683	112,439	N/A
2018							213,696	139,575	N/A
							$1,224,708

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$18,951	$30,257	$46,283	$56,773	$66,611	$77,658	$84,250
2013		17,931	41,532	54,912	68,095	76,594	87,864
2014			25,920	45,022	62,968	74,571	87,331
2015				24,324	49,039	70,370	83,888
2016					26,556	51,325	73,376
2017						26,751	65,352
2018							42,745
							$524,806
All outstanding liabilities prior to 2012, net of reinsurance							134,507
Liabilities for claims and claim adjustment expenses, net of reinsurance							$834,410

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	15.0%	14.1%	11.4%	8.1%	7.3%	8.6%	5.6%

International – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$560,846	$513,661	$460,161	$464,190	$464,468	$465,344	464,331	1,684	N/A
2013		488,693	439,340	403,169	394,940	394,770	394,293	2,327	N/A
2014			585,885	528,957	482,816	427,469	419,651	4,077	N/A
2015				560,099	427,930	426,695	415,349	5,363	N/A
2016					525,694	495,804	473,262	6,494	N/A
2017						898,568	735,824	63,579	N/A
2018							900,443	283,147	N/A
							$3,803,153

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$199,774	$325,557	$393,284	$417,136	$430,438	$441,346	$445,139
2013		133,577	268,313	321,289	351,447	365,252	371,349
2014			160,761	279,587	345,699	376,890	388,877
2015				143,474	259,981	328,818	364,391
2016					154,471	284,995	375,090
2017						275,487	481,665
2018							331,806
							$2,758,317
All outstanding liabilities prior to 2012, net of reinsurance							71,452
Liabilities for claims and claim adjustment expenses, net of reinsurance							$1,116,288

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Property	36.8%	28.7%	16.0%	7.1%	3.1%	2.0%	0.8%

Bermuda – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$281,244	$259,000	$238,059	$227,918	$234,498	$234,752	$239,750	41,516	N/A
2013		225,224	255,280	249,831	258,408	247,754	236,753	59,324	N/A
2014			208,813	241,109	258,275	254,844	243,331	89,698	N/A
2015				272,058	299,304	305,728	309,221	116,863	N/A
2016					290,327	348,318	358,604	165,626	N/A
2017						349,666	401,587	273,964	N/A
2018							465,351	407,072	N/A
							$2,254,597

(Some amounts may not reconcile due to rounding.)
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$12,858	$24,498	$50,981	$75,262	$101,357	$129,265	$148,732
2013		16,852	33,681	51,906	76,711	102,137	124,532
2014			13,555	24,904	42,751	67,476	93,245
2015				13,827	59,746	93,949	128,983
2016					46,440	84,942	123,837
2017						30,073	70,228
2018							26,304
							$715,862
All outstanding liabilities prior to 2012, net of reinsurance							396,191
Liabilities for claims and claim adjustment expenses, net of reinsurance							$1,934,926

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	7.1%	9.5%	9.4%	10.6%	10.7%	10.6%	8.1%

Bermuda – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$235,647	$178,542	$163,046	$158,650	$159,011	$159,810	$158,772	44	N/A
2013		205,875	148,275	130,693	121,612	121,024	120,638	93	N/A
2014			180,617	158,678	132,743	129,395	129,403	1,345	N/A
2015				190,578	156,407	143,576	149,560	5,773	N/A
2016					204,475	173,515	183,022	14,247	N/A
2017						397,639	326,371	68,179	N/A
2018							417,933	211,999	N/A
							$1,485,698

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$45,230	$84,263	$115,420	$141,232	$147,802	$150,694	$152,352
2013		31,476	68,081	107,590	114,644	116,653	117,649
2014			28,654	82,208	101,831	121,289	123,600
2015				32,878	72,123	109,036	132,327
2016					26,771	76,426	128,948
2017						39,296	130,013
2018							76,805
							$861,694
All outstanding liabilities prior to 2012, net of reinsurance							35,767
Liabilities for claims and claim adjustment expenses, net of reinsurance							$659,771

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Property	18.9%	28.9%	24.2%	13.5%	2.7%	1.4%	1.0%

Insurance – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$349,247	$351,052	$346,636	$347,954	$353,113	$343,717	$346,604	26,417	15,746
2013		393,165	393,076	392,513	392,818	351,105	344,070	24,697	21,314
2014			430,475	456,454	453,994	460,074	396,313	48,264	25,112
2015				518,596	526,974	534,548	540,769	160,787	26,729
2016					552,091	554,468	578,911	211,614	31,120
2017						615,187	601,464	309,285	33,822
2018							701,774	526,090	27,224
							$3,509,905

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,158	$101,253	$157,822	$213,349	$246,274	$271,891	$294,202
2013		33,301	117,013	176,273	224,548	260,075	285,680
2014			41,181	124,856	201,527	256,586	297,317
2015				44,296	134,644	218,475	291,468
2016					54,707	164,012	268,510
2017						53,869	171,978
2018							63,379
							$1,672,535
All outstanding liabilities prior to 2012, net of reinsurance							354,740
Liabilities for claims and claim adjustment expenses, net of reinsurance							$2,192,111

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	9.2%	19.7%	17.3%	14.2%	10.0%	7.4%	6.4%

Insurance – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$106,216	$88,892	$81,671	$82,369	$81,945	$81,729	$81,906	103	N/A
2013		111,910	97,831	91,017	91,921	92,011	92,171	499	N/A
2014			131,473	123,455	119,753	119,296	119,105	464	N/A
2015				172,467	152,521	143,558	146,356	695	N/A
2016					300,481	273,901	278,813	1,185	N/A
2017						523,669	485,125	27,538	N/A
2018							416,396	86,295	N/A
							$1,619,872

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,497	$81,700	$80,394	$81,674	$81,818	$81,609	$81,747
2013		68,649	92,914	91,618	91,888	91,498	91,537
2014			81,755	115,890	118,060	118,043	118,375
2015				101,975	140,960	142,089	144,823
2016					161,993	248,555	270,765
2017						206,334	408,176
2018							254,270
							$1,369,694
All outstanding liabilities prior to 2012, net of reinsurance							330
Liabilities for claims and claim adjustment expenses, net of reinsurance							$250,508

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Property	63.4%	30.8%	3.2%	1.0%	0.1%	0.1%	0.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2018
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$2,035,448
U.S. Reinsurance Property	2,291,749
International Casualty	834,410
International Property	1,116,288
Bermuda Casualty	1,934,926
Bermuda Property	659,771
Insurance Casualty	2,192,111
Insurance Property	250,508
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	11,315,210

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	395,446
U.S. Reinsurance Property	232,957
International Casualty	100,335
International Property	99,430
Bermuda Casualty	(25)
Bermuda Property	143,752
Insurance Casualty	520,754
Insurance Property	126,992
Total reinsurance recoverable on unpaid claims	1,619,641

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	144,554
Other	39,685
184,239

Total gross liability for unpaid claims and claim adjustment expense	$13,119,090

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted.  The Company considers many factors when setting reserves including:  (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.  Insurance and reinsurance loss and LAE reserves represent the Company’s best estimate of its ultimate liability.  Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems.  Reserving for reinsurance requires evaluation of loss information received from ceding companies.  Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements.  Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company.  This information is recorded into the Company’s records.  For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss.  Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur.  Experienced claims staff handles individual loss reports and supporting claim information.  Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company.  To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.

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

Carried reserves at each reporting date are the Company’s best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations.  The completed annual reserve studies are “rolled-forward” for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  The Company analyzes significant variances between actual and expected losses and post adjustments to its reserves as warranted.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Gross basis:
Beginning of period reserves	$448,994	$441,111	$433,117
Incurred losses	(2,473)	90,009	73,336
Paid losses	(99,026)	(82,126)	(65,342)
End of period reserves	$347,495	$448,994	$441,111

Net basis:
Beginning of period reserves	$318,081	$319,072	$319,620
Incurred losses	-	37,137	53,909
Paid losses	(56,624)	(38,128)	(54,457)
End of period reserves	$261,456	$318,081	$319,072

In 2015, the Company sold Mt. McKinley, a Delaware domiciled insurance company and wholly-owned subsidiary of the Company to Clearwater Insurance Company, a Delaware domiciled insurance company.  Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which related entirely to A&E business and had been reinsured by Bermuda Re.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140,279 thousand, an amount equal to the net loss reserves as of the closing date.  The maximum liability retroceded under the retrocession treaty will be $440,279 thousand, equal to the retrocession payment plus $300,000 thousand.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,787,648 thousand and $1,348,226 thousand at December 31, 2018 and December 31, 2017, respectively.  At December 31, 2018, $683,775 thousand, or 38.3%, was receivable from Mt. Logan Re collateralized segregated accounts; $125,519 thousand, or 7.0% was receivable from Munich Reinsurance America, Inc. (“Munich Re”); $122,050 thousand, or 6.8%, was receivable from Zurich Versicherungs Gesellschaft (“Zurich”); and $103,052 thousand, or 5.8%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”).  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of year	$51,014	$55,074	$58,910
Liabilities assumed	110	115	175
Adjustments to reserves	806	(437)	303
Benefits paid in the current year	(5,151)	(3,738)	(4,315)
Balance at end of year	$46,778	$51,014	$55,074

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At December 31, 2018, $435,959 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,143 thousand and all of the $2,337 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities $80,663 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.  Due to the unavailability of prices for private placement securities at December 31, 2017, an investment manager’s valuation committee valued these private placement securities at $165,173 thousand.  In addition, the Company valued one private placement security at $51,965 thousand, representing par value.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2018 and December 31, 2017 of $124,228 thousand and $386,241 thousand, respectively, and all prices were obtained from publicly published sources.

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

The Company has five remaining equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index.  Based on historical index volatilities and trends and the December 31, 2018 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 2%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2018, the present value of these theoretical maximum payouts using a 3% discount factor was $412,550 thousand.  Conversely, if the contracts had all expired on December 31, 2018, with the S&P index at $2,506.85, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the December 31, 2018 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 24%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2018, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,058 thousand.  Conversely, if the contract had expired on December 31, 2018, with the FTSE index at ₤6,728.13, there would have been no settlement amount.

At December 31, 2018 and 2017, the fair value for these equity put options was $11,958 thousand and $12,477 thousand, respectively.

The Company’s liability for equity index put options is categorized as level 3 since there is no active market for these equity put options.  The fair values for these options are calculated by the Company using an industry accepted pricing model, Black-Scholes.  The model inputs and assumptions are: risk free interest rates, equity market indexes values, volatilities and dividend yields and duration.  The model results are then adjusted for the Company’s credit default swap rate.  All of these inputs and assumptions are updated quarterly.  One of the option contacts is in British Pound Sterling so the fair value for this contract is converted to U.S. dollars using an exchange rate from a nationally recognized source.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,631,134	$-	$2,631,134	$-
Obligations of U.S. States and political subdivisions	500,094	-	500,094	-
Corporate securities	5,445,532	-	5,017,317	428,215
Asset-backed securities	540,097	-	540,097	-
Mortgage-backed securities
Commercial	326,710	-	326,710	-
Agency residential	1,796,264	-	1,796,264	-
Non-agency residential	10,209	-	10,209	-
Foreign government securities	1,314,165	-	1,314,165	-
Foreign corporate securities	2,661,058	-	2,653,314	7,744
Total fixed maturities, market value	15,225,263	-	14,789,304	435,959

Fixed maturities, fair value	2,337	-	-	2,337
Equity securities, fair value	716,639	674,433	42,206	-

Liabilities:
Equity index put option contracts	$11,958	$-	$-	$11,958

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2018.

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

In addition, $117,662 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as December 31, 2018 and 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2018			December 31, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$210,186	$6,952	$217,138	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	(92)	(660)	(752)	1,655	356	2,011
Included in other comprehensive income (loss)	1,091	-	1,091	(992)	46	(946)
Purchases, issuances and settlements	215,838	(298)	215,540	144,326	4,800	149,126
Transfers in and/or (out) of Level 3	1,192	1,750	2,942	-	(788)	(788)
Ending balance	$428,215	$7,744	$435,959	$210,186	$6,952	$217,138

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	December 31, 2018		December 31, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(293)	(293)	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	2,630	2,630	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,337	$2,337	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $2,942 thousand and ($788) thousand as of December 31, 2018 and 2017, respectively, for fixed maturities, market value.  The transfers during 2018 were related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of December 31, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Liabilities:
Balance, beginning of period	$12,477	$22,059
Total (gains) or losses (realized/unrealized)
Included in earnings	(520)	(9,581)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$11,958	$12,477

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.     CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £30,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines.  The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Credit facility fees incurred	$420	$420	$793

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May 26, 2016, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), both direct subsidiaries of Group, entered into a five year, $800,000 thousand senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800,000 thousand senior credit facility.  Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the “Group Credit Facility”.  Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum.  The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $600,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2018, was $5,994,924 thousand.  As of December 31, 2018, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2018			At December 31, 2017
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	558,818	12/31/2019	600,000	538,214	12/31/2018
Total Wells Fargo Bank Group Credit Facility		$800,000	$558,818		$800,000	$538,214

Bermuda Re Letter of Credit Facility

Effective December 10, 2018, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees.  The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $200,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,482	2/28/2019	$250,000	$3,297	2/28/2018
		3,672	11/24/2019		3,672	11/24/2018
		72,443	12/31/2019		73,626	12/31/2018
		296	8/15/2020		344	8/30/2019
		177	12/16/2020		93,855	12/30/2021
		125	12/20/2020		-
		1,851	11/4/2022		-
		407	11/13/2022		-
		59,293	12/30/2022		-
Total Citibank Bilateral Agreement	$200,000	$141,746		$250,000	$174,794

Everest International Credit Facility

Effective November 9, 2018, Everest International renewed its credit facility with Lloyds Bank plc (“Everest International Credit Facility”).  The current renewal of the Everest International Credit Facility has a four year term and provides up to £30,000 thousand for the issuance of standby letters of credit on a collateralized basis.  The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility.  The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2018, was $5,985,672 thousand.  As of December 31, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2018			At December 31, 2017
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£30,000	£26,000	12/31/2022	£145,000	£-
	-	-		-	-
Total Lloyd's Bank Credit Facility	£30,000	£26,000		£145,000	£-

6.      SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06/05/2014	06/01/2044	400,000	$396,954	$396,968	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest expense incurred	$19,472	$19,472	$19,472

7.     LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,659	$200,390	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for November 15, 2018 to February 14, 2019 is 5.0%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest expense incurred	$10,926	$11,498	$15,749

8.      COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2018, the total amount on deposit in trust accounts was $772,497 thousand.

The Company reinsures some of its catastrophe exposures with the segregated accounts of Mt. Logan Re.  Mt. Logan Re is a Class 3 insurer registered in Bermuda effective February 27, 2013 under The Segregated Accounts Companies Act 2000 and 100% of the voting common shares are owned by Group.  Separate segregated accounts for Mt. Logan Re began being established effective July 1, 2013 and non-voting, redeemable preferred shares have been issued to capitalize the segregated accounts.  Each segregated account invests predominantly in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2018	2017	2016
(Dollars in thousands)
Ceded written premiums	242,755	228,514	197,537
Ceded earned premiums	247,334	226,505	191,568
Ceded losses and LAE	311,274	323,664	44,802

Assumed written premiums	10,582	11,984	14,563
Assumed earned premiums	10,582	11,984	14,563
Assumed losses and LAE	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $1,156,853 thousand and $837,202 thousand at December 31, 2018 and 2017, respectively.  Of this amount, Group had investments valued at $45,625 thousand and $50,373 thousand at December 31, 2018 and 2017, respectively, in the segregated accounts.

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

On April 30, 2018 the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first two agreements are four year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining two agreements are five year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  Currently, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to-date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements resulting in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”).  The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”).  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes).  On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”).  The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

9.      OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2018, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2019	$18,992
2020	18,365
2021	9,469
2022	9,180
2023	8,919
Thereafter	26,916
Net commitments	$91,841

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2019 to 2032, are for the rental of office space.  Rental expense was $22,883 thousand, $19,490 thousand and $17,663 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current tax expense (benefit):
U.S.	$(38,625)	$(117,173)	$30,971
Non-U.S.	6,497	2,849	4,228
Total current tax expense (benefit)	(32,128)	(114,324)	35,199
Deferred tax expense (benefit):
U.S.	(297,798)	49,763	70,995
Non-U.S.	(97)	777	(2,694)
Total deferred tax expense (benefit)	(297,895)	50,540	68,301

Total income tax expense (benefit)	$(330,023)	$(63,784)	$103,500

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$(1,407,020)	$796,745	$(516,167)	$308,646	$208,821	$480,602
Net investment income	283,569	297,614	255,310	287,588	230,691	242,393
Net realized capital gains (losses)	(90,033)	(37,103)	148,099	5,095	(16,465)	9,249
Net derivative gain (loss)	-	520	-	9,581	-	18,647
Corporate expenses	(11,035)	(19,637)	(7,394)	(18,529)	(8,276)	(18,955)
Interest, fee and bond issue cost amortization expense	(30,611)	(420)	(31,183)	(420)	(35,435)	(793)
Other income (expense)	(177)	(8,883)	30,325	(65,767)	(5,536)	(5,101)
Pre-tax income (loss)	$(1,255,307)	$1,028,836	$(121,010)	$526,194	$373,801	$726,043

Expected tax provision at the applicable statutory rate(s)	(263,712)	9,647	(42,355)	6,843	130,830	2,387
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,824)	-	(8,488)	-	(9,078)	-
Dividend received deduction	(1,520)	-	(4,639)	-	(4,913)	-
Proration	1,150	-	1,760	-	1,931	-
Affiliated preferred stock dividends	6,517	-	10,861	-	10,861	-
Creditable foreign premium tax	(13,475)	-	(7,515)	-	(6,134)	-
Tax audit settlement	(2,094)	-	(11,516)	-	(18,644)	-
U.S. rate differential on carryback of net operation losses to PY	(43,734)	-	-	-	-	-
U.S. rate differential on deferred tax 2017 return to provision	(28,411)	-	-	-	-	-
Share based compensation tax benefits formerly in APIC	(3,333)	(120)	(6,716)	(235)	-	-
Impact of U.S. tax reform	-	-	8,246	-	-	-
Impact of prior year accounting adjustment	-	-	(8,986)	-	-	-
Change in uncertain tax positions	8,434	-	-	-	-	-
Other	7,579	(3,127)	1,938	(2,982)	(2,887)	(853)
Total income tax provision	$(336,423)	$6,400	$(67,410)	$3,626	$101,966	$1,534

(Some amounts may not reconcile due to rounding.)

Reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2018	2017	2016
Balance at January 1	$-	$-	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	8,434	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$8,434	$-	$-

At December 31, 2018, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate were $8,434 thousand, and is all related to the Company’s U.S. operations.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2018, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, the Company does not expect any change to be material to the Company’s financial statements.

During 2016, the Internal Revenue Service (“IRS”) completed its audit of the Company for the 2009 through 2013 tax years and issued a final Revenue Agent Report (“RAR”).  The Company received the expected net tax refund for $43,682 thousand plus net interest (meaning interest income, net of federal income tax) of $1,252 thousand from the IRS in January, 2018.

The Company’s 2014 and subsequent U.S. tax years are open to audit by the IRS and, in 2018, the IRS opened an audit of the 2014 tax year.  To date, the Company has not received any notices of proposed adjustments.  The Company did propose affirmative beneficial tax return adjustments to the IRS at the start of the audit.  In total, the Company expects a net tax refund of $35,087 thousand plus net interest of $1,539 thousand for the 2014 tax year.  This refund is subject to IRS Joint Committee review and approval.

For tax year 2015, the total amount expected to be refunded from the IRS is $44,611 thousand plus net interest of $668 thousand as a result of the Company amending their originally filed tax return and filing of a Net Operating Loss (“NOL”) carryback claim with the IRS in 2018 for the 2017 NOL incurred in the U.S.

For tax year 2016, the total amount expected to be refunded from the IRS is $48,268 thousand plus net interest of $267 thousand as a result of the Company planning to file an amended US income tax return and carryback of its expected 2018 NOL incurred in the U.S.
Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Foreign Tax Credits	$167,685	$15,914
Net operating loss carryforward	105,787	9,645
Loss reserves	64,135	52,649
Unearned premium reserves	63,309	55,034
Net unrealized losses on benefit plans	17,921	19,120
Unrealized foreign currency losses	12,596	1,550
Net unrealized investment losses	10,815	-
Net fair value losses	7,196	-
Uncollectible reinsurance reserves	3,142	3,320
Deferred expenses	1,992	1,759
Investment impairments	1,291	1,144
Benefit plan liability	-	10,417
Alternative minimum tax credits	-	363
Other assets	9,529	10,494
Total deferred tax assets	465,398	181,409

Deferred tax liabilities:
Deferred acquisition costs	74,736	64,997
Partnership investments	14,936	2,149
Benefit plan asset	3,600	-
Net fair value income	-	58,983
Net unrealized investment gains	-	11,576
Gain on tender of debt	-	3,287
Other liabilities	3,868	2,174
Total deferred tax liabilities	97,140	143,165

Net deferred tax assets	368,258	38,244
Less: Valuation allowance	(9,309)	(9,560)
Total net deferred tax assets	$358,949	$28,684

(Some amounts may not reconcile due to rounding.)

At December 31, 2018, the Company has $167,685 thousand of Foreign Tax Credits (“FTCs”) and $0 thousand of Alternative Minimum Tax (“AMT”) credit carry forwards.  The FTCs expire in various amounts between 2019 and 2028.  Beginning in 2018, AMT credits are recorded as a current receivable as a result of the TCJA converting them into refundable credits to be received no later than with the filing of the 2021 US corporation income tax return. The Company also has a tax effected US NOL carryforward of $96,564 thousand.  This NOL carryforward does not expire until 2038.

Management believes that it is more likely than not that the Company will realize the majority of its deferred tax assets, however, a valuation allowance of $9,309 thousand and $9,560 thousand has been recorded in 2018 and 2017, respectively, against the NOL deferred tax assets in its Canadian and UK subsidiaries.  The Canadian NOLs begin to expire in 2035 and the UK NOLs do not expire.

In performing our assessment of the recoverability of the deferred tax asset pursuant to ASC 740, the Company considered tax laws governing the utilization of the net operating loss and foreign tax credit carryforwards and other deferred tax assets in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards. The Company evaluated all negative and positive evidence impacting the realization of its deferred tax assets as of December 31, 2018 in the U.S. tax jurisdiction.  Evidence considered in the analysis included the Company’s ability to carryback net operating losses generated in 2017 and 2018. In addition, the Company implemented planning actions during 2018 and early 2019 to increase its planned U.S. source and foreign source income to better enable it to utilize its U.S. deferred tax assets and tax attributes.  As of December 31, 2018, based on all available evidence, the Company has concluded it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established in the U.S. jurisdiction.

As a result of the TCJA, the Company recognized an $8,246 thousand tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the TCJA using reasonable estimates due to the need for further analysis to complete the accounting.

During 2018, the Company completed its accounting, including interpretation of additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28,411 thousand primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per the new guidance, the Company recorded excess tax benefits of $3,453 thousand and $6,951 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2018 and 2017, respectively.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $403 thousand, $626 thousand and $597 thousand in 2018, 2017 and 2016, respectively.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Written premiums:
Direct	$2,240,951	$2,083,555	$1,819,588
Assumed	6,234,203	5,090,367	4,214,286
Ceded	(1,060,726)	(929,261)	(762,969)
Net written premiums	$7,414,428	$6,244,661	$5,270,905

Premiums earned:
Direct	$2,129,320	$1,825,705	$1,694,702
Assumed	5,807,332	4,945,522	4,361,944
Ceded	(1,004,953)	(833,387)	(736,180)
Net premiums earned	$6,931,699	$5,937,840	$5,320,466

Incurred losses and LAE:
Direct	$1,372,589	$1,311,682	$1,496,455
Assumed	5,046,947	3,909,816	2,121,902
Ceded	(768,133)	(698,917)	(478,728)
Net incurred losses and LAE	$5,651,403	$4,522,581	$3,139,629

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(275,511)	$21,061	$(254,450)	$(81,915)	$21,597	$(60,318)	$65,645	$(13,961)	$51,684
URA(D) on securities - OTTI	(1,071)	(135)	(1,206)	(5,618)	1,588	(4,030)	7,734	(1,789)	5,945
Reclassification of net realized losses (gains) included in net income (loss)	28,014	(518)	27,496	(7,258)	308	(6,950)	23,232	(8,114)	15,118
Foreign currency translation adjustments	(86,520)	9,704	(76,816)	142,054	(20,137)	121,917	(53,802)	(1,539)	(55,341)
Benefit plan actuarial net gain (loss)	(646)	136	(510)	1,300	(273)	1,027	(11,520)	4,032	(7,488)
Reclassification of benefit plan liability amortization included in net income (loss)	6,356	(1,335)	5,021	8,426	(2,949)	5,477	7,805	(2,732)	5,073
Total other comprehensive income (loss)	$(329,378)	$28,913	$(300,465)	$56,989	$134	$57,123	$39,094	$(24,103)	$14,991

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$28,014	$(7,258)	Other net realized capital gains (losses)
	(518)	308	Income tax expense (benefit)
	$27,496	$(6,950)	Net income (loss)

Benefit plan net gain (loss)	$6,356	$8,426	Other underwriting expenses
	(1,335)	(2,949)	Income tax expense (benefit)
	$5,021	$5,477	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Beginning balance of URA (D) on securities	$49,969	$115,558
Change to beginning balance due to adoption of ASU 2016-01	(1,201)	-
Current period change in URA (D) of investments - temporary	(226,954)	(67,268)
Current period change in URA (D) of investments - non-credit OTTI	(1,206)	(4,030)
Reclass due to early adoption of ASU 2018-02	-	5,709
Ending balance of URA (D) on securities	(179,392)	49,969

Beginning balance of foreign currency translation adjustments	(138,931)	(266,818)
Current period change in foreign currency translation adjustments	(76,816)	121,917
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	(215,747)	(138,931)

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	4,511	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(67,418)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(462,557)	$(160,891)

(Some amounts may not reconcile due to rounding.)

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan may no longer accrue additional service benefits.

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Company contributions	$77,743	$10,534	$30,821

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Pension expense	$9,728	$16,299	$17,188

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$316,202	$281,853
Service cost	9,801	10,949
Interest cost	10,290	10,034
Actuarial (gain)/loss	(29,966)	24,679
Curtailment	-	(6,209)
Benefits paid	(6,084)	(5,104)
Projected benefit obligation at end of year	300,244	316,202

Change in plan assets:
Fair value of plan assets at beginning of year	210,267	171,506
Actual return on plan assets	(21,395)	33,331
Actual contributions during the year	77,743	10,534
Administrative expenses paid	-	-
Benefits paid	(6,084)	(5,104)
Fair value of plan assets at end of year	260,531	210,267

Funded status at end of year	$(39,713)	$(105,935)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(7,530)	(3,871)
Other liabilities (due beyond one year)	(32,182)	(102,065)
Net amount recognized in the consolidated balance sheets	$(39,713)	$(105,935)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Accumulated income (loss)	$(88,580)	$(86,788)
Accumulated other comprehensive income (loss)	$(88,580)	$(86,788)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Other comprehensive income (loss) at December 31, prior year	$(86,788)	$(96,965)
Net gain (loss) arising during period	(8,631)	(4,398)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	6,839	8,366
Curtailment loss recognized	-	6,209
Other comprehensive income (loss) at December 31, current year	$(88,580)	$(86,788)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service cost	$9,801	$10,949	$10,924
Interest cost	10,290	10,034	9,485
Expected return on assets	(17,202)	(13,050)	(11,158)
Amortization of actuarial loss from earlier periods	6,839	8,366	7,937
Net periodic benefit cost	$9,728	$16,299	$17,188

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	1,792	(10,177)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$11,520	$6,122

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,107 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2018, 2017 and 2016 were 3.62%, 4.16% and 4.38%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2018, 2017 and 2016 was 4.00%.  The expected long-term rate of return on plan assets was 7.00% for 2018 and was 7.50% for both 2017 and 2016 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2018, 2017 and 2016 were 4.27%, 3.62% and 4.16%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan	$237,855	$245,430
Non-qualified Plan	24,472	24,482
Total	$262,327	$269,912

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan
Projected benefit obligation	$275,772	$291,720
Fair value of plan assets	260,531	210,267
Non-qualified Plan
Projected benefit obligation	$24,472	$24,482
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan
Accumulated benefit obligation	$-	$245,430
Fair value of plan assets	-	210,267
Non-qualified Plan
Accumulated benefit obligation	$24,472	$24,482
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2019	14,772
2020	13,087
2021	11,137
2022	12,104
2023	12,779
Next 5 years	79,289

Plan assets consist of shares in investment trusts with 59%, 32%, 8% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2,872	$2,872	$-	$-
Mutual funds, fair value
Fixed income (b)	82,633	82,633	-	-
Equities (c)	154,935	154,935	-	-
Total	$240,440	$240,440	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 70% in U.S. securities and 30% in international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 50% in U.S. equities and 50% in international equities.

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2018.

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

In addition, $20,091 thousand and $26,297 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2018 and 2017, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $77,000 thousand and $10,000 thousand to the qualified pension benefit plan for the years ended December 31, 2018 and 2017, respectively.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Incurred expenses	$9,301	$7,167	$6,058

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland, Zurich and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the branch offices ranged from 3.4% to 48.4%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Incurred expenses	$2,057	$1,849	$1,560

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

A medical cost trend rate of 7.25% in 2018 was assumed to decrease gradually to 4.50% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$577	$(436)
b. Effect on accumulated post-retirement benefit obligation	5,987	(4,643)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Post-retirement benefit expenses	$1,829	$2,814	$2,293

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$34,717	$32,071
Service cost	1,312	1,570
Interest cost	999	1,184
Amendments	-	(3,526)
Actuarial (gain)/loss	(7,985)	4,038
Benefits paid	(561)	(619)
Benefit obligation at end of year	28,483	34,717

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	561	619
Benefits paid	(561)	(619)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(28,483)	$(34,717)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Other liabilities (due within one year)	$(608)	$(655)
Other liabilities (due beyond one year)	(27,875)	(34,062)
Net amount recognized in the consolidated balance sheets	$(28,483)	$(34,717)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Accumulated income (loss)	$(238)	$(8,317)
Accumulated prior service credit (cost)	3,480	4,057
Accumulated other comprehensive income (loss)	$3,242	$(4,260)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Other comprehensive income (loss) at December 31, prior year	$(4,260)	$(3,809)
Net gain (loss) arising during period	7,985	(4,038)
Prior Service credit (cost) arising during period	-	3,526
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	94	192
Prior service cost	(577)	(131)
Other comprehensive income (loss) at December 31, current year	$3,242	$(4,260)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service cost	$1,312	$1,570	$1,418
Interest cost	999	1,184	1,007
Prior service credit recognition	(577)	(131)	(132)
Net gain recognition	94	192	-
Net periodic cost	$1,829	$2,814	$2,293

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(7,502)	451

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(5,673)	$3,265

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $0 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2018, 2017 and 2016 were 3.62%, 4.16% and 4.38%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2018, 2017 and 2016 were 4.27%, 3.62% and 4.16%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2019	$608
2020	663
2021	740
2022	852
2023	944
Next 5 years	6,469

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $3,061,136 thousand and $3,085,882 thousand at December 31, 2018 and 2017, respectively.  The statutory net income of Bermuda Re was $865,225 thousand, $582,128 thousand and $666,155 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2018, Everest Re has $365,059 thousand available for payment of dividends in 2019 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,650,594 thousand and $3,391,852 thousand at December 31, 2018 and 2017, respectively.  The statutory net loss of Everest Re was $1,317,991 thousand and $391,419 thousand for the years ended December 31, 2018 and 2017, respectively.  The statutory net income of Everest Re was $523,547 thousand for the year ended December 31, 2016.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in thousands)	2018 (3)	2017	2018	2017
Regulatory targeted capital	$-	$2,368,620	$2,172,958	$2,076,892
Actual capital	$3,061,136	$3,085,882	$3,650,594	$3,391,852

(1)  Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)  Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)  The 2018 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2018 actual capital will exceed the targeted capital level.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
The Prudential Insurance Company of America	$142,754	$144,618
Unaffiliated life insurance company	34,717	34,444

16.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company.  At December 31, 2018, there were 2,476,261 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2018, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2018, there were 34,957 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced a 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2018 there were 336,214 remaining shares available to be granted under the 2003 Director Plan.

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

For share options, restricted shares and performance share units granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $32,369 thousand, $30,297 thousand and $26,398 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $7,401 thousand, $14,824 thousand and $6,898 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.  In accordance with ASU 2016-09, the income tax effect resulting from the change in the value of share based compensation awards between grant date and settlement date has been recorded as part of the income tax benefit in the consolidation statements of operations and comprehensive income (loss) effective January 1, 2017.  Prior to that date, the income tax impact of the change in value of share based compensation awards between grant date and settlement date was recorded within additional paid in capital in the Consolidated Balance Sheets.

For the year ended December 31, 2018, a total of 173,065 restricted shares were granted on February 21, 2018, May 15, 2018, September 13, 2018, and November 13, 2018, with a fair value of $242.39, $226.95, $218.065 and $215.2175 per share, respectively.  Additionally, 13,325 performance share units were awarded on February 21, 2018, with a fair value of $242.39 per unit.  No share options were granted during the year ended December 31, 2018.  For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized $403 thousand, $626 thousand and $597 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2018, 2017 and 2016, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2018	360,364	$84.10
Granted	-	-
Exercised	81,200	84.99
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2018	279,164	83.84	1.9	$37,386

Exercisable at December 31, 2018	279,164	83.84	1.9	$37,386

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2017	454,994	$84.88
Granted	-	-
Exercised	94,630	87.84
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2017	360,364	84.10	2.7	$49,428

Exercisable at December 31, 2017	360,364	84.10	2.7	$49,428

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2016	648,034	$85.61
Granted	-	-
Exercised	187,940	87.31
Forfeited/Cancelled/Expired	5,100	88.25
Outstanding at December 31, 2016	454,994	84.88	3.7	$59,843

Exercisable at December 31, 2016	410,694	84.50	3.5	$54,169

There were no share options granted in 2018, 2017 and 2016.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2018, 2017 and 2016 was $11,737 thousand, $14,130 thousand and $19,876 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2018 was $6,902 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2018 was $2,311 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2018
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/18	Life	Price	at 12/31/18	Price
$71.7150 - $78.1700	57,770	0.1	$71.72	57,770	$71.72
$78.1800 - $85.6300	51,300	1.1	84.63	51,300	84.63
$85.6400 - $87.4700	73,140	2.2	86.62	73,140	86.62
$87.4800 - $89.4100	91,000	3.1	88.32	91,000	88.32
$89.4200 - $110.1300	5,954	2.5	91.99	5,954	91.99
	279,164	1.9	83.84	279,164	83.84

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	421,261	$194.01	435,338	$164.21	435,336	$143.02
Granted	173,065	240.59	160,185	234.01	173,546	186.37
Vested	141,982	178.31	152,397	151.80	145,834	130.54
Forfeited	37,937	212.48	21,865	187.82	27,710	147.32
Outstanding at December 31,	414,407	217.15	421,261	194.01	435,338	164.21

As of December 31, 2018, there was $60,439 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016, was $25,317 thousand, $23,134 thousand and $19,037 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2018 was $6,267 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 480 common shares in 2018, 404 common shares in 2017 and 547 common shares in 2016 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $113 thousand, $94 thousand and $103 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 2,304,122 restricted common shares, of which 318,389 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 156,317 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 65,974, 60,453 and 70,010 common shares at a cost of $14,202 thousand, $14,240 thousand and $12,111 thousand in 2018, 2017 and 2016, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company’s non-vested performance share unit awards and changes for the period indicated:

	Year Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	33,454	$-	21,223	$-	10,705	$-
Granted	13,325	242.39	11,245	234.03	11,130	186.02
Increase/(Decrease) on vesting units due to performance	(267)	-	986	-	894	-
Vested	12,435	242.39	-	-	-	-
Forfeited	1,695	-	-	-	1,506	-
Outstanding at December 31,	32,382	-	33,454	-	21,223	-

The Company acquired 5,214 common shares at a cost of $1,264 thousand in 2018 from employees who chose to pay required withholding taxes on performance share unit settlements by withholding shares.

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

For inter-affiliate reinsurance and business written through the Lloyd’s Syndicate, business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$3,014,338	$2,592,972	$2,125,792
Net written premiums	2,642,182	2,245,422	1,970,575

Premiums earned	$2,528,991	$2,181,160	$2,072,155
Incurred losses and LAE	2,784,181	1,632,795	1,068,475
Commission and brokerage	568,374	462,487	465,953
Other underwriting expenses	60,266	55,881	54,107
Underwriting gain (loss)	$(883,830)	$29,997	$483,620

International	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$1,543,946	$1,316,701	$1,230,683
Net written premiums	1,458,745	1,229,597	1,082,712

Premiums earned	$1,439,882	$1,202,043	$1,119,121
Incurred losses and LAE	992,704	1,059,640	486,550
Commission and brokerage	364,010	287,688	283,447
Other underwriting expenses	39,042	38,844	35,512
Underwriting gain (loss)	$44,126	$(184,129)	$313,612

Bermuda	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$1,666,317	$1,205,001	$890,375
Net written premiums	1,605,526	1,139,082	831,931

Premiums earned	$1,324,198	$1,093,250	$837,964
Incurred losses and LAE	808,717	735,292	461,909
Commission and brokerage	319,197	303,707	233,989
Other underwriting expenses	43,566	38,011	36,331
Underwriting gain (loss)	$152,718	$16,240	$105,735

Insurance	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$2,250,552	$2,059,248	$1,787,024
Net written premiums	1,707,975	1,630,560	1,385,687

Premiums earned	$1,638,628	$1,461,387	$1,291,226
Incurred losses and LAE	1,065,801	1,094,854	1,122,695
Commission and brokerage	267,449	250,081	205,303
Other underwriting expenses	228,667	186,081	176,772
Underwriting gain (loss)	$76,711	$(69,629)	$(213,544)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Underwriting gain (loss)	$(610,275)	$(207,521)	$689,423
Net investment income	581,183	542,898	473,085
Net realized capital gains (losses)	(127,136)	153,194	(7,216)
Net derivative gain (loss)	520	9,581	18,647
Corporate expenses	(30,672)	(25,923)	(27,231)
Interest, fee and bond issue cost amortization expense	(31,031)	(31,603)	(36,228)
Other income (expense)	(9,060)	(35,442)	(10,636)
Income (loss) before taxes	$(226,471)	$405,184	$1,099,844

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
United Kingdom	$914,612	$730,826	$688,598

Approximately 19.7%, 20.4% and 19.4% of the Company’s gross written premiums in 2018, 2017 and 2016, respectively, were sourced through the Company’s largest intermediary.

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

20.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2018
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,931,607	$2,066,521	$2,198,664	$2,278,361
Net written premiums	1,672,206	1,746,378	1,938,773	2,057,071

Premiums earned	1,619,427	1,729,818	1,731,479	1,850,975
Net investment income	138,294	141,322	161,363	140,204
Net realized capital gains (losses)	(24,901)	15,776	54,804	(172,815)
Total claims and underwriting expenses	1,511,100	1,817,815	1,731,201	2,481,858
Net income (loss)	210,318	69,895	205,613	(382,274)

Earnings per common share attributable to Everest Re Group:
Basic	$5.14	$1.71	$5.04	$(9.50)
Diluted	$5.11	$1.70	$5.02	$(9.50)

	2017
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,600,944	$1,601,649	$2,044,902	$1,926,427
Net written premiums	1,413,814	1,339,133	1,798,089	1,693,625

Premiums earned	1,312,097	1,369,681	1,598,875	1,657,187
Net investment income	122,289	134,508	136,973	149,128
Net realized capital gains (losses)	52,728	25,268	41,535	33,663
Total claims and underwriting expenses	1,128,944	1,240,100	2,616,340	1,159,977
Net income (loss)	291,643	245,674	(639,374)	571,025

Earnings per common share attributable to Everest Re Group:
Basic	$7.12	$5.98	$(15.73)	$13.92
Diluted	$7.07	$5.95	$(15.73)	$13.85

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2018

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$2,629,454	$2,631,134	$2,631,134
State, municipalities and political subdivisions	490,018	500,094	500,094
Foreign government securities	1,335,328	1,314,165	1,314,165
Foreign corporate securities	2,694,922	2,661,058	2,661,058
Public utilities	287,784	283,903	283,903
All other corporate bonds	5,792,179	5,698,522	5,698,522
Mortgage - backed securities:
Commercial	329,883	326,710	326,710
Agency residential	1,832,760	1,796,264	1,796,264
Non-agency residential	10,198	10,209	10,209
Redeemable preferred stock	4,046	3,204	3,204
Total fixed maturities-available for sale	15,406,572	15,225,263	15,225,263
Fixed maturities - available for sale at fair value	2,337	2,337	2,337
Equity securities - at fair value (1)	766,102	716,639	716,639
Short-term investments	241,010	240,987	240,987
Other invested assets	1,591,745	1,591,745	1,591,745
Cash	656,095	656,095	656,095

Total investments and cash	$18,663,861	$18,433,066	$18,433,066

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2018	2017

ASSETS:
Fixed maturities - available for sale, at market value	$76,170	$100,697
(amortized cost: 2018, $76,274; 2017, $100,703)
Other invested assets (cost: 2018, $91; 2017, $102,559)	91	102,559
Cash	198	3,275
Investment in subsidiaries, at equity in the underlying net assets	7,776,940	8,356,791
Accrued investment income	277	394
Receivable from subsidiaries	6,726	7,361
Other assets	44,737	49,829
TOTAL ASSETS	$7,905,139	$8,620,906

LIABILITIES:
Long term note payable - Affiliated	$-	$250,000
Due to subsidiaries	1,065	1,017
Other liabilities	270	657
Total liabilities	1,335	251,674

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2018) 69,202 and (2017) 69,044 issued outstanding before treasury shares	692	691
Additional paid-in capital	2,188,777	2,165,768
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($20,697) at 2018 and $9,356 at 2017	(462,557)	(160,891)
Treasury shares, at cost; 28,551 shares (2018) and 28,208 shares (2017)	(3,397,548)	(3,322,244)
Retained earnings	9,574,440	9,685,908
Total shareholders' equity	7,903,804	8,369,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,905,139	$8,620,906

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
(Dollars in thousands)
REVENUES:
Net investment income	$3,790	$1,344	$879
Net realized capital gains (losses)	(57)	80	144
Other income (expense)	(5,298)	(6,873)	5,022
Net income (loss) of subsidiaries	127,369	495,496	1,012,315
Total revenues	125,804	490,048	1,018,360

EXPENSES:
Interest expense - affiliated	4,085	4,300	4,300
Other expenses	18,167	16,780	17,716
Total expenses	22,252	21,080	22,016

INCOME (LOSS) BEFORE TAXES	103,552	468,968	996,344
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$103,552	$468,968	$996,344

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(255,656)	(64,348)	57,629
Reclassification adjustment for realized losses (gains) included in net income (loss)	27,496	(6,950)	15,118
Total URA(D) on securities arising during the period	(228,160)	(71,298)	72,747

Foreign currency translation adjustments	(76,816)	121,917	(55,341)

Benefit plan actuarial net gain (loss) for the period	(510)	1,027	(7,488)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,021	5,477	5,073
Total benefit plan net gain (loss) for the period	4,511	6,504	(2,415)
Total other comprehensive income (loss), net of tax	(300,465)	57,123	14,991

COMPREHENSIVE INCOME (LOSS)	$(196,913)	$526,091	$1,011,335

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,552	$468,968	$996,344
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(127,369)	(495,496)	(1,012,315)
Dividends received from Bermuda Re	750,000	400,000	650,000
Dividends received from Everest International	200,000	-	40,000
Dividends received from Mt. Logan Re	-	25,000	-
Change in other assets and liabilities, net	4,823	6,107	66
Increase (decrease) in due to/from affiliates	683	(6,470)	(206)
Amortization of bond premium (accrual of bond discount)	(577)	12	(56)
Realized capital losses (gains)	57	(80)	(144)
Non-cash compensation expense	2,740	3,448	2,311
Net cash provided by (used in) operating activities	933,909	401,489	676,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(542,965)	(109,815)	(77,324)
Proceeds from fixed maturities matured/called - available for sale, at market value	93	696	1,152
Proceeds from fixed maturities sold - available for sale, at market value	24,856	90,154	75,025
Distribution from other invested assets	1,026,297	546,414	757,399
Cost of fixed maturities acquired - available for sale, at market value	-	(189,308)	-
Cost of other invested assets acquired	(923,828)	(503,937)	(902,435)
Net change in short-term investments	-	-	18,288
Net cash provided by (used in) investing activities	(415,547)	(165,796)	(127,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	20,086	22,790	34,861
Purchase of treasury shares	(75,304)	(50,000)	(386,288)
Dividends paid to shareholders	(216,221)	(207,242)	(195,384)
Cost of repayment of long term note - affiliated	(250,000)	-	-
Net cash provided by (used in) financing activities	(521,439)	(234,452)	(546,811)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	(3,077)	1,241	1,294
Cash, beginning of period	3,275	2,034	740
Cash, end of period	$198	$3,275	$2,034

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.)
Everest Re Group, Ltd. entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of December 31, 2014. The note was scheduled to mature on December 31, 2023 but was repaid in December 2018.  As of December 31, 2017, this transaction was presented as a Long Term Note Payable – Affiliated in the Condensed Balance Sheets of Everest Re Group, Ltd.

3.)
Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. (“Mt. Logan Re”), an affiliated entity.  On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $45,625 thousand and $50,373 thousand as of December 31, 2018 and 2017, respectively, have been recorded within Other Assets.  On the Condensed Statements of Operations, expense of $4,695 thousand, expense of $6,352 thousand and income of $5,536 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2018
Domestic	$334,818	$8,154,003	$1,695,208	$4,167,619	$287,002	$3,849,982	$835,823	$288,933	$4,350,157
International	54,253	2,209,202	261,611	1,439,882	34,965	992,704	364,010	39,042	1,458,745
Bermuda	122,502	2,755,885	560,793	1,324,198	259,216	808,717	319,197	43,566	1,605,526
Total	$511,573	$13,119,090	$2,517,612	$6,931,699	$581,183	$5,651,403	$1,519,030	$371,541	$7,414,428

December 31, 2017
Domestic	$289,636	$7,254,043	$1,460,291	$3,642,547	$259,621	$2,727,649	$712,568	$241,962	$3,875,982
International	53,186	2,175,500	253,626	1,202,043	32,407	1,059,640	287,688	38,844	1,229,597
Bermuda	68,765	2,454,778	286,639	1,093,250	250,870	735,292	303,707	38,011	1,139,082
Total	$411,587	$11,884,321	$2,000,556	$5,937,840	$542,898	$4,522,581	$1,303,963	$318,817	$6,244,661

December 31, 2016
Domestic	$220,864	$6,604,867	$1,110,528	$3,363,381	$234,123	$2,191,170	$671,256	$230,879	$3,356,262
International	52,014	1,748,380	237,120	1,119,121	33,059	486,550	283,447	35,512	1,082,712
Bermuda	71,174	1,959,065	229,898	837,964	205,902	461,909	233,989	36,331	831,931
Total	$344,052	$10,312,313	$1,577,546	$5,320,466	$473,085	$3,139,629	$1,188,692	$302,722	$5,270,905

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2018
Total property and liability insurance
premiums earned	$2,129,320	$1,004,953	$5,807,332	$6,931,699	83.8%

December 31, 2017
Total property and liability insurance
premiums earned	$1,825,705	$833,387	$4,945,522	$5,937,840	83.3%

December 31, 2016
Total property and liability insurance
premiums earned	$1,694,702	$736,180	$4,361,944	$5,320,466	82.0%