Form 10-Q
period 2019-03-31
EVEREST RE GROUP LTD
filed 2019-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

_X_    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At May 1, 2019
Common Shares, $0.01 par value	RE	New York Stock Exchange	40,733,637

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2019 (unaudited)
	and December 31, 2018	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2019 and 2018 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three
	months ended March 31, 2019 and 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2019 and 2018 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	57

Item 6.	Exhibits	57

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$15,513,287	$15,225,263
(amortized cost: 2019, $15,440,999; 2018, $15,406,572)
Fixed maturities - available for sale, at fair value	2,350	2,337
Equity securities, at fair value	883,191	716,639
Short-term investments (cost: 2019, $597,107; 2018, $241,010)	597,138	240,987
Other invested assets (cost: 2019, $1,644,004; 2018, $1,591,745)	1,644,004	1,591,745
Cash	583,974	656,095
Total investments and cash	19,223,944	18,433,066
Accrued investment income	105,859	104,619
Premiums receivable	2,392,094	2,218,283
Reinsurance receivables	1,785,052	1,787,648
Funds held by reinsureds	432,736	445,040
Deferred acquisition costs	528,491	511,573
Prepaid reinsurance premiums	360,136	343,343
Income taxes	475,851	592,385
Other assets	326,344	358,042
TOTAL ASSETS	$25,630,507	$24,793,999

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,247,102	$13,119,090
Future policy benefit reserve	46,881	46,778
Unearned premium reserve	2,666,339	2,517,612
Funds held under reinsurance treaties	9,759	13,099
Other net payable to reinsurers	287,807	218,439
Senior notes due 6/1/2044	396,984	396,954
Long term notes due 5/1/2067	236,684	236,659
Accrued interest on debt and borrowings	7,515	3,093
Equity index put option liability	8,727	11,958
Unsettled securities payable	110,723	51,112
Other liabilities	185,357	275,401
Total liabilities	17,203,878	16,890,195

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2019) 69,396
and (2018) 69,202 outstanding before treasury shares	694	692
Additional paid-in capital	2,189,544	2,188,777
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $4,562 at 2019 and ($20,697) at 2018	(216,111)	(462,557)
Treasury shares, at cost; 28,626 shares (2019) and 28,551 shares (2018)	(3,413,701)	(3,397,548)
Retained earnings	9,866,203	9,574,440
Total shareholders' equity	8,426,629	7,903,804
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,630,507	$24,793,999

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2019	2018
	(unaudited)
REVENUES:
Premiums earned	$1,732,697	$1,619,427
Net investment income	140,976	138,294
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,933)	(70)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	95,165	(24,831)
Total net realized capital gains (losses)	92,232	(24,901)
Net derivative gain (loss)	3,231	273
Other income (expense)	(9,053)	12,064
Total revenues	1,960,083	1,745,157

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,048,550	1,057,177
Commission, brokerage, taxes and fees	389,474	357,639
Other underwriting expenses	98,985	96,284
Corporate expenses	6,652	8,996
Interest, fees and bond issue cost amortization expense	7,631	7,418
Total claims and expenses	1,551,292	1,527,514

INCOME (LOSS) BEFORE TAXES	408,791	217,643
Income tax expense (benefit)	59,891	7,325

NET INCOME (LOSS)	$348,900	$210,318

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	233,065	(190,624)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(1,822)	(8,772)
Total URA(D) on securities arising during the period	231,243	(199,396)

Foreign currency translation adjustments	14,052	17,699

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,151	1,815
Total benefit plan net gain (loss) for the period	1,151	1,815
Total other comprehensive income (loss), net of tax	246,446	(179,882)

COMPREHENSIVE INCOME (LOSS)	$595,346	$30,436

EARNINGS PER COMMON SHARE:
Basic	$8.57	$5.14
Diluted	8.54	5.11

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2019	2018
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	40,651,148	40,835,272
Issued during the period, net	194,584	143,362
Treasury shares acquired	(75,193)	-
Balance, end of period	40,770,539	40,978,634

COMMON SHARES (par value):
Balance, beginning of period	$692	$691
Issued during the period, net	2	1
Balance, end of period	694	692

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	2,188,777	2,165,768
Share-based compensation plans	767	(2,249)
Balance, end of period	2,189,544	2,163,519

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(462,557)	(160,891)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	(1,201)
Net increase (decrease) during the period	246,446	(179,882)
Balance, end of period	(216,111)	(341,974)

RETAINED EARNINGS:
Balance, beginning of period	9,574,440	9,685,908
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	1,201
Net income (loss)	348,900	210,318
Dividends declared ($1.40 per share in 2019 and $1.30 per share in 2018)	(57,137)	(53,240)
Balance, end of period	9,866,203	9,844,187

TREASURY SHARES AT COST:
Balance, beginning of period	(3,397,548)	(3,322,244)
Purchase of treasury shares	(16,153)	-
Balance, end of period	(3,413,701)	(3,322,244)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$8,426,629	$8,344,180

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$348,900	$210,318
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(163,108)	(56,826)
Decrease (increase) in funds held by reinsureds, net	9,837	95,416
Decrease (increase) in reinsurance receivables	34,556	236
Decrease (increase) in income taxes	91,754	55,905
Decrease (increase) in prepaid reinsurance premiums	(11,677)	(32,194)
Increase (decrease) in reserve for losses and loss adjustment expenses	58,073	(121,415)
Increase (decrease) in future policy benefit reserve	103	(1,907)
Increase (decrease) in unearned premiums	135,157	85,598
Increase (decrease) in other net payable to reinsurers	63,326	24,410
Increase (decrease) in losses in course of payment	(66,714)	45,919
Change in equity adjustments in limited partnerships	(8,079)	(24,596)
Distribution of limited partnership income	14,799	15,524
Change in other assets and liabilities, net	30,152	(142,935)
Non-cash compensation expense	9,056	8,336
Amortization of bond premium (accrual of bond discount)	5,899	8,950
Net realized capital (gains) losses	(92,232)	24,901
Net cash provided by (used in) operating activities	459,802	195,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	460,537	512,384
Proceeds from fixed maturities sold - available for sale, at market value	1,798,226	364,288
Proceeds from equity securities sold, at fair value	69,500	199,875
Distributions from other invested assets	54,692	1,061,894
Cost of fixed maturities acquired - available for sale, at market value	(2,249,663)	(1,150,718)
Cost of fixed maturities acquired - available for sale, at fair value	-	(1,836)
Cost of equity securities acquired, at fair value	(146,435)	(310,426)
Cost of other invested assets acquired	(115,028)	(947,290)
Net change in short-term investments	(354,388)	169,705
Net change in unsettled securities transactions	49,809	46,708
Net cash provided by (used in) investing activities	(432,750)	(55,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(8,288)	(9,383)
Purchase of treasury shares	(16,153)	-
Dividends paid to shareholders	(57,137)	(53,240)
Cost of shares withheld on settlements of share-based compensation awards	(11,443)	(14,245)
Net cash provided by (used in) financing activities	(93,021)	(76,868)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,152)	2,163

Net increase (decrease) in cash	(72,121)	65,519
Cash, beginning of period	656,095	635,067
Cash, end of period	$583,974	$700,586

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(90,846)	$(51,253)
Interest paid	3,154	2,422

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

1.   GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

During the fourth quarter of 2017, the Company established a new Irish insurance subsidiary, Everest Insurance (Ireland), designated activity company (“Ireland Insurance”), which writes insurance business mainly in the European markets.

2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2019 presentation.

Application of Recently Issued Accounting Standard Changes.

Simplification of Disclosure Requirements.  In March 2019, the Securities and Exchange Commission (SEC) issued Final Rule Release #33-10618 (“Rule #33-10618”) which addresses the modernization and simplification of certain disclosure requirements in Regulation S-K related to quarterly and annual financial reports.  The main changes addressed by Rule #33-10618 relate to certain prior year comparative disclosures within the management’s discussion and analysis which may now be excluded at the Company’s discretion and certain disclosures on the cover page of Company filings. Rule #33-10618 became effective for all financial reports filed after May 2, 2019 (30 days after its publication in the Federal Register). The Company has adopted Rule #33-10618 effective with its first quarter 2019 financial filings. The adoption of Rule #33-10618 did not have a material impact on the Company’s financial statements.

Simplification of Disclosure Requirements.  In August 2018, the SEC issued Final Rule Release #33-10532 (“Rule #33-10532”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main changes addressed by Rule #33-10532 that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity.  Rule #33-10532 became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which became effective for first quarter 2019 reporting.  The Company has now adopted all portions of Rule #33-10532.  The adoption of Rule #33-10532 did not have a material impact on the Company’s financial statements.

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

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.

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

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases.  The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company adopted ASU 2016-02 effective January 1, 2019 and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply the package of practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption.  The Company did not elect the hindsight practical expedient to determine the lease term of existing leases (e.g. The Company did not re-assess lease renewals, termination options nor purchase options in determining lease terms).  The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $69,869 thousand as part of other assets and a lease liability of $77,270 thousand as part of other liabilities in the consolidated balance sheet, as well as de-recognizing the liability for deferred rent that was required under the previous guidance.  The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

3.     INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At March 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,289,609	$17,236	$(9,732)	$1,297,113	$-
Obligations of U.S. states and political subdivisions	485,643	20,068	(853)	504,858	-
Corporate securities	5,990,410	83,444	(57,322)	6,016,532	1,872
Asset-backed securities	719,151	1,098	(3,084)	717,165	-
Mortgage-backed securities
Commercial	523,600	10,178	(2,270)	531,508	-
Agency residential	2,359,677	16,919	(29,318)	2,347,278	-
Non-agency residential	9,765	37	(36)	9,766	-
Foreign government securities	1,295,808	41,059	(38,731)	1,298,136	-
Foreign corporate securities	2,767,336	77,626	(54,031)	2,790,931	430
Total fixed maturity securities	$15,440,999	$267,665	$(195,377)	$15,513,287	$2,302

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629,454	$16,781	$(15,101)	$2,631,134	$-
Obligations of U.S. states and political subdivisions	490,018	12,915	(2,839)	500,094	439
Corporate securities	5,538,582	48,465	(141,515)	5,445,532	1,688
Asset-backed securities	545,427	162	(5,492)	540,097	-
Mortgage-backed securities
Commercial	329,883	2,167	(5,340)	326,710	-
Agency residential	1,832,760	7,325	(43,821)	1,796,264	-
Non-agency residential	10,198	37	(26)	10,209	-
Foreign government securities	1,335,328	34,743	(55,906)	1,314,165	98
Foreign corporate securities	2,694,922	63,994	(97,858)	2,661,058	320
Total fixed maturity securities	$15,406,572	$186,589	$(367,898)	$15,225,263	$2,545

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

	At March 31, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,398,625	$1,406,138	$1,328,571	$1,330,534
Due after one year through five years	6,842,101	6,838,316	8,114,247	8,016,490
Due after five years through ten years	2,702,189	2,743,530	2,455,911	2,413,846
Due after ten years	885,891	919,586	789,575	791,113
Asset-backed securities	719,151	717,165	545,427	540,097
Mortgage-backed securities:
Commercial	523,600	531,508	329,883	326,710
Agency residential	2,359,677	2,347,278	1,832,760	1,796,264
Non-agency residential	9,765	9,766	10,198	10,209
Total fixed maturity securities	$15,440,999	$15,513,287	$15,406,572	$15,225,263

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$253,894	$(219,485)
Fixed maturity securities, other-than-temporary impairment	(244)	(189)
Change in unrealized appreciation (depreciation), pre-tax	253,650	(219,674)
Deferred tax benefit (expense)	(22,477)	20,299
Deferred tax benefit (expense), other-than-temporary impairment	70	(21)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$231,243	$(199,396)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$37,959	$(7)	$744,365	$(9,725)	$782,324	$(9,732)
Obligations of U.S. states and political subdivisions	11,115	(296)	34,646	(557)	45,761	(853)
Corporate securities	662,132	(15,967)	2,433,428	(41,355)	3,095,560	(57,322)
Asset-backed securities	227,072	(1,347)	294,558	(1,737)	521,630	(3,084)
Mortgage-backed securities
Commercial	8,675	(56)	142,509	(2,214)	151,184	(2,270)
Agency residential	27,212	(74)	1,326,304	(29,244)	1,353,516	(29,318)
Non-agency residential	9,737	(36)	-	-	9,737	(36)
Foreign government securities	101,317	(5,008)	420,137	(33,723)	521,454	(38,731)
Foreign corporate securities	197,714	(5,235)	1,040,656	(48,796)	1,238,370	(54,031)
Total fixed maturity securities	$1,282,933	$(28,026)	$6,436,603	$(167,351)	$7,719,536	$(195,377)

	Duration of Unrealized Loss at March 31, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$78,062	$(1,405)	$775,900	$(18,903)	$853,962	$(20,308)
Due in one year through five years	538,856	(8,803)	3,137,174	(85,652)	3,676,030	(94,455)
Due in five years through ten years	332,280	(14,243)	607,381	(20,629)	939,661	(34,872)
Due after ten years	61,039	(2,062)	152,777	(8,972)	213,816	(11,034)
Asset-backed securities	227,072	(1,347)	294,558	(1,737)	521,630	(3,084)
Mortgage-backed securities	45,624	(166)	1,468,813	(31,458)	1,514,437	(31,624)
Total fixed maturity securities	$1,282,933	$(28,026)	$6,436,603	$(167,351)	$7,719,536	$(195,377)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2019 were $7,719,536 thousand and $195,377 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2019, did not exceed 0.9% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $28,026 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and asset-backed securities.  Of these unrealized losses, $13,333 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $167,351 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities, agency residential mortgage-backed securities and U.S. government agencies and corporations.  Of these unrealized losses, $153,285 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Fixed maturities	$126,708	$108,682
Equity securities	3,507	6,827
Short-term investments and cash	4,205	1,732
Other invested assets
Limited partnerships	8,297	23,381
Other	2,980	4,325
Gross investment income before adjustments	145,697	144,947
Funds held interest income (expense)	5,968	3,630
Future policy benefit reserve income (expense)	(234)	(209)
Gross investment income	151,431	148,368
Investment expenses	(10,455)	(10,074)
Net investment income	$140,976	$138,294

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

The Company had contractual commitments to invest up to an additional $797,896 thousand in limited partnerships at March 31, 2019.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

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

Starting in the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company has reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and has reclassified $243,864 thousand from other invested assets to short-term investments.  As of March 31, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $507,584 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,933)	$(70)
Gains (losses) from sales	5,273	10,392
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(14)
Gains (losses) from fair value adjustments	13	-
Equity securities, fair value:
Gains (losses) from sales	5,048	40
Gains (losses) from fair value adjustments	84,441	(35,253)
Other invested assets	396	3
Short-term investments gain (loss)	(6)	1
Total net realized capital gains (losses)	$92,232	$(24,901)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Proceeds from sales of fixed maturity securities	$1,798,226	$364,288
Gross gains from sales	16,138	13,002
Gross losses from sales	(10,865)	(2,624)

Proceeds from sales of equity securities	$69,500	$199,875
Gross gains from sales	5,675	6,687
Gross losses from sales	(627)	(6,647)

4.      RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Gross reserves at January 1	$13,119,090	$11,884,321
Less reinsurance recoverables	(1,619,641)	(1,212,649)
Net reserves at January 1	11,499,449	10,671,672

Incurred related to:
Current year	1,050,116	5,264,327
Prior years	(1,566)	387,076
Total incurred losses and LAE	1,048,550	5,651,403

Paid related to:
Current year	103,688	1,700,765
Prior years	817,006	3,011,175
Total paid losses and LAE	920,694	4,711,940

Foreign exchange/translation adjustment	(1,496)	(111,686)

Net reserves at December 31	11,625,810	11,499,449
Plus reinsurance recoverables	1,621,292	1,619,641
Gross reserves at December 31	$13,247,102	$13,119,090

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses decreased slightly by $1,566 thousand for the three months ended March 31, 2019 and increased by $387,076 thousand for the twelve months ended December 31, 2018, respectively.  The increase for the twelve months ended December 31, 2018 was mainly due to $561,197 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  This reserve increase was partially offset by $174,121 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business, as well as favorable development in the Insurance segment which largely related to workers’ compensation business.

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

The Company had five remaining equity index put option contracts at March 31, 2019, based on the Standard & Poor’s 500 (“S&P 500”) index.  Based on historical index volatilities and trends and the March 31, 2019 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 1%.  The theoretical maximum payouts under these five equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2019, the present value of these theoretical maximum payouts using a 3% discount factor was $415,568 thousand.  Conversely, if the contracts had all expired on March 31, 2019, with the S&P index at $2,834.40, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index.  Based on historical index volatilities and trends and the March 31, 2019 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 12%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2019, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,035 thousand.  Conversely, if the contract had expired on March 31, 2019, with the FTSE index at ₤7,279.19, there would have been no settlement amount.

At March 31, 2019 and December 31, 2018, the fair value for these equity put options was $8,727 thousand and $11,958 thousand, respectively.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2019	December 31, 2018

Equity index put option contracts	Equity index put option liability	$8,727	$11,958
Total		$8,727	$11,958

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2019	2018

Equity index put option contracts	Net derivative gain (loss)	$3,231	$273
Total		$3,231	$273

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At March 31, 2019, $445,124 thousand of fixed maturities, market value and $2,350 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $360,518 thousand and all of the $2,350 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $84,606 thousand were fair valued by the Company at either par or amortized cost.  At December 31, 2018, $435,959 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,143 thousand and all of the $2,337 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $80,663 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2019 and December 31, 2018 of $151,699 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,297,113	$-	$1,297,113	$-
Obligations of U.S. States and political subdivisions	504,858	-	504,858	-
Corporate securities	6,016,532	-	5,578,706	437,826
Asset-backed securities	717,165	-	717,165	-
Mortgage-backed securities
Commercial	531,508	-	531,508	-
Agency residential	2,347,278	-	2,347,278	-
Non-agency residential	9,766	-	9,766	-
Foreign government securities	1,298,136	-	1,298,136	-
Foreign corporate securities	2,790,931	-	2,783,633	7,298
Total fixed maturities, market value	15,513,287	-	15,068,163	445,124

Fixed maturities, fair value	2,350	-	-	2,350
Equity securities, fair value	883,191	833,414	49,777	-

Liabilities:
Equity index put option contracts	$8,727	$-	$-	$8,727

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2019.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,631,134	$-	$2,631,134	$-
Obligations of U.S. States and political subdivisions	500,094	-	500,094	-
Corporate securities	5,445,532	-	5,017,317	428,215
Asset-backed securities	540,097	-	540,097	-
Mortgage-backed securities
Commercial	326,710	-	326,710	-
Agency residential	1,796,264	-	1,796,264	-
Non-agency residential	10,209	-	10,209	-
Foreign government securities	1,314,165	-	1,314,165	-
Foreign corporate securities	2,661,058	-	2,653,314	7,744
Total fixed maturities, market value	15,225,263	-	14,789,304	435,959

Equity securities, market value	2,337	-	-	2,337
Equity securities, fair value	716,639	674,433	42,206	-

Liabilities:
Equity index put option contracts	$11,958	$-	$-	$11,958

In addition, $146,522 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as March 31, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$428,215	$7,744	$435,959	$210,186	$6,952	$217,138
Total gains or (losses) (realized/unrealized)
Included in earnings	4,858	119	4,977	722	94	816
Included in other comprehensive income (loss)	573	-	573	235	-	235
Purchases, issuances and settlements	6,638	(565)	6,073	9,412	4,322	13,734
Transfers in and/or (out) of Level 3	(2,458)	-	(2,458)	-	-	-
Ending balance	$437,826	$7,298	$445,124	$220,555	$11,368	$231,923

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$2,337	$2,337	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	13	13	(14)	(14)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	1,835	1,835
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,350	$2,350	$1,821	$1,821

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were ($2,458) thousand for the three months ended March 31, 2019.  The transfers during 2019 were related to securities that were priced using single non-binding broker quotes as of December 31, 2018.  These securities were subsequently priced using a recognized pricing service as of March 31, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Liabilities:
Balance, beginning of period	$11,958	$12,477
Total (gains) or losses (realized/unrealized)
Included in earnings	(3,231)	(273)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$8,727	$12,205

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Net income (loss) per share:
Numerator
Net income (loss)	$348,900	$210,318
Less: dividends declared-common shares and nonvested common shares	(57,137)	(53,240)
Undistributed earnings	291,763	157,078
Percentage allocated to common shareholders (1)	99.0%	98.9%
	288,706	155,410
Add: dividends declared-common shareholders	56,531	52,697
Numerator for basic and diluted earnings per common share	$345,237	$208,107

Denominator
Denominator for basic earnings per weighted-average common shares	40,304	40,469
Effect of dilutive securities:
Options	141	220
Denominator for diluted earnings per adjusted weighted-average common shares	40,445	40,689

Per common share net income (loss)
Basic	$8.57	$5.14
Diluted	$8.54	$5.11

(1) Basic weighted-average common shares outstanding	40,304	40,469
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,731	40,903
Percentage allocated to common shareholders	99.0%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2019 and 2018.

All outstanding options expire on or between February 24, 2020 and September 19, 2022.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$142,458	$142,754
Unaffiliated life insurance company	33,059	34,717

9.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$256,630	$(23,391)	$233,239	$(209,160)	$18,746	$(190,414)
URA(D) on securities - OTTI	(244)	70	(174)	(189)	(21)	(210)
Reclassification of net realized losses (gains) included in net income (loss)	(2,736)	914	(1,822)	(10,325)	1,553	(8,772)
Foreign currency translation adjustments	16,598	(2,546)	14,052	17,345	354	17,699
Reclassification of benefit plan liability amortization included in net income (loss)	1,457	(306)	1,151	2,298	(483)	1,815
Total other comprehensive income (loss)	$271,705	$(25,259)	$246,446	$(200,031)	$20,149	$(179,882)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(2,736)	$(10,325)	Other net realized capital gains (losses)
	914	1,553	Income tax expense (benefit)
	$(1,822)	$(8,772)	Net income (loss)

Benefit plan net gain (loss)	$1,457	$2,298	Other underwriting expenses
	(306)	(483)	Income tax expense (benefit)
	$1,151	$1,815	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Beginning balance of URA (D) on securities	$(179,392)	$49,969
Change to beginning balance due to adoption of ASU 2016-01	-	(1,201)
Current period change in URA (D) of investments - temporary	231,417	(226,954)
Current period change in URA (D) of investments - non-credit OTTI	(174)	(1,206)
Ending balance of URA (D) on securities	51,851	(179,392)

Beginning balance of foreign currency translation adjustments	(215,747)	(138,931)
Current period change in foreign currency translation adjustments	14,052	(76,816)
Ending balance of foreign currency translation adjustments	(201,695)	(215,747)

Beginning balance of benefit plan net gain (loss)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,151	4,511
Ending balance of benefit plan net gain (loss)	(66,267)	(67,418)

Ending balance of accumulated other comprehensive income (loss)	$(216,111)	$(462,557)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Credit facility interest and fees incurred	$105	$105

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2019, was $6,082,341 thousand.  As of March 31, 2019, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2019			At December 31, 2018
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	587,989	12/31/2019	600,000	558,818	12/31/2019
Total Wells Fargo Bank Group Credit Facility		$800,000	$587,989		$800,000	$558,818

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2019	$200,000	$3,482	2/28/2019
		72,491	12/31/2019		3,672	11/24/2019
		3,482	2/29/2020		72,443	12/31/2019
		298	8/15/2020		296	8/15/2020
		178	12/16/2020		177	12/16/2020
		126	12/20/2020		125	12/20/2020
		3,082	12/31/2020		1,851	11/4/2022
		42,528	3/30/2023		407	11/13/2022
		-			59,293	12/30/2022
Total Citibank Bilateral Agreement	$200,000	$125,857		$200,000	$141,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2019, was $6,073,089 thousand.  As of March 31, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£30,000	£26,000	12/31/2022	£30,000	£26,000	12/31/2022
	-	-		-	-
Total Lloyd's Bank Credit Facility	£30,000	£26,000		£30,000	£26,000

11.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2019, the total amount on deposit in trust accounts was $829,129 thousand.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2019	2018
(Dollars in thousands)
Ceded written premiums	80,028	81,036
Ceded earned premiums	56,732	61,409
Ceded losses and LAE	45,613	21,069

Assumed written premiums	2,309	3,043
Assumed earned premiums	2,309	3,043
Assumed losses and LAE	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $1,102,081 thousand and $1,156,853 thousand at March 31, 2019 and December 31, 2018, respectively.  Of this amount, Group had investments valued at $47,840 thousand and $45,625 thousand at March 31, 2019 and December 31, 2018, respectively, in the segregated accounts.

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

				March 31, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06/05/2014	06/01/2044	400,000	$396,984	$408,224	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044.  Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest expense incurred	$4,868	$4,868

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,684	$211,318	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for February 15, 2019 to May 14, 2019 is 5.07%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest expense incurred	$2,605	$2,391

14.   LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02 and ASU 2018-11 which outline new guidance on the accounting for leases.  The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business.  These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease.  Most leases include an option to extend or renew the lease term.  The exercise of the renewal is at the Company’s discretion.  The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercise those options.  The Company, in determining the present value of lease payments utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with terms of the underlying lease.

Supplemental information related to operating leases is as follows for the periods indicated:

Three Months Ended
(Dollars in thousands)	March 31,
Lease expense incurred:	2019
Operating lease cost	$5,187

At March 31,
(Dollars in thousands)	2019
Operating lease right of use assets	$66,430
Operating lease liabilities	73,529

Three Months Ended
March 31,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$4,431

At March 31,
2019
Weighted average remaining operating lease term	5.5 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$14,326
2020	18,365
2021	9,469
2022	9,180
2023	8,919
2024	8,619
Thereafter	18,297
Undiscounted lease payments	87,175
Less: present value adjustment	13,646
Total operating lease liability	$73,529

The amount of operating lease liabilities is not separately presented in the consolidated financial statements but is included in other liabilities.  Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$764,146	$644,222
Net written premiums	669,707	545,831

Premiums earned	$626,471	$563,385
Incurred losses and LAE	320,104	545,193
Commission and brokerage	167,102	127,320
Other underwriting expenses	15,591	16,886
Underwriting gain (loss)	$123,674	$(126,014)

	Three Months Ended
International	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$400,054	$366,724
Net written premiums	375,505	345,155

Premiums earned	$350,935	$343,604
Incurred losses and LAE	254,135	127,024
Commission and brokerage	81,425	82,177
Other underwriting expenses	8,681	10,576
Underwriting gain (loss)	$6,694	$123,827

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$367,851	$415,686
Net written premiums	349,341	394,968

Premiums earned	$330,113	$319,134
Incurred losses and LAE	197,959	129,513
Commission and brokerage	74,110	81,487
Other underwriting expenses	11,497	10,133
Underwriting gain (loss)	$46,547	$98,001

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$595,057	$504,975
Net written premiums	457,145	386,252

Premiums earned	$425,178	$393,304
Incurred losses and LAE	276,352	255,447
Commission and brokerage	66,837	66,655
Other underwriting expenses	63,216	58,689
Underwriting gain (loss)	$18,773	$12,513

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Underwriting gain (loss)	$195,688	$108,327
Net investment income	140,976	138,294
Net realized capital gains (losses)	92,232	(24,901)
Net derivative gain (loss)	3,231	273
Corporate expenses	(6,652)	(8,996)
Interest, fee and bond issue cost amortization expense	(7,631)	(7,418)
Other income (expense)	(9,053)	12,064
Income (loss) before taxes	$408,791	$217,643

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
United Kingdom gross written premium	$263,857	$258,259

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2019, share-based compensation awards granted were 178,015 restricted shares, granted on February 27, 2019, with a fair value of $223.45 per share and 16,855 performance share units, granted on February 27, 2019 with a fair value of $223.45 per unit.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Service cost	$2,276	$2,977
Interest cost	2,930	2,585
Expected return on plan assets	(5,016)	(3,670)
Amortization of net (income) loss	1,601	2,237
FAS 88 settlement charge	104	-
Net periodic benefit cost	$1,895	$4,128

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Service cost	$286	$446
Interest cost	295	307
Amortization of prior service cost	(144)	(33)
Amortization of net (income) loss	-	94
Net periodic benefit cost	$437	$814

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2019 and 2018.

18.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, Switzerland, the United Kingdom, and the United States.  The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035.  The Company’s non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period.  If the annual effective tax rate approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited as prescribed under ASC 740-270 to the estimated recoverable based on the year-to-date result.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/loss and effective tax rate.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018 with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record.  These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion.  These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there has been some firming in the markets impacted by the catastrophes, as well as improvements in rate in some other reinsurance lines, including casualty lines, and also improvements in the insurance property and casualty lines.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2019	2018	(Decrease)
Gross written premiums	$2,127.1	$1,931.6	10.1%
Net written premiums	1,851.7	1,672.2	10.7%

REVENUES:
Premiums earned	$1,732.7	$1,619.4	7.0%
Net investment income	141.0	138.3	1.9%
Net realized capital gains (losses)	92.2	(24.9)	NM
Net derivative gain (loss)	3.2	0.3	NM
Other income (expense)	(9.1)	12.1	-175.0%
Total revenues	1,960.1	1,745.2	12.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,048.6	1,057.2	-0.8%
Commission, brokerage, taxes and fees	389.5	357.6	8.9%
Other underwriting expenses	99.0	96.3	2.8%
Corporate expenses	6.7	9.0	-26.1%
Interest, fees and bond issue cost amortization expense	7.6	7.4	2.9%
Total claims and expenses	1,551.3	1,527.5	1.6%

INCOME (LOSS) BEFORE TAXES	408.8	217.6	87.8%
Income tax expense (benefit)	59.9	7.3	NM
NET INCOME (LOSS)	$348.9	$210.3	65.9%

RATIOS:			Point Change
Loss ratio	60.5%	65.3%	(4.8)
Commission and brokerage ratio	22.5%	22.1%	0.4
Other underwriting expense ratio	5.7%	5.9%	(0.2)
Combined ratio	88.7%	93.3%	(4.6)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2019	2018	(Decrease)
Balance sheet data:
Total investments and cash	$19,223.9	$18,433.1	4.3%
Total assets	25,630.5	24,794.0	3.4%
Loss and loss adjustment expense reserves	13,247.1	13,119.1	1.0%
Total debt	633.7	633.6	0.0%
Total liabilities	17,203.9	16,890.2	1.9%
Shareholders' equity	8,426.6	7,903.8	6.6%
Book value per share	206.68	194.43	6.3%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 10.1% to $2,127.1 million for the three months ended March 31, 2019, compared to $1,931.6 million for the three months ended March 31, 2018, reflecting a $105.4 million, or 7.4%, increase in our reinsurance business and a $90.1 million, or 17.8%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty casualty writings as well as Middle Eastern and Africa business, partially offset by a decline in property business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy, accident and health and business written through the Lloyd’s Syndicate.  Net written premiums increased by 10.7% to $1,851.7 million for the three months ended March 31, 2019, compared to $1,672.2 million for the three months ended March 31, 2018.  This change is consistent with the change in gross written premiums.  Premiums earned increased by 7.0% to $1,732.7 million for the three months ended March 31, 2019, compared to $1,619.4 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.   Net investment income increased by 1.9% to $141.0 million for the three months ended March 31, 2019 compared with investment income of $138.3 million for the three months ended March 31, 2018.  Net pre-tax investment income, as a percentage of average invested assets, was 3.0% for the three months ended March 31, 2019 and 2018.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships and lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $92.2 million for the three months ended March 31, 2019 compared to net realized capital losses of $24.9 million for the three months ended March 31, 2018.  The net realized capital gains of $92.2 million for the three months ended March 31, 2019 were comprised of $84.4 million of net gains from fair value re-measurements and $10.7 million of net realized capital gains from sales of investments, partially offset by $2.9 million of other-than-temporary impairments.  The net realized capital losses of $24.9 million for the three months ended March 31, 2018 were comprised of $35.3 million of net losses from fair value re-measurements and $0.1 million of other-than-temporary impairments, partially offset by $10.5 million of net realized capital gains from sales of investments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, six of which remained outstanding at March 31, 2019.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $3.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $9.1 million for the three months ended March 31, 2019 and other income of $12.1 million for the three months ended March 31, 2018, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions.  We incurred foreign currency exchange expense of $6.1 million and foreign currency exchange income of $9.9 million for the three months ended March 31, 2019 and 2018, respectively.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,025.1	59.2%		$(1.6)	-0.1%		$1,023.6	59.1%
Catastrophes	25.0	1.4%		-	0.0%		25.0	1.4%
Total	$1,050.1	60.6%		$(1.6)	-0.1%		$1,048.6	60.5%

2018
Attritional	$957.2	59.1%		$-	0.0%		$957.2	59.1%
Catastrophes	-	0.0%		100.0	6.2%		100.0	6.2%
Total	$957.2	59.1%		$100.0	6.2%		$1,057.2	65.3%

Variance 2019/2018
Attritional	$67.9	0.1	pts	$(1.6)	(0.1)	pts	$66.4	-	pts
Catastrophes	25.0	1.4	pts	(100.0)	(6.2)	pts	(75.0)	(4.8)	pts
Total	$92.9	1.5	pts	$(101.6)	(6.3)	pts	$(8.6)	(4.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased slightly by 0.8% to $1,048.6 million for the three months ended March 31, 2019, compared to $1,057.2 million for the three months ended March 31, 2018, primarily due to $100.0 million of unfavorable development on prior years catastrophe losses in 2018 which did not recur in 2019, partially offset by an increase in current year attritional losses of $67.9 million, mainly due to the impact of the increase in premiums earned, and an increase in current year catastrophe losses of $25.0 million.  The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).  There were no current year catastrophe losses for the three months ended March 31, 2018.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 8.9% to $389.5 million for the three months ended March 31, 2019 compared to $357.6 million for the three months ended March 31, 2018.  The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $99.0 million and $96.3 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.7 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively.  The decline was mainly due to lower employee benefit costs.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.6 million and $7.4 million for the three months ended March 31, 2019 and 2018, respectively.  The change in expense was primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 5.1% as of March 31, 2019.

Income Tax Expense (Benefit).  We had an income tax expense of $59.9 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively.  Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected by tax-exempt investment income and foreign tax credits.  Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, net capital gains (losses) and foreign exchange gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the increase in earned premiums and capital gains.

Net Income (Loss).
Our net income was $348.9 million and $210.3 million for the three months ended March 31, 2019 and 2018, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 4.6 points to 88.7% for the three months ended March 31, 2019, compared to 93.3% for the three months ended March 31, 2018.  The loss ratio component decreased 4.8 points for the three months ended March 31, 2019 over the same period last year mainly due to unfavorable development on prior year catastrophe losses in 2018 which did not recur in 2019.  The commission and brokerage ratio component increased slightly to 22.5% for the three months ended March 31, 2019 compared to 22.1% for the three months ended March 31, 2018.  The other underwriting expense ratios decreased slightly to 5.7% for the three months ended March 31, 2019 from 5.9% for the three months ended March 31, 2018.

Shareholders’ Equity.
Shareholders’ equity increased by $522.8 million to $8,426.6 million at March 31, 2019 from $7,903.8 million at December 31, 2018, principally as a result of $348.9 million of net income, $231.2 million of unrealized appreciation on investments net of tax, $14.1 million of net foreign currency translation adjustments, $1.2 million of net benefit plan obligation adjustments and $0.8 million of share-based compensation transactions, partially offset by $57.1 million of shareholder dividends and the repurchase of 75,193 common shares for $16.2 million.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 1.9% to $141.0 million for the three months ended March 31, 2019, compared with investment income of $138.3 million for the three months ended March 31, 2018.  The increase was primarily the result of higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships and lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Fixed maturities	$126.7	$108.7
Equity securities	3.5	6.8
Short-term investments and cash	4.2	1.7
Other invested assets
Limited partnerships	8.3	23.4
Other	3.0	4.3
Gross investment income before adjustments	145.7	144.9
Funds held interest income (expense)	6.0	3.6
Future policy benefit reserve income (expense)	(0.2)	(0.2)
Gross investment income	151.4	148.4
Investment expenses	(10.5)	(10.1)
Net investment income	$141.0	$138.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.5%	3.4%
Imbedded after-tax yield of cash and invested assets	3.1%	3.0%

	Three Months Ended
	March 31,
	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.0%	3.0%
Annualized after-tax yield on average cash and invested assets	2.6%	2.7%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$16.1	$13.0	$3.1
Losses	(10.9)	(2.6)	(8.3)
Total	5.3	10.4	(5.1)

Equity securities, fair value:
Gains	5.7	6.7	(1.0)
Losses	(0.6)	(6.6)	6.0
Total	5.0	0.1	5.0

Other Invested Assets:
Gains	0.4	-	0.4
Losses	-	-	-
Total	0.4	-	0.4
Total net realized gains (losses) from sales:
Gains	22.2	19.7	2.5
Losses	(11.5)	(9.2)	(2.3)
Total	10.7	10.5	0.2

Other-than-temporary impairments:	(2.9)	(0.1)	(2.8)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	-	-
Equity securities, fair value	84.4	(35.3)	119.7
Total	84.4	(35.3)	119.7

Total net realized capital gains (losses)	$92.2	$(24.9)	$117.1

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $92.2 million for the three months ended March 31, 2019 and net realized capital losses were $24.9 million for the three months ended March 31, 2018.  For the three months ended March 31, 2019, we recorded $84.4 million of net gains from fair value re-measurements and $10.7 million of net realized capital gains from sales of investments, partially offset by $2.9 million of other-than-temporary impairments. For the three months ended March 31, 2018, we recorded $35.3 million of net losses from fair value re-measurements and $0.1 million of other-than-temporary impairments, partially offset by $10.5 million of net realized capital gains from sales of investments.  The fixed maturity and equity sales for the three months ended March 31, 2019 and 2018 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$764.1	$644.2	$119.9	18.6%
Net written premiums	669.7	545.8	123.9	22.7%

Premiums earned	$626.5	$563.4	$63.1	11.2%
Incurred losses and LAE	320.1	545.2	(225.1)	-41.3%
Commission and brokerage	167.1	127.3	39.8	31.2%
Other underwriting expenses	15.6	16.9	(1.3)	-7.7%
Underwriting gain (loss)	$123.7	$(126.0)	$249.7	-198.1%

				Point Chg
Loss ratio	51.1%	96.8%		(45.7)
Commission and brokerage ratio	26.7%	22.6%		4.1
Other underwriting expense ratio	2.5%	3.0%		(0.5)
Combined ratio	80.3%	122.4%		(42.1)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 18.6% to $764.1 million for the three months ended March 31, 2019 from $644.2 million for the three months ended March 31, 2018, primarily due to increases in treaty casualty writings.  Net written premiums increased by 22.7% to $669.7 million for the three months ended March 31, 2019 compared to $545.8 million for the three months ended March 31, 2018, which is consistent with the change in gross written premiums.  Premiums earned increased by 11.2% to $626.5 million for the three months ended March 31, 2019, compared to $563.4 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$358.6	57.2%		$(1.5)	-0.2%		$357.1	57.0%
Catastrophes	-	0.0%		(37.0)	-5.9%		(37.0)	-5.9%
Total Segment	$358.6	57.2%		$(38.5)	-6.1%		$320.1	51.1%

2018
Attritional	$326.4	57.9%		$-	0.0%		$326.4	57.9%
Catastrophes	-	0.0%		218.8	38.9%		218.8	38.9%
Total Segment	$326.4	57.9%		$218.8	38.9%		$545.2	96.8%

Variance 2019/2018
Attritional	$32.2	(0.7)	pts	$(1.5)	(0.2)	pts	$30.7	(0.9)	pts
Catastrophes	-	-	pts	(255.8)	(44.8)	pts	(255.8)	(44.8)	pts
Total Segment	$32.2	(0.7)	pts	$(257.3)	(45.0)	pts	$(225.1)	(45.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 41.3% to $320.1 million for the three months ended March 31, 2019, compared to $545.2 million for the three months ended March 31, 2018.  The decrease was primarily due to the $255.8 million improvement in development on prior years catastrophe losses from $218.8 million of unfavorable development in 2018, mainly related to Hurricane Irma and the 2017 California wildfires, compared to $37.0 million of favorable development in 2019, mainly related to Hurricane Michael and the Woolsey wildfire.  This decline was partially offset by an increase of $32.2 million in current year attritional losses, mainly due to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2019 and 2018, respectively.

Segment Expenses.  Commission and brokerage expenses increased by 31.2% to $167.1 million for the three months ended March 31, 2019 compared to $127.3 million for the three months ended March 31, 2018.  The increase is mainly due to the impact of the increase in premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased slightly to $15.6 million for the three months ended March 31, 2019 from $16.9 million for the three months ended March 31, 2018.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$400.1	$366.7	$33.3	9.1%
Net written premiums	375.5	345.2	30.4	8.8%

Premiums earned	$350.9	$343.6	$7.3	2.1%
Incurred losses and LAE	254.1	127.0	127.1	100.1%
Commission and brokerage	81.4	82.2	(0.8)	-0.9%
Other underwriting expenses	8.7	10.6	(1.9)	-17.9%
Underwriting gain (loss)	$6.7	$123.8	$(117.1)	-94.6%

				Point Chg
Loss ratio	72.4%	37.0%		35.4
Commission and brokerage ratio	23.2%	23.9%		(0.7)
Other underwriting expense ratio	2.5%	3.1%		(0.6)
Combined ratio	98.1%	64.0%		34.1

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 9.1% to $400.1 million for the three months ended March 31, 2019 compared to $366.7 million for the three months ended March 31, 2018, primarily due to the increases in Middle East and Africa business and business written through our Singapore branch, partially offset by a decline in Latin American business and a negative impact of $14.2 million from the movement of foreign exchange rates.  Net written premiums increased by 8.8% to $375.5 million for the three months ended March 31, 2019 compared to $345.2 million for the three months ended March 31, 2018.  The change is consistent with the change in gross written premiums.  Premiums earned increased 2.1% to $350.9 million for the three months ended March 31, 2019 compared to $343.6 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$185.6	52.9%		$-	0.0%		$185.6	52.9%
Catastrophes	25.0	7.1%		43.6	12.4%		68.6	19.5%
Total Segment	$210.6	60.0%		$43.6	12.4%		$254.1	72.4%

2018
Attritional	$182.0	53.0%		$-	0.0%		$182.0	53.0%
Catastrophes	-	0.0%		(55.0)	-16.0%		(55.0)	-16.0%
Total Segment	$182.0	53.0%		$(55.0)	-16.0%		$127.0	37.0%

Variance 2019/2018
Attritional	$3.6	(0.1)	pts	$-	-	pts	$3.6	(0.1)	pts
Catastrophes	25.0	7.1	pts	98.6	28.4	pts	123.6	35.5	pts
Total Segment	$28.6	7.0	pts	$98.6	28.4	pts	$127.1	35.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 100.1% to $254.1 million for the three months ended March 31, 2019 compared to $127.0 million for the three months ended March 31, 2018, primarily due to the $98.6 million deterioration in development on prior years catastrophe losses from $55.0 million of favorable development in 2018, mainly related to Hurricane Maria, Hurricane Irma and the Mexico City earthquake, compared to $43.6 million of unfavorable development in 2019, mainly related to the Japan loss events from the third quarter of 2018.  The increase in losses was also due to $25.0 million of current year catastrophe losses in 2019.  The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).  There were no current year catastrophe losses for the three months ended March 31, 2018.

Segment Expenses.  Commission and brokerage decreased slightly by 0.9% to $81.4 million for the three months ended March 31, 2019 compared to $82.2 million for the three months ended March 31, 2018.  The decrease is mainly due to changes in the mix of business.  Segment other underwriting expenses decreased to $8.7 million for the three months ended March 31, 2019 compared to $10.6 million for the three months ended March 31, 2018.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$367.9	$415.7	$(47.8)	-11.5%
Net written premiums	349.3	395.0	(45.6)	-11.6%

Premiums earned	$330.1	$319.1	$11.0	3.4%
Incurred losses and LAE	198.0	129.5	68.5	52.8%
Commission and brokerage	74.1	81.5	(7.4)	-9.1%
Other underwriting expenses	11.5	10.1	1.4	13.5%
Underwriting gain (loss)	$46.5	$98.0	$(51.5)	-52.5%

				Point Chg
Loss ratio	60.0%	40.6%		19.4
Commission and brokerage ratio	22.4%	25.5%		(3.1)
Other underwriting expense ratio	3.5%	3.2%		0.3
Combined ratio	85.9%	69.3%		16.6

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 11.5% to $367.9 million for the three months ended March 31, 2019 compared to $415.7 million for the three months ended March 31, 2018, primarily due to decreased Bermuda property business and a negative impact of $9.7 million from the movement of foreign exchange rates.  Net written premiums decreased by 11.6% to $349.3 million for the three months ended March 31, 2019 compared to $395.0 million for the three months ended March 31, 2018, which is consistent with the change in gross written premiums.  Premiums earned increased 3.4% to $330.1 million for the three months ended March 31, 2019 compared to $319.1 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$204.5	62.0%		$-	0.0%		$204.5	62.0%
Catastrophes	-	0.0%		(6.6)	-2.0%		(6.6)	-2.0%
Total Segment	$204.5	62.0%		$(6.6)	-2.0%		$198.0	60.0%

2018
Attritional	$188.7	59.1%		$-	0.0%		$188.7	59.1%
Catastrophes	-	0.0%		(59.2)	-18.5%		(59.2)	-18.5%
Total Segment	$188.7	59.1%		$(59.2)	-18.5%		$129.5	40.6%

Variance 2019/2018
Attritional	$15.8	2.9	pts	$-	-	pts	$15.8	2.9	pts
Catastrophes	-	-	pts	52.6	16.5	pts	52.6	16.5	pts
Total Segment	$15.8	2.9	pts	$52.6	16.5	pts	$68.5	19.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 52.8% to $198.0 million for the three months ended March 31, 2019 compared to $129.5 million for the three months ended March 31, 2018, primarily due to $52.6 million less of favorable development on prior years catastrophe losses in 2019 compared to 2018.  The $59.2 million of favorable development in 2018 mainly related to Hurricanes Harvey, Irma and Maria.  In addition, current year attritional losses increased by $15.8 million due mainly to changes in the mix of business.  There were no current year catastrophe losses for the three months ended March 31, 2019 and 2018, respectively.

Segment Expenses.  Commission and brokerage decreased by 9.1% to $74.1 million for the three months ended March 31, 2019 compared to $81.5 million for the three months ended March 31, 2018, mainly due to the impact of the decrease in written premiums and changes in the mix of business.  Segment other underwriting expenses increased slightly to $11.5 million for the three months ended March 31, 2019 compared to $10.1 million for the three months ended March 31, 2018.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$595.1	$505.0	$90.1	17.8%
Net written premiums	457.1	386.3	70.9	18.4%

Premiums earned	$425.2	$393.3	$31.9	8.1%
Incurred losses and LAE	276.4	255.4	21.0	8.2%
Commission and brokerage	66.8	66.7	0.2	0.3%
Other underwriting expenses	63.2	58.7	4.5	7.7%
Underwriting gain (loss)	$18.8	$12.5	$6.3	50.0%

				Point Chg
Loss ratio	65.0%	64.9%		0.1
Commission and brokerage ratio	15.7%	16.9%		(1.2)
Other underwriting expense ratio	14.9%	15.0%		(0.1)
Combined ratio	95.6%	96.8%		(1.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 17.8% to $595.1 million for the three months ended March 31, 2019 compared to $505.0 million for the three months ended March 31, 2018.  This increase was related to most lines of business including property, casualty, energy, accident and health and premiums written through the Lloyd’s Syndicate.  Net written premiums increased by 18.4% to $457.1 million for the three months ended March 31, 2019 compared to $386.3 million for the three months ended March 31, 2018.  The change is consistent with the change in gross written premiums.  Premiums earned increased 8.1% to $425.2 million for the three months ended March 31, 2019 compared to $393.3 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$276.4	65.0%		$-	0.0%		$276.4	65.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total Segment	$276.4	65.0%		$-	0.0%		$276.4	65.0%

2018
Attritional	$260.0	66.1%		$-	0.0%		$260.0	66.1%
Catastrophes	-	0.0%		(4.6)	-1.2%		(4.6)	-1.2%
Total Segment	$260.0	66.1%		$(4.6)	-1.2%		$255.4	64.9%

Variance 2019/2018
Attritional	$16.4	(1.1)	pts	$-	-	pts	$16.4	(1.1)	pts
Catastrophes	-	-	pts	4.6	1.2	pts	4.6	1.2	pts
Total Segment	$16.4	(1.1)	pts	$4.6	1.2	pts	$21.0	0.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.2% to $276.4 million for the three months ended March 31, 2019 compared to $255.4 million for the three months ended March 31, 2018, mainly due to an increase of $16.4 million in current year attritional losses related to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2019 and 2018, respectively.

Segment Expenses.  Commission and brokerage increased slightly by 0.3% to $66.8 million for the three months ended March 31, 2019 compared to $66.7 million for the three months ended March 31, 2018.  The increase was mainly due to the impact of the increase in premiums earned.  Segment other underwriting expenses increased to $63.2 million for the three months ended March 31, 2019 compared to $58.7 million for the three months ended March 31, 2018.  The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $19,223.9 million at March 31, 2019, an increase of $790.9 million compared to $18,433.1 million at December 31, 2018.  This increase was primarily the result of $459.8 million of cash flows from operations, $253.7 million of pre-tax unrealized appreciation, $91.7 million in fair value re-measurements, $49.8 million of unsettled securities, $41.0 million due to fluctuations in foreign currencies and 8.1 million in equity adjustments of our limited partnership investments, partially offset by $57.1 million paid out in dividends to shareholders, the repurchase of 75,193 common shares for $16.2 million, $5.9 million of amortization bond premium and $2.9 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2019, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 53.8% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2019		At December 31, 2018
Fixed maturities, market value	$15,513.3	80.7%	$15,225.3	82.6%
Fixed maturities, fair value	2.4	0.0%	2.3	0.0%
Equity securities, fair value	883.2	4.6%	716.6	3.9%
Short-term investments	597.1	3.1%	241.0	1.3%
Other invested assets	1,644.0	8.6%	1,591.7	8.6%
Cash	584.0	3.0%	656.1	3.6%
Total investments and cash	$19,223.9	100.0%	$18,433.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2019	December 31, 2018
Fixed income portfolio duration (years)	3.1	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.5%	3.4%
Imbedded end of period yield, after-tax	3.1%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Fixed income portfolio total return	2.4%	1.3%
Barclay's Capital - U.S. aggregate index	2.9%	0.0%

Common equity portfolio total return	12.1%	-5.2%
S&P 500 index	13.7%	-4.4%

Other invested asset portfolio total return	1.0%	11.1%

The pre-tax equivalent total return for the bond portfolio was approximately 2.4% and 2.9%, respectively, for the three months ended March 31, 2019 and the twelve months ended December 31, 2018.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,785.1 million and $1,787.6 million at March 31, 2019 and December 31, 2018, respectively.  At March 31, 2019, $667.4 million, or 37.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $127.5 million, or 7.1%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”); $119.1 million, or 6.7%, was receivable from Zurich Vericherungs Gesellschaft (“Zurich”); and $97.2 million, or 5.4%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”).  The receivables from Resolution Group are fully collateralized by an individual trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $13,247.1 million and $13,119.1 million at March 31, 2019 and December 31, 2018, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,487.4	$2,122.5	$4,609.9	34.8%
International	1,293.6	1,004.9	2,298.5	17.4%
Bermuda	1,212.9	1,636.0	2,848.9	21.5%
Insurance	1,051.3	2,102.3	3,153.6	23.8%
Total excluding A&E	6,045.1	6,865.7	12,910.8	97.5%
A&E	262.9	73.4	336.3	2.5%
Total including A&E	$6,308.0	$6,939.1	$13,247.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,191.5	$2,498.7	$4,690.2	35.8%
International	1,194.3	1,010.4	2,204.7	16.8%
Bermuda	1,163.5	1,592.4	2,755.9	21.0%
Insurance	1,082.0	2,038.9	3,120.9	23.8%
Total excluding A&E	5,631.2	7,140.4	12,771.6	97.4%
A&E	270.6	76.9	347.5	2.6%
Total including A&E	$5,901.9	$7,217.3	$13,119.1	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2019	2018
Gross reserves	$336.3	$347.5
Reinsurance receivable	(84.7)	(86.0)
Net reserves	$251.6	$261.5

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2019, we had net asbestos loss reserves of $242.8 million, or 96.5%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.2 years at March 31, 2019.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $8,426.6 million as of March 31, 2019 from $7,903.8 million as of December 31, 2018.  This increase was the result of $348.9 million of net income, $231.2 million of unrealized appreciation on investments net of tax, $14.1 million of net foreign currency translation adjustments, $1.2 million of net benefit plan obligation adjustments and $0.8 million of share-based compensation transactions, partially offset by $57.1 million of shareholder dividends and the repurchase of 75,193 common shares for $16.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Shareholders’ equity at March 31, 2019 and December 31, 2018 was $8,426.6 million and $7,903.8 million, respectively.  Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models.  The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2018	2017	2018	2017
Regulatory targeted capital	$1,753.2	$2,368.6	$2,173.0	$2,076.9
Actual capital	$3,068.5	$3,085.9	$3,650.6	$3,391.9

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

During the first quarter of 2019, we repurchased 75,193 shares for $16.2 million in the open market and paid $57.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders.  In 2018, we repurchased 342,179 shares for $75.3 million in the open market and paid $216.2 million in dividends.  We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares.  On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares.  As of March 31, 2019, we had repurchased 28.6 million shares under this authorization.

Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $459.8 million and $195.6 million for the three months ended March 31, 2019 and 2018, respectively.  Additionally, these cash flows reflected net tax recoverables of $90.8 million and $51.3 million for the three months ended March 31, 2019 and 2018, respectively, and net catastrophe loss payments of $249.2 million and $265.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2019 and December 31, 2018, we held cash and short-term investments of $1,181.1 million and $897.1 million, respectively.  Our short-term investments are generally readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2019, we had $1,406.1 million of available for sale fixed maturity securities maturing within one year or less, $6,838.3 million maturing within one to five years and $3,663.1 million maturing after five years.  Our $883.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so.

Sales of securities might result in realized capital gains or losses.  At March 31, 2019 we had $72.3 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $267.7 million of pre-tax unrealized appreciation and $195.4 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2019, was $6,082.3 million.  As of March 31, 2019, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2019 and December 31, 2018, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At March 31, 2019, the Group Credit Facility had no outstanding letters of credit under tranche one and $588.0 million outstanding letters of credit under tranche two.  At December 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $558.8 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2019, was $6,073.1 million.  As of December 31, 2018, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2019 and December 31, 2018, Everest International Credit Facility had £26.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for March 31, 2019 and 2018, respectively.

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

Interest Rate Risk.  Our $19.2 billion investment portfolio, at March 31, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,888.6 million of mortgage-backed securities in the $15,515.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $597.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2019
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$17,088.6	$16,608.1	$16,112.8	$15,596.6	$15,077.7
Market/Fair Value Change from Base (%)	6.1%	3.1%	0.0%	-3.2%	-6.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$865.1	$439.7	$-	$(459.6)	$(922.0)

We had $13,247.1 million and $13,119.1 million of gross reserves for losses and LAE as of March 31, 2019 and December 31, 2018, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 2.9 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $10.3 billion, representing approximately 64.2% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$706.6	$794.9	$883.2	$971.5	$1,059.8
After-tax Change in Fair/Market Value	$(145.7)	$(72.8)	$-	$72.8	$145.7

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

ITEM 1A.                      RISK FACTORS

No material changes.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2019	0	$-	0	1,443,328
February 1 - 28, 2019	43,321	$223.4676	0	1,443,328
March 1 - 31, 2019	75,193	$214.8230	75,193	1,368,135
Total	118,514	$-	75,193	1,368,135

(1)      On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company’s executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through May 1, 2019, the Company purchased an additional 39,440 shares for $8.5 million under the share repurchase program.

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

Dated:  May 10, 2019