Form 10-Q
period 2019-06-30
EVEREST RE GROUP LTD
filed 2019-08-09
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seon Place – 4 Floor

141 Front Street

PO Box HM 845

HamiltonHM 19, Bermuda

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At August 1, 2019
Common Shares, $0.01 par value	RE	New York Stock Exchange	40,740,205

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$15,804,524	$15,225,263
(amortized cost: 2019, $15,506,555; 2018, $15,406,572)
Fixed maturities - available for sale, at fair value	-	2,337
Equity securities, at fair value	914,654	716,639
Short-term investments (cost: 2019, $744,486; 2018, $241,010)	744,602	240,987
Other invested assets (cost: 2019, $1,668,705; 2018, $1,591,745)	1,668,705	1,591,745
Cash	661,367	656,095
Total investments and cash	19,793,852	18,433,066
Accrued investment income	109,273	104,619
Premiums receivable	2,389,943	2,218,283
Reinsurance receivables	1,797,866	1,787,648
Funds held by reinsureds	498,043	445,040
Deferred acquisition costs	510,861	511,573
Prepaid reinsurance premiums	476,429	343,343
Income taxes	358,457	592,385
Other assets	453,067	358,042
TOTAL ASSETS	$26,387,791	$24,793,999

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,249,488	$13,119,090
Future policy benefit reserve	45,130	46,778
Unearned premium reserve	2,729,376	2,517,612
Funds held under reinsurance treaties	10,899	13,099
Other net payable to reinsurers	346,151	218,439
Senior notes due 06/01/2044	397,014	396,954
Long term notes due 05/01/2067	236,709	236,659
Accrued interest on debt and borrowings	3,063	3,093
Equity index put option liability	8,374	11,958
Unsettled securities payable	145,568	51,112
Other liabilities	331,859	275,401
Total liabilities	17,503,631	16,890,195

Commitments and contingencies (Note 8)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2019) 69,406
and (2018) 69,202 outstanding before treasury shares	694	692
Additional paid-in capital	2,198,461	2,188,777
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $32,754 at 2019 and $(20,697) at 2018	(44,902)	(462,557)
Treasury shares, at cost; 28,665 shares (2019) and 28,551 shares (2018)	(3,422,152)	(3,397,548)
Retained earnings	10,152,059	9,574,440
Total shareholders' equity	8,884,160	7,903,804
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,387,791	$24,793,999

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,817,299	$1,729,818	$3,549,996	$3,349,245
Net investment income	179,028	141,322	320,004	279,616
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5,157)	(888)	(8,090)	(958)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	35,429	16,664	130,594	(8,167)
Total net realized capital gains (losses)	30,272	15,776	122,504	(9,125)
Net derivative gain (loss)	353	2,987	3,584	3,260
Other income (expense)	(7,977)	3,036	(17,030)	15,100
Total revenues	2,018,975	1,892,939	3,979,058	3,638,096

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,094,630	1,341,314	2,143,180	2,398,491
Commission, brokerage, taxes and fees	420,950	383,402	810,424	741,041
Other underwriting expenses	104,833	93,099	203,818	189,383
Corporate expenses	7,535	6,633	14,187	15,629
Interest, fees and bond issue cost amortization expense	8,434	7,728	16,065	15,146
Total claims and expenses	1,636,382	1,832,176	3,187,674	3,359,690

INCOME (LOSS) BEFORE TAXES	382,593	60,763	791,384	278,406
Income tax expense (benefit)	39,738	(9,132)	99,629	(1,807)

NET INCOME (LOSS)	$342,855	$69,895	$691,755	$280,213

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	197,759	(41,776)	430,824	(232,400)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(1,869)	249	(3,691)	(8,523)
Total URA(D) on securities arising during the period	195,890	(41,527)	427,133	(240,923)

Foreign currency translation adjustments	(25,832)	(63,652)	(11,780)	(45,953)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,151	1,815	2,302	3,630
Total benefit plan net gain (loss) for the period	1,151	1,815	2,302	3,630
Total other comprehensive income (loss), net of tax	171,209	(103,364)	417,655	(283,246)

COMPREHENSIVE INCOME (LOSS)	$514,064	$(33,469)	$1,109,410	$(3,033)

EARNINGS PER COMMON SHARE:
Basic	$8.42	$1.71	$16.98	$6.85
Diluted	8.39	1.70	16.93	6.81

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2019	2018
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	40,651,148	40,835,272
Issued during the period, net	194,584	143,362
Treasury shares acquired	(75,193)	-
Balance, March 31	40,770,539	40,978,634
Issued during the period, net	9,403	(5,718)
Treasury shares acquired	(39,440)	(112,747)
Balance, June 30	40,740,502	40,860,169

COMMON SHARES (par value):
Balance, January 1	$692	$691
Issued during the period, net	2	1
Balance, March 31	694	692
Issued during the period, net	-	-
Balance, June 30	694	692

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,188,777	2,165,768
Share-based compensation plans	767	(2,249)
Balance, March 31	2,189,544	2,163,519
Share-based compensation plans	8,917	9,182
Balance, June 30	2,198,461	2,172,701

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	(462,557)	(160,891)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	(1,201)
Net increase (decrease) during the period	246,446	(179,882)
Balance, March 31	(216,111)	(341,974)
Net increase (decrease) during the period	171,209	(103,364)
Balance, June 30	(44,902)	(445,338)

RETAINED EARNINGS:
Balance, January 1	9,574,440	9,685,908
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	1,201
Net income (loss)	348,900	210,318
Dividends declared ($1.40 per share 2019 and $1.30 per share 2018)	(57,137)	(53,240)
Balance, March 31	9,866,203	9,844,187
Net income (loss)	342,855	69,895
Dividends declared ($1.40 per share 2019 and $1.30 per share 2018)	(56,999)	(53,240)
Balance, June 30	10,152,059	9,860,842

TREASURY SHARES AT COST:
Balance, January 1	(3,397,548)	(3,322,244)
Purchase of treasury shares	(16,153)	-
Balance, March 31	(3,413,701)	(3,322,244)
Purchase of treasury shares	(8,451)	(25,304)
Balance, June 30	(3,422,152)	(3,347,548)

TOTAL SHAREHOLDERS' EQUITY, June 30	$8,884,160	$8,241,349

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$691,755	$280,213
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(178,319)	(126,355)
Decrease (increase) in funds held by reinsureds, net	(56,180)	(77,794)
Decrease (increase) in reinsurance receivables	(19,319)	(467,011)
Decrease (increase) in income taxes	180,285	43,516
Decrease (increase) in prepaid reinsurance premiums	(137,092)	(86,044)
Increase (decrease) in reserve for losses and loss adjustment expenses	155,096	223,202
Increase (decrease) in future policy benefit reserve	(1,648)	(2,169)
Increase (decrease) in unearned premiums	219,263	151,528
Increase (decrease) in other net payable to reinsurers	132,474	101,970
Increase (decrease) in losses in course of payment	35,738	162,073
Change in equity adjustments in limited partnerships	(57,031)	(45,898)
Distribution of limited partnership income	41,321	42,269
Change in other assets and liabilities, net	(60,820)	(111,220)
Non-cash compensation expense	17,171	17,566
Amortization of bond premium (accrual of bond discount)	13,321	17,677
Net realized capital (gains) losses	(122,504)	9,125
Net cash provided by (used in) operating activities	853,511	132,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,009,921	1,099,762
Proceeds from fixed maturities sold - available for sale, at market value	2,318,207	1,225,373
Proceeds from fixed maturities sold - available for sale, at fair value	2,706	1,065
Proceeds from equity securities sold, at fair value	149,233	576,382
Distributions from other invested assets	143,752	2,978,865
Cost of fixed maturities acquired - available for sale, at market value	(3,466,331)	(2,163,331)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,381)
Cost of equity securities acquired, at fair value	(229,070)	(722,797)
Cost of other invested assets acquired	(207,323)	(3,168,655)
Net change in short-term investments	(499,983)	213,242
Net change in unsettled securities transactions	88,531	(33,351)
Net cash provided by (used in) investing activities	(690,357)	2,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(7,485)	(9,431)
Purchase of treasury shares	(24,604)	(25,304)
Dividends paid to shareholders	(114,136)	(106,480)
Cost of shares withheld on settlements of share-based compensation awards	(11,748)	(14,859)
Net cash provided by (used in) financing activities	(157,973)	(156,074)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	91	5,678

Net increase (decrease) in cash	5,272	(15,574)
Cash, beginning of period	656,095	635,067
Cash, end of period	661,367	619,493

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(83,995)	$(44,151)
Interest paid	15,984	14,754

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2019 and 2018

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

Leases. In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance. The Company also elected to apply the package of practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption. The Company did not elect the hindsight practical expedient to determine the lease term of existing leases (e.g. The Company did not re-assess lease renewals, termination options nor purchase options in determining lease terms). The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $69,869 thousand as part of other assets and a lease liability of $77,270 thousand as part of other liabilities in the consolidated balance sheet at the time of adoption, as well as de-recognizing the liability for deferred rent that was required under the previous guidance. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

3. INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At June 30, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,301,006	$33,777	$(2,578)	$1,332,205	$-
Obligations of U.S. states and political subdivisions	502,025	27,035	(351)	528,709	-
Corporate securities	5,892,619	161,213	(33,382)	6,020,450	368
Asset-backed securities	759,213	2,346	(1,958)	759,601	-
Mortgage-backed securities
Commercial	677,210	26,967	(927)	703,250	-
Agency residential	2,294,248	28,879	(11,711)	2,311,416	-
Non-agency residential	8,381	39	(15)	8,405	-
Foreign government securities	1,293,568	49,162	(39,548)	1,303,182	-
Foreign corporate securities	2,778,285	113,443	(54,422)	2,837,306	434
Total fixed maturity securities	$15,506,555	$442,861	$(144,892)	$15,804,524	$802

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629,454	$16,781	$(15,101)	$2,631,134	$-
Obligations of U.S. states and political subdivisions	490,018	12,915	(2,839)	500,094	439
Corporate securities	5,538,582	48,465	(141,515)	5,445,532	1,688
Asset-backed securities	545,427	162	(5,492)	540,097	-
Mortgage-backed securities
Commercial	329,883	2,167	(5,340)	326,710	-
Agency residential	1,832,760	7,325	(43,821)	1,796,264	-
Non-agency residential	10,198	37	(26)	10,209	-
Foreign government securities	1,335,328	34,743	(55,906)	1,314,165	98
Foreign corporate securities	2,694,922	63,994	(97,858)	2,661,058	320
Total fixed maturity securities	$15,406,572	$186,589	$(367,898)	$15,225,263	$2,545

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

	At June 30, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,566,736	$1,579,362	$1,328,571	$1,330,534
Due after one year through five years	6,605,036	6,687,305	8,114,247	8,016,490
Due after five years through ten years	2,761,724	2,880,168	2,455,911	2,413,846
Due after ten years	834,007	875,017	789,575	791,113
Asset-backed securities	759,213	759,601	545,427	540,097
Mortgage-backed securities:
Commercial	677,210	703,250	329,883	326,710
Agency residential	2,294,248	2,311,416	1,832,760	1,796,264
Non-agency residential	8,381	8,405	10,198	10,209
Total fixed maturity securities	$. 15,506,555	$. 15,804,524	$. 15,406,572	$. 15,225,263

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$227,266	$(40,921)	$481,160	$(260,406)
Fixed maturity securities, other-than-temporary impairment	(1,499)	456	(1,743)	267
Change in unrealized appreciation (depreciation), pre-tax	225,767	(40,465)	479,417	(260,139)
Deferred tax benefit (expense)	(29,954)	(1,007)	(52,431)	19,292
Deferred tax benefit (expense), other-than-temporary impairment	77	(55)	147	(76)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$195,890	$(41,527)	$427,133	$(240,923)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$37,959	$(11)	$352,523	$(2,567)	$390,482	$(2,578)
Obligations of U.S. states and political subdivisions	2,994	(50)	9,840	(301)	12,834	(351)
Corporate securities	243,339	(9,044)	956,838	(24,338)	1,200,177	(33,382)
Asset-backed securities	313,948	(1,051)	206,558	(907)	520,506	(1,958)
Mortgage-backed securities
Commercial	3,168	(35)	75,713	(892)	78,881	(927)
Agency residential	38,520	(100)	1,068,294	(11,611)	1,106,814	(11,711)
Non-agency residential	6,902	(15)	-	-	6,902	(15)
Foreign government securities	133,946	(6,114)	355,728	(33,434)	489,674	(39,548)
Foreign corporate securities	158,663	(5,387)	635,609	(49,035)	794,272	(54,422)
Total fixed maturity securities	$939,439	$(21,807)	$3,661,103	$(123,085)	$4,600,542	$(144,892)

	Duration of Unrealized Loss at June 30, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$72,925	$(1,270)	$653,276	$(21,829)	$726,201	$(23,099)
Due in one year through five years	251,725	(4,989)	1,317,255	(64,110)	1,568,980	(69,099)
Due in five years through ten years	223,082	(12,638)	216,841	(12,797)	439,923	(25,435)
Due after ten years	29,169	(1,709)	123,166	(10,939)	152,335	(12,648)
Asset-backed securities	313,948	(1,051)	206,558	(907)	520,506	(1,958)
Mortgage-backed securities	48,590	(150)	1,144,007	(12,503)	1,192,597	(12,653)
Total fixed maturity securities	$939,439	$(21,807)	$3,661,103	$(123,085)	$4,600,542	$(144,892)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2019 were $4,600,542 thousand and $144,892 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2019, did not exceed 0.9% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $21,807 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $12,934 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $123,085 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities, agency residential mortgage-backed securities and U.S. government agencies and corporations. Of these unrealized losses, $106,852 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$126,593	$114,824	$253,301	$223,506
Equity securities	4,596	6,672	8,103	13,499
Short-term investments and cash	5,393	2,092	9,598	3,824
Other invested assets
Limited partnerships	48,243	21,996	56,540	45,377
Other	3,299	2,659	6,279	6,984
Gross investment income before adjustments	188,124	148,243	333,821	293,190
Funds held interest income (expense)	1,422	1,939	7,390	5,569
Future policy benefit reserve income (expense)	(359)	(359)	(593)	(568)
Gross investment income	189,187	149,823	340,618	298,191
Investment expenses	(10,159)	(8,501)	(20,614)	(18,575)
Net investment income	$179,028	$141,322	$320,004	$279,616

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

The Company had contractual commitments to invest up to an additional $823,622 thousand in limited partnerships and private placement loans at June 30, 2019. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2023.

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

Starting in the third quarter of 2018, the Company has consolidated its participation in the facility. As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company has reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and has reclassified $243,864 thousand from other invested assets to short-term investments. As of June 30, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $717,083 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(5,157)	$(888)	$(8,090)	$(958)
Gains (losses) from sales	6,097	(43)	11,370	10,349
Fixed maturity securities, fair value:
Gains (losses) from sales	356	(1,068)	356	(1,082)
Gains (losses) from fair value adjustments	-	958	13	958
Equity securities, fair value:
Gains (losses) from sales	(1,315)	(1,563)	3,733	(1,523)
Gains (losses) from fair value adjustments	30,362	17,800	114,803	(17,453)
Other invested assets	(153)	581	243	584
Short-term investments gain (loss)	82	(1)	76	-
Total net realized capital gains (losses)	$30,272	$15,776	$122,504	$(9,125)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of fixed maturity securities	$522,687	$862,150	$2,320,913	$1,226,438
Gross gains from sales	11,908	6,824	28,046	19,826
Gross losses from sales	(5,455)	(7,935)	(16,320)	(10,559)

Proceeds from sales of equity securities	$79,733	$376,507	$149,233	$576,382
Gross gains from sales	2,576	7,359	8,251	14,046
Gross losses from sales	(3,891)	(8,922)	(4,518)	(15,569)

4. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Gross reserves beginning of period	$13,119,090	$11,884,321
Less reinsurance recoverables	(1,619,641)	(1,212,649)
Net reserves beginning of period	11,499,449	10,671,672

Incurred related to:
Current year	2,135,335	1,963,766
Prior years	7,845	434,725
Total incurred losses and LAE	2,143,180	2,398,491

Paid related to:
Current year	374,123	490,884
Prior years	1,598,544	2,089,606
Total paid losses and LAE	1,972,667	2,580,490

Foreign exchange/translation adjustment	(57,392)	(67,978)

Net reserves end of period	11,612,570	10,421,695
Plus reinsurance recoverables	1,636,918	1,621,639
Gross reserves end of period	$13,249,488	$12,043,334

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses increased slightly by $7,845 thousand for the six months ended June 30, 2019 and increased by $,434725 thousand for the six months ended June 30, 2018. The increase for the six months ended June 30, 2018 was mainly due to $532,155 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires. The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers. This reserve increase was partially offset by $97,430 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business.

5. DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). Two of these contracts had expired prior to June 30, 2019 and another one expired on July 1, 2019, with no liabilities due under the terms of the expired contracts.

The Company had four remaining equity index put option contracts at June 30, 2019, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the June 30, 2019 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 1%. The theoretical maximum payouts under these equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At June 30, 2019, the present value of these theoretical maximum payouts using a 3% discount factor was $353,283 thousand, including $80,993 thousand for the contract that expired on July 1, 2019. Conversely, if the contracts had all expired on June 30, 2019, with the S&P index at $2,941.76, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index. Based on historical index volatilities and trends and the June 30, 2019 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 9%. The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero. At June 30, 2019, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,113 thousand. Conversely, if the contract had expired on June 30, 2019, with the FTSE index at ₤7,425.63, there would have been no settlement amount.

At June 30, 2019 and December 31, 2018, the fair value for these equity put options was $8,374 thousand and $11,958 thousand, respectively.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2019	December 31, 2018
Equity index put option contracts	Equity index put option liability	$8,374	$11,958
Total		$8,374	$11,958

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2019	2018	2019	2018
Equity index put option contracts	Net derivative gain (loss)	$353	$2,987	$3,584	$3,260
Total		$353	$2,987	$3,584	$3,260

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

The levels in the hierarchy are defined as follows:

Level 1:Inputs to the valuation methodology are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2:Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2019, $544,971 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $412,095 thousand, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $132,876 thousand were valued at either par or amortized cost, which the Company believes approximates fair value. At December 31, 2018, $435,959 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $354,143 thousand and all of the $2,337 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties. The remaining Level 3 fixed maturities of $80,663 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2019 and December 31, 2018 of $155,784 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

The composition and valuation inputs for the presented fixed maturities categories are as follows:

•U.S. Treasury securities and obligations of U.S. government agencies and corporations are primarily comprised of U.S. Treasury bonds and the fair value is based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields;

•Obligations of U.S. states and political subdivisions are comprised of state and municipal bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•Corporate securities are primarily comprised of U.S. corporate and public utility bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;

•Asset-backed and mortgage-backed securities fair values are based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads;

•Foreign government securities are comprised of global non-U.S. sovereign bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;

•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,332,205	$-	$1,332,205	$-
Obligations of U.S. States and political subdivisions	528,709	-	528,709	-
Corporate securities	6,020,450	-	5,477,572	542,878
Asset-backed securities	759,601	-	759,601	-
Mortgage-backed securities
Commercial	703,250	-	703,250	-
Agency residential	2,311,416	-	2,311,416	-
Non-agency residential	8,405	-	8,405	-
Foreign government securities	1,303,182	-	1,303,182	-
Foreign corporate securities	2,837,306	-	2,835,213	2,093
Total fixed maturities, market value	15,804,524	-	15,259,553	544,971

Fixed maturities, fair value	-	-	-	-
Equity securities, fair value	914,654	834,213	80,441	-

Liabilities:
Equity index put option contracts	$8,374	$-	$-	$8,374

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2019.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Decemer 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,631,134	$-	$2,631,134	$-
Obligations of U.S. States and political subdivisions	500,094	-	500,094	-
Corporate securities	5,445,532	-	5,017,317	428,215
Asset-backed securities	540,097	-	540,097	-
Mortgage-backed securities
Commercial	326,710	-	326,710	-
Agency residential	1,796,264	-	1,796,264	-
Non-agency residential	10,209	-	10,209	-
Foreign government securities	1,314,165	-	1,314,165	-
Foreign corporate securities	2,661,058	-	2,653,314	7,744
Total fixed maturities, market value	15,225,263	-	14,789,304	435,959

Fixed maturities, fair value	2,337	-	-	2,337
Equity securities, fair value	716,639	674,433	42,206	-

Liabilities:
Equity index put option contracts	$11,958	$-	$-	$11,958

In addition, $154,908 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as June 30, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$437,826	$7,298	$445,124	$428,215	$7,744	$435,959
Total gains or (losses) (realized/unrealized)
Included in earnings	(2,528)	(238)	(2,766)	2,330	(119)	2,211
Included in other comprehensive income (loss)	1,871	-	1,871	2,444	-	2,444
Purchases, issuances and settlements	101,732	(4,967)	96,765	108,370	(5,532)	102,838
Transfers in and/or (out) of Level 3	3,977	-	3,977	1,519	-	1,519
Ending balance	$542,878	$2,093	$544,971	$542,878	$2,093	$544,971

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

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Far Value
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$2,350	$2,350	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	356	356	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2,706)	(2,706)	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Far Value
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$1,821	$1,821	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(142)	(142)	(156)	(156)
Included in other comprehensive income (loss)	32	32	32	32
Purchases, issuances and settlements	1,481	1,481	3,316	3,316
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,192	$3,192	$3,192	$3,192

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3,977 thousand and $1,519 thousand for the three and six months ended June 30, 2019, respectively. The transfers during 2019 were related to securities that were priced using a recognized pricing service as of December 31, 2018. These securities were subsequently priced by investment managers as of June 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	-2018	2019	2018
Liabilities:
Balance, beginning of period	$8,727	$12,205	$11,958	$12,477
Total (gains) or losses (realized/unrealized)
Included in earnings	(353)	(2,987)	(3,584)	(3,260)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$8,374	$9,218	$8,374	$9,218

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss) per share:
Numerator
Net income (loss)	$342,855	$69,895	$691,755	$280,213
Less: dividends declared-common shares and nonvested common shares	(56,999)	(53,240)	(114,136)	(106,480)
Undistributed earnings	285,856	16,655	577,619	173,733
Percentage allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	282,624	16,477	571,326	171,881
Add: dividends declared-common shareholders	56,394	52,705	112,925	105,403
Numerator for basic and diluted earnings per common share	$339,018	$69,183	$684,251	$277,284

Denominator
Denominator for basic earnings per weighted-average common shares	40,277	40,504	40,291	40,487
Effect of dilutive securities:
Options	126	206	134	213
Denominator for diluted earnings per adjusted weighted-average common shares	40,404	40,710	40,425	40,699

Per common share net income (loss)
Basic	$8.42	$1.71	$16.98	$6.85
Diluted	$8.39	$1.70	$16.93	$6.81

(1) Basic weighted-average common shares outstanding	40,277	40,504	40,291	40,487
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,738	40,943	40,735	40,923
Percentage allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2019 and 2018.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,386	$142,754
Unaffiliated life insurance company	33,720	34,717

9. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$228,053	$(28,872)	$199,181	$484,683	$(52,263)	$432,420
URA(D) on securities - OTTI	(1,499)	77	(1,422)	(1,743)	147	(1,596)
Reclassification of net realized losses (gains) included in net income (loss)	(787)	(1,082)	(1,869)	(3,523)	(168)	(3,691)
Foreign currency translation adjustments	(27,823)	1,991	(25,832)	(11,225)	(555)	(11,780)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,457	(306)	1,151	2,914	(612)	2,302
Total other comprehensive income (loss)	$199,401	$(28,192)	$171,209	$471,106	$(53,451)	$417,655

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(41,271)	$(906)	$(42,177)	$(250,431)	$17,840	$(232,591)
URA(D) on securities - OTTI	456	(55)	401	267	(76)	191
Reclassification of net realized losses (gains) included in net income (loss)	350	(101)	249	(9,975)	1,452	(8,523)
Foreign currency translation adjustments	(69,202)	5,550	(63,652)	(51,857)	5,904	(45,953)
Reclassification of benefit plan liability amortization included in net income (loss)	2,297	(482)	1,815	4,595	(965)	3,630
Total other comprehensive income (loss)	$(107,370)	$4,006	$(103,364)	$(307,401)	$24,155	$(283,246)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2019	2018	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(787)	$350	$(3,523)	$(9,975)	Other net realized capital gains (losses)
	(1,082)	(101)	(168)	1,452	Income tax expense (benefit)
	$(1,869)	$249	$(3,691)	$(8,523)	Net income (loss)

Benefit plan net gain (loss)	$1,457	$2,297	$2,914	$4,595	Other underwriting expenses
	(306)	(482)	(612)	(965)	Income tax expense (benefit)
	$1,151	$1,815	$2,302	$3,630	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance of URA (D) on securities	$51,851	$(150,628)	$(179,392)	$49,969
Change to beginning balance due to adoption of ASU 2016-01	-	-	-	(1,201)
Current period change in URA (D) of investments - temporary	197,312	(41,928)	428,729	(241,114)
Current period change in URA (D) of investments - non-credit OTTI	(1,422)	401	(1,596)	191
Ending balance of URA (D) on securities	247,741	(192,155)	247,741	(192,155)

Beginning balance of foreign currency translation adjustments	(201,695)	(121,232)	(215,747)	(138,931)
Current period change in foreign currency translation adjustments	(25,832)	(63,652)	(11,780)	(45,953)
Ending balance of foreign currency translation adjustments	(227,527)	(184,884)	(227,527)	(184,884)

Beginning balance of benefit plan net gain (loss)	(66,267)	(70,114)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,151	1,815	2,302	3,630
Ending balance of benefit plan net gain (loss)	(65,116)	(68,299)	(65,116)	(68,299)

Ending balance of accumulated other comprehensive income (loss)	$(44,902)	$(445,338)	$(44,902)	$(445,338)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Credit facility interest and fees incurred	$105	$105	$210	$210

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus

25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2019, was $6,170,284 thousand. As of June 30, 2019, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2019			At December 31, 2018
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	597,058	12/31/2019	600,000	558,818	12/31/2019
Total Wells Fargo Bank Group Credit Facility		$800,000	$597,058		$800,000	$558,818

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2019	$200,000	$3,482	02/28/2019
		72,488	12/31/2019		3,672	11/24/2019
		3,482	02/29/2020		72,443	12/31/2019
		289	08/15/2020		296	08/15/2020
		173	12/16/2020		177	12/16/2020
		122	12/20/2020		125	12/20/2020
		2,989	12/31/2020		1,851	11/04/2022
		40,876	06/30/2023		407	11/13/2022
		-			59,293	12/30/2022
Total Citibank Bilateral Agreement	$200,000	$124,091		$200,000	$141,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2019, was $6,161,032 thousand. As of June 30, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£30,000	£24,845	12/31/2022	£30,000	£26,000	12/31/2022
	-	-		-	-
Total Lloyd's Bank Credit Facility	£30,000	£24,845		£30,000	£26,000

11. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2019, the total amount on deposit in trust accounts was $894,918 thousand.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mt. Logan Re Segregated Accounts	2019	2018	2019	2018
(Dollars in thousands)
Ceded written premiums	58,887	46,641	140,450	130,430
Ceded earned premiums	74,315	65,957	140,640	126,838
Ceded losses and LAE	39,366	135,299	85,415	160,523

Assumed written premiums	2,724	1,604	5,033	4,647
Assumed earned premiums	2,724	1,604	5,033	4,647
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $993,274 thousand and $1,156,853 thousand at June 30, 2019 and December 31, 2018, respectively. Of this amount, Group had investments recorded at $46,982 thousand and $45,625 thousand at June 30, 2019 and December 31, 2018, respectively, in the segregated accounts.

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

				June 30, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06-05-2014	06-01-2044	400,000	$397,014	$429,048	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In thousands	2019	2018	2019	2018
Interest expense incurred	$(4,868)	$4,868	$9,736	$9,736

13. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04-26-2007	$400,000	05-15-2037	05-01-2067	$236,709	$211,125	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2019 to August 14, 2019 is 4.90%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense incurred	$3,406	$2,702	$6,011	$5,093

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30,	June 30,
Lease expense incurred:	2019	2019
Operating lease cost	$6,031	$11,218

At June 30,
(Dollars in thousands)	2019
Operating lease right of use assets	$62,468
Operating lease liabilities	69,191

Six Months Ended
June 30,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$(8,926)

At June 30,
2019
Weighted average remaining operating lease term	5.9 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$9,459
2020	18,653
2021	9,823
2022	9,543
2023	9,291
2024	9,000
Thereafter	20,424
Undiscounted lease payments	86,193
Less: present value adjustment	17,002
Total operating lease liability	$69,191

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, will be effective October 1, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year. The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex by the end of 2020.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$641,764	$652,109	$1,405,910	$1,296,331
Net written premiums	506,840	566,303	1,176,547	1,112,134

Premiums earned	$620,780	$603,884	$1,247,251	$1,167,269
Incurred losses and LAE	351,725	509,653	671,829	1,054,846
Commission and brokerage	172,602	148,712	339,704	276,032
Other underwriting expenses	15,727	15,472	31,318	32,358
Underwriting gain (loss)	$80,726	$(69,953)	$204,400	$(195,967)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$372,861	$399,024	$772,915	$765,748
Net written premiums	357,917	355,309	733,422	700,464

Premiums earned	$360,075	$363,795	$711,010	$707,399
Incurred losses and LAE	212,972	301,406	467,107	428,430
Commission and brokerage	88,170	92,088	169,595	174,265
Other underwriting expenses	9,835	10,349	18,516	20,925
Underwriting gain (loss)	$49,098	$(40,048)	$55,792	$83,779

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$394,962	$369,440	$762,813	$785,126
Net written premiums	369,929	355,236	719,270	750,204

Premiums earned	$362,905	$353,698	$693,018	$672,832
Incurred losses and LAE	218,385	250,097	416,344	379,610
Commission and brokerage	84,606	80,318	158,716	161,805
Other underwriting expenses	11,868	10,762	23,365	20,895
Underwriting gain (loss)	$48,046	$12,521	$94,593	$110,522

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$757,068	$645,948	$1,352,125	$1,150,923
Net written premiums	549,297	469,530	1,006,442	855,782

Premiums earned	$473,539	$408,441	$898,717	$801,745
Incurred losses and LAE	311,548	280,158	587,900	535,605
Commission and brokerage	75,572	62,284	142,409	128,939
Other underwriting expenses	67,403	56,516	130,619	115,205
Underwriting gain (loss)	$19,016	$9,483	$37,789	$21,996

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Underwriting gain (loss)	$196,886	$(87,997)	$392,574	$20,330
Net investment income	179,028	141,322	320,004	279,616
Net realized capital gains (losses)	30,272	15,776	122,504	(9,125)
Net derivative gain (loss)	353	2,987	3,584	3,260
Corporate expenses	(7,535)	(6,633)	(14,187)	(15,629)
Interest, fee and bond issue cost amortization expense	(8,434)	(7,728)	(16,065)	(15,146)
Other income (expense)	(7,977)	3,036	(17,030)	15,100
Income (loss) before taxes	$382,593	$60,763	$791,384	$278,406

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
United Kingdom gross written premium	$207,140	$177,072	$470,997	$435,331

No other country represented more than 5% of the Company’s revenues.

16. SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2019, 1,916 share-based compensation awards were granted. There were 1,115 restricted shares, granted on May 15, 2019, with a fair value of $247.930 per share and 801 restricted shares granted on May 23, 2019, with a fair value of $249.830 per share.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,276	$2,977	$4,552	$5,954
Interest cost	2,930	2,585	5,860	5,170
Expected return on plan assets	(5,016)	(3,670)	(10,031)	(7,341)
Amortization of net (income) loss	1,601	2,237	3,203	4,473
FAS 88 settlement charge	104	-	208	-
Net periodic benefit cost	$1,895	$4,129	$3,792	$8,256

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$286	$446	$573	$893
Interest cost	295	307	590	614
Amortization of prior service cost	(144)	(33)	(289)	(66)
Amortization of net (income) loss	-	94	-	188
Net periodic benefit cost	$437	$814	$874	$1,629

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2019 and 2018.

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

The Company generally applies the estimated Annualized Effective Tax Rate (“AETR”) approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting. Under the AETR approach, the estimated annualized effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period. If the AETR approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited as prescribed under ASC 740-270 to the estimated recoverable based on the year-to-date result. The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/loss and annualized effective tax rate.

19. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Gross written premiums	$2,166.7	$2,066.5	$4.8	$4,293.8	$3,998.1	7.4%
Net written premiums	1,784.0	1,746.4	2.2	3,635.7	3,418.6	6.4%
			-
REVENUES:			-
Premiums earned	$1,817.3	$1,729.8	$5.1	$3,550.0	$3,349.2	6.0%
Net investment income	179.0	141.3	26.7	320.0	279.6	14.4%
Net realized capital gains (losses)	30.3	15.8	91.9	122.5	(9.1)	NM %
Net derivative gain (loss)	0.4	3.0	(88.2)	3.6	3.3	9.9%
Other income (expense)	(8.0)	3.0	NM	(17.0)	15.1	(212.8)%
Total revenues	2,019.0	1,892.9	6.7	3,979.1	3,638.1	9.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,094.6	1,341.3	(18.4)	2,143.2	2,398.5	(10.6)%
Commission, brokerage, taxes and fees	421.0	383.4	9.8	810.4	741.0	9.4%
Other underwriting expenses	104.8	93.1	12.6	203.8	189.4	7.6%
Corporate expenses	7.5	6.6	13.6	14.2	15.6	(9.2)%
Interest, fees and bond issue cost amortization expense	8.4	7.7	9.1	16.1	15.1	6.1%
Total claims and expenses	1,636.4	1,832.2	(10.7)	3,187.7	3,359.7	(5.1)%

INCOME (LOSS) BEFORE TAXES	382.6	60.8	NM	791.4	278.4	184.3%
Income tax expense (benefit)	39.7	(9.1)	NM	99.6	(1.8)	NM %
NET INCOME (LOSS)	$342.9	$69.9	$ NM	$691.8	$280.2	146.9%

RATIOS:			Point Change			Point Change
Loss ratio	60.2%	77.5%	(17.3)	60.4%	71.6%	(11.2)
Commission and brokerage ratio	23.2%	22.2%	1.0	22.8%	22.1%	0.7
Other underwriting expense ratio	5.8%	5.4%	0.4	5.7%	5.7%	-
Combined ratio	89.2%	105.1%	(15.9)	88.9%	99.4%	(10.5)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2019	2018	(Decrease)
Balance sheet data:
Total investments and cash				$19,793.9	$18,433.1	7.4%
Total assets				26,387.8	24,794.0	6.4%
Loss and loss adjustment expense reserves				13,249.5	13,119.1	1.0%
Total debt				633.7	633.6	0.0%
Total liabilities				17,503.6	16,890.2	3.6%
Shareholders' equity				8,884.2	7,903.8	12.4%
Book value per share				218.07	194.43	12.2%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 4.8% to $2,166.7 million for the three months ended June 30, 2019, compared to $2,066.5 million for the three months ended June 30, 2018, reflecting a $111.1 million, or 17.2%, increase in our insurance business, partially offset by an $11.0 million, or 0.8%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy, and specialty lines. The decrease in reinsurance premiums was mainly due to decreases in treaty property writings, partially offset by an increase in treaty casualty business. Excluding a negative impact of $23.4 million resulting from foreign exchange, gross written premiums for reinsurance would have increased by $12.4 million or 0.9%. Gross written premiums increased by 7.4% to $4,293.8 million for the six months ended June 30, 2019, compared to $3,998.1 million for the six months ended June 30, 2018, reflecting a $201.2 million, or 17.5%, increase in our insurance business and a $94.4 million, or 3.3%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy, specialty lines, accident and health and business written through the Lloyd’s Syndicate. The increase in reinsurance premiums was mainly due to increases in treaty casualty writings, partially offset by a decline in property business. Excluding a negative impact of $48.1 million resulting from foreign exchange, gross written premiums for reinsurance would have increased by $142.5 million or 5.0%.

Net written premiums increased by 2.2% to $1,784.0 million for the three months ended June 30, 2019, compared to $1,746.4 million for the three months ended June 30, 2018. Net written premiums increased by 6.4% to $3,635.7 million for the six months ended June 30, 2019, compared to $3,418.6 million for the six months ended June 30, 2018. These changes are consistent with the changes in gross written premiums. Premiums earned increased by 5.1% to $1,817.3 million for the three months ended June 30, 2019, compared to $1,729.8 million for the three months ended June 30, 2018. Premiums earned increased by 6.0% to $3,550.0 million for the six months ended June 30, 2019, compared to $3,349.2 million for the six months ended June 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 26.7% to $179.0 million for the three months ended June 30, 2019 compared with investment income of $141.3 million for the three months ended June 30, 2018. Net investment income increased by 14.4% to $320.0 million for the six months ended June 30, 2019 compared with investment income of $279.6 million for the six months ended June 30, 2018. Net pre-tax investment income, as a percentage of average invested assets, was 3.7% for the three months ended June 30, 2019 compared to 3.1% for the three months ended June 30, 2018. Net pre-tax investment income, as a percentage of average invested assets, was 3.4% for the six months ended June 30, 2019 compared to 3.1% for the six months ended June 30, 2018. The increases in income and yield were primarily the result of higher income from our limited partnerships and from our growing fixed maturity portfolio, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses). Net realized capital gains were $30.3 million and $15.8 million for the three months ended June 30, 2019 and 2018, respectively. The net realized capital gains of $30.3 million for the three months ended June 30, 2019 were comprised of $30.4 million of net gains from fair value re-measurements and $5.1 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-temporary impairments. The net realized capital gains of $15.8 million for the three months ended June 30, 2018 were comprised of $18.8 million of net gains from fair value re-measurements, partially offset by $2.1 million of net realized capital losses from sales of investments and $0.9 million of other-than-temporary impairments.

Net realized capital gains were $122.5 million for the six months ended June 30, 2019 compared to net realized capital losses of $9.1 million for the six months ended June 30, 2018. The net realized capital gains of $122.5 million for the six months ended June 30, 2019 were comprised of $114.8 million of net gains from fair value re-measurements and $15.8 million of net realized capital gains from sales of investments, partially offset by $8.1 million of other-than-temporary impairments. The net realized capital losses of $9.1 million for the six months ended June 30, 2018 were comprised of $16.5 million of net losses from fair value re-measurements and $1.0 million of other-than-temporary impairments, partially offset by $8.4 million of net realized capital gains from sales of investments.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, five of which remained outstanding at June 30, 2019. These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss). As a result of these adjustments in value, we recognized net derivative gains of $0.4 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and net derivative gains of $3.6 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense). We recorded other expense of $8.0 million and other income of $3.0 million for the three months ended June 30, 2019 and 2018, respectively. We recorded other expense of $17.0 million and other income of $15.1 million for the six months ended June 30, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions. We incurred foreign currency exchange expense of $7.9 million and foreign currency exchange income of $19.1 million for the three months ended June 30, 2019 and 2018, respectively. We incurred foreign currency exchange expense of $14.0 million and foreign currency exchange income of $29.0 million for the six months ended June 30, 2019 and 2018, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Eded June 30,
	Current	Ration %/		Prior	Ration %/		Total	Ration %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,085.2	59.6%		$(20.6)	-1.1%		$1,064.6	58.5%
Catastrophes	-	-%		30.0	1.7%		30.0	1.7%
Total	$1,085.2	59.6%		$9.4	0.6%		$1,094.6	60.2%

2018
Attritional	$941.6	54.3%		$(97.4)	-5.6%		$844.2	48.7%
Catastrophes	65.0	3.8%		432.2	25.0%		497.2	28.8%
Total	$1,006.6	58.1%		$334.8	19.4%		$1,341.3	77.5%

Variance 2019/2018
Attritional	$143.6	5.3	pts	$76.8	4.5	pts	$220.4	9.8	pts
Catastrophes	(65.0)	(3.8)	pts	(402.2)	(23.3)	pts	(467.2)	(27.1)	pts
Total	$78.6	1.5	pts	$(325.4)	(18.8)	pts	$(246.7)	(17.3)	pts

	Six Months Ended
	Current	Ration %/		Prior	Ration %/		Total	Ration %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$2,110.3	59.5%		$(22.2)	-0.6%		$2,088.2	58.9%
Catastrophes	25.0	0.7%		30.0	0.8%		55.0	1.5%
Total	$2,135.3	60.2%		$7.8	0.2%		$2,143.2	60.4%

2018
Attritional	$1,898.8	56.7%		$(97.4)	-2.9%		$1,801.3	53.8%
Catastrophes	65.0	1.9%		532.2	15.9%		597.2	17.8%
Total	$1,963.8	58.6%		$434.7	13.0%		$2,398.5	71.6%

Variance 2019/2018
Attritional	$211.5	2.8	pts	$75.2	2.3	pts	$286.9	5.1	pts
Catastrophes	(40.0)	(1.2)	pts	(502.2)	(15.1)	pts	(542.2)	(16.3)	pts
Total	$171.5	1.6	pts	$(427.0)	(12.8)	pts	$(255.3)	(11.2)	pts

Incurred losses and LAE decreased by 18.4% to $1,094.6 million for the three months ended June 30, 2019, compared to $1,341.3 million for the three months ended June 30, 2018, primarily due to a $402.2 million reduction in unfavorable development on prior years catastrophe losses in 2019 compared to 2018 and a decrease of $65.0 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $143.6 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business and $76.8 million of less favorable development on prior years attritional losses. There were no current year catastrophe losses for the three months ended June 30, 2019. The current year catastrophe losses of $65.0 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($15.0 million).

Incurred losses and LAE decreased by 10.6% to $2,143.2 million for the six months ended June 30, 2019, compared to $2,398.5 million for the six months ended June 30, 2018, primarily due to a $502.2 million reduction in unfavorable development on prior years catastrophe losses in 2019 compared to 2018 and a decrease of $40.0 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $211.5 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and less favorable development on prior years attritional losses of $75.2 million. The current year catastrophe losses of $25.0 million for the six months ended June 30, 2019 related to the Townsville monsoon in Australia ($25.0 million). The current year catastrophe losses of $65.0 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($15.0 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 9.8% to $421.0 million for the three months ended June 30, 2019 compared to $383.4 million for the three months ended June 30, 2018. Commission, brokerage, taxes and fees increased by 9.4% to $810.4 million for the six months ended June 30, 2019 compared to $741.0 million for the six months ended June 30, 2018. The increases were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $104.8 million and $93.1 million for the three months ended June 30, 2019 and 2018, respectively. Other underwriting expenses were $203.8 million and $189.4 million for the six months ended June 30, 2019 and 2018, respectively. The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $7.5 million and $6.6 million for the three months ended June 30, 2019 and 2018, respectively, and $14.2 million and $15.6 million for the six months ended June 30, 2019 and 2018, respectively. The decline for the six month period was mainly due to lower employee benefit costs.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $8.4 million and $7.7 million for the three months ended June 30, 2019 and 2018, respectively. Interest, fees and other bond amortization expense was $16.1 million and $15.1 million for the six months ended June 30, 2019 and 2018, respectively. The change in expense was primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 4.90% as of June 30, 2019.

Income Tax Expense (Benefit). We had an income tax expense of $39.7 million and $99.6 million for the three and six months ended June 30, 2019, respectively. We had an income tax benefit of $9.1 million and $1.8 million for the three and six months ended June 30, 2018, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected primarily by tax-exempt investment income and foreign tax credits. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, net capital gains (losses) and foreign exchange gains (losses), among jurisdictions with different income tax rates. The change in income tax expense (benefit) for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to an increases in earned premiums and net realized capital gains and a decrease in unfavorable development on prior year catastrophe losses.

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies ("PFICs"). The proposed regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. As these regulations have only been recently issued, Management is currently in the process of evaluating the impact to its shareholders and business operations.

Net Income (Loss).

Our net income was $342.9 million and $69.9 million for the three months ended June 30, 2019 and 2018, respectively. Our net income was $691.8 million and $280.2 million for the six months ended June 30, 2019 and 2018, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 15.9 points to 89.2% for the three months ended June 30, 2019, compared to 105.1% for the three months ended June 30, 2018, and decreased by 10.5 points to 88.9% for the six months ended June 30, 2019, compared to 99.4% for the six months ended June 30, 2018. The loss ratio component decreased 17.3 points and 11.2 points for the three and six months ended June 30, 2019 over the same periods last year mainly due to higher unfavorable development on prior year catastrophe losses in 2018 compared to 2019. The commission and brokerage ratio component increased slightly to 23.2% for the three months ended June 30, 2019 compared to 22.2% for the three months ended June 30, 2018, and increased slightly to 22.8% for the six months ended June 30, 2019 compared to 22.1% for the six months ended June 30, 2018. The other underwriting expense ratios increased slightly to 5.8% for the three months ended June 30, 2019 from 5.4% for the three months ended June 30, 2018, and remained the same at 5.7% for the six months ended June 30, 2019 and 2018.

Shareholders’ Equity.

Shareholders’ equity increased by $980.4 million to $8,884.2 million at June 30, 2019 from $7,903.8 million at December 31, 2018, principally as a result of $691.8 million of net income, $427.1 million of unrealized appreciation on investments net of tax, $9.7 million of share-based compensation transactions and $2.3 million of net benefit plan obligation adjustments, partially offset by $114.1 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $11.8 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 26.7% to $179.0 million for the three months ended June 30, 2019, compared with investment income of $141.3 million for the three months ended June 30, 2018. Net investment income increased by 14.4% to $320.0 million for the six months ended June 30, 2019, compared with investment income of $279.6 million for the six months ended June 30, 2018. The increases were primarily the result of higher income from our limited partnerships and from our growing fixed maturity portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Fixed maturities	$126.6	$114.8	$253.3	$223.5
Equity securities	4.6	6.7	8.1	13.5
Short-term investments and cash	5.4	2.1	9.6	3.8
Other invested assets
Limited partnerships	48.2	22.0	56.5	45.4
Other	3.3	2.7	6.3	7.0
Gross investment income before adjustments	188.1	148.2	333.8	293.2
Funds held interest income (expense)	1.4	1.9	7.4	5.6
Future policy benefit reserve income (expense)	(0.4)	(0.4)	(0.6)	(0.6)
Gross investment income	189.1	149.8	340.6	298.2
Investment expenses	(10.2)	(8.5)	(20.6)	(18.6)
Net investment income	$179.0	$141.3	$320.0	$279.6

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets	3.0%	3.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.7%	3.1%	3.4%	3.1%
Annualized after-tax yield on average cash and invested assets	3.4%	2.7%	3.0%	2.7%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$11.6	$6.8	$4.8	$27.7	$19.8	$7.9
Losses	(5.4)	(6.9)	1.5	(16.3)	(9.5)	(6.8)
Total	6.1	(0.1)	6.2	11.4	10.3	1.1

Fixed maturity securities, fair value:
Gains	$0.4	$-	$0.4	$0.4	$-	$0.4
Losses	-	(1.1)	1.1	-	(1.1)	1.1
Total	0.4	(1.1)	1.5	0.4	(1.1)	1.5

Equity securities, fair value:
Gains	2.6	7.3	(4.7)	8.3	14.0	(5.7)
Losses	(3.9)	(9.0)	5.1	(4.5)	(15.6)	11.1
Total	(1.4)	(1.6)	0.2	3.7	(1.5)	5.2

Other Invested Assets:
Gains	(0.1)	0.6	(0.7)	0.3	0.6	(0.3)
Losses	(0.1)	-	(0.1)	(0.1)	-	(0.1)
Total	(0.2)	0.6	(0.8)	0.2	0.6	(0.4)

Short Term Investments:
Gains	0.1	-	0.1	0.1	-	0.1
Losses	-	-	-	-	-	-
Total	0.1	-	0.1	0.1	-	0.1

Total net realized gains (losses) from sales:
Gains	14.6	14.8	(0.2)	36.7	34.5	2.2
Losses	(9.4)	(16.9)	7.5	(20.9)	(26.1)	5.2
Total	5.1	(2.1)	7.2	15.8	8.4	7.4

Other-than-temporary impairments:	(5.2)	(0.9)	(4.3)	(8.1)	(1.0)	(7.1)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.0	(1.0)	-	1.0	(1.0)
Equity securities, fair value	30.4	17.8	12.6	114.8	-17.5	132.3
Total	30.4	18.8	11.6	114.8	-16.5	131.3

Total net realized capital gains (losses)	$30.3	$15.8	$14.5	$122.476	$-9.1	$131.576

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $30.3 million and $15.8 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, we recorded $30.4 million of net gains from fair value re-measurements and $5.1 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-temporary impairments. For the three months ended June 30, 2018, we recorded $18.8 million of net gains from fair value re-measurements, partially offset by $2.1 million of net realized capital losses from sales of investments and $0.9 million of other-than-temporary impairments. The fixed maturity and equity sales for the three months ended June 30, 2019 and 2018 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $122.5 million for the six months ended June 30, 2019 and net realized capital losses were $9.1 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we recorded $114.8 million of net gains from fair value re-measurements and $15.8 million of net realized capital gains from sales of investments, partially offset by $8.1 million of other-than-temporary impairments. For the six months ended June 30, 2018, we recorded $16.5 million of net losses from fair value re-measurements and $1.0 million of other-than-temporary impairments, partially offset by $8.4 million of net realized capital gains from sales of investments. The fixed maturity and equity sales for the six months ended June 30, 2019 and 2018 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	hree Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	-2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$641.8	$652.1	$(10.3)	-1.6%	$1,405.9	$1,296.3	$109.6	8.5%
Net written premiums	506.8	566.3	(59.5)	-10.5%	1,176.5	1,112.1	64.4	5.8%

Premiums earned	$620.8	$603.9	$16.9	2.8%	$1,247.3	$1,167.3	$80.0	6.9%
Incurred losses and LAE	351.7	509.7	(158.0)	-31.0%	671.8	1,054.8	(383.0)	-36.3%
Commission and brokerage	172.6	148.7	23.9	16.1%	339.7	276.0	63.7	23.1%
Other underwriting expenses	15.7	15.5	0.2	1.3%	31.3	32.4	(1.1)	-3.2%
Underwriting gain (loss)	$80.7	$(70.0)	$150.7	-215.3%	$204.4	$(196.0)	$400.3	-204.3%

				Point Chg				Point Chg
Loss ratio	56.6%	84.4%		(27.8)	53.9%	90.4%		(36.5)
Commission and brokerage ratio	27.8%	24.6%		3.2	27.2%	23.6%		3.6
Other underwriting expense ratio	2.6%	26.0%		-	2.5%	2.8%		(0.3)
Combined ratio	87.0%	111.6%		(24.6)	83.6%	116.8%		(33.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 1.6% to $641.8 million for the three months ended June 30, 2019 from $652.1 million for the three months ended June 30, 2018, primarily due to a decrease in treaty property writings, partially offset by an increase in treaty casualty business. Net written premiums decreased by 10.5% to $506.8 million for the three months ended June 30, 2019 compared to $566.3 million for the three months ended June 30, 2018. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased by 2.8% to $620.8 million for the three months ended June 30, 2019, compared to $603.9 million for the three months ended June 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 8.5% to $1,405.9 million for the six months ended June 30, 2019 from $1,296.3 million for the six months ended June 30, 2018, primarily due to increases in treaty casualty writings, partially offset by a decline in treaty property business. Net written premiums increased by 5.8% to $1,176.5 million for the three months ended June 30, 2019 compared to $1,112.1 million for the six months ended June 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased by 6.9% to $1,247.3 million for the six months ended June 30, 2019, compared to $1,167.3 million for the six months ended June 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$362.2	58.3%		$(18.3)	-3.0%		$343.8	55.3%
Catastrophes	(0.1)	0.0%		7.9	1.3%		7.9	1.3%
Total Segment	$362.1	58.3%		$(10.4)	-1.7%		$351.7	56.6%

2018
Attritional	$293.8	48.6%		$(69.1)	-11.4%		$224.7	37.2%
Catastrophes	4.5	0.7%		280.5	46.5%		285.0	47.2%
Total Segment	$298.3	49.3%		$211.4	35.1%		$509.7	84.4%

Variance 2019/2018
Attritional	$68.4	9.7	pts	$50.8	8.4	pts	$119.1	18.1	pts
Catastrophes	(4.6)	(0.7)	pts	(272.6)	(45.2)	pts	(277.1)	(45.9)	pts
Total Segment	$63.8	9.0	pts	$(221.8)	(36.8)	pts	$(158.0)	(27.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$720.8	57.8%		$(19.9)	-1.6%		$700.9	56.2%
Catastrophes	(0.1)	0.0%		(29.1)	-2.3%		(29.1)	-2.3%
Total Segment	$720.8	57.8%		$(48.9)	-3.9%		$671.8	53.9%

2018
Attritional	$620.2	53.1%		$(69.1)	-5.9%		$551.0	47.2%
Catastrophes	4.5	0.4%		499.3	42.8%		503.8	43.2%
Total Segment	$624.7	53.5%		$430.2	36.9%		$1,054.8	90.4%

Variance 2019/2018
Attritional	$100.6	4.7	pts	$49.2	4.3	pts	$149.9	9.0	pts
Catastrophes	(4.6)	(0.4)	pts	(528.4)	(45.1)	pts	(532.9)	(45.5)	pts
Total Segment	$96.1	4.3	pts	$(479.1)	(40.8)	pts	$(383.0)	(36.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 31.0% to $351.7 million for the three months ended June 30, 2019, compared to $509.7 million for the three months ended June 30, 2018. The decrease was primarily due to $272.6 million of less unfavorable development on prior years catastrophe losses in 2019 compared to 2018, mainly related to Hurricanes Harvey, Irma and Maria unfavorable development in 2018. This decline was partially offset by an increase of $68.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and a $50.8 million change in favorable development on prior years attritional losses. The current year catastrophe losses of $4.5 million for the three months ended June 30, 2018 related primarily to the U.S. winter storms ($4.5 million).

Incurred losses decreased by 36.3% to $671.8 million for the six months ended June 30, 2019, compared to $1,054.8 million for the six months ended June 30, 2018. The decrease was primarily due to $29.1 million of favorable development on prior years catastrophe losses in 2019 compared to $499.3 million of unfavorable development in 2018, mainly related to Hurricane Harvey, Irma and Maria and the 2017 California wildfires. This decline was partially offset by an increase of $100.6 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and a $49.2 million change in favorable development on prior years attritional losses. The current year catastrophe losses of $4.5 million for the six months ended June 30, 2018 related primarily to the U.S. winter storms ($4.5 million).

Segment Expenses. Commission and brokerage expenses increased by 16.1% to $172.6 million for the three months ended June 30, 2019 compared to $148.7 million for the three months ended June 30, 2018. Commission and brokerage expenses increased by 23.1% to $339.7 million for the six months ended June 30, 2019 compared to $276.0 million for the six months ended June 30, 2018. The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased slightly to $15.7 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018. Segment other underwriting expenses decreased slightly to $31.3 million for the six months ended June 30, 2019 from $32.4 million for the six months ended June 30, 2018.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$372.9	$399.0	$(26.1)	-6.5%	$772.9	$765.7	$7.2	0.9%
Net written premiums	357.9	355.3	2.6	0.7%	733.4	700.5	32.9	4.7%

Premiums earned	$360.1	$363.8	$(3.7)	-1.0%	$711.0	$707.4	$3.6	0.5%
Incurred losses and LAE	213.0	301.4	(88.4)	-29.3%	467.1	428.4	38.7	9.0%
Commission and brokerage	88.2	92.1	(3.9)	-4.2%	169.6	174.3	(4.7)	-2.7%
Other underwriting expenses	9.8	10.3	(0.5)	-4.9%	18.5	20.9	(2.4)	-11.5%
Underwriting gain (loss)	$49.1	$(40.0)	$89.1	-222.8%	$55.8	$83.8	$(28.0)	-33.4%

				Point Chg				Point Chg
Loss ratio	59.1%	82.8%		(23.7)	65.7%	60.5%		5.2
Commission and brokerage ratio	24.5%	25.3%		(0.8)	23.9%	24.6%		(0.7)
Other underwriting expense ratio	2.8%	2.9%		(0.1)	2.6%	3.1%		(0.5)
Combined ratio	86.4%	111.0%		(24.6)	92.2%	88.2%		4.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 6.5% to $372.9 million for the three months ended June 30, 2019 compared to $399.0 million for the three months ended June 30, 2018, primarily due to a decline in Latin American business and a negative impact of $9.1 million from the movement of foreign exchange rates, partially offset by the increases in Middle East and Africa business and facultative business. Net written premiums increased by 0.7% to $357.9 million for the three months ended June 30, 2019 compared to $355.3 million for the three months ended June 30, 2018. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned decreased 1.0% to $360.1 million for the three months ended June 30, 2019 compared to $363.8 million for the three months ended June 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 0.9% to $772.9 million for the six months ended June 30, 2019 compared to $765.7 million for the six months ended June 30, 2018, primarily due to the increases in Middle East and Africa business, facultative business and Asian business written through our Singapore branch, partially offset by a decline in Latin American business and a negative impact of $23.3 million from the movement of foreign exchange rates. Net written premiums increased by 4.7% to $733.4 million for the six months ended June 30, 2019 compared to $700.5 million for the six months ended June 30, 2018. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 0.5% to $711.0 million for the six months ended June 30, 2019 compared to $707.4 million for the six months ended June 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$196.4	54.5%		$(2.3)	-0.6%		$194.1	53.9%
Catastrophes	(0.0)	0.0%		18.9	5.2%		18.9	5.2%
Total Segment	$196.4	54.5%		$16.6	4.6%		$213.0	59.1%

2018
Attritional	$174.6	48.0%		$(27.3)	-7.5%		$147.3	40.5%
Catastrophes	50.0	13.7%		104.1	28.6%		154.1	42.3%
Total Segment	$224.6	61.7%		$76.8	21.1%		$301.4	82.8%

Variance 2019/2018
Attritional	$21.8	6.5	pts	$25.0	6.9	pts	$46.8	13.4	pts
Catastrophes	(50.0)	(13.7)	pts	(85.2)	(23.4)	pts	(135.2)	(37.1)	pts
Total Segment	$(28.2)	(7.2)	pts	$(60.2)	(16.5)	pts	$(88.4)	(23.7)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$382.0	53.7%		$(2.3)	-0.3%		$379.7	53.4%
Catastrophes	25.0	3.5%		62.5	8.8%		87.4	12.3%
Total Segment	$406.9	57.2%		$60.2	8.5%		$467.1	65.7%

2018
Attritional	$356.6	50.4%		$(27.3)	-3.9%		$329.3	46.5%
Catastrophes	50.0	7.1%		49.1	6.9%		99.1	14.0%
Total Segment	$406.6	57.5%		$21.8	3.0%		$428.4	60.5%

Variance 2019/2018
Attritional	$25.4	3.3	pts	$25.0	3.6	pts	$50.4	6.9	pts
Catastrophes	(25.0)	(3.6)	pts	13.4	1.9	pts	(11.7)	(1.7)	pts
Total Segment	$0.3	(0.3)	pts	$38.4	5.5	pts	$38.7	5.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 29.3% to $213.0 million for the three months ended June 30, 2019 compared to $301.4 million for the three months ended June 30, 2018, primarily due to $85.2 million of less unfavorable development on prior years catastrophe losses in 2019 compared to 2018, mainly related to Hurricane Maria, Hurricane Irma and the Mexico City earthquake unfavorable development in 2018, and a decrease of $50.0 million in current year catastrophe losses. These declines were partially offset by a $25.0 million change in favorable development on prior years attritional losses and an increase of $21.8 million in current year attritional losses. There were no current year catastrophe losses for the three months ended June 30, 2019. The current year catastrophe losses of $50.0 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million).

Incurred losses and LAE increased by 9.0% to $467.1 million for the six months ended June 30, 2019 compared to $428.4 million for the six months ended June 30, 2018, primarily due to an increase of $25.4 million in current year attritional losses, a $25.0 million change in favorable development on prior years attritional losses and an additional $13.4 million of unfavorable development on prior years catastrophe losses in 2019 compared to 2018. These increases were partially offset by a decrease of $25.0 million on current year catastrophe losses. The current year catastrophe losses of $25.0 million for the six months ended June 30, 2019 related to the Townsville monsoon in Australia ($25.0 million). The current year catastrophe losses of $50.0 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million).

Segment Expenses. Commission and brokerage decreased by 4.2% to $88.2 million for the three months ended June 30, 2019 compared to $92.1 million for the three months ended June 30, 2018. Commission and brokerage decreased by 2.7% to $169.6 million for the six months ended June 30, 2019 compared to $174.3 million for the six months ended June 30, 2018. These decreases are mainly due to changes in the mix of business and a decrease in contingent commissions.

Segment other underwriting expenses decreased slightly to $9.8 million for the three months ended June 30, 2019 compared to $10.3 million for the three months ended June 30, 2018. Segment other underwriting expenses decreased to $18.5 million for the six months ended June 30, 2019 compared to $20.9 million for the six months ended June 30, 2018. The decreases are mainly due to changes in the mix of business.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$395.0	$369.4	$25.6	6.9%	$762.8	$785.1	$(22.3)	-2.8%
Net written premiums	369.9	355.2	14.7	4.1%	719.3	750.2	(30.9)	4.1%

Premiums earned	$362.9	$353.7	$9.2	2.6%	$693.0	$672.8	$20.2	3.0%
Incurred losses and LAE	218.4	250.1	(31.7)	-12.7%	416.3	379.6	36.7	9.7%
Commission and brokerage	84.6	80.3	4.3	5.4%	158.7	161.8	(3.1)	-1.9%
Other underwriting expenses	11.9	10.8	1.1	10.2%	23.4	20.9	2.5	12.0%
Underwriting gain (loss)	$48.0	$12.5	$35.5	NM %	$94.6	$110.5	$(15.9)	-14.4%

				Point Chg				Point Chg
Loss ratio	60.2%	70.7%		(10.5)	60.1%	56.5%		3.6
Commission and brokerage ratio	23.3%	22.7%		0.6	22.9%	24.0%		(1.1)
Other underwriting expense ratio	3.3%	3.1%		0.2	3.4%	3.1%		0.3
Combined ratio	86.8%	96.5%		(9.7)	86.4%	83.6%		2.8

(Some amounts may not reconcile due to rounding.)
(NM not meaningful)

Premiums. Gross written premiums increased by 6.9% to $395.0 million for the three months ended June 30, 2019 compared to $369.4 million for the three months ended June 30, 2018, primarily due to increased Bermuda casualty business and an increase in business written through our UK branch, partially offset by a negative impact of $14.0 million from the movement of foreign exchange rates. Net written premiums increased by 4.1% to $369.9 million for the three months ended June 30, 2019 compared to $355.2 million for the three months ended June 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased 2.6% to $362.9 million for the three months ended June 30, 2019 compared to $353.7 million for the three months ended June 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 2.8% to $762.8 million for the six months ended June 30, 2019 compared to $785.1 million for the six months ended June 30, 2018, primarily due to decreased Bermuda property business and a negative impact of $23.7 million from the movement of foreign exchange rates, partially offset by an increase in business written through our UK branch. Net written premiums decreased by 4.1% to $719.3 million for the six months ended June 30, 2019 compared to $750.2 million for the six months ended June 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased 3.0% to $693.0 million for the six months ended June 30, 2019 compared to $672.8 million for the six months ended June 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$215.1	59.3%		$-	0.0%		$215.1	59.3%
Catastrophes	0.1	0.0%		3.2	0.9%		3.3	0.9%
Total Segment	$215.2	59.3%		$3.2	0.9%		$218.4	60.2%

2018
Attritional	$202.6	57.3%		$-	0.0%		$202.6	57.3%
Catastrophes	-	0.0%		47.5	13.4%		47.5	13.4%
Total Segment	$202.6	57.3%		$47.5	13.4%		$250.1	70.7%

Variance 2019/2018
Attritional	$12.5	2.0	pts	$-	-	pts	$12.5	2.0	pts
Catastrophes	0.1	-	pts	(44.3)	(12.5)	pts	(44.2)	(12.5)	pts
Total Segment	$12.6	2.0	pts	$(44.3)	(12.5)	pts	$(31.7)	(10.5)	pts

	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$419.7	60.6%		$-	0.0%		$419.7	60.6%
Catastrophes	0.1	0.0%		(3.4)	-0.5%		(3.3)	-0.5%
Total Segment	$419.8	60.6%		$(3.4)	-0.5%		$416.3	60.1%

2018
Attritional	391.3	58.2%		-	0.0%		391.3	58.2%
Catastrophes	$-	0.0%		$(11.7)	-1.7%		$(11.7)	-1.7%
Total Segment	$391.3	58.2%		$(11.7)	-1.7%		$379.6	56.5%

Variance 2019/2018
Attritional	$28.4	2.4	pts	$-	-	pts	$28.4	2.4	pts
Catastrophes	0.1	-	pts	8.3	1.2	pts	8.4	1.2	pts
Total Segment	$28.5	2.4	pts	$8.3	1.2	pts	$36.7	3.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.7% to $218.4 million for the three months ended June 30, 2019 compared to $250.1 million for the three months ended June 30, 2018, primarily due to $44.3 million of less unfavorable development on prior years catastrophe losses in 2019 compared to 2018, mainly related to Hurricanes Harvey, Irma and Maria unfavorable development in 2018. In addition, current year attritional losses increased by $12.5 million due mainly to changes in the mix of business.

Incurred losses and LAE increased by 9.7% to $416.3 million for the six months ended June 30, 2019 compared to $379.6 million for the six months ended June 30, 2018, primarily due to an increase of $28.4 million in current year attritional losses due mainly to the impact of the increase in premiums earned and changes in the mix of business.

Segment Expenses. Commission and brokerage increased by 5.4% to $84.6 million for the three months ended June 30, 2019 compared to $80.3 million for the three months ended June 30, 2018. This change was mainly due to the impact of the increase in premiums earned. Commission and brokerage decreased by 1.9% to $158.7 million for the six months ended June 30, 2019 compared to $161.8 million for the six months ended June 30, 2018. This change was mainly due to changes in the mix of business.

Segment other underwriting expenses increased to $11.9 million for the three months ended June 30, 2019 compared to $10.8 million for the three months ended June 30, 2018. Segment other underwriting expenses increased to $23.4 million for the six months ended June 30, 2019 compared to $20.9 million for the six months ended June 30, 2018. These increases were mainly due to changes in the mix of business.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$757.1	$645.9	$111.2	17.2%	$1,352.1	$1,150.9	$201.2	17.5%
Net written premiums	549.3	469.5	79.8	17.0%	1,006.4	855.8	150.6	17.6%

Premiums earned	$473.5	$408.4	$65.1	15.9%	$898.7	$801.7	$97.0	12.1%
Incurred losses and LAE	311.5	280.2	31.3	11.2%	587.9	535.6	52.3	9.8%
Commission and brokerage	75.6	62.3	13.3	21.3%	142.4	128.9	13.5	1.5%
Other underwriting expenses	67.4	56.5	10.9	19.3%	130.6	115.2	15.4	13.4%
Underwriting gain (loss)	$19.0	$9.5	$9.6	101.1%	$37.8	$22.0	$15.8	71.8%

				Point Chg				Point Chg
Loss ratio	65.8%	68.7%		(2.9)	65.4%	66.8%		(1.4)
Commission and brokerage ratio	16.0%	15.2%		0.8	15.8%	16.1%		(0.3)
Other underwriting expense ratio	14.2%	13.8%		0.4	14.6%	14.4%		0.2
Combined ratio	96.0%	97.7%		(1.7)	95.8%	97.3%		(1.5)

(Some amounts may not reconcile due to rounding.)
(NM not meaningful)

Premiums. Gross written premiums increased by 17.2% to $757.1 million for the three months ended June 30, 2019 compared to $645.9 million for the three months ended June 30, 2018. This increase was related to most lines of business including casualty, energy and specialty lines. Net written premiums increased by 17.0% to $549.3 million for the three months ended June 30, 2019 compared to $469.5 million for the three months ended June 30, 2018. The change is consistent with the change in gross written premiums. Premiums earned increased 15.9% to $473.5 million for the three months ended June 30, 2019 compared to $408.4 million for the three months ended June 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 17.5% to $1,352.1 million for the six months ended June 30, 2019 compared to $1,150.9 million for the six months ended June 30, 2018. This increase was related to most lines of business including property, casualty, energy, specialty lines, accident and health and premiums written through the Lloyd’s Syndicate. Net written premiums increased by 17.6% to $1,006.4 million for the six months ended June 30, 2019 compared to $855.8 million for the six months ended June 30, 2018. The change is consistent with the change in gross written premiums. Premiums earned increased 12.1% to $898.7 million for the six months ended June 30, 2019 compared to $801.7 million for the six months ended June 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$311.5	65.8%		$0.0	0.0%		$311.5	65.8%
Catastrophes	-	0.0%		-	0.0%		-	-%
Total Segment	$311.5	65.8%		$0.0	0.0%		$311.5	65.8%

2018
Attritional	$270.7	66.3%		$(1.0)	-0.2%		$269.7	66.1%
Catastrophes	10.5	2.6%		-	0.0%		10.5	2.6%
Total Segment	$281.2	68.9%		$(1.0)	-0.2%		$280.2	68.7%

Variance 2019/2018
Attritional	$40.8	(0.5)	pts	$1.0	0.2	pts	$41.8	(0.3)	pts
Catastrophes	(10.5)	(2.6)	pts	-	-	pts	(10.5)	(2.6)	pts
Total Segment	$30.3	(3.1)	pts	$1.0	0.2	pts	$31.3	(2.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$587.9	65.4%		$0.0	0.0%		$587.9	65.4%
Catastrophes	-	0.0%		-	0.0%		-	-%
Total Segment	$587.9	65.4%		$0.0	0.0%		$587.9	65.4%

2018
Attritional	$530.7	66.2%		$(1.0)	-0.1%		$529.7	66.1%
Catastrophes	10.5	1.3%		(4.6)	-0.6%		5.9	0.7%
Total Segment	$541.2	67.5%		$(5.6)	-0.7%		$535.6	66.8%

Variance 2019/2018
Attritional	$57.2	(0.8)	pts	$1.0	0.1	pts	$58.2	(0.7)	pts
Catastrophes	(10.5)	(1.3)	pts	4.6	0.6	pts	(5.9)	(0.7)	pts
Total Segment	$46.7	(2.1)	pts	$5.6	0.7	pts	$52.3	(1.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.2% to $311.5 million for the three months ended June 30, 2019 compared to $280.2 million for the three months ended June 30, 2018, mainly due to an increase of $40.8 million in current year attritional losses related to the impact of the increase in premiums earned, partially offset by a decrease of $10.5 million in current year catastrophe losses. There were no current year catastrophe losses for the three months ended June 30, 2019. The current year catastrophe losses of $10.5 million for the three months ended June 30, 2018 related to the U.S. winter storms ($10.5 million).

Incurred losses and LAE increased by 9.8% to $587.9 million for the six months ended June 30, 2019 compared to $535.6 million for the six months ended June 30, 2018, mainly due to an increase of $57.2 million in current year attritional losses related to the impact of the increase in premiums earned, partially offset by a decrease of $10.5 million in current year catastrophe losses. There were no current year catastrophe losses for the six months ended June 30, 2019. The current year catastrophe losses of $10.5 million for the six months ended June 30, 2018 related to the U.S. winter storms ($10.5 million).

Segment Expenses. Commission and brokerage increased by 21.3% to $75.6 million for the three months ended June 30, 2019 compared to $62.3 million for the three months ended June 30, 2018. Commission and brokerage increased by 10.5% to $142.4 million for the six months ended June 30, 2019 compared to $128.9 million for the six months ended June 30, 2018. The increases were mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $67.4 million for the three months ended June 30, 2019 compared to $56.5 million for the three months ended June 30, 2018. Segment other underwriting expenses increased to $130.6 million for the six months ended June 30, 2019 compared to $115.2 million for the six months ended June 30, 2018. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $19,793.9 million at June 30, 2019, an increase of $1,360.8 million compared to $18,433.1 million at December 31, 2018. This increase was primarily the result of $853.5 million of cash flows from operations, $479.4 million of pre-tax unrealized appreciation, $121.0 million in fair value re-measurements, $88.5 million of unsettled securities and $57.0 million in equity adjustments of our limited partnership investments, partially offset by $114.1 million paid out in dividends to shareholders, $27.6 million due to fluctuations in foreign currencies, the repurchase of 114,633 common shares for $24.6 million, $13.3 million of amortization bond premium and $8.1 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At June 30, 2019, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 50.5% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2019		At December 31, 2018
Fixed maturities, market value	$15,804.5	79.8%	$15,225.3	82.6%
Fixed maturities, fair value	-	0.0%	2.3	0.0%
Equity securities, fair value	914.7	4.6%	716.6	3.9%
Short-term investments	744.6	3.8%	241.0	1.3%
Other invested assets	1,668.7	8.4%	1,591.7	8.6%
Cash	661.4	3.3%	656.1	3.6%
Total investments and cash	$19,793.9	100.0%	$18,433.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2019	December 31, 2018
Fixed income portfolio duration (years)	3.1	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.4%
Imbedded end of period yield, after-tax	3.0%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Fixed income portfolio total return	4.5%	1.3%
Barclay's Capital - U.S. aggregate index	6.1%	0.0%

Common equity portfolio total return	16.6%	(5.2)%
S&P 500 index	18.5%	(4.4)%

Other invested asset portfolio total return	5.3%	11.1%

The pre-tax equivalent total return for the bond portfolio was approximately 4.5% and 2.9%, respectively, for the six months ended June 30, 2019 and the twelve months ended December 31, 2018. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,797.9 million and $1,787.6 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $664.0 million, or 36.9%, was receivable from Mt. Logan Re collateralized segregated accounts; $135.9 million, or 7.6%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”); $123.7 million, or 6.9%, was receivable from Zurich Vericherungs Gesellschaft (“Zurich”); and $95.2 million, or 5.3%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”). The receivables from Resolution Group are fully collateralized by an individual trust agreement. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $13,249.5 million and $13,119.1 million at June 30, 2019 and December 31, 2018, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,428.1	$2,102.7	$4,530.8	34.2%
International	1,276.5	986.1	2,262.5	17.1%
Bermuda	1,260.5	1,599.3	2,859.8	21.6%
Insurance	1,078.5	2,186.3	3,264.8	24.6%
Total excluding A&E	6,043.6	6,874.4	12,918.0	97.5%
A&E	267.1	64.4	331.5	2.5%
Total including A&E	$6,310.8	$6,938.7	$13,249.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,191.5	$2,498.7	$4,690.2	35.8%
International	1,194.3	1,010.4	2,204.7	16.8%
Bermuda	1,163.5	1,592.4	2,755.9	21.0%
Insurance	1,082.0	2,038.9	3,120.9	23.8%
Total excluding A&E	5,631.2	7,140.4	12,771.6	97.4%
A&E	270.6	76.9	347.5	2.6%
Total including A&E	$5,901.9	$7,217.3	$13,119.1	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2019	2018
Gross reserves	$331.5	$347.5
Reinsurance receivable	(83.0)	(86.0)
Net reserves	$248.5	$261.5

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2019, we had net asbestos loss reserves of $239.9 million, or 96.5%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.5 years at June 30, 2019. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $8,884.2 million as of June 30, 2019 from $7,903.8 million as of December 31, 2018. This increase was the result of $691.8 million of net income, $427.1 million of unrealized appreciation on investments net of tax, $9.7 million of share-based compensation transactions and $2.3 million of net benefit plan obligation adjustments, partially offset by $114.1 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $11.8 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at June 30, 2019 and December 31, 2018 was $8,884.2 million and $7,903.8 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in term of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2018 Form 10-K filing in PART 1, Item 1. Business, Risk Management of Underwriting and Reinsurance Arrangements. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2018 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 10% of our December 31, 2018 shareholders’ equity. During the first half of 2019, we have reduced our exposure to catastrophes and concurrently, our shareholders’ equity has increased by 12.4% to $8,884.2 million. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 6% of our June 30, 2019 shareholders’ equity.

The table below reflects the Company’s PLM exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2019.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$444	$601	$709	$849	$1,058	$1,557
California, Earthquake	123	396	679	909	1,026	1,141
Texas, Wind	152	429	623	796	877	927

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$310	$422	$497	$639	$859	$1,182	+
California, Earthquake	100	307	512	687	787	1,004	+
Texas, Wind	116	317	457	590	647	689	+

During the first two quarters of 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $114.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2018, we repurchased 342,179 shares for $75.3 million in the open market and paid $216.2 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares. As of June 30, 2019, we had repurchased 28.7 million shares under this authorization.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $853.5 million and $132.6 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, these cash flows reflected net tax recoverables of $84.0 million and $44.2 million for the six months ended June 30, 2019 and 2018, respectively, and net catastrophe loss payments of $485.3 million and $573.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2019 and December 31, 2018, we held cash and short-term investments of $1,406.0 million and $897.1 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2019, we had $1,579.4 million of available for sale fixed maturity securities maturing within one year or less, $6,687.3 million maturing within one to five years and $3,755.1 million maturing after five years. Our $914.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At June 30, 2019 we had $298.0 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $442.9 million of pre-tax unrealized appreciation and $144.9 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2019, was $6,170.3 million. As of June 30, 2019, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2019 and December 31, 2018, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At June 30, 2019, the Group Credit Facility had no outstanding letters of credit under tranche one and $597.1 million outstanding letters of credit under tranche two. At December 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $558.8 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2019, was $6,161.0 million. As of June 30, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2019 and December 31, 2018, Everest International Credit Facility had £24.9 million and £26.0 million outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for both the three months ended June 30, 2019 and 2018 and were $0.2 million for both the six months ended June 30, 2019 and 2018.

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

Interest Rate Risk. Our $19.8 billion investment portfolio, at June 30, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,023.1 million of mortgage-backed securities in the $15,804.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $744.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2019
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$17,592.7	$17,071.9	$16,549.1	$16,006.0	$15,458.0
Market/Fair Value Change from Base (%)	6.3%	3.2%	0.0%	(3.3)%	(6.6)%
Change in Unrealized Appreciation
After-tax from Base ($)	$921.5	$462.0	$-	$(481.4)	$(967.8)

We had $13,249.5 million and $13,119.1 million of gross reserves for losses and LAE as of June 30, 2019 and December 31, 2018, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $10.3 billion, representing approximately 62.3% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$731.7	$823.2	$914.7	$1,006.1	$1,097.6
After-tax Change in Fair/Market Value	$(150.8)	$(75.4)	$-	$75.4	$150.8

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

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the impact of the Tax Cut and Jobs Act, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland, Dublin Holdings, Bermuda Re and Everest International to pay dividends and the settlement costs of our specialized equity index put option contracts. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors” in the Company’s most recent 10-K filing. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2019	39,440	$214.2710	39,440	1,328,695
May 1 - 31, 2019	665	$248.8245	0	1,328,695
June 1 - 30, 2019	0	$-	0	1,328,695
Total	40,105	$-	39,440	1,328,695

(1)On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both. On July 21, 2008; February 24, 2010; February 22, 2012; May 15, 2013; and November 19, 2014, the Company’s executive committee of the Board of Directors has approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 30,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

Dated: August 9, 2019