Form 10-Q
period 2019-09-30
EVEREST RE GROUP LTD
filed 2019-11-12
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At November 1, 2019
Common Shares, $0.01 par value	RE	New York Stock Exchange	40,782,128

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$16,566,133	$15,225,263
(amortized cost: 2019, $16,164,841; 2018, $15,406,572)
Fixed maturities - available for sale, at fair value	-	2,337
Equity securities, at fair value	906,230	716,639
Short-term investments (cost: 2019, $458,915; 2018, $241,010)	458,954	240,987
Other invested assets (cost: 2019, $1,716,104; 2018, $1,591,745)	1,716,104	1,591,745
Cash	717,172	656,095
Total investments and cash	20,364,593	18,433,066
Accrued investment income	116,123	104,619
Premiums receivable	2,393,769	2,183,183
Reinsurance receivables	1,817,857	1,787,648
Funds held by reinsureds	450,539	435,031
Deferred acquisition costs	526,514	511,573
Prepaid reinsurance premiums	484,268	343,343
Income taxes	361,243	594,487
Other assets	508,835	358,042
TOTAL ASSETS	$27,023,741	$24,750,992

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,637,639	$13,119,090
Future policy benefit reserve	44,276	46,778
Unearned premium reserve	2,896,161	2,517,612
Funds held under reinsurance treaties	11,634	13,099
Other net payable to reinsurers	371,807	218,439
Senior notes due 06/01/2044	397,044	396,954
Long term notes due 05/01/2067	236,733	236,659
Accrued interest on debt and borrowings	7,821	3,093
Equity index put option liability	8,563	11,958
Unsettled securities payable	53,524	51,112
Other liabilities	375,281	275,401
Total liabilities	18,040,483	16,890,195

Commitments and contingencies (Note 9)	-	-

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2019) 69,406
and (2018) 69,202 outstanding before treasury shares	694	692
Additional paid-in capital	2,206,326	2,188,777
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $43,886 at 2019 and $(20,697) at 2018	46,272	(462,557)
Treasury shares, at cost; 28,665 shares (2019) and 28,551 shares (2018)	(3,422,152)	(3,397,548)
Retained earnings	10,152,118	9,531,433
Total shareholders' equity	8,983,258	7,860,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,023,741	$24,750,992

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,905,619	$1,731,479	$5,455,615	$5,080,724
Net investment income	181,058	161,363	501,062	440,979
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(7,314)	(3,825)	(15,404)	(4,783)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(5,629)	58,629	124,965	50,462
Total net realized capital gains (losses)	(12,943)	54,804	109,561	45,679
Net derivative gain (loss)	(189)	2,225	3,395	5,485
Other income (expense)	(31,025)	(13,408)	(52,550)	(2,948)
Total revenues	2,042,520	1,936,463	6,017,083	5,569,919

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,371,924	1,251,858	3,515,104	3,650,349
Commission, brokerage, taxes and fees	443,076	381,401	1,253,500	1,122,442
Other underwriting expenses	118,158	97,942	321,976	287,325
Corporate expenses	8,435	7,890	22,622	23,519
Interest, fees and bond issue cost amortization expense	7,907	7,901	23,972	23,047
Total claims and expenses	1,949,500	1,746,992	5,137,174	5,106,682

INCOME (LOSS) BEFORE TAXES	93,020	189,471	879,909	463,237
Income tax expense (benefit)	(11,378)	(8,910)	88,092	(11,117)

NET INCOME (LOSS)	$104,398	$198,381	$791,817	$474,354

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	93,765	(22,282)	524,589	(254,682)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(529)	1,417	(4,220)	(7,106)
Total URA(D) on securities arising during the period	93,236	(20,865)	520,369	(261,788)

Foreign currency translation adjustments	(3,426)	(5,930)	(15,206)	(51,883)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,363	1,816	3,665	5,446
Total benefit plan net gain (loss) for the period	1,363	1,816	3,665	5,446
Total other comprehensive income (loss), net of tax	91,173	(24,979)	508,828	(308,225)

COMPREHENSIVE INCOME (LOSS)	$195,571	$173,402	$1,300,645	$166,129

EARNINGS PER COMMON SHARE:
Basic	$2.56	$4.87	$19.44	$11.61
Diluted	2.56	4.84	19.38	11.55

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2019	2018
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	40,651,148	40,835,272
Issued during the period, net	194,584	143,362
Treasury shares acquired	(75,193)	-
Balance, March 31	40,770,539	40,978,634
Issued during the period, net	9,403	(5,718)
Treasury shares acquired	(39,440)	(112,747)
Balance, June 30	40,740,502	40,860,169
Issued during the period, net	39,967	16,388
Treasury shares acquired	-	(229,432)
Balance, September 30	40,780,469	40,647,125

COMMON SHARES (par value):
Balance, January 1	$692	$691
Issued during the period, net	2	1
Balance, March 31	694	692
Issued during the period, net	-	-
Balance, June 30	694	692
Issued during the period, net	-	-
Balance, September 30	694	692

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,188,777	2,165,768
Share-based compensation plans	767	(2,249)
Balance, March 31	2,189,544	2,163,519
Share-based compensation plans	8,917	9,182
Balance, June 30	2,198,461	2,172,701
Share-based compensation plans	7,865	9,893
Balance, September 30	2,206,326	2,182,594

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	(462,557)	(160,891)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	(1,201)
Net increase (decrease) during the period	246,446	(179,882)
Balance, March 31	(216,111)	(341,974)
Net increase (decrease) during the period	171,209	(103,364)
Balance, June 30	(44,902)	(445,338)
Net increase (decrease) during the period	91,174	(24,979)
Balance, September 30	46,272	(470,317)

RETAINED EARNINGS:
Balance, January 1	9,531,433	9,657,412
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	1,201
Net income (loss)	354,551	215,186
Dividends declared ($1.40 per share 2019 and $1.30 per share 2018)	(57,137)	(53,240)
Balance, March 31	9,828,847	9,820,559
Net income (loss)	332,868	60,787
Dividends declared ($1.40 per share 2019 and $1.30 per share 2018)	(56,999)	(53,240)
Balance, June 30	10,104,716	9,828,106
Net income (loss)	104,398	198,381
Dividends declared ($1.40 per share 2019 and $1.30 per share 2018)	(56,995)	(52,863)
Balance, September 30	10,152,118	9,973,624

TREASURY SHARES AT COST:
Balance, January 1	(3,397,548)	(3,322,244)
Purchase of treasury shares	(16,153)	-
Balance, March 31	(3,413,701)	(3,322,244)
Purchase of treasury shares	(8,451)	(25,304)
Balance, June 30	(3,422,152)	(3,347,548)
Purchase of treasury shares	-	(50,000)
Balance, September 30	(3,422,152)	(3,397,548)

TOTAL SHAREHOLDERS' EQUITY, September 30	$8,983,258	$8,289,045

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$791,817	$474,354
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(219,637)	(257,291)
Decrease (increase) in funds held by reinsureds, net	(17,961)	(73,189)
Decrease (increase) in reinsurance receivables	(42,891)	(430,839)
Decrease (increase) in income taxes	168,360	57,916
Decrease (increase) in prepaid reinsurance premiums	(145,846)	(92,174)
Increase (decrease) in reserve for losses and loss adjustment expenses	553,668	591,385
Increase (decrease) in future policy benefit reserve	(2,502)	(3,143)
Increase (decrease) in unearned premiums	388,597	364,299
Increase (decrease) in other net payable to reinsurers	160,306	79,219
Increase (decrease) in losses in course of payment	(6,438)	98,947
Change in equity adjustments in limited partnerships	(104,987)	(88,377)
Distribution of limited partnership income	62,359	69,078
Change in other assets and liabilities, net	(37,449)	(251,472)
Non-cash compensation expense	25,386	25,791
Amortization of bond premium (accrual of bond discount)	23,642	24,804
Net realized capital (gains) losses	(109,561)	(45,679)
Net cash provided by (used in) operating activities	1,486,863	543,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,631,298	1,444,452
Proceeds from fixed maturities sold - available for sale, at market value	2,589,232	1,756,139
Proceeds from fixed maturities sold - available for sale, at fair value	2,706	1,751
Proceeds from equity securities sold, at fair value	185,157	785,819
Distributions from other invested assets	215,800	3,061,938
Cost of fixed maturities acquired - available for sale, at market value	(5,039,728)	(3,358,333)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,381)
Cost of equity securities acquired, at fair value	(269,969)	(820,924)
Cost of other invested assets acquired	(299,480)	(3,244,817)
Net change in short-term investments	(213,048)	535
Net change in unsettled securities transactions	(13,770)	100,647
Net cash provided by (used in) investing activities	(1,211,802)	(277,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(7,836)	(7,763)
Purchase of treasury shares	(24,604)	(75,304)
Dividends paid to shareholders	(171,131)	(159,343)
Cost of shares withheld on settlements of share-based compensation awards	(12,473)	(15,259)
Net cash provided by (used in) financing activities	(216,044)	(257,669)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,060	(4,092)

Net increase (decrease) in cash	61,077	4,694
Cash, beginning of period	656,095	635,067
Cash, end of period	717,172	639,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(80,544)	$(67,941)
Interest paid	19,078	17,741

NON-CASH TRANSACTIONS:
Reclassification of investment balances due to prospective consolidation of private placement liquidity sweep facility effective July 1, 2018

Fixed maturities - available for sale, at market value	$-	$143,656
Short-term investments	-	243,864
Other invested assets	-	(387,520)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2019 and 2018

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

Accounting for Long Duration Contracts. In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts. The main provisions of this guidance address the following: 1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

3. REVISIONS TO FINANCIAL STATEMENTS

In preparing its current period financial statements, the Company identified errors in the handling of foreign exchange related to premium funds held from reinsureds. Although management determined that the impact of the foreign exchange differences were not material to prior period financial statements, the impact of recording the cumulative difference would have significantly impacted results within the current period. As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to correct the foreign exchange adjustments.

Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

CONSOLIDATED BALANCE SHEETS	December 31, 2018			December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Premiums Receivable	$2,218,283	$(35,100)	$2,183,183	$1,844,881	$(25,106)	$1,819,775
Funds held by reinsureds	445,040	(10,009)	435,031	292,927	(4,292)	288,635
Income taxes	592,385	2,102	594,487	299,438	902	300,340
TOTAL ASSETS	$24,793,999	$(43,007)	$24,750,992	$23,591,792	$(28,496)	$23,563,296

SHAREHOLDERS' EQUITY:
Retained earnings	9,574,440	(43,007)	9,531,433	9,685,908	(28,496)	9,657,412
Total shareholders' equity	7,903,804	(43,007)	7,860,797	8,369,232	(28,496)	8,340,736
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,793,999	$(43,007)	$24,750,992	$23,591,792	$(28,496)	$23,563,296

CONSOLIDATED BALANCE SHEETS	June 30, 2019			March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Premiums Receivable	$2,389,943	$(38,836)	$2,351,107	$2,392,094	$(29,831)	$2,362,263
Funds held by reinsureds	498,043	(10,768)	487,275	432,736	(9,525)	423,211
Income taxes	358,457	2,261	360,718	475,851	2,000	477,851
TOTAL ASSETS	$26,387,791	$(47,343)	$26,340,448	$25,630,507	$(37,356)	$25,593,151

SHAREHOLDERS' EQUITY:
Retained earnings	10,152,059	(47,343)	10,104,716	9,866,203	(37,356)	9,828,847
Total stockholder's equity	8,884,160	(47,343)	8,836,817	8,426,629	(37,356)	8,389,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,387,791	$(47,343)	$26,340,448	$25,630,507	$(37,356)	$25,593,151

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Year Ended December 31, 2018			Year Ended December 31, 2017
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(9,060)	$(15,711)	$(24,771)	$(35,442)	$14,227	$(21,215)
Total revenues	$7,377,206	$(15,711)	$7,361,495	$6,608,071	$14,227	$6,622,298

INCOME (LOSS) BEFORE TAXES	$(226,471)	$(15,711)	$(242,182)	$405,184	$14,227	$419,411
Income tax expense (benefit)	(330,023)	(1,200)	(331,223)	(63,784)	444	(63,340)

NET INCOME (LOSS)	$103,552	$(14,511)	$89,041	$468,968	$13,783	$482,751

COMPREHENSIVE INCOME (LOSS)	$(196,913)	$(14,511)	$(211,424)	$526,091	$13,783	$539,874

EARNINGS PER COMMON SHARE:
Basic	$2.54	$(0.36)	$2.18	$11.43	$0.34	$11.77
Diluted	$2.53	$(0.36)	$2.17	$11.36	$0.34	$11.70

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(7,977)	$(10,248)	$(18,225)	$(17,030)	$(4,495)	$(21,525)
Total revenues	$2,018,975	$(10,248)	$2,008,727	$3,979,058	$(4,495)	$3,974,563

INCOME (LOSS) BEFORE TAXES	$382,593	$(10,248)	$372,345	$791,384	$(4,495)	$786,889
Income tax expense (benefit)	39,738	(261)	39,477	99,629	(159)	99,470

NET INCOME (LOSS)	$342,855	$(9,987)	$332,868	$691,755	$(4,336)	$687,419

COMPREHENSIVE INCOME (LOSS)	$514,064	$(9,987)	$504,077	$1,109,410	$(4,336)	$1,105,074

EARNINGS PER COMMON SHARE:
Basic	$8.42	$(0.25)	$8.17	$16.98	$(0.10)	$16.88
Diluted	$8.39	$(0.24)	$8.15	$16.93	$(0.11)	$16.82

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(9,053)	$5,753	$(3,300)
Total revenues	$1,960,083	$5,753	$1,965,836

INCOME (LOSS) BEFORE TAXES	$408,791	$5,753	$414,544
Income tax expense (benefit)	59,891	102	59,993

NET INCOME (LOSS)	$348,900	$5,651	$354,551

COMPREHENSIVE INCOME (LOSS)	$595,346	$5,651	$600,997

EARNINGS PER COMMON SHARE:
Basic	$8.57	$0.13	$8.70
Diluted	$8.54	$0.13	$8.67

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(5,458)	$(7,950)	$(13,408)	$9,642	$(12,590)	$(2,948)
Total revenues	$1,944,413	$(7,950)	$1,936,463	$5,582,509	$(12,590)	$5,569,919

INCOME (LOSS) BEFORE TAXES	$197,421	$(7,950)	$189,471	$475,827	$(12,590)	$463,237
Income tax expense (benefit)	(8,192)	(718)	(8,910)	(9,999)	(1,118)	(11,117)

NET INCOME (LOSS)	$205,613	$(7,232)	$198,381	$485,826	$(11,472)	$474,354

COMPREHENSIVE INCOME (LOSS)	$180,634	$(7,232)	$173,402	$177,601	$(11,472)	$166,129

EARNINGS PER COMMON SHARE:
Basic	$5.04	$(0.17)	$4.87	$11.89	$(0.28)	$11.61
Diluted	$5.02	$(0.18)	$4.84	$11.83	$(0.28)	$11.55

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$3,036	$(9,609)	$(6,573)	$15,100	$(4,640)	$10,460
Total revenues	$1,892,939	$(9,609)	$1,883,330	$3,638,096	$(4,640)	$3,633,456

INCOME (LOSS) BEFORE TAXES	$60,763	$(9,609)	$51,154	$278,406	$(4,640)	$273,766
Income tax expense (benefit)	(9,132)	(501)	(9,633)	(1,807)	(400)	(2,207)

NET INCOME (LOSS)	$69,895	$(9,108)	$60,787	$280,213	$(4,240)	$275,973

COMPREHENSIVE INCOME (LOSS)	$(33,469)	$(9,108)	$(42,577)	$(3,033)	$(4,240)	$(7,273)

EARNINGS PER COMMON SHARE:
Basic	$1.71	$(0.22)	$1.49	$6.85	$(0.10)	$6.75
Diluted	$1.70	$(0.22)	$1.48	$6.81	$(0.10)	$6.71

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2018
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$12,064	$4,969	$17,033
Total revenues	$1,745,157	$4,969	$1,750,126

INCOME (LOSS) BEFORE TAXES	$217,643	$4,969	$222,612
Income tax expense (benefit)	7,325	101	7,426

NET INCOME (LOSS)	$210,318	$4,868	$215,186

COMPREHENSIVE INCOME (LOSS)	$30,436	$4,868	$35,304

EARNINGS PER COMMON SHARE:
Basic	$5.14	$0.12	$5.26
Diluted	$5.11	$0.12	$5.23

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2018			Year Ended December 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,685,908	$(28,496)	$9,657,412	$9,422,932	$(42,279)	$9,380,653
Net income (loss)	103,552	(14,511)	89,041	468,968	13,783	482,751
Balance, end of period	9,574,440	(43,007)	9,531,433	9,685,908	(28,496)	9,657,412
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,903,804	$(43,007)	$7,860,797	$8,369,232	$(28,496)	$8,340,736

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$9,574,440	$(43,007)	$9,531,433	$9,574,440	$(43,007)	$9,531,433
Net income (loss)	348,900	5,651	354,551	348,900	5,651	354,551
Balance, March 31	9,866,203	(37,356)	9,828,847	9,866,203	(37,356)	9,828,847
Net income (loss)	342,855	(9,987)	332,868
Balance, June 30,	10,152,059	(47,343)	10,104,716
TOTAL STOCKHOLDER'S EQUITY, June 30	$8,884,160	$(47,343)	$8,836,817	$8,426,629	$(37,356)	$8,389,273

CONSOLIDATED STATEMENTS OF	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,860,842	$(32,736)	$9,828,106	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	205,613	(7,232)	198,381	485,826	(11,472)	474,354
Balance, end of period	10,013,592	(39,968)	9,973,624	10,013,592	(39,968)	9,973,624
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,329,013	$(39,968)	$8,289,045	$8,329,013	$(39,968)	$8,289,045

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,844,187	$(23,628)	$9,820,559	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	69,895	(9,108)	60,787	280,213	(4,240)	275,973
Balance, end of period	9,860,842	(32,736)	9,828,106	9,860,842	(32,736)	9,828,106
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,241,349	$(32,736)	$8,208,613	$8,241,349	$(32,736)	$8,208,613

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	210,318	4,868	215,186
Balance, end of period	9,844,187	(23,628)	9,820,559
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,344,180	$(23,628)	$8,320,552

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,552	$(14,511)	$89,041	$468,968	$13,783	$482,751
Decrease (increase) in premiums receivable	(392,981)	9,994	(382,987)	(338,335)	(12,111)	(350,446)
Decrease (increase) in funds held by reinsureds, net	(159,344)	5,717	(153,627)	(31,104)	(2,116)	(33,220)
Decrease (increase) in income taxes	(263,865)	(1,200)	(265,065)	(114,521)	444	(114,077)

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$691,755	$(4,336)	$687,419	$348,900	$5,651	$354,551
Decrease (increase) in premiums receivable	(178,319)	3,736	(174,583)	(163,108)	(5,269)	(168,377)
Decrease (increase) in funds held by reinsureds, net	(56,180)	759	(55,421)	9,837	(484)	9,353
Decrease (increase) in income taxes	180,285	(159)	180,126	91,754	102	91,856

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2018			Six Months Ended June 30, 2018
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$485,826	$(11,472)	$474,354	$280,213	$(4,240)	$275,973
Decrease (increase) in premiums receivable	(264,556)	7,265	(257,291)	(126,355)	2,733	(123,622)
Decrease (increase) in funds held by reinsureds, net	(78,514)	5,325	(73,189)	(77,794)	1,907	(75,887)
Decrease (increase) in income taxes	59,034	(1,118)	57,916	43,516	(400)	43,116

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2018
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,318	$4,868	$215,186
Decrease (increase) in premiums receivable	(56,826)	(4,489)	(61,315)
Decrease (increase) in funds held by reinsureds, net	95,416	(480)	94,936
Decrease (increase) in income taxes	55,905	101	56,006

4. INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At September 30, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,202,171	$39,053	$(1,824)	$1,239,400	$-
Obligations of U.S. states and political subdivisions	506,860	30,609	(98)	537,371	-
Corporate securities	6,315,184	199,078	(38,925)	6,475,337	409
Asset-backed securities	864,311	3,293	(2,718)	864,886	-
Mortgage-backed securities
Commercial	728,348	39,643	(699)	767,292	-
Agency residential	2,367,704	40,888	(6,976)	2,401,616	-
Non-agency residential	8,047	38	(18)	8,067	-
Foreign government securities	1,325,153	54,419	(36,009)	1,343,563	-
Foreign corporate securities	2,847,063	129,449	(47,911)	2,928,601	465
Total fixed maturity securities	$16,164,841	$536,470	$(135,178)	$16,566,133	$874

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629,454	$16,781	$(15,101)	$2,631,134	$-
Obligations of U.S. states and political subdivisions	490,018	12,915	(2,839)	500,094	439
Corporate securities	5,538,582	48,465	(141,515)	5,445,532	1,688
Asset-backed securities	545,427	162	(5,492)	540,097	-
Mortgage-backed securities
Commercial	329,883	2,167	(5,340)	326,710	-
Agency residential	1,832,760	7,325	(43,821)	1,796,264	-
Non-agency residential	10,198	37	(26)	10,209	-
Foreign government securities	1,335,328	34,743	(55,906)	1,314,165	98
Foreign corporate securities	2,694,922	63,994	(97,858)	2,661,058	320
Total fixed maturity securities	$15,406,572	$186,589	$(367,898)	$15,225,263	$2,545

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

	At September 30, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,430,361	$1,444,393	$1,328,571	$1,330,534
Due after one year through five years	6,639,678	6,750,145	8,114,247	8,016,490
Due after five years through ten years	3,117,529	3,274,937	2,455,911	2,413,846
Due after ten years	1,008,863	1,054,797	789,575	791,113
Asset-backed securities	864,311	864,886	545,427	540,097
Mortgage-backed securities:
Commercial	728,348	767,292	329,883	326,710
Agency residential	2,367,704	2,401,616	1,832,760	1,796,264
Non-agency residential	8,047	8,067	10,198	10,209
Total fixed maturity securities	$. 16,164,841	$. 16,566,133	$. 15,406,572	$. 15,225,263

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$103,173	$(22,073)	$584,333	$(282,479)
Fixed maturity securities, other-than-temporary impairment	72	72	(1,671)	339
Change in unrealized appreciation (depreciation), pre-tax	103,245	(22,001)	582,662	(282,140)
Deferred tax benefit (expense)	(9,984)	1,205	(62,415)	20,497
Deferred tax benefit (expense), other-than-temporary impairment	(25)	(69)	122	(145)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$93,236	$(20,865)	$520,369	$(261,788)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$23,964	$(20)	$316,601	$(1,804)	$340,565	$(1,824)
Obligations of U.S. states and political subdivisions	6,672	(52)	3,518	(46)	10,190	(98)
Corporate securities	524,855	(11,045)	526,975	(27,880)	1,051,830	(38,925)
Asset-backed securities	337,232	(2,029)	175,138	(689)	512,370	(2,718)
Mortgage-backed securities
Commercial	4,944	-	47,201	(699)	52,145	(699)
Agency residential	32,779	(95)	617,460	(6,881)	650,239	(6,976)
Non-agency residential	3,200	(16)	2,381	(2)	5,581	(18)
Foreign government securities	163,595	(4,794)	304,079	(31,215)	467,674	(36,009)
Foreign corporate securities	235,652	(5,728)	491,150	(42,183)	726,802	(47,911)
Total fixed maturity securities	$1,332,893	$(23,779)	$2,484,503	$(111,399)	$3,817,396	$(135,178)

	Duration of Unrealized Loss at September 30, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$76,571	$(1,341)	$446,039	$(22,077)	$522,610	$(23,418)
Due in one year through five years	354,417	(6,986)	982,505	(55,581)	1,336,922	(62,567)
Due in five years through ten years	330,090	(10,236)	118,854	(14,860)	448,944	(25,096)
Due after ten years	193,660	(3,076)	94,925	(10,610)	288,585	(13,686)
Asset-backed securities	337,232	(2,029)	175,138	(689)	512,370	(2,718)
Mortgage-backed securities	40,923	(111)	667,042	(7,582)	707,965	(7,693)
Total fixed maturity securities	$1,332,893	$(23,779)	$2,484,503	$(111,399)	$3,817,396	$(135,178)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2019 were $3,817,396 thousand and $135,178 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2019, did not exceed 0.9% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $23,779 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $15,284 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $111,399 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities, agency residential mortgage-backed securities and U.S. government agencies and corporations. Of these unrealized losses, $89,726 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$130,139	$119,513	$383,440	$343,019
Equity securities	4,147	5,380	12,250	18,879
Short-term investments and cash	3,899	5,005	13,497	8,829
Other invested assets
Limited partnerships	43,758	38,342	100,298	83,719
Other	7,286	2,980	13,565	9,964
Gross investment income before adjustments	189,229	171,220	523,050	464,410
Funds held interest income (expense)	2,325	1,003	9,715	6,572
Future policy benefit reserve income (expense)	(372)	(431)	(965)	(999)
Gross investment income	191,182	171,792	531,800	469,983
Investment expenses	(10,124)	(10,429)	(30,738)	(29,004)
Net investment income	$181,058	$161,363	$501,062	$440,979

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

The Company had contractual commitments to invest up to an additional $934,290 thousand in limited partnerships and private placement loans at September 30, 2019. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

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

Starting in the third quarter of 2018, the Company has consolidated its participation in the facility. As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company has reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and has reclassified $243,864 thousand from other invested assets to short-term investments. As of September 30, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $441,567 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(7,314)	$(3,825)	$(15,404)	$(4,783)
Gains (losses) from sales	5,290	738	16,660	11,087
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(717)	356	(1,799)
Gains (losses) from fair value adjustments	-	584	13	1,542
Equity securities, fair value:
Gains (losses) from sales	(1,192)	9,507	2,541	7,984
Gains (losses) from fair value adjustments	(12,008)	47,653	102,795	30,200
Other invested assets	2,098	913	2,341	1,497
Short-term investments gain (loss)	183	(49)	259	(49)
Total net realized capital gains (losses)	$(12,943)	$54,804	$109,561	$45,679

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of fixed maturity securities	$271,025	$531,452	$2,591,938	$1,757,890
Gross gains from sales	14,270	5,653	42,316	25,479
Gross losses from sales	(8,980)	(5,632)	(25,300)	(16,191)

Proceeds from sales of equity securities	$35,924	$209,437	$185,157	$785,819
Gross gains from sales	1,035	14,182	9,286	28,228
Gross losses from sales	(2,227)	(4,675)	(6,745)	(20,244)

5. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Gross reserves beginning of period	$13,119,090	$11,884,321
Less reinsurance recoverables	(1,619,641)	(1,212,649)
Net reserves beginning of period	11,499,449	10,671,672

Incurred related to:
Current year	3,559,505	3,218,162
Prior years	(44,401)	432,187
Total incurred losses and LAE	3,515,104	3,650,349

Paid related to:
Current year	550,724	724,791
Prior years	2,406,753	2,730,015
Total paid losses and LAE	2,957,477	3,454,806

Foreign exchange/translation adjustment	(52,125)	(78,103)

Net reserves end of period	12,004,952	10,789,112
Plus reinsurance recoverables	1,632,687	1,601,041
Gross reserves end of period	$13,637,639	$12,390,153

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses decreased by $44,401 thousand for the nine months ended September 30, 2019 and increased by $432,187 thousand for the nine months ended September 30, 2018. The $44,401 thousand decrease for the nine months ended September 30, 2019, primarily related to reserve reductions associated with the early commutation of a multi-year contract. The increase for the nine months ended September 30, 2018 was mainly due to $532,156 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires. The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers. This reserve increase was partially offset by $99,968 thousand of favorable development on prior years attritional losses which mainly related to U.S. and international property and casualty reinsurance business.

6. DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). Four of these contracts had expired prior to September 30, 2019 with no liabilities due under the terms of the expired contracts.

The Company had two remaining equity index put option contracts at September 30, 2019, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the September 30, 2019 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 1%. The theoretical maximum payouts under these equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At September 30, 2019, the present value of these theoretical maximum payouts using a 3% discount factor was $206,755 thousand. Conversely, if the contracts had all expired on September 30, 2019, with the S&P index at $2,976.74, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index. Based on historical index volatilities and trends and the September 30, 2019 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 7%. The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero. At September 30, 2019, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,130 thousand. Conversely, if the contract had expired on September 30, 2019, with the FTSE index at ₤,7408.21, there would have been no settlement amount.

At September 30, 2019 and December 31, 2018, the fair value for these equity put options was $,8563 thousand and $11,958 thousand, respectively.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2019	December 31, 2018
Equity index put option contracts	Equity index put option liability	$8,563	$11,958
Total		$8,563	$11,958

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2019	2018	2019	2018
Equity index put option contracts	Net derivative gain (loss)	$(189)	$2,225	$3,395	$5,485
Total		$(189)	$2,225	$3,395	$5,485

7. FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At September 30, 2019, $630,784 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $480,181 thousand, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $150,603 thousand were valued at either par or amortized cost, which the Company believes approximates fair value. At December 31, 2018, $435,959 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $354,143 thousand and all of the $2,337 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties. The remaining Level 3 fixed maturities of $80,663 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2019 and December 31, 2018 of $154,693 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,239,400	$-	$1,239,400	$-
Obligations of U.S. States and political subdivisions	537,371	-	537,371	-
Corporate securities	6,475,337	-	5,887,290	588,047
Asset-backed securities	864,886	-	824,242	40,644
Mortgage-backed securities	-
Commercial	767,292	-	767,292	-
Agency residential	2,401,616	-	2,401,616	-
Non-agency residential	8,067	-	8,067	-
Foreign government securities	1,343,563	-	1,343,563	-
Foreign corporate securities	2,928,601	-	2,926,508	2,093
Total fixed maturities, market value	16,566,133	-	15,935,349	630,784

Fixed maturities, fair value	-	-	-	-
Equity securities, fair value	906,230	814,833	91,397	-

Liabilities:
Equity index put option contracts	$8,563	$-	$-	$8,563

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2019.

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

In addition, $160,264 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as September 30, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$542,878	$-	$2,093	$544,971	$428,215	$-	$7,744	$435,959
Total gains or (losses) (realized/unrealized)
Included in earnings	1,018	-	-	1,018	3,348	-	(119)	3,229
Included in other comprehensive income (loss)	(1,314)	644	-	(670)	1,130	644	-	1,774
Purchases, issuances and settlements	42,289	40,000	-	82,289	150,659	40,000	(5,532)	185,127
Transfers in and/or (out) of Level 3	3,176	-	-	3,176	4,695	-	-	4,695
Ending balance	$588,047	$40,644	$2,093	$630,784	$588,047	$40,644	$2,093	$630,784

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

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$-	$-	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$3,192	$3,192	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(101)	(101)	(257)	(257)
Included in other comprehensive income (loss)	(32)	(32)	-	-
Purchases, issuances and settlements	(686)	(686)	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,373	$2,373	$2,373	$2,373

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3,176 thousand and $4,695 thousand for the three and nine months ended September 30, 2019, respectively. The transfers during 2019 were related to securities that were priced using a recognized pricing service as of December 31, 2018. These securities were subsequently priced by investment managers as of September 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Liabilities:
Balance, beginning of period	$8,374	$9,218	$11,958	$12,477
Total (gains) or losses (realized/unrealized)
Included in earnings	189	(2,225)	(3,395)	(5,485)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$8,563	$6,993	$8,563	$6,993

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss) per share:
Numerator
Net income (loss)	$104,398	$198,381	$791,817	$474,354
Less: dividends declared-common shares and nonvested common shares	(56,995)	(52,863)	(171,131)	(159,343)
Undistributed earnings	47,403	145,519	620,687	315,012
Percentage allocated to common shareholders (1)	98.9%	99.0%	98.9%	98.9%
	46,869	144,024	613,847	311,695
Add: dividends declared-common shareholders	56,403	52,356	169,329	157,759
Numerator for basic and diluted earnings per common share	$103,273	$196,379	$783,176	$469,454

Denominator
Denominator for basic earnings per weighted-average common shares	40,287	40,350	40,289	40,441
Effect of dilutive securities:
Options	125	192	131	206
Denominator for diluted earnings per adjusted weighted-average common shares	40,411	40,542	40,421	40,646

Per common share net income (loss)
Basic	$2.56	$4.87	$19.44	$11.61
Diluted	$2.56	$4.84	$19.38	$11.55

(1) Basic weighted-average common shares outstanding	40,287	40,350	40,289	40,441
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,746	40,769	40,738	40,871
Percentage allocated to common shareholders	98.9%	99.0%	98.9%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2019 and 2018.

All outstanding options expire on or between February 24, 2020 and September 19, 2022.

9. COMMITMENTS AND CONTINGENCIES

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,608	$142,754
Unaffiliated life insurance company	34,394	34,717

10. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$103,247	$(9,529)	$93,718	$587,930	$(61,792)	$526,138
URA(D) on securities - OTTI	72	(25)	47	(1,671)	122	(1,549)
Reclassification of net realized losses (gains) included in net income (loss)	(74)	(455)	(529)	(3,597)	(623)	(4,220)
Foreign currency translation adjustments	(2,665)	(761)	(3,426)	(13,890)	(1,316)	(15,206)
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,726	(363)	1,363	4,640	(975)	3,665
Total other comprehensive income (loss)	$102,306	$(11,133)	$91,173	$573,412	$(64,584)	$508,828

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(24,248)	$1,963	$(22,285)	$(274,679)	$19,803	$(254,876)
URA(D) on securities - OTTI	72	(69)	3	339	(145)	194
Reclassification of net realized losses (gains) included in net income (loss)	2,175	(758)	1,417	(7,800)	694	(7,106)
Foreign currency translation adjustments	(6,723)	793	(5,930)	(58,580)	6,697	(51,883)
Reclassification of benefit plan liability amortization included in net income (loss)	2,298	(482)	1,816	6,893	(1,447)	5,446
Total other comprehensive income (loss)	$(26,426)	$1,447	$(24,979)	$(333,827)	$25,602	$(308,225)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2019	2018	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(74)	$2,175	$(3,597)	$(7,800)	Other net realized capital gains (losses)
	(455)	(758)	(623)	694	Income tax expense (benefit)
	$(529)	$1,417	$(4,220)	$(7,106)	Net income (loss)

Benefit plan net gain (loss)	$1,726	$2,298	$4,640	$6,893	Other underwriting expenses
	(363)	(482)	(975)	(1,447)	Income tax expense (benefit)
	$1,363	$1,816	$3,665	$5,446	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance of URA (D) on securities	$247,741	$(192,155)	$(179,392)	$49,969
Change to beginning balance due to adoption of ASU 2016-01	-	-	-	(1,201)
Current period change in URA (D) of investments - temporary	93,190	(20,868)	521,919	(261,982)
Current period change in URA (D) of investments - non-credit OTTI	47	3	(1,549)	194
Ending balance of URA (D) on securities	340,978	(213,020)	340,978	(213,020)

Beginning balance of foreign currency translation adjustments	(227,527)	(184,884)	(215,747)	(138,931)
Current period change in foreign currency translation adjustments	(3,426)	(5,930)	(15,206)	(51,883)
Ending balance of foreign currency translation adjustments	(230,953)	(190,814)	(230,953)	(190,814)

Beginning balance of benefit plan net gain (loss)	(65,116)	(68,299)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,363	1,816	3,665	5,446
Ending balance of benefit plan net gain (loss)	(63,753)	(66,483)	(63,753)	(66,483)

Ending balance of accumulated other comprehensive income (loss)	$46,272	$(470,317)	$46,272	$(470,317)

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus

25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2019, was $6,198,350 thousand. As of September 30, 2019, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2019			At December 31, 2018
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	595,575	12/31/2019	600,000	558,818	12/31/2019
Total Wells Fargo Bank Group Credit Facility		$800,000	$595,575		$800,000	$558,818

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2019	$200,000	$3,482	02/28/2019
		74,243	12/31/2019		3,672	11/24/2019
		3,482	02/29/2020		72,443	12/31/2019
		173	12/16/2020		296	08/15/2020
		122	12/20/2020		177	12/16/2020
		2,993	12/31/2020		125	12/20/2020
		547	08/15/2021		1,851	11/04/2022
		39,027	09/30/2023		407	11/13/2022
		-			59,293	12/30/2022
Total Citibank Bilateral Agreement	$200,000	$124,259		$200,000	$141,746

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2019, was

$,6189,098 thousand. As of September 30, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£30,000	£24,845	12/31/2022	£30,000	£26,000	12/31/2022
	-	-		-	-
Total Lloyd's Bank Credit Facility	£30,000	£24,845		£30,000	£26,000

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2019, Everest Re had admitted assets of $12,310,510 thousand which provides borrowing capacity of up to $1,231,051 thousand. Through September 30, 2019, Everest had no borrowings through the FLHB.

12. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At September 30, 2019, the total amount on deposit in trust accounts was $867,357 thousand.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mt. Logan Re Segregated Accounts	2019	2018	2019	2018
(Dollars in thousands)
Ceded written premiums	97,391	73,015	237,841	203,445
Ceded earned premiums	79,560	65,982	220,200	192,820
Ceded losses and LAE	79,499	28,982	164,914	189,505

Assumed written premiums	9,867	4,793	14,900	9,440
Assumed earned premiums	9,867	4,793	14,900	9,440
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $993,036 thousand and $1,156,853 thousand at September 30, 2019 and December 31, 2018, respectively. Of this amount, Group had investments recorded at $45,748 thousand and $45,625 thousand at September 30, 2019 and December 31, 2018, respectively, in the segregated accounts.

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

				September 30, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06-05-2014	06-01-2044	400,000	$397,044	$450,984	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars In thousands	2019	2018	2019	2018
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

14. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04-26-2007	$400,000	05-15-2037	05-01-2067	$236,733	$214,853	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2019 to November 14, 2019 is 4.54%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense incurred	$2,881	$2,875	$8,892	$7,968

15. LEASES

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
Lease expense incurred:	2019	2019
Operating lease cost	$5,384	$16,602

At September 30,
(Dollars in thousands)	2019
Operating lease right of use assets	$58,754
Operating lease liabilities	65,138

Nine Months Ended
September 30,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$(14,665)

At September 30,
2019
Weighted average remaining operating lease term	6.0 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$4,869
2020	19,383
2021	10,648
2022	10,390
2023	9,937
2024	9,549
Thereafter	17,037
Undiscounted lease payments	81,813
Less: present value adjustment	16,675
Total operating lease liability	$65,138

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, will be effective October 1, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year. The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex during 2021.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$852,679	$940,839	$2,258,589	$2,237,170
Net written premiums	754,477	845,743	1,931,024	1,957,877

Premiums earned	$646,265	$670,663	$1,893,516	$1,837,932
Incurred losses and LAE	380,960	440,070	1,052,789	1,494,916
Commission and brokerage	215,813	156,500	555,517	432,532
Other underwriting expenses	19,150	16,250	50,468	48,608
Underwriting gain (loss)	$30,342	$57,843	$234,742	$(138,124)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$442,294	$362,651	$1,215,209	$1,128,399
Net written premiums	407,897	348,785	1,141,319	1,049,249

Premiums earned	$372,344	$342,238	$1,083,354	$1,049,637
Incurred losses and LAE	411,011	310,400	878,118	738,830
Commission and brokerage	83,420	81,439	253,015	255,704
Other underwriting expenses	11,331	10,191	29,847	31,116
Underwriting gain (loss)	$(133,418)	$(59,792)	$(77,626)	$23,987

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$441,699	$377,916	$1,204,512	$1,163,042
Net written premiums	421,339	358,758	1,140,609	1,108,962

Premiums earned	$402,190	$299,815	$1,095,208	$972,647
Incurred losses and LAE	258,650	211,718	674,994	591,328
Commission and brokerage	71,865	76,611	230,581	238,416
Other underwriting expenses	13,351	10,752	36,716	31,647
Underwriting gain (loss)	$58,324	$734	$152,917	$111,256

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$666,602	$517,258	$2,018,727	$1,668,181
Net written premiums	484,844	385,487	1,491,286	1,241,269

Premiums earned	$484,820	$418,763	$1,383,537	$1,220,508
Incurred losses and LAE	321,303	289,670	909,203	825,275
Commission and brokerage	71,978	66,851	214,387	195,790
Other underwriting expenses	74,326	60,749	204,945	175,954
Underwriting gain (loss)	$17,213	$1,493	$55,002	$23,489

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Underwriting gain (loss)	$(27,539)	$278	$365,035	$20,608
Net investment income	181,058	161,363	501,062	440,979
Net realized capital gains (losses)	(12,943)	54,804	109,561	45,679
Net derivative gain (loss)	(189)	2,225	3,395	5,485
Corporate expenses	(8,435)	(7,890)	(22,622)	(23,519)
Interest, fee and bond issue cost amortization expense	(7,907)	(7,901)	(23,972)	(23,047)
Other income (expense)	(31,025)	(13,408)	(52,550)	(2,948)
Income (loss) before taxes	$93,020	$189,471	$879,909	$463,237

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
United Kingdom gross written premium	$272,297	$246,580	$743,294	$681,911

No other country represented more than 5% of the Company’s revenues.

17. SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2019, 40,345 share-based compensation awards were granted on September 18, 2019, with a fair value of $260.555 per share.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,064	$2,977	$6,616	$8,931
Interest cost	2,928	2,585	8,788	7,754
Expected return on plan assets	(4,492)	(3,670)	(14,523)	(11,011)
Amortization of net (income) loss	1,909	2,237	5,111	6,710
FAS 88 settlement charge	102	-	309	-
Net periodic benefit cost	$2,511	$4,129	$6,301	$12,384

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$245	$446	$818	$1,339
Interest cost	245	307	835	920
Amortization of prior service cost	(144)	(33)	(433)	(98)
Amortization of net (income) loss	(39)	94	(39)	282
Net periodic benefit cost	$307	$814	$1,181	$2,443

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company contributed $77,000 thousand to the qualified pension benefit plan.

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

20. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In October 2019, Typhoon Hagibis made landfall in Japan. Additionally, wildfires are currently impacting California. Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from these events will adversely impact fourth quarter 2019 financial statements.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Gross written premiums	$2,403.3	$2,198.7	9.3%	$6,697.0	$6,196.8	8.1%
Net written premiums	2,068.6	1,938.8	6.7%	5,704.2	5,357.4	6.5%

REVENUES:
Premiums earned	$1,905.6	$1,731.5	10.1%	$5,455.6	$5,080.7	7.4%
Net investment income	181.1	161.4	12.2%	501.1	441.0	13.6%
Net realized capital gains (losses)	(12.9)	54.8	(123.6)%	109.6	45.7	139.9%
Net derivative gain (loss)	(0.2)	2.2	(108.5)%	3.4	5.5	(38.1)%
Other income (expense)	(31.0)	(13.4)	131.4%	(52.6)	(2.9)	NM
Total revenues	2,042.5	1,936.5	5.5%	6,017.1	5,569.9	8.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,371.9	1,251.9	9.6%	3,515.1	3,650.3	(3.7)%
Commission, brokerage, taxes and fees	443.1	381.4	16.2%	1,253.5	1,122.4	11.7%
Other underwriting expenses	118.2	97.9	20.6%	322.0	287.3	12.1%
Corporate expenses	8.4	7.9	6.9%	22.6	23.5	(3.8)%
Interest, fees and bond issue cost amortization expense	7.9	7.9	0.1%	24.0	23.0	4.0%
Total claims and expenses	1,949.5	1,747.0	11.6%	5,137.2	5,106.7	0.6%

INCOME (LOSS) BEFORE TAXES	93.0	189.5	(50.9)%	879.9	463.2	89.9%
Income tax expense (benefit)	(11.4)	(8.9)	27.7%	88.1	(11.1)	NM
NET INCOME (LOSS)	$104.4	$198.4	(47.4)%	$791.8	$474.4	66.9%

RATIOS:			Point Change			Point Change
Loss ratio	72.0%	72.3%	(0.3)	64.4%	71.8%	(7.4)
Commission and brokerage ratio	23.3%	22.0%	1.3	23.0%	22.1%	0.9
Other underwriting expense ratio	6.1%	5.7%	0.4	5.9%	5.7%	0.2
Combined ratio	101.4%	100.0%	1.4	93.3%	99.6%	(6.3)

				At	At	Percentage
				Septeber 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2019	2018	(Decrease)
Balance sheet data:
Total investments and cash				$20,364.6	$18,433.1	10.5%
Total assets				27,023.7	24,751.0	9.2%
Loss and loss adjustment expense reserves				13,637.6	13,119.1	4.0%
Total debt				633.8	633.6	0.0%
Total liabilities				18,040.5	16,890.2	6.8%
Shareholders' equity				8,983.3	7,860.8	14.3%
Book value per share				220.28	193.37	13.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 9.3% to $2,403.3 million for the three months ended September 30, 2019, compared to $2,198.7 million for the three months ended September 30, 2018, reflecting a $149.3 million, or 28.9%, increase in our insurance business and a $55.3 million, or 3.3%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty and specialty lines. The increase in reinsurance premiums was mainly due to increases in casualty writings, facultative business and proportional business, partially offset by a decrease in treaty property business. Gross written premiums increased by 8.1% to $6,697.0 million for the nine months ended September 30, 2019, compared to $6,196.8 million for the nine months ended September 30, 2018, reflecting a $350.5 million, or 21.0%, increase in our insurance business and a $149.7 million, or 3.3%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy, specialty lines, accident and health and business written through the Lloyd’s Syndicate. The increase in reinsurance premiums was mainly due to increases in treaty casualty writings, facultative business and proportional business, partially offset by a decline in treaty property business.

Net written premiums increased by 6.7% to $2,068.6 million for the three months ended September 30, 2019, compared to $1,938.8 million for the three months ended September 30, 2018. Net written premiums increased by 6.5% to $5,704.2 million for the nine months ended September 30, 2019, compared to $5,357.4 million for the nine months ended September 30, 2018. These changes are consistent with the changes in gross written premiums. Premiums earned increased by 10.1% to $1,905.6 million for the three months ended September 30, 2019, compared to $1,731.5 million for the three months ended September 30, 2018. Premiums earned increased by 7.4% to $5,455.6 million for the nine months ended September 30, 2019, compared to $5,080.7 million for the nine months ended September 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 12.2% to $181.1 million for the three months ended September 30, 2019 compared with investment income of $161.4 million for the three months ended September 30, 2018. Net investment income increased by 13.6% to $501.1 million for the nine months ended September 30, 2019 compared with investment income of $441.0 million for the nine months ended September 30, 2018. Net pre-tax investment income, as a percentage of average invested assets, was 3.7% for the three months ended September 30, 2019 compared to 3.5% for the three months ended September 30, 2018. Net pre-tax investment income, as a percentage of average invested assets, was 3.5% for the nine months ended September 30, 2019 compared to 3.2% for the nine months ended September 30, 2018. The increases in income and yield were primarily the result of higher income from our growing fixed maturity portfolio and from our limited partnerships, partially offset by lower dividend income from our equity portfolio.

Net Realized Capital Gains (Losses). Net realized capital losses were $12.9 million and net realized capital gains were $54.8 million for the three months ended September 30, 2019 and 2018, respectively. The net realized capital losses of $12.9 million for the three months ended September 30, 2019 were comprised of $12.0 million of net losses from fair value re-measurements and $7.3 million of other-than-temporary impairments, partially offset by $6.5 million of net realized capital gains from sales of investments. The net realized capital gains of $54.8 million for the three months ended September 30, 2018 were comprised of $48.2 million of net gains from fair value re-measurements and $10.4 million of net realized capital gains from sales of investments, partially offset by $3.8 million of other-than-temporary impairments.

Net realized capital gains were $109.6 million for the nine months ended September 30, 2019 compared to net realized capital gains of $45.7 million for the nine months ended September 30, 2018. The net realized capital gains of $109.6 million for the nine months ended September 30, 2019 were comprised of $102.8 million of net gains from fair value re-measurements and $22.3 million of net realized capital gains from sales of investments, partially offset by $15.4 million of other-than-temporary impairments. The net realized capital gains of $45.7 million for the nine months ended September 30, 2018 were comprised of $31.7 million of net gains from fair value re-measurements and $18.8 million of net realized capital gains from sales of investments, partially offset by $4.8 million of other-than-temporary impairments.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, three of which remained outstanding at September 30, 2019. These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss). As a result of these adjustments in value, we recognized net derivative losses of $0.2 million and net derivative gains of $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and net derivative gains of $3.4 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense). We recorded other expense of $31.0 million and $13.4 million for the three months ended September 30, 2019 and 2018, respectively. We recorded other expense of $52.6 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions. We incurred foreign currency exchange expense of $26.0 million and $14.8 million for the three months ended September 30, 2019 and 2018, respectively. We incurred foreign currency exchange expense of $44.5 million and foreign currency exchange income of $9.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,128.7	59.2%		$(52.2)	-2.7%		$1,076.4	56.5%
Catastrophes	295.5	15.5%		-	-%		295.5	15.5%
Total	$1,424.2	74.7%		$(52.2)	-2.7%		$1,371.9	72.0%

2018
Attritional	$1,014.4	58.5%		$(2.5)	-0.1%		$1,011.9	58.4%
Catastrophes	240.0	13.9%		-	-%		240.0	13.9%
Total	$1,254.4	72.4%		$(2.5)	-0.1%		$1,251.9	72.3%

Variance 2019/2018
Attritional	$114.3	0.7	pts	$(49.7)	(2.6)	pts	$64.5	(1.9)	pts
Catastrophes	55.5	1.6	pts	-	-	pts	55.5	1.6	pts
Total	$169.8	2.3	pts	$(49.7)	(2.6)	pts	$120.0	(0.3)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$3,239.0	59.4%		$(74.4)	-1.4%		$3,164.6	58.0%
Catastrophes	320.5	5.9%		30.0	0.5%		350.5	6.4%
Total	$3,559.5	65.3%		$(44.4)	-0.9%		$3,515.1	64.4%

2018
Attritional	$2,913.2	57.3%		$(100.0)	-2.0%		$2,813.1	55.3%
Catastrophes	305.0	6.0%		532.2	10.5%		837.2	16.5%
Total	$3,218.2	63.3%		$432.2	8.5%		$3,650.3	71.8%

Variance 2019/2018
Attritional	$325.8	2.1	pts	$25.6	0.6	pts	$351.5	2.7	pts
Catastrophes	15.5	(0.1)	pts	(502.2)	(10.0)	pts	(486.7)	(10.1)	pts
Total	$341.3	2.0	pts	$(476.6)	(9.4)	pts	$(135.2)	(7.4)	pts

Incurred losses and LAE increased by 9.6% to $1,371.9 million for the three months ended September 30, 2019, compared to $1,251.9 million for the three months ended September 30, 2018, primarily due to an Increase of $114.3 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and an increase of $55.5 million in current year catastrophe losses, partially offset by $49.7 million of additional favorable development in prior years attritional losses in 2019 compared to 2018. The favorable development was mainly due to the impact of the early commutation of a multi-year contract. The current year catastrophe losses of $295.5 million for the three months ended September 30, 2019 related to Hurricane Dorian ($164.5 million) and Typhoon Faxai ($131.0 million). The current year catastrophe losses of $240.0 million for the three months ended September 30, 2018 related to Hurricane Florence ($90.0 million), Typhoon Jebi ($80.0 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($25.0 million) and Japan Floods ($20.0 million).

Incurred losses and LAE decreased by 3.7% to $3,515.1 million for the nine months ended September 30, 2019, compared to $3,650.3 million for the nine months ended September 30, 2018, primarily due to a $502.2 million reduction in unfavorable development on prior years catastrophe losses in 2019 compared to 2018, partially offset by an increase of $325.8 million in current year attritional losses, an increase in current year catastrophe losses of $15.5 million and less favorable development on prior years attritional losses of $25.6 million. The current year catastrophe losses of $320.5 million for the nine months ended September 30, 2019 related to Hurricane Dorian ($164.5 million), Typhoon Faxai ($131.0 million) and the Townsville monsoon in Australia ($25.0 million). The current year catastrophe losses of $305.0 million for the nine months ended September 30, 2018 related to Hurricane Florence ($90.0 million), Typhoon Jebi ($80.0 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($25.0 million), Japan Floods ($20.0 million) and the U.S. winter storms ($17.3 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 16.2% to $443.1 million for the three months ended September 30, 2019 compared to $381.4 million for the three months ended September 30, 2018. Commission, brokerage, taxes and fees increased by 11.7% to $1,253.5 million for the nine months ended September 30, 2019 compared to $1,122.4 million for the nine months ended September 30, 2018. The increases were primarily due to the impact of the increases in premiums earned, fluctuations in contingent commissions and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $118.2 million and $97.9 million for the three months ended September 30, 2019 and 2018, respectively. Other underwriting expenses were $322.0 million and $287.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increases in other underwriting expenses were mainly due to the impact of the increase in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, remained relatively flat at $8.4 million and $7.9 million for the three months ended September 30, 2019 and 2018, respectively, and $22.6 million and $23.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.9 million and $7.9 million for the three months ended September 30, 2019 and 2018, respectively. Interest, fees and other bond amortization expense was $24.0 million and $23.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change in expense was primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 4.54% as of September 30, 2019.

Income Tax Expense (Benefit). We had an income tax benefit of $11.4 million and income tax expense of $88.1 million for the three and nine months ended September 30, 2019, respectively. We had an income tax benefit of $8.9 million and $11.1 million for the three and nine months ended September 30, 2018, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions, as affected primarily by tax-exempt investment income and foreign tax credits. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, net capital gains (losses) and foreign exchange gains (losses), among jurisdictions with different income tax rates. The change in income tax expense (benefit) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in losses incurred and commission expense. The change in income tax expense (benefit) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in earned premiums, investment income and net realized capital gains (losses).

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies ("PFICs"). The proposed regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. Management is still in the process of evaluating the impact to its shareholders and business operations, if any.

Net Income (Loss).

Our net income was $104.4 million and $198.4 million for the three months ended September 30, 2019 and 2018, respectively. Our net income was $791.8 million and $474.4 million for the nine months ended September 30, 2019 and 2018, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 1.4 points to 101.4% for the three months ended September 30, 2019, compared to 100.0% for the three months ended September 30, 2018, and decreased by 6.3 points to 93.3% for the nine months ended September 30, 2019, compared to 99.6% for the nine months ended September 30, 2018. The loss ratio component decreased 0.3 points and 7.4 points for the three and nine months ended September 30, 2019 over the same periods last year mainly due to lower unfavorable development on prior year catastrophe losses in 2019 compared to 2018. The commission and brokerage ratio component increased to 23.3% for the three months ended September 30, 2019 compared to 22.0% for the three months ended September 30, 2018, and increased to 23.0% for the nine months ended September 30, 2019 compared to 22.1% for the nine months ended September 30, 2018. The increase was mainly due to the impact of the early commutation of a multi-year contract and changes in the mix of business. The other underwriting expense ratios increased slightly to 6.1% for the three months ended September 30, 2019 from 5.7% for the three months ended September 30, 2018. The other underwriting expense ratios increased slightly to 5.9% for the nine months ended September 30, 2019 from 5.7% for the nine months ended September 30, 2018.

Shareholders’ Equity.

Shareholders’ equity increased by $1,122.5 million to $8,983.3 million at September 30, 2019 from $7,860.8 million at December 31, 2018, principally as a result of $791.8 million of net income, $520.4 million of unrealized appreciation on investments net of tax, $17.5 million of share-based compensation transactions and $3.7 million of net benefit plan obligation adjustments, partially offset by $171.1 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $15.2 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 12.2% to $181.1 million for the three months ended September 30, 2019, compared with investment income of $161.4 million for the three months ended September 30, 2018. Net investment income increased by 13.6% to $501.1 million for the nine months ended September 30, 2019, compared with investment income of $441.0 million for the nine months ended September 30, 2018. The increases were primarily the result of higher income from our growing fixed maturity portfolio and from our limited partnerships, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Fixed maturities	$130.1	$119.5	$383.4	$343.0
Equity securities	4.2	5.4	12.3	18.9
Short-term investments and cash	3.9	5.0	13.5	8.8
Other invested assets
Limited partnerships	43.8	38.3	100.3	83.7
Other	7.3	3.0	13.6	10.0
Gross investment income before adjustments	189.3	171.2	523.1	464.4
Funds held interest income (expense)	2.3	1.0	9.7	6.6
Future policy benefit reserve income (expense)	(0.4)	(0.4)	(1.0)	(1.0)
Gross investment income	191.2	171.8	531.8	470.0
Investment expenses	(10.1)	(10.4)	(30.7)	(29.0)
Net investment income	$181.1	$161.4	$501.1	$441.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets	3.0%	3.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.7%	3.5%	3.5%	3.2%
Annualized after-tax yield on average cash and invested assets	3.3%	3.1%	3.1%	2.8%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$14.3	$5.7	$8.6	$42.0	$25.5	$16.5
Losses	(9.0)	(4.9)	(4.1)	(25.3)	(14.4)	(10.9)
Total	5.3	0.8	4.5	16.7	11.1	5.6

Fixed maturity securities, fair value:
Gains	-	-	-	0.4	-	0.4
Losses	-	(0.7)	0.7	-	(1.8)	1.8
Total	-	(0.7)	0.7	0.4	(1.8)	2.2

Equity securities, fair value:
Gains	1.0	14.2	(13.2)	9.3	28.2	(18.9)
Losses	(2.2)	(4.6)	2.4	(6.7)	(20.2)	13.5
Total	(1.1)	9.5	(10.7)	2.6	8.0	(5.4)

Other Invested Assets:
Gains	2.6	0.9	1.7	2.9	1.5	1.4
Losses	(0.5)	-	(0.5)	(0.6)	-	(0.6)
Total	2.1	0.9	1.2	2.3	1.5	0.8

Short Term Investments:
Gains	0.2	-	0.2	0.3	-	0.3
Losses	-	-	-	-	-	-
Total	0.2	-	0.2	0.3	-	0.3

Total net realized gains (losses) from sales:
Gains	18.2	20.7	(2.6)	54.9	55.2	(0.3)
Losses	(11.7)	(10.3)	(1.5)	(32.6)	(36.4)	3.8
Total	6.5	10.4	(3.9)	22.3	18.8	3.5

Other-than-temporary impairments:	(7.3)	(3.8)	(3.5)	(15.4)	(4.8)	(10.6)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.5	(0.5)	-	1.5	(1.5)
Equity securities, fair value	(12.0)	47.7	(59.7)	102.8	30.2	72.6
Total	(12.0)	48.2	(60.2)	102.8	31.7	71.1

Total net realized capital gains (losses)	$(12.9)	$54.8	$(67.6)	$109.6	$45.7	$64.0

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $12.9 million and net realized capital gains were $54.8 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, we recorded $12.0 million of net losses from fair value re-measurements and $7.3 million of other-than-temporary impairments, partially offset by $6.5 million of net realized capital gains from sales of investments. For the three months ended September 30, 2018, we recorded $48.2 million of net gains from fair value re-measurements and $10.4 million of net realized capital gains from sales of investments, partially offset by $3.8 million of other-than-temporary impairments. The fixed maturity and equity sales for the three months ended September 30, 2019 and 2018 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $109.6 million for the nine months ended September 30, 2019 and net realized capital gains were $45.7 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we recorded $102.8 million of net gains from fair value re-measurements and $22.3 million of net realized capital gains from sales of investments, partially offset by $15.4 million of other-than-temporary impairments. For the nine months ended September 30, 2018, we recorded $31.7 million of net gains from fair value re-measurements and $18.8 million of net realized capital gains from sales of investments, partially offset by $4.8 million of other-than-temporary impairments. The fixed maturity and equity sales for the nine months ended September 30, 2019 and 2018 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$852.7	$940.8	$(88.1)	-9.4%	$2,258.6	$2,237.2	$21.4	1.0%
Net written premiums	754.5	845.7	(91.2)	-10.8%	1,931.0	1,957.9	(26.9)	-1.4%

Premiums earned	$646.3	$670.7	$(24.4)	-3.6%	$1,893.5	$1,837.9	$55.6	3.0%
Incurred losses and LAE	381.0	440.1	(59.1)	-13.4%	1,052.8	1,494.9	(442.1)	-29.6%
Commission and brokerage	215.8	156.5	59.3	37.9%	555.5	432.5	123.0	28.4%
Other underwriting expenses	19.2	16.3	2.9	17.8%	50.5	48.6	1.9	3.9%
Underwriting gain (loss)	$30.3	$57.8	$(27.5)	-47.6%	$234.7	$(138.1)	$372.8	NM %

				Point Chg				Point Chg
Loss ratio	58.9%	65.6%		(6.7)	55.6%	81.4%		(25.8)
Commission and brokerage ratio	33.4%	23.3%		10.1	29.3%	23.5%		5.8
Other underwriting expense ratio	3.0%	2.5%		0.5	2.7%	2.6%		0.1
Combined ratio	95.3%	91.4%		3.9	87.6%	107.5%		(19.9)

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 9.4% to $852.7 million for the three months ended September 30, 2019 from $940.8 million for the three months ended September 30, 2018, primarily due to a decrease in treaty property writings, partially offset by an increase in treaty casualty business. Net written premiums decreased by 10.8% to $754.5 million for the three months ended September 30, 2019 compared to $845.7 million for the three months ended September 30, 2018, which is consistent with the change in gross written premiums. Premiums earned decreased by 3.6% to $646.3 million for the three months ended September 30, 2019, compared to $670.7 million for the three months ended September 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.0% to $2,258.6 million for the nine months ended September 30, 2019 from $2,237.2 million for the nine months ended September 30, 2018, primarily due to increases in treaty casualty writings, partially offset by a decline in treaty property business. Net written premiums decreased by 1.4% to $1,931.0 million for the three months ended September 30, 2019 compared to $1,957.9 million for the nine months ended September 30, 2018. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased by 3.0% to $1,893.5 million for the nine months ended September 30, 2019, compared to $1,837.9 million for the nine months ended September 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$379.4	58.7%		$(50.1)	-7.8%		$329.3	50.9%
Catastrophes	50.5	7.8%		1.2	0.2%		51.7	8.0%
Total Segment	$429.9	66.5%		$(49.0)	-7.6%		$381.0	58.9%

2018
Attritional	$374.2	55.8%		$(0.1)	-%		$374.1	55.8%
Catastrophes	97.5	14.5%		(31.5)	-4.7%		66.0	9.8%
Total Segment	$471.7	70.3%		$(31.6)	-4.7%		$440.1	65.6%

Variance 2019/2018
Attritional	$5.2	2.9	pts	$(50.0)	(7.8)	pts	$(44.8)	(4.9)	pts
Catastrophes	(47.0)	(6.7)	pts	32.7	4.9	pts	(14.3)	(1.8)	pts
Total Segment	$(41.8)	(3.8)	pts	$(17.4)	(2.9)	pts	$(59.1)	(6.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,100.2	58.1%		$(70.0)	-3.7%		$1,030.3	54.4%
Catastrophes	50.4	2.7%		(27.9)	-1.5%		22.5	1.2%
Total Segment	$1,150.7	60.8%		$(97.9)	-5.2%		$1,052.8	55.6%

2018
Attritional	$994.3	54.1%		$(69.3)	-3.8%		$925.1	50.3%
Catastrophes	102.0	5.6%		467.8	25.5%		569.8	31.1%
Total Segment	$1,096.3	59.7%		$398.5	21.7%		$1,494.9	81.4%

Variance 2019/2018
Attritional	$105.9	4.0	pts	$(0.7)	0.1	pts	$105.2	4.1	pts
Catastrophes	(51.6)	(2.9)	pts	(495.7)	(27.0)	pts	(547.3)	(29.9)	pts
Total Segment	$54.4	1.1	pts	$(496.4)	(26.9)	pts	$(442.1)	(25.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 13.4% to $381.0 million for the three months ended September 30, 2019, compared to $440.1 million for the three months ended September 30, 2018. The decrease was primarily due to $50.0 million of additional favorable development on prior years attritional losses in 2019 compared to 2018, mainly due to the early commutation of a multi-year contract, and a decrease of $47.0 million on current year catastrophe losses. This decline was partially offset by an increase of $32.7 million on prior year catastrophe losses. The current year catastrophe losses of $50.5 million for the three months ended September 30, 2019 related primarily to Typhoon Faxai ($26.5 million) and Hurricane Dorian ($24.0 million). The current year catastrophe losses of $97.5 million for the three months ended September 30, 2018 related primarily to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), the U.S. winter storms ($2.3 million) and Typhoon Trami ($2.0 million).

Incurred losses decreased by 29.6% to $1,052.8 million for the nine months ended September 30, 2019, compared to $1,494.9 million for the nine months ended September 30, 2018. The decrease was primarily due to $27.9 million of favorable development on prior years catastrophe losses in 2019 compared to $467.8 million of unfavorable development in 2018, mainly related to Hurricane Harvey, Irma and Maria and the 2017 California wildfires, as well as a decrease of $51.6 million on current year catastrophe losses. These declines were partially offset by an increase of $105.9 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business. The current year catastrophe losses of $50.4 million for the three months ended September 30, 2019 related primarily to Typhoon Faxai ($26.5 million) and Hurricane Dorian ($24.0 million). The current year catastrophe losses of $102.0 million for the nine months ended September 30, 2018 related primarily to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), the U.S. winter storms ($6.8 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million) and Typhoon Trami ($2.0 million).

Segment Expenses. Commission and brokerage expenses increased by 37.9% to $215.8 million for the three months ended September 30, 2019 compared to $156.5 million for the three months ended September 30, 2018. Commission and brokerage expenses increased by 28.4% to $555.5 million for the nine months ended September 30, 2019 compared to $432.5 million for the nine months ended September 30, 2018. The increases are mainly due to increases in contingent commissions and changes in the mix of business.

Segment other underwriting expenses increased to $19.2 million for the three months ended September 30, 2019 from $16.3 million for the three months ended September 30, 2018. Segment other underwriting expenses increased to $50.5 million for the nine months ended September 30, 2019 from $48.6 million for the nine months ended September 30, 2018. The increases were mainly due to the impact of the increases in premiums earned and changes in the mix of business.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$442.3	$362.7	$79.6	21.9%	$1,215.2	$1,128.4	$86.8	7.7%
Net written premiums	407.9	348.8	59.1	16.9%	1,141.3	1,049.2	92.1	8.8%

Premiums earned	$372.3	$342.2	$30.1	8.8%	$1,083.4	$1,049.6	$33.8	3.2%
Incurred losses and LAE	411.0	310.4	100.6	32.4%	878.1	738.8	139.3	18.9%
Commission and brokerage	83.4	81.4	2.0	2.5%	253.0	255.7	(2.7)	-1.1%
Other underwriting expenses	11.3	10.2	1.1	10.8%	29.8	31.1	(1.3)	-4.2%
Underwriting gain (loss)	$(133.4)	$(59.8)	$(73.6)	123.1%	$(77.6)	$24.0	$(101.6)	NM %

				Point Chg				Point Chg
Loss ratio	110.3%	90.6%		19.7	81.1%	70.4%		10.7
Commission and brokerage ratio	22.4%	23.8%		(1.4)	23.4%	24.4%		(1.0)
Other underwriting expense ratio	3.1%	3.1%		-	2.7%	2.9%		(0.2)
Combined ratio	135.8%	117.5%		18.3	107.2%	97.7%		9.5

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 21.9% to $442.3 million for the three months ended September 30, 2019 compared to $362.7 million for the three months ended September 30, 2018, primarily due to increases in Latin American business, Canadian business and facultative writings. Net written premiums increased by 16.9% to $407.9 million for the three months ended September 30, 2019 compared to $348.8 million for the three months ended September 30, 2018. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 8.8% to $372.3 million for the three months ended September 30, 2019 compared to $342.2 million for the three months ended September 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 7.7% to $1,215.2 million for the nine months ended September 30, 2019 compared to $1,128.4 million for the nine months ended September 30, 2018, primarily due to the increases in Middle East and Africa business, facultative business and Asian business written through our Singapore branch, partially offset by a decline in Latin American business and a negative impact of $26.0 million from the movement of foreign exchange rates. Net written premiums increased by 8.8% to $1,141.3 million for the nine months ended September 30, 2019 compared to $1,049.2 million for the nine months ended September 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased 3.2% to $1,083.4 million for the nine months ended September 30, 2019 compared to $1,049.6 million for the nine months ended September 30, 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$188.4	50.6%		$(2.1)	-0.6%		$186.3	50.0%
Catastrophes	225.0	60.4%		(0.3)	-0.1%		224.7	60.3%
Total Segment	$413.4	111.0%		$(2.4)	-0.7%		$411.0	110.3%

2018
Attritional	$182.8	53.4%		$(2.4)	-0.7%		$180.4	52.7%
Catastrophes	96.3	28.1%		33.7	9.8%		130.0	37.9%
Total Segment	$279.1	81.5%		$31.3	9.1%		$310.4	90.6%

Variance 2019/2018
Attritional	$5.6	(2.8)	pts	$0.3	0.1	pts	$5.9	(2.7)	pts
Catastrophes	128.7	32.3	pts	(34.0)	(9.9)	pts	94.7	22.4	pts
Total Segment	$134.3	29.5	pts	$(33.7)	(9.8)	pts	$100.6	19.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$570.4	52.7%		$(4.5)	-0.4%		$566.0	52.3%
Catastrophes	249.9	23.1%		62.2	5.7%		312.2	28.8%
Total Segment	$820.4	75.8%		$57.8	5.3%		$878.1	81.1%

2018
Attritional	$539.4	51.4%		$(29.6)	-2.8%		$509.7	48.6%
Catastrophes	146.3	13.9%		82.8	7.9%		229.1	21.8%
Total Segment	$685.7	65.3%		$53.2	5.1%		$738.8	70.4%

Variance 2019/2018
Attritional	$31.0	1.3	pts	$25.1	2.4	pts	$56.3	3.7	pts
Catastrophes	103.6	9.2	pts	(20.6)	(2.2)	pts	83.1	7.0	pts
Total Segment	$134.7	10.5	pts	$4.6	0.2	pts	$139.3	10.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 32.4% to $411.0 million for the three months ended September 30, 2019 compared to $310.4 million for the three months ended September 30, 2018, primarily due to a $128.7 million increase in current year catastrophe losses and $34.0 million of less unfavorable development on prior years catastrophe losses in 2019 compared to 2018, mainly related to Hurricane Maria, Hurricane Irma and the Mexico City earthquake unfavorable development in 2018. The current year catastrophe losses of $225.0 million for the three months ended September 30, 2019 related primarily to Hurricane Dorian ($126.5 million) and Typhoon Faxai ($99.5 million). The current year catastrophe losses of $96.3 million for the three months ended September 30, 2018 related primarily to Typhoon Jebi ($60.1 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).

Incurred losses and LAE increased by 18.9% to $878.1 million for the nine months ended September 30, 2019 compared to $738.8 million for the nine months ended September 30, 2018, primarily due to an increase of $103.6 million on current year catastrophe losses, an increase of $31.0 million in current year attritional losses and $25.1 million less of favorable development on prior years attritional losses in 2019 compared to 2018. These increases were partially offset by $20.6 million less of unfavorable development on prior years catastrophe losses. The current year catastrophe losses of $249.9 million for the nine months ended September 30, 2019 related to Hurricane Dorian ($126.5 million), Typhoon Faxai ($99.5 million) and the Townsville monsoon in Australia ($23.9 million). The current year catastrophe losses of $146.3 million for the nine months ended September 30, 2018 related primarily to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).

Segment Expenses. Commission and brokerage increased by 2.5% to $83.4 million for the three months ended September 30, 2019 compared to $81.4 million for the three months ended September 30, 2018. This increase was mainly due to the impact of the increase in premiums earned. Commission and brokerage decreased slightly to $253.0 million for the nine months ended September 30, 2019 compared to $255.7 million for the nine months ended September 30, 2018. This decrease is mainly due to changes in the mix of business and a decrease in contingent commissions.

Segment other underwriting expenses increased slightly to $11.3 million for the three months ended September 30, 2019 compared to $10.2 million for the three months ended September 30, 2018. Segment other underwriting expenses decreased to $29.8 million for the nine months ended September 30, 2019 compared to $31.1 million for the nine months ended September 30, 2018. The variances are mainly due to changes in the mix of business.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$441.7	$377.9	$63.8	16.9%	$1,204.5	$1,163.0	$41.5	3.6%
Net written premiums	421.3	358.8	62.5	17.4%	1,140.6	1,109.0	31.6	2.8%

Premiums earned	$402.2	$299.8	$102.4	34.2%	$1,095.2	$972.6	$122.6	12.6%
Incurred losses and LAE	258.7	211.7	47.0	22.2%	675.0	591.3	83.7	14.2%
Commission and brokerage	71.9	76.6	(4.7)	-6.1%	230.6	238.4	(7.8)	-3.3%
Other underwriting expenses	13.4	10.8	2.6	24.1%	36.7	31.6	5.1	16.1%
Underwriting gain (loss)	$58.3	$0.7	$57.6	NM %	$152.9	$111.3	$41.6	37.4%

				Point Chg				Point Chg
Loss ratio	64.3%	70.7%		(6.4)	61.6%	60.9%		0.7
Commission and brokerage ratio	17.9%	25.6%		(7.7)	21.1%	24.5%		(3.4)
Other underwriting expense ratio	3.3%	3.5%		(0.2)	3.3%	3.2%		0.1
Combined ratio	85.5%	99.8%		(14.3)	86.0%	88.6%		(2.6)

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 16.9% to $441.7 million for the three months ended September 30, 2019 compared to $377.9 million for the three months ended September 30, 2018, primarily due to increased Bermuda casualty business. Net written premiums increased by 17.4% to $421.3 million for the three months ended September 30, 2019 compared to $358.8 million for the three months ended September 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased 34.2% to $402.2 million for the three months ended September 30, 2019 compared to $299.8 million for the three months ended September 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.6% to $1,204.5 million for the nine months ended September 30, 2019 compared to $1,163.0 million for the nine months ended September 30, 2018, primarily due to increased Bermuda casualty business and an increase in business written through our UK branch, partially offset by a negative impact of $26.0 million from the movement of foreign exchange rates. Net written premiums increased by 2.8% to $1,140.6 million for the nine months ended September 30, 2019 compared to $1,109.0 million for the nine months ended September 30, 2018, which is consistent with the change in gross written premiums. Premiums earned increased 12.6% to $1,095.2 million for the nine months ended September 30, 2019 compared to $972.6 million for the nine months ended September 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$240.2	59.7%		$-	0.0%		$240.2	59.7%
Catastrophes	16.0	4.0%		2.5	0.6%		18.5	4.6%
Total Segment	$256.2	63.7%		$2.5	0.6%		$258.7	64.3%

2018
Attritional	$179.2	59.8%		$-	0.0%		$179.2	59.8%
Catastrophes	31.7	10.6%		0.8	0.3%		32.5	10.9%
Total Segment	$210.9	70.4%		$0.8	0.3%		$211.7	70.7%

Variance 2019/2018
Attritional	$61.0	(0.1)	pts	$-	-	pts	$61.0	(0.1)	pts
Catastrophes	(15.7)	(6.6)	pts	1.7	0.3	pts	(14.0)	(6.3)	pts
Total Segment	$45.3	(6.7)	pts	$1.7	0.3	pts	$47.0	(6.4)	pts

	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$659.8	60.2%		$-	0.0%		$659.8	60.2%
Catastrophes	16.1	1.5%		(1.0)	-0.1%		15.2	1.4%
Total Segment	$676.0	61.7%		$(1.0)	-0.1%		$675.0	61.6%

2018
Attritional	570.5	58.7%		-	0.0%		570.5	58.7%
Catastrophes	$31.7	3.3%		$(10.9)	-1.1%		$20.8	2.2%
Total Segment	$602.2	62.0%		$(10.9)	-1.1%		$591.3	60.9%

Variance 2019/2018
Attritional	$89.3	1.5	pts	$-	-	pts	$89.3	1.5	pts
Catastrophes	(15.6)	(1.8)	pts	9.9	1.0	pts	(5.6)	(0.8)	pts
Total Segment	$73.8	(0.3)	pts	$9.9	1.0	pts	$83.7	0.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 22.2% to $258.7 million for the three months ended September 30, 2019 compared to $211.7 million for the three months ended September 30, 2018, primarily due to an increase of $61.0 million in current year attritional losses mainly due to the impact of the increase in premiums earned, partially offset by a decrease of $15.7 million on current year catastrophe losses. The current year catastrophe losses of $16.0 million for the three months ended September 30, 2018 mainly related to Hurricane Dorian ($10.0 million) and Typhoon Faxai ($5.0 million). The current year catastrophe losses of $31.7 million for the three months ended September 30, 2018 related primarily to Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million) and Japan Floods ($5.0 million).

Incurred losses and LAE increased by 14.2% to $675.0 million for the nine months ended September 30, 2019 compared to $591.3 million for the nine months ended September 30, 2018, primarily due to an increase of $89.3 million in current year attritional losses due mainly to the impact of the increase in premiums earned, partially offset by a decrease of $15.6 million on current year catastrophe losses. The current year catastrophe losses of $16.1 million for the nine months ended September 30, 2019 mainly related to Hurricane Dorian ($10.0 million), Typhoon Faxai ($5.0 million) and the Townsville monsoon in Australia ($1.1 million). The current year catastrophe losses of $31.7 million for the nine months ended September 30, 2018 related primarily to Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million) and Japan Floods ($5.0 million).

Segment Expenses. Commission and brokerage decreased by 6.1% to $71.9 million for the three months ended September 30, 2019 compared to $76.6 million for the three months ended September 30, 2018. Commission and brokerage decreased by 3.3% to $230.6 million for the nine months ended September 30, 2019 compared to $238.4 million for the nine months ended September 30, 2018. These decreases were mainly due to changes in the mix of business.

Segment other underwriting expenses increased to $13.4 million for the three months ended September 30, 2019 compared to $10.8 million for the three months ended September 30, 2018. Segment other underwriting expenses increased to $36.7 million for the nine months ended September 30, 2019 compared to $31.6 million for the nine months ended September 30, 2018. These increases were mainly due to the increase in premiums earned and changes in the mix of business.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$666.6	$517.3	$149.3	28.9%	$2,018.7	$1,668.2	$350.5	21.0%
Net written premiums	484.8	385.5	99.3	25.8%	1,491.3	1,241.3	250.0	20.1%

Premiums earned	$484.8	$418.8	$66.0	15.8%	$1,383.5	$1,220.5	$163.0	13.4%
Incurred losses and LAE	321.3	289.7	31.6	10.9%	909.2	825.3	83.9	10.2%
Commission and brokerage	72.0	66.9	5.1	7.6%	214.4	195.8	18.6	9.5%
Other underwriting expenses	74.3	60.7	13.6	22.4%	204.9	176.0	28.9	16.4%
Underwriting gain (loss)	$17.2	$1.5	$15.7	NM %	$55.0	$23.5	$31.6	134.8%

				Point Chg				Point Chg
Loss ratio	66.2%	69.2%		(3.0)	65.8%	67.6%		(1.8)
Commission and brokerage ratio	14.8%	16.0%		(1.2)	15.5%	16.0%		(0.5)
Other underwriting expense ratio	15.4%	14.4%		1.0	14.7%	14.5%		0.2
Combined ratio	96.4%	99.6%		(3.2)	96.0%	98.1%		(2.1)

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 28.9% to $666.6 million for the three months ended September 30, 2019 compared to $517.3 million for the three months ended September 30, 2018. This increase was related to most lines of business including property, casualty and specialty lines. Net written premiums increased by 25.8% to $484.8 million for the three months ended September 30, 2019 compared to $385.5 million for the three months ended September 30, 2018. The change is consistent with the change in gross written premiums. Premiums earned increased 15.8% to $484.8 million for the three months ended September 30, 2019 compared to $418.8 million for the three months ended September 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.0% to $2,018.7 million for the nine months ended September 30, 2019 compared to $1,668.2 million for the nine months ended September 30, 2018. This increase was related to most lines of business including property, casualty, energy, specialty lines, accident and health and premiums written through the Lloyd’s Syndicate. Net written premiums increased by 20.1% to $1,491.3 million for the nine months ended September 30, 2019 compared to $1,241.3 million for the nine months ended September 30, 2018. The change is consistent with the change in gross written premiums. Premiums earned increased 13.4% to $1,383.5 million for the nine months ended September 30, 2019 compared to $1,220.5 million for the nine months ended September 30, 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$320.7	66.1%		$-	-%		$320.7	66.1%
Catastrophes	4.0	0.8%		(3.4)	(0.7)%		0.6	0.1%
Total Segment	$324.7	66.9%		$(3.4)	(0.7)%		$321.3	66.2%

2018
Attritional	$278.2	66.4%		$-	-%		$278.2	66.4%
Catastrophes	14.5	3.5%		(3.0)	-0.7%		11.5	2.8%
Total Segment	$292.7	69.9%		$(3.0)	-0.7%		$289.7	69.2%

Variance 2019/2018
Attritional	$42.5	(0.3)	pts	$-	-	pts	$42.5	(0.3)	pts
Catastrophes	(10.5)	(2.7)	pts	(0.4)	-	pts	(10.9)	(2.7)	pts
Total Segment	$32.0	(3.0)	pts	$(0.4)	-	pts	$31.6	(3.0)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$908.5	65.7%		$0.0	0.0%		$908.6	65.7%
Catastrophes	4.0	0.3%		(3.4)	-0.2%		0.6	0.1%
Total Segment	$912.5	66.0%		$(3.4)	-0.2%		$909.2	65.8%

2018
Attritional	$808.9	66.3%		$(1.1)	-0.1%		$807.9	66.2%
Catastrophes	25.0	2.0%		(7.6)	-0.6%		17.4	1.4%
Total Segment	$833.9	68.3%		$(8.7)	-0.7%		$825.3	67.6%

Variance 2019/2018
Attritional	$99.6	(0.6)	pts	$1.1	0.1	pts	$100.7	(0.5)	pts
Catastrophes	(21.0)	(1.7)	pts	4.2	0.4	pts	(16.8)	(1.3)	pts
Total Segment	$78.6	(2.3)	pts	$5.4	0.5	pts	$83.9	(1.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 10.9% to $321.3 million for the three months ended September 30, 2019 compared to $289.7 million for the three months ended September 30, 2018, mainly due to an increase of $42.5 million in current year attritional losses related to the impact of the increase in premiums earned, partially offset by a decrease of $10.5 million in current year catastrophe losses. The current year catastrophe losses of $4.0 million for the three months ended September 30, 2019 related to Hurricane Dorian ($4.0 million). The current year catastrophe losses of $14.5 million for the three months ended September 30, 2018 related primarily to Hurricane Florence ($13.0 million) and 2018 California wildfires ($1.5 million).

Incurred losses and LAE increased by 10.2% to $909.2 million for the nine months ended September 30, 2019 compared to $825.3 million for the nine months ended September 30, 2018, mainly due to an increase of $99.6 million in current year attritional losses related to the impact of the increase in premiums earned, partially offset by a decrease of $21.0 million in current year catastrophe losses. The current year catastrophe losses of $4.0 million for the nine months ended September 30, 2019 related to Hurricane Dorian ($4.0 million). The current year catastrophe losses of $25.0 million for the nine months ended September 30, 2018 related primarily to Hurricane Florence ($13.0 million), the U.S. winter storms ($10.5 million) and 2018 California wildfires ($1.5 million).

Segment Expenses. Commission and brokerage increased by 7.6% to $72.0 million for the three months ended September 30, 2019 compared to $66.9 million for the three months ended September 30, 2018. Commission and brokerage increased by 9.5% to $214.4 million for the nine months ended September 30, 2019 compared to $195.8 million for the nine months ended September 30, 2018. The increases were mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $74.3 million for the three months ended September 30, 2019 compared to $60.7 million for the three months ended September 30, 2018. Segment other underwriting expenses increased to $204.9 million for the nine months ended September 30, 2019 compared to $176.0 million for the nine months ended September 30, 2018. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $20,364.6 million at September 30, 2019, an increase of $1,931.5 million compared to $18,433.1 million at December 31, 2018. This increase was primarily the result of $1,486.9 million of cash flows from operations, $582.7 million of pre-tax unrealized appreciation, $107.7 million in fair value re-measurements and $105.0 million in equity adjustments of our limited partnership investments, partially offset by $171.1 million paid out in dividends to shareholders, $36.7 million due to fluctuations in foreign currencies, the repurchase of 114,633 common shares for $24.6 million, $23.6 million of amortization bond premium, $15.4 million of other-than-temporary impairments and $13.8 million of unsettled securities.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At September 30, 2019, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52.2% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2019		At December 31, 2018
Fixed maturities, market value	$16,566.1	81.3%	$15,225.3	82.6%
Fixed maturities, fair value	-	0.0%	2.3	0.0%
Equity securities, fair value	906.2	4.4%	716.6	3.9%
Short-term investments	459.0	2.3%	241.0	1.3%
Other invested assets	1,716.1	8.4%	1,591.7	8.6%
Cash	717.2	3.5%	656.1	3.6%
Total investments and cash	$20,364.6	100.0%	$18,433.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2019	December 31, 2018
Fixed income portfolio duration (years)	3.2	3.0
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.4%
Imbedded end of period yield, after-tax	3.0%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
Fixed income portfolio total return	5.8%	1.3%
Barclay's Capital - U.S. aggregate index	8.5%	0.0%

Common equity portfolio total return	15.0%	(5.2)%
S&P 500 index	20.7%	(4.4)%

Other invested asset portfolio total return	9.5%	11.1%

The pre-tax equivalent total return for the bond portfolio was approximately 5.8% and 2.9%, respectively, for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,817.9 million and $1,787.6 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $710.7 million, or 39.1%, was receivable from Mt. Logan Re collateralized segregated accounts; $136.8 million, or 7.5%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”); and $91.2 million, or 5.0%, was receivable from Resolution Group Reinsurance (Barbados) Limited (“Resolution Group”). The receivables from Resolution

Group are fully collateralized by an individual trust agreement. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $13,637.6 million and $13,119.1 million at September 30, 2019 and December 31, 2018, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,470.0	$2,075.4	$4,545.4	33.3%
International	1,220.7	1,228.7	2,449.4	18.0%
Bermuda	1,252.2	1,710.9	2,963.1	21.7%
Insurance	1,067.4	2,291.1	3,358.5	24.6%
Total excluding A&E	6,010.3	7,306.2	13,316.5	97.6%
A&E	262.0	59.2	321.2	2.4%
Total including A&E	$6,272.3	$7,365.4	$13,637.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,191.5	$2,498.7	$4,690.2	35.8%
International	1,194.3	1,010.4	2,204.7	16.8%
Bermuda	1,163.5	1,592.4	2,755.9	21.0%
Insurance	1,082.0	2,038.9	3,120.9	23.8%
Total excluding A&E	5,631.2	7,140.4	12,771.6	97.4%
A&E	270.6	76.9	347.5	2.6%
Total including A&E	$5,901.9	$7,217.3	$13,119.1	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2019	2018
Gross reserves	$321.2	$347.5
Reinsurance receivable	(79.6)	(86.0)
Net reserves	$241.6	$261.5

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at September 30, 2019, we had net asbestos loss reserves of $233.0 million, or 96.4%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.6 years at September 30, 2019. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $8,983.3 million as of September 30, 2019 from $7,860.8 million as of December 31, 2018. This increase was the result of $791.8 million of net income, $520.4 million of unrealized appreciation on investments net of tax, $17.5 million of share-based compensation transactions and $3.7 million of net benefit plan obligation adjustments, partially offset by $171.1 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $15.2 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at September 30, 2019 and December 31, 2018 was $8,983.3 million and $7,860.8 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in term of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2018 Form 10-K filing in PART 1, Item 1. Business, Risk Management of Underwriting and Reinsurance Arrangements. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2018 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 10% of our December 31, 2018 shareholders’ equity. During the first half of 2019, we have reduced our exposure to catastrophes and concurrently, our shareholders’ equity has increased by 12.4% to $8,836.8 million as of June 30, 2019. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 6% of our June 30, 2019 shareholders’ equity.

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

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$310	$422	$497	$639	$859	$1,182
California, Earthquake	100	307	512	687	787	1,004
Texas, Wind	116	317	457	590	647	689

During the first three quarters of 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $171.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2018, we repurchased 342,179 shares for $75.3 million in the open market and paid $216.2 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares. As of September 30, 2019, we had repurchased 28.7 million shares under this authorization.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1,486.9 million and $543.6 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, these cash flows reflected net tax recoverables of $80.5 million and $67.9 million for the nine months ended September 30, 2019 and 2018, respectively, and net catastrophe loss payments of $678.0 million and $754.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2019 and December 31, 2018, we held cash and short-term investments of $1,176.1 million and $897.1 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2019, we had $1,444.4 million of available for sale fixed maturity securities maturing within one year or less, $6,750.2 million maturing within one to five years and $4,329.7 million maturing after five years. Our $906.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At September 30, 2019 we had $401.3 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $536.5 million of pre-tax unrealized appreciation and $135.2 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2019, was $6,198.4 million. As of September 30, 2019, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2019 and December 31, 2018, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At September 30, 2019, the Group Credit Facility had no outstanding letters of credit under tranche one and $595.6 million outstanding letters of credit under tranche two. At December 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $558.8 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2019, was $6,189.1 million. As of September 30, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

At September 30, 2019 and December 31, 2018, Everest International Credit Facility had £24.8 million and £26.0 million outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for both the three months ended September 30, 2019 and 2018 and were $0.3 million for both the nine months ended September 30, 2019 and 2018.

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

Interest Rate Risk. Our $20.4 billion investment portfolio, at September 30, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,177.0 million of mortgage-backed securities in the $16,566.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $459.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2019
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$18,178.2	$17,591.7	$17,025.1	$16,438.4	15,842.3
Market/Fair Value Change from Base (%)	6.8%	3.3%	0.0%	(3.4)%	(6.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,018.2	$500.2	$-	$(519.4)	$(1,048.3)

We had $13,637.6 million and $13,119.1 million of gross reserves for losses and LAE as of September 30, 2019 and December 31, 2018, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.1 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $10.6 billion, representing approximately 62.5% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$725.0	$815.6	$906.2	$996.9	$1,087.5
After-tax Change in Fair/Market Value	$(149.4)	$(74.7)	$-	$74.7	$149.4

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

ITEM 1A.RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2019	350	$248.9475	-	1,328,695
August 1 - 31, 2019	838	$242.1097	0	1,328,695
September 1 - 30, 2019	0	$250.8546	0	1,328,695
Total	2,570	$-	-	1,328,695

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

Dated: November 12, 2019