Form 10-K
period 2019-12-31
EVEREST RE GROUP LTD
filed 2020-03-02
CIK 1095073

S-7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $10,070,237 thousand.

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At February 1, 2020
Common Shares, $0.01 par value	RE	New York Stock Exchange	40,813,432

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2018 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2019.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums, in 2019, of $9.1 billion with approximately 70% representing reinsurance and 30% representing insurance. Shareholders’ equity at December 31, 2019 was $9.1 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships. Group’s active operating subsidiaries, other than Ireland Insurance which is not yet rated, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

• Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business. Bermuda Re commenced business in the second half of 2000. Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets. At December 31, 2019, Bermuda Re had shareholder’s equity of $3.2 billion.

• Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Through 2019, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re, Ireland Re and Ireland Insurance. In 2015, Everest International issued additional capital as part of a capital restructuring initiative within the Company to support a planned increase in international business production, which includes supporting Group’s Lloyd’s of London Syndicate corporate member. At December 31, 2019, Everest International had shareholder’s equity of $3.6 billion.

• Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

• Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets.

• Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2019, Everest Re had statutory surplus of $3.7 billion.

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

• Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia.

• Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia.

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

Marketing.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2019 calendar year, no single customer (ceding company or insured) generated more than 4% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 63%, 31% and 6% of the Company’s 2019 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 58% of gross written premiums in 2019. The largest broker, Marsh and McLennan, accounted for approximately 23% of gross written premiums. The second largest broker, Aon Benfield Re, accounted for approximately 16% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business mainly writes commercial property and casualty on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2019, two program administrators accounted for approximately 7% of the Company’s gross written premium each, and included multiple independent programs for each program administrator with the largest representing 4% of the overall gross written premium. No other program administrator generated more than 2% of the Company’s gross written premium.

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

Underwriting Operations.

The following five year table presents the distribution of the Company’s gross written premiums by its segments: U.S. Reinsurance, International, Bermuda and Insurance. The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2019		2018		2017		2016		2015
U.S. Reinsurance
Property
Pro Rata (1)	$875.5	9.6%	$1,069.6	12.6%	$848.4	11.8%	$495.2	8.2%	$591.3	10.0%
Excess	846.5	9.3%	1,031.9	12.2%	1,085.2	15.1%	1,054.2	17.5%	1,065.3	18.1%
Casualty
Pro Rata (1)	945.0	10.3%	702.2	8.3%	460.7	6.4%	378.2	6.3%	319.9	5.4%
Excess	295.4	3.2%	210.6	2.5%	198.7	2.8%	198.2	3.3%	171.3	2.9%
Total (2)	2,962.4	32.4%	3,014.3	35.6%	2,593.0	36.1%	2,125.8	35.2%	2,147.9	36.5%

International
Property
Pro Rata (1)	$628.0	6.9%	$679.8	8.0%	577.5	8.1%	671.9	11.1%	699.3	11.9%
Excess	544.5	6.0%	424.7	5.0%	377.9	5.3%	337.4	5.6%	411.2	7.0%
Casualty
Pro Rata (1)	264.1	2.9%	281.0	3.3%	236.4	3.3%	111.7	1.9%	113.4	1.9%
Excess	212.0	2.3%	158.4	1.9%	125.0	1.7%	109.7	1.8%	110.4	1.9%
Total (2)	1,648.6	18.1%	1,543.9	18.2%	1,316.7	18.4%	1,230.7	20.4%	1,334.2	22.6%

Bermuda
Property
Pro Rata (1)	$470.7	5.2%	$422.6	5.0%	294.0	4.1%	261.1	4.3%	265.8	4.5%
Excess	238.6	2.6%	229.4	2.7%	222.0	3.1%	175.5	2.9%	165.3	2.8%
Casualty
Pro Rata (1)	785.7	8.6%	773.7	9.1%	407.7	5.7%	318.6	5.3%	281.0	4.8%
Excess	249.9	2.7%	240.6	2.8%	281.2	3.9%	135.2	2.2%	165.2	2.8%
Total (2)	1,744.9	19.1%	1,666.3	19.7%	1,205.0	16.8%	890.4	14.8%	877.3	14.9%

Total Reinsurance
Property
Pro Rata (1)	$1,974.2	21.6%	$2,172.0	25.6%	1,719.9	24.0%	1,428.2	23.7%	1,556.4	26.4%
Excess	1,629.6	17.8%	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%
Casualty
Pro Rata (1)	1,994.7	21.8%	1,756.9	20.7%	1,104.8	15.4%	808.5	13.4%	714.3	12.1%
Excess	757.3	8.3%	609.7	7.2%	604.9	8.4%	443.1	7.3%	446.9	7.6%
Total (2)	6,355.9	69.6%	6,224.6	73.4%	5,114.7	71.3%	4,246.9	70.4%	4,359.4	74.0%

Insurance
Property
Pro Rata (1)	$857.7	9.4%	$645.9	7.6%	725.1	10.1%	716.4	11.9%	592.2	10.1%
Casualty
Pro Rata (1)	1,919.8	21.0%	1,604.6	18.9%	1,334.1	18.6%	1,070.6	17.7%	940.1	16.0%
Total (2)	2,777.5	30.4%	2,250.6	26.6%	2,059.2	28.7%	1,787.0	29.6%	1,532.3	26.0%

Total Company
Property
Pro Rata (1)	$2,831.9	31.0%	$2,818.0	33.2%	2,445.1	34.1%	2,144.6	35.5%	2,148.6	36.5%
Excess	1,629.6	17.8%	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%	1,641.8	27.9%
Casualty
Pro Rata (1)	3,914.5	42.9%	3,361.5	39.7%	2,438.9	34.0%	1,879.1	31.1%	1,654.3	28.1%
Excess	757.3	8.3%	609.7	7.2%	604.9	8.4%	443.1	7.3%	446.9	7.6%
Total (2)	9,133.4	100.0%	8,475.2	100.0%	7,173.9	100.0%	6,033.9	100.0%	5,891.7	100.0%
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

In 2019, $1,591.6 million of gross written premiums were attributable to U.S. treaty property business, of which 52.2% was written on a pro rata basis and 47.8% was written on an excess of loss basis. The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $1,008.4 million of gross written premiums in 2019, of which 85.0% was written on a pro rata basis and 15.0% was written on an excess of loss basis. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, financial lines, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty, and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2019, $128.6 million, $44.8 million and $16.6 million of gross written premiums were attributable to the casualty, property and national brokerage lines of business, respectively.

The marine and aviation unit’s 2019 gross written premiums totaled $91.1 million, all of which was written on a treaty basis, of which 93.7% was sourced through reinsurance brokers. Of the marine and aviation gross written premiums in 2019, marine treaties represented 50.1% and consisted mainly of hull and cargo coverage. In 2019, the marine unit’s premiums were written 67.1% on an excess of loss basis and 32.9% on a pro rata basis. Of the marine and aviation gross written premiums in 2019, aviation premiums accounted for 49.9% and included reinsurance of airline and general aviation risks. In 2019, the aviation unit's premiums were written 86.5% on a pro rata basis and 13.5% on an excess of loss basis.

In 2019, gross written premiums of the surety unit totaled $57.9 million, 80.4% of which was written on a pro rata basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2019, gross written premium of the A&H reinsurance unit totaled $23.4 million, of which 75.6% was written through brokers.

In 2019, 96.7% and 3.3% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment. The Company’s International segment focuses on opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore and its Lloyd’s Syndicate; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. Of the Company’s 2019 international gross written premiums, 71.1% represented property business, while 28.9% represented casualty business. As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise. Of the Company’s international business, 74.9% was written through brokers, with 25.1% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $186.2 million in 2019 and consisted of 32.7% of excess property business, 23.5% of pro rata casualty business, 23.3% of excess casualty business, and 20.5% of pro rata property business. Of the Canadian gross written premiums, 69.3% consisted of treaty reinsurance, while 30.7% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $225.0 million of gross written premiums in 2019 and consisted of 62.2% of excess property business, 24.8% of pro rata property business, 8.9% of pro rata casualty business and 4.2% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $1,237.4 million of gross written premiums in 2019 and consisted of 40.5% of pro rata treaty property business, 20.1% of facultative business, 19.6% of excess treaty property business, 16.1% of pro rata treaty casualty business, and 3.7% of excess treaty casualty business. Of this international business, 56.0% was sourced from Latin America, 21.0% was home-foreign business, 18.0% was sourced from the Middle East and 5% was sourced from Africa.

Bermuda Segment. The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re. In 2019, Bermuda Re had gross written premiums of $807.2 million, virtually all of which was treaty reinsurance.

In 2019, the UK branch of Bermuda Re wrote $638.6 million of gross treaty reinsurance premium consisting of 59.3% of excess casualty business, 21.7% of pro rata casualty business, 9.9% of pro rata property business and 9.2% of excess property business.

In 2019, Ireland Re wrote $281.9 million of gross treaty reinsurance premium consisting of 37.3% of pro rata property business, 25.9% of excess property business, 24.4% of pro rata casualty business, and 12.4% of excess casualty business.

The Company writes assumed business with the segregated cells of Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally. In 2019, gross written premium totaled $17.2 million, which was all on a property excess of loss basis.

Insurance Segment. The Insurance segment writes property and casualty insurance through general agents, wholesale and retail brokers and surplus lines brokers within the U.S., Canada, Ireland, Bermuda, and through the Company’s Lloyds Syndicate. In 2019, the Company’s Insurance segment wrote $2,777.5 million of gross written premiums, of which 69% was casualty and 31% was property, principally targeting commercial business. Insurance business written directly through the Company’s offices represented $2,033.1 million or 73% of the segment’s premium and $744.4 million or 27% was written through program administrators.

In 2019 the Insurance Segment wrote $806.0 million of Specialty Casualty business consisting primarily of auto liability, primary and excess general liability, and some products liability written by multiple divisions with the largest including Specialty Casualty, Everest Underwriting Partners (“EUP”), Energy, Sports and Leisure, and Risk Management. Workers Compensation totaled $568.8 million of premium, written with a focus on the manufacturing, hospitality, construction and real estate industries, and written principally by the Risk Management, EUP and Energy divisions. Property / Short Tail business totaled $530.6 million consisting of commercial property, auto physical damage and contingency business, written principally by the US Property, EUP and Everest Canada divisions. Professional Liability totaled $388.4 million consisting primarily of directors’ and officers’ liability, error and omissions, fiduciary liability, cyber liability, crime and employment practices liability written principally by the Everest Specialty Underwriters (“ESU”) and Lloyd’s Syndicate divisions.

Accident and Health totaled $336.8 million which includes principally medical stop loss, specialty medical business, pro sports disability and medicare supplement business. Other Specialty totaled $146.9 million consisting of reps and warranty, credit and political risk, and surety written within the ESU division.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 6% of its December 31, 2019 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2020:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$134	$453	$715	$850	$977	$1,498
Southeast U.S., Wind	453	601	703	881	1,062	1,755
Europe Wind	145	370	605	884	1,012	1,076

The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$108	$346	$534	$643	$730	$1,265
Southeast U.S., Wind	327	436	517	674	827	1,324
Europe Wind	124	304	487	725	830	884

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

The U.S. Terrorism Risk Insurance Program Reauthorization Act of 2019 provides some protection to the insurance book of business. It also provides indirect protection to exposed reinsurance treaties. However, the Company is still exposed to risk of loss from terrorism due to deductibles, co-pays and uncovered lines of business.

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

At December 31, 2019, the Company had $1,763.5 million in reinsurance receivables with respect to both paid and unpaid losses ceded. Of this amount, $682.8 million, or 38.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $147.8 million, or 8.4%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $95.5 million, or 5.4%, was receivable from Zurich Versicherungs Gesellschaft (“Zurich”). No other retrocessionaire accounted for more than 5% of our receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

Claims.

Reinsurance and insurance claims are managed by the Company’s professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Some insurance claims are handled by third party claims service providers who have limited authority and are subject to oversight by the Company’s professional claims staff.

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

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017

Gross reserves at beginning of period	$13,119.1	$11,884.3	$10,312.3
Incurred related to:
Current year	4,986.5	5,264.3	4,816.0
Prior years	(63.6)	387.1	(293.4)
Total incurred losses	4,922.9	5,651.4	4,522.6
Paid related to:
Current year	2,042.3	1,700.7	1,280.6
Prior years	2,460.8	3,011.2	2,062.6
Total paid losses	4,503.1	4,711.9	3,343.2
Foreign exchange/translation adjustment	51.3	(111.7)	170.9
Change in reinsurance receivables on unpaid losses and LAE	21.1	407.0	221.8
Gross reserves at end of period	$13,611.3	$13,119.1	$11,884.3

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $4,986.5 million, $5,264.3 million and $4,816.0 million at December 31, 2019, 2018 and 2017, respectively. The decrease in current year incurred losses from 2018 to 2019 was primarily due to $693.5 million of lower catastrophe in 2019 compared to 2018, partially offset by $415.6 million of additional attritional losses related to higher premiums earned in 2019 compared to 2018.

Incurred prior years losses decreased by $63.6 million in 2019, increased by $387.1 million in 2018, and decreased by $293.4 million in 2017. The decrease for 2019 primarily related to reserve reductions associated with short-tail lines of business and workers’ compensation.

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

Reserves for Asbestos and Environmental Losses and LAE.

At December 31, 2019, the Company’s gross reserves for A&E claims represented 1.9% of its total reserves. The Company’s A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct insurance business and Everest Re’s assumed reinsurance business. Liabilities related to Mt. McKinley’s direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Gross reserves	$257.9	$347.5	$449.0
Reinsurance receivable	(29.2)	(86.0)	(130.9)
Net reserves	$228.7	$261.5	$318.1

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

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43.4 million. In addition, the maximum liability permitted to be retroceded increased to $450.3 million.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2019	2018	2017
Balance at beginning of year	$46.8	$51.0	$55.1
Liabilities assumed	0.1	0.1	0.1
Adjustments to reserves	0.4	0.8	(0.4)
Benefits paid in the current year	(4.6)	(5.1)	(3.7)
Balance at end of year	$42.6	$46.8	$51.0

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

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions. At December 31, 2019, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 53.3% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2019, is estimated at approximately 3.1 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The duration of the fixed income portfolio at December 31, 2019 and 2018 was 3.5 years and 3.0 years, respectively.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities. Approximately 37.0% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $647.1 million, $581.2 million and $542.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase from 2019 to 2018 was primarily due to higher income from the growing fixed income portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio. The increase from 2017 to 2018 was primarily due to higher income from the growing fixed income portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

The Company had net realized capital gains for 2019 of $185.0 million. In 2019, the Company recorded $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. In 2018, net realized capital losses were $127.1 million due to $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments. In 2017, net realized capital gains were $153.2 million due to $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments.

The Company’s cash and invested assets totaled $20.7 billion at December 31, 2019, which consisted of 87.0% fixed maturities and cash, of which 92.6% were investment grade; 8.5% other invested assets and 4.5% equity securities. The average maturity of fixed maturity securities was 4.4 years at December 31, 2019, and their overall duration was 3.5 years.

As of December 31, 2019, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $814.6 million and a market value of $844.6 million. CMBS securities comprising more than 98% of the December 31, 2019 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). Furthermore, all held CMBS securities are rated investment grade by Standard & Poor’s.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2019	$19,632.4	$647.1	3.30%	$185.0	$532.9
2018	18,425.8	581.2	3.15%	(127.1)	(250.9)
2017	17,840.2	542.9	3.04%	153.2	(94.8)
2016	16,967.2	473.1	2.79%	(7.2)	96.6
2015	16,692.8	473.5	2.84%	(184.1)	(194.0)

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

(3) Included in 2019, 2018, 2017, 2016 and 2015 are fair value re-measurements of $167.0 million, ($67.3) million, $139.0 million, $59.1 million, and ($45.6) million, respectively.

(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489.7	$28.3	$(2.2)	$1,515.8	$—
Obligations of U.S. states and political subdivisions	507.4	29.6	(0.1)	536.9	—
Corporate securities	6,227.6	185.1	(37.8)	6,374.9	0.5
Asset-backed securities	892.4	6.8	(1.9)	897.3	—
Mortgage-backed securities
Commercial	814.6	31.2	(1.2)	844.6	—
Agency residential	2,173.1	36.4	(10.9)	2,198.6	—
Non-agency residential	5.7	—	—	5.7	—
Foreign government securities	1,492.3	47.2	(33.5)	1,506.0	0.1
Foreign corporate securities	2,870.7	108.0	(33.6)	2,945.1	0.4
Total fixed maturity securities	$16,473.5	$472.6	$(121.2)	$16,824.9	$1.0

(Some amounts may not reconcile due to rounding.)

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629.5	$16.8	$(15.2)	$2,631.1	$—
Obligations of U.S. states and political subdivisions	490.0	12.9	(2.8)	500.1	0.4
Corporate securities	5,538.6	48.5	(141.6)	5,445.5	1.7
Asset-backed securities	545.4	0.2	(5.5)	540.1	—
Mortgage-backed securities
Commercial	329.9	2.2	(5.4)	326.7	—
Agency residential	1,832.8	7.3	(43.8)	1,796.3	—
Non-agency residential	10.2	—	—	10.2	—
Foreign government securities	1,335.3	34.7	(55.8)	1,314.2	0.1
Foreign corporate securities	2,694.9	64.0	(97.8)	2,661.1	0.3
Total fixed maturity securities	$15,406.6	$186.6	$(367.9)	$15,225.3	$2.5

(Some amounts may not reconcile due to rounding.)

(a) Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2019		2018
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$6,479.4	38.5%	$6,698.1	44.0%
AA	2,564.0	15.2%	2,345.0	15.4%
A	3,986.8	23.7%	3,082.2	20.2%
BBB	2,457.9	14.6%	1,783.7	11.7%
BB	722.4	4.3%	609.0	4.0%
B	265.4	1.6%	270.0	1.8%
Rated below B	17.7	0.1%	18.6	0.1%
Other	331.3	2.0%	418.7	2.8%
Total	$16,824.9	100.0%	$15,225.3	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2019		2018
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,457.9	8.7%	$1,330.5	8.7%
Due after one year through five years	6,869.4	40.8%	8,016.5	52.7%
Due after five years through ten years	3,609.8	21.5%	2,413.9	15.9%
Due after ten years	941.6	5.6%	791.1	5.2%
Asset-backed securities	897.3	5.3%	540.1	3.5%
Mortgage-backed securities	3,048.9	18.1%	2,133.2	14.0%
Total fixed maturity securities	$16,824.9	100.0%	$15,225.3	100.0%

(Some amounts may not reconcile due to rounding.)

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s and Moody’s. These ratings are based upon factors relevant to policyholders and not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of January 31, 2020.

The Company believes that its ratings are important as they provide the Company’s customers and others with an independent assessment of the Company’s financial strength using a rating scale that provides for relative comparisons. Strong financial ratings are particularly important for reinsurance and insurance companies given that customers rely on a company to pay covered losses well into the future. As a result, a highly rated company is generally preferred.

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's
Everest Reinsurance Co.	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance (Bermuda) Ltd.	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance Co. (Ireland) Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest National Insurance Co.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Co.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Co.	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong)	Not Rated
Everest International Re	A+ (Superior)	Not Rated	Not Rated
Everest Insurance Company of Canada	A+ (Superior)	A+ (Strong)	Not Rated
Everest Denali Insurance Co.	A+ (Superior)	Not Rated	Not Rated
Everest Premier Insurance Co.	A+ (Superior)	Not Rated	Not Rated
Everest Insurance (Ireland), dac	Not Rated	A+ (Strong)	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on May 2, 2019. Standard & Poor’s states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. Standard & Poor’s affirmed these ratings on July 25, 2019. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on September 27, 2019.

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

Worldwide insurance and reinsurance market conditions continued to be competitive. Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments. These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments. This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events. Although insured catastrophe losses for 2019 were slightly below recent annual averages, there were numerous natural catastrophes in 2018, with total industry losses estimated to be $90 billion. The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City. Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador. While the future impact on market conditions from these catastrophes cannot be determined at this time, there is a growing industry consensus that there is some firming of (re)insurance rates for the areas impacted by the recent catastrophes.

Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that have seen significant losses such as excess casualty and directors and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation are experiencing softer market conditions.

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

Employees.

As of February 1, 2020, the Company employed 1,603 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their prior year end statutory capital and surplus. At December 31, 2019, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,739.1 million at December 31, 2019, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2020 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $373.9 million.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states, the District of Columbia and Puerto Rico. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama and is approved as an eligible surplus lines insurer in Delaware. Everest Denali is licensed in 50 states and the District of Columbia. Everest Premier is licensed in 50 states and the District of Columbia. Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda. Bermuda Re is also an authorized reinsurer in the U.K. Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda. By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda. Ireland Re is licensed to write non-life reinsurance for the London and European markets. Ireland Insurance is licensed to write insurance for the European markets. Everest Canada is licensed to write property and casualty insurance in Canada.

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

Based on their financial positions at December 31, 2019, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

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

United States. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Internal Revenue Service (“IRS”) and the United States Treasury Department (“U.S. Treasury”) have subsequently issued both proposed and final regulations related to the new law. Management continues to monitor this guidance as it is issued to determine the impact on the Company and takes action if necessary. Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. corporate income tax but are generally relieved from double taxation through the use of foreign tax credits against their U.S. income tax liability. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to U.S. withholding tax, if distributed, is not practicable to compute. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

United Kingdom. Bermuda Re’s UK branch, the Company’s Lloyd’s Syndicate and Ireland Insurance’s UK branch conduct business in the UK and are subject to taxation in the UK. Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation. If Bermuda Re’s Bermuda operations were to become subject to UK income tax, there could be a material adverse impact on the Company’s financial condition, results of operations and cash flow.

Ireland. Holdings Ireland, Everest Dublin Holdings, Ireland Re and Ireland Insurance conduct business in Ireland and are subject to taxation in Ireland.

Switzerland. Ireland Re’s Zurich branch conducts business in Switzerland and is subject to taxation in Switzerland.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2019	$575.5
2018	1,800.2
2017	1,472.6
2016	301.2
2015	53.8

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2019, 2017, 2016 and 2015 and resulted in a decrease to our pre-tax income in 2018:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2019	$63.6	increase
2018	387.1	decrease
2017	293.4	increase
2016	295.3	increase
2015	65.1	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2019, 1.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

	2019	2018	2017	2016	2015
Percentage of ceded written premiums to gross written premiums	14.3%	12.5%	13.0%	12.6%	12.0%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $225.1 billion in 2018 according to data compiled by Standard & Poor’s. The leaders in this market are Swiss Re, Munich Re, Hannover Rueck SE, Berkshire Hathaway Re and SCOR SE. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 70) and existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Effective January 1, 2020, Juan Andrade (age 54) became President and Chief Executive Officer, replacing Dominic J. Addesso (age 66), who retired effective December 31, 2019 and remains on our Board of Directors. Other key officers include Executive Vice President and Chief Financial Officer, Craig Howie (age 56), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 54), Executive Vice President, General Counsel, Chief Compliance Officer, Secretary and Managing Director and Chief Executive Officer of Bermuda Re, Sanjoy Mukherjee (age 53) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 47). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between August 2020 and April 2023. This includes Sanjoy Mukherjee, the chief executive officer of our Bermuda reinsurance operation.

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

	At
(Dollars in millions)	December 31, 2019	% of Total
Mortgage-backed securities:
Commercial	$844.6	4.1%
Agency residential	2,198.6	10.6%
Non-agency residential	5.7	—%
Other asset-backed	897.3	4.3%
Total asset-backed	3,946.2	19.0%
Other fixed income	12,878.7	62.1%
Total fixed income, at market value	16,824.9	81.1%
Fixed income, available for sale at fair value	5.8	—%
Equity securities, at fair value	931.5	4.5%
Other invested assets	1,763.5	8.5%
Cash and short-term investments	1,222.7	5.9%
Total investments and cash	$20,748.5	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2019, we wrote approximately 22.9% of our coverages in non-U.S. currencies; as of December 31, 2019, we maintained approximately 16.2% of our investment portfolio in investments denominated in non-U.S. currencies. During 2019, 2018 and 2017, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $41.7 million to a gain of $31.1 million.

In January 2020, the United Kingdom exited the European Union (commonly referred to as "Brexit"). The Company has a Lloyd’s of London Syndicate and Bermuda Re has a branch operation in the United Kingdom. The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

As of December 31, 2019, Everest International owned 9,719,971 or 19.2% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

The 2017 TCJA addressed what some members of Congress had expressed concern about for several years, which was U.S. corporations moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate tax rate of 21%. Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter which may exceed its regular income tax. In addition, new proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

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

Reinsurance and insurance premiums paid to Bermuda Re with respect to risks located in the U.S. are subject to a U.S. federal excise tax of one percent. In addition, Bermuda Re is subject to federal excise tax on reinsurance and insurance premiums with respect to risks located in the U.S. In addition, Bermuda Re is subject to withholding tax on dividend income from U.S. sources. These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda. The Company’s other 23 locations occupy a total of approximately 239,600 square feet, all of which are leased. In addition, effective October 2019, the Company entered into a lease agreement to move its corporate offices from Liberty Corner, New Jersey to Warren, New Jersey. The lease agreement covers approximately 315,000 square feet of office space. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. The quarterly high and low closing market prices of Group’s common shares for the periods indicated were:

	2019		2018
	High	Low	High	Low
First Quarter	$226.11	$208.80	$262.67	$216.47
Second Quarter	253.31	214.69	260.00	224.72
Third Quarter	266.76	235.88	236.32	209.84
Fourth Quarter	279.01	247.02	230.17	205.03

Number of Holders of Common Shares.

The number of record holders of common shares as of February 1, 2020 was 478. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.

In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.30 per share for the first three quarters of 2018. The Company declared and paid its quarterly cash dividend of $1.40 per share for the fourth quarter of 2018 and for the first three quarters of 2019. The Company declared and paid its quarterly cash dividend of $1.55 per share for the fourth quarter of 2019. On February 26, 2020, the Company’s Board of Directors declared a dividend of $1.55 per share, payable on or before March 30, 2020 to shareholders of record on March 11, 2020.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2019	-	$—	-	1,443,328
February 1 - 28, 2019	43,321	$223.4676	-	1,443,328
March 1 - 31, 2019	75,193	$214.8230	75,193	1,368,135
April 1 - 30, 2019	39,440	$214.2710	39,440	1,328,695
May 1 - 31, 2019	665	$248.8245	—	1,328,695
June 1 - 30, 2019	—	$—	—	1,328,695
July 1 - 31, 2019	350	$248.9475	-	1,328,695
August 1 - 31, 2019	838	$242.1097	—	1,328,695
September 1 - 30, 2019	1,382	$250.8546	—	1,328,695
October 1 - 31, 2019	310	$254.9750	-	1,328,695
November 1 - 30, 2019	758	$266.8020	-	1,328,695
December 1 - 31, 2019	—	$—	-	1,328,695
Total	162,257	$—	114,633	1,328,695

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.

The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2014 through December 31, 2019, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/14	12/15	12/16	12/17	12/18	12/19
Everest Re Group, Ltd.	100.00	109.94	133.13	139.03	140.05	182.29
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Property & Casualty Insurance	100.00	109.53	126.73	155.10	147.83	186.07

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, were derived from the audited consolidated financial statements of the Company. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
Operating data:
Gross written premiums	$9,133.4	$8,475.2	$7,173.9	$6,033.9	$5,891.7
Net written premiums	7,824.4	7,414.4	6,244.7	5,270.9	5,182.3
Premiums earned	7,403.7	6,931.7	5,937.8	5,320.5	5,292.8
Net investment income	647.1	581.2	542.9	473.1	473.5
Net realized capital gains (losses)	185.0	(127.1)	153.2	(7.2)	(184.1)
Incurred losses and loss adjustment
expenses (including catastrophes)	4,922.9	5,651.4	4,522.6	3,139.6	3,064.7
Net catastrophe losses (1)	550.0	1,669.8	1,339.1	286.0	50.7
Commission, brokerage, taxes and fees	1,703.7	1,519.0	1,304.0	1,188.7	1,183.6
Other underwriting expenses	440.9	371.5	318.8	302.7	257.1
Corporate expenses	33.0	30.7	25.9	27.2	23.3
Interest, fees and bond issue cost
amortization expense	31.7	31.0	31.6	36.2	36.2
Income (loss) before taxes	1,099.0	(242.2)	419.4	1,099.8	1,111.9
Income tax expense (benefit)	89.5	(331.2)	(63.4)	103.5	134.0
Net income (loss) (2)	1,009.5	89.0	482.8	996.3	977.9

EARNINGS PER COMMON SHARE:
Basic (3)	$24.77	$2.18	$11.77	$23.85	$22.29

Diluted (4)	$24.70	$2.17	$11.70	$23.68	$22.10

Dividends declared	$5.75	$5.30	$5.05	$4.70	$4.00

Certain GAAP financial ratios: (5)
Loss ratio	66.5%	81.5%	76.2%	59.0%	57.9%
Other underwriting expense ratio	29.0%	27.3%	27.3%	28.0%	27.2%
Combined ratio (2)	95.5%	108.8%	103.5%	87.0%	85.1%

Balance sheet data (at end of period):
Total investments and cash	$20,748.5	$18,433.1	$18,626.5	$17,483.1	$16,676.4
Total assets	27,324.1	24,751.0	23,563.3	21,279.2	20,545.4
Loss and LAE reserves	13,611.3	13,119.1	11,884.3	10,312.3	9,951.8
Total debt	633.8	633.6	633.4	633.2	633.0
Total liabilities	18,191.1	16,890.2	15,222.6	13,246.1	12,936.8
Shareholders' equity	9,132.9	7,860.8	8,340.7	8,033.1	7,608.6
Book value per share (6)	223.85	193.37	204.25	196.41	178.21

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

(3) Based on weighted average basic common shares outstanding of 40.3 million, 40.4 million, 40.6 million, 41.3 million, and 43.4 million for 2019, 2018, 2017, 2016, and 2015, respectively.

(4) Based on weighted average diluted common shares outstanding of 40.4 million, 40.6 million, 40.8 million, 41.6 million, and 43.8 million for 2019, 2018, 2017, 2016, and 2015, respectively.

(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6) Based on 40.8 million, 40.7 million, 40.8 million, 40.9 million, and 42.7 million common shares outstanding for December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Worldwide insurance and reinsurance market conditions continued to be competitive. Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments. These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments. This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events. Although insured catastrophe losses for 2019 were slightly below recent annual averages, there were numerous natural catastrophes in 2018 with total industry losses estimated to be $90 billion. The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City. Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia. During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador. While the future impact on market conditions from these catastrophes cannot be determined at this time, there is a growing industry consensus that there is some firming of (re)insurance rates for the areas impacted by the recent catastrophes.

Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that have seen significant losses such as excess casualty and directors and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation are experiencing softer market conditions.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2019	2018	2017	2019/2018	2018/2017
Gross written premiums	$9,133.4	$8,475.2	$7,173.9	7.8%	18.1%
Net written premiums	7,824.4	7,414.4	6,244.7	5.5%	18.7%

REVENUES:
Premiums earned	$7,403.7	$6,931.7	$5,937.8	6.8%	16.7%
Net investment income	647.1	581.2	542.9	11.3%	7.1%
Net realized capital gains (losses)	185.0	(127.1)	153.2	NM	-183.0%
Net derivative gain (loss)	6.4	0.5	9.6	NM	(94.6)%
Other income (expense)	(11.0)	(24.8)	(21.2)	(55.5)%	(17.0)%
Total revenues	8,231.2	7,361.5	6,622.3	11.8%	11.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,922.9	5,651.4	4,522.6	(12.9)%	25.0%
Commission, brokerage, taxes and fees	1,703.7	1,519.0	1,304.0	12.2%	16.5%
Other underwriting expenses	440.9	371.5	318.8	18.7%	16.5%
Corporate expenses	33.0	30.7	25.9	7.5%	18.3%
Interest, fees and bond issue cost amortization expense	31.7	31.0	31.6	2.1%	(1.8)%
Total claims and expenses	7,132.2	7,603.7	6,202.9	(6.2)%	22.6%

INCOME (LOSS) BEFORE TAXES	1,099.0	(242.2)	419.4	NM	(157.7)%
Income tax expense (benefit)	89.5	(331.2)	(63.4)	NM	NM
NET INCOME (LOSS)	$1,009.5	$89.0	$482.8	NM	(81.6)%

RATIOS:				Point Change
Loss ratio	66.5%	81.5%	76.2%	(15.0)	5.3
Commission and brokerage ratio	23.0%	21.9%	22.0%	1.1	(0.1)
Other underwriting expense ratio	6.0%	5.4%	5.3%	0.6	0.1
Combined ratio	95.5%	108.8%	103.5%	(13.3)	5.3
	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2019	2018	2017	2019/2018	2018/2017
Balance sheet data:
Total investments and cash	$20,748.5	$18,433.1	$18,626.5	12.6%	(1.0)%
Total assets	27,324.1	24,751.0	23,563.3	10.4%	5.0%
Loss and loss adjustment expense reserves	13,611.3	13,119.1	11,884.3	3.8%	10.4%
Total debt	633.8	633.6	633.4	0.0%	0.0%
Total liabilities	18,191.1	16,890.2	15,222.6	7.7%	11.0%
Shareholders' equity	9,132.9	7,860.8	8,340.7	16.2%	(5.8)%
Book value per share	223.85	193.37	204.25	15.8%	(5.3)%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 7.8% to $9,133.4 million in 2019, compared to $8,475.2 million in 2018, reflecting a $526.9 million, or 23.4%, increase in our insurance business and a $131.3 million, or 2.1%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy, accident and health and business written through the Lloyd’s Syndicate. The increase in reinsurance premiums was mainly due to increases in treaty casualty writings and mortgage business, partially offset by a decline in treaty property business, including lower reinstatement premiums, and a $55.5 million negative impact from the movement of foreign exchange rates. Net written premiums increased by 5.5% to $7,824.4 million in 2019, compared to $7,414.4 million in 2018. This change is consistent with the change in gross written premiums. Premiums earned increased by 6.8% to $7,403.7 million in 2019, compared to $6,931.7 million in 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income. Net investment income increased by 11.3% to $647.1 million in 2019 compared with investment income of $581.2 million in 2018. Net pre-tax investment income, as a percentage of average invested assets, was 3.3% in 2019 compared to 3.2% in 2018. The increases in both income and yield were primarily the result of higher income from our growing fixed maturity portfolio and higher income from our limited partnerships, partially offset by lower dividend income from our equity portfolio.

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

Net Realized Capital Gains (Losses). Net realized capital gains were $185.0 million in 2019, net realized capital losses were $127.1 million in 2018 and net realized capital gains were $153.2 million in 2017. The net realized capital gains of $185.0 million in 2019 were comprised of $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. The net realized capital losses of $127.1 million in 2018 were comprised of $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments. The net realized capital gains of $153.2 million in 2017 were comprised of $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, three of which remain outstanding. These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss). As a result of these adjustments in value, we recognized net derivative gains of $6.4 million, $0.5 million and $9.6 million in 2019, 2018 and 2017, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense). We recorded other expense of $11.0 million, $24.8 million and $21.2 million in 2019, 2018 and 2017, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions. We recognized foreign currency exchange expense of $13.4 million in 2019, foreign currency exchange income of $2.4 million in 2018 and foreign currency exchange expense of $11.3 million in 2017.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$4,441.0	60.0%		$(93.6)	(1.3)%		$4,347.4	58.7%
Catastrophes	545.5	7.4%		30.0	0.4%		575.5	7.8%
Total segment	$4,986.5	67.4%		$(63.6)	(0.9)%		$4,922.9	66.5%

2018
Attritional	$4,025.4	58.0%		$(174.1)	(2.5)%		$3,851.2	55.5%
Catastrophes	1,239.0	17.9%		561.2	8.1%		1,800.2	26.0%
Total segment	$5,264.3	75.9%		$387.1	5.6%		$5,651.4	81.5%

2017
Attritional	$3,313.5	55.8%		$(263.4)	(4.4)%		$3,050.0	51.4%
Catastrophes	1,502.5	25.3%		(30.0)	(0.5)%		1,472.6	24.8%
Total segment	$4,816.0	81.1%		$(293.4)	(4.9)%		$4,522.6	76.2%

Variance 2019/2018
Attritional	$415.6	2.0	pts	$80.6	1.2	pts	$496.2	3.2	pts
Catastrophes	(693.5)	(10.5)	pts	(531.2)	(7.7)	pts	(1,224.7)	(18.2)	pts
Total segment	$(277.9)	(8.5)	pts	$(450.6)	(6.5)	pts	$(728.5)	(15.0)	pts

Variance 2018/2017
Attritional	$711.9	2.2	pts	$89.3	1.9	pts	$801.2	4.1	pts
Catastrophes	(263.6)	(7.4)	pts	591.2	8.6	pts	327.6	1.2	pts
Total segment	$448.4	(5.2)	pts	$680.5	10.5	pts	$1,128.8	5.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.9% to $4,922.9 million in 2019, compared to $5,651.4 million in 2018, primarily due to an decrease in current year catastrophe losses of $693.5 million and $531.2 million less of unfavorable development on prior years catastrophe losses in 2019 compared to 2018. These decreases were partially offset by an increase of $415.6 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and $80.6 million less of favorable development on prior years attritional losses in 2019 compared to 2018. The current year catastrophe losses of $545.5 million in 2019 related to Typhoon Hagibis ($200.0 million), Hurricane Dorian ($170.9 million), Typhoon Faxai ($124.3 million), Townsville Monsoon ($25.3 million), and the Dallas tornadoes ($25.0 million). The $1,239.0 million of current year catastrophe losses in 2018 related to Hurricane Michael ($462.0 million), Camp wildfire ($322.0 million), Woolsey wildfire ($154.0 million), Typhoon Jebi ($80.0 million), Hurricane Florence ($73.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), Australia Hailstorm ($25.0 million), other 2018 California wildfires ($24.6 million), Japan floods ($20.5 million) and the U.S. winter storms ($8.4 million).

Incurred losses and LAE increased by 25.0% to $5,651.4 million in 2018, compared to $4,522.6 million in 2017, primarily due to an increase in current year attritional losses of $711.9 million, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and unfavorable development of $561.2 million on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria and the California wildfires. The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers. These increases were partially offset by a decrease of $263.6 million in current year catastrophe losses. The current year catastrophe losses of $1,239.0 million are outlined above. The $1,502.5 million of current year catastrophe losses in 2017 related to Hurricane Irma ($558.1 million), Hurricane Maria ($361.7 million), Hurricane Harvey ($316.7 million), the 2017 Northern California wildfires ($149.9 million), the Mexico City earthquake ($31.0 million), the South Africa Knysna fires ($23.7 million), Cyclone Debbie in Australia ($22.1 million), the Peru storms ($14.9 million), the 2017 US Midwest storms ($12.9 million) and the Southern California wildfires ($11.6 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 12.2% to $1,703.7 million for the year ended December 31, 2019 compared to $1,519.0 million for the year ended December 31, 2018. The changes were primarily due to the impact of the increases in premiums earned, higher contingent commissions and changes in the mix of business.

Commission, brokerage, taxes and fees increased by 16.5% to $1,519.0 million for the year ended December 31, 2018 compared to $1,304.0 million for the year ended December 31, 2017. The changes were primarily due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Other Underwriting Expenses. Other underwriting expenses were $440.9 million, $371.5 million and $318.8 million in 2019, 2018 and 2017, respectively. The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned and costs incurred to support the continued expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $33.0 million, $30.7 million and $25.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $31.7 million, $31.0 million and $31.6 million in 2019, 2018 and 2017, respectively. The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 4.3% as of December 31, 2019.

Income Tax Expense (Benefit). We had income tax expense of $89.5 million in 2019, and an income tax benefit of $331.2 million in 2018 and $63.3 million in 2017. The 2017 tax benefit included $8.2 million of tax expense related to the enactment of the TCJA. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) was primarily due to the decrease in incurred losses, including catastrophe losses, and loss adjustment expenses from 2018 to 2019. In addition, the tax rate was lowered from 35% in 2017 to 21% in 2018 under the TCJA.

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

Net Income (Loss).

Our net income was $1,009.5 million, $89.0 million and $482.8 million in 2019, 2018 and 2017, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 13.3 points to 95.5% in 2019, compared to 108.8% in 2018. The loss ratio component decreased 15.0 points in 2019 over the same period last year mainly due to lower catastrophe losses in 2019 compared to 2018 and less unfavorable development on prior years catastrophe losses. The commission and brokerage ratio components increased to 23.0% in 2019 compared to 21.9% in 2018 mainly due to the impact of lower reinstatement premiums in 2019 and changes in the mix of business. The other underwriting expense ratios increased to 6.0% in 2019 compared to 5.4% in 2018 mainly due to higher variable compensation in 2019 compared to 2018.

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

Shareholders’ Equity.

Shareholders’ equity increased by $1,272.1 million to $9,132.9 million at December 31, 2019 from $7,860.8 million at December 31, 2018, principally as a result of $1,009.5 million of net income, $483.8 million of unrealized appreciation on investments net of tax, $30.9 million of share-based compensation transactions and $14.0 million of net foreign currency translation adjustments, partially offset by $234.3 million of shareholder dividends, the repurchase of 0.1 million common shares for $24.6 million and $7.1 million of net benefit plan obligation adjustments, net of tax.

Shareholders’ equity decreased by $479.9 million to $7,860.8 million at December 31, 2018 from $8,340.7 million at December 31, 2017, principally as a result of $228.2 million of unrealized depreciation on investments net of tax, $216.2 million of shareholder dividends, $76.8 million of net foreign currency translation adjustments and the repurchase of 0.3 million common shares for $75.3 million, partially offset by $89.0 million of net income, $23.0 million of share-based compensation transactions and $4.5 million of net benefit plan obligation adjustments, net of tax

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 11.3% to $647.1 million in 2019 compared with investment income of $581.2 million in 2018. The increase was primarily due to higher income from our growing fixed maturity portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

Net investment income increased by 7.1% to $581.2 million in 2018 compared with investment income of $542.9 million in 2017. The increase was primarily due to higher income from our growing fixed maturity portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Fixed maturities	$520.3	$465.8	$427.4
Equity securities	19.5	25.3	34.5
Short-term investments and cash	17.6	14.4	4.2
Other invested assets
Limited partnerships	105.8	93.3	83.6
Other	14.1	17.0	10.1
Gross investment income before adjustments	677.3	615.8	559.8
Funds held interest income (expense)	13.3	6.3	11.9
Future policy benefit reserve income (expense)	(1.4)	(1.4)	(1.3)
Gross investment income	689.2	620.7	570.4
Investment expenses	(42.1)	(39.5)	(27.5)
Net investment income	$647.1	$581.2	$542.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2019	2018	2017
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	3.4%	3.0%
Imbedded after-tax yield of cash and invested assets at December 31	3.0%	3.0%	2.8%

Annualized pre-tax yield on average cash and invested assets	3.3%	3.2%	3.1%
Annualized after-tax yield on average cash and invested assets	2.9%	2.8%	2.5%

	2019	2018	2017
Fixed income portfolio total return	6.2%	1.3%	2.5%
Barclay's Capital - U.S. aggregate index	8.7%	-%	3.5%

Common equity portfolio total return	23.8%	(5.2)%	14.6%
S&P 500 index	31.5%	(4.4)%	21.8%

Other invested asset portfolio total return	9.9%	11.1%	8.4%

The pre-tax equivalent total return for the bond portfolio was approximately 6.3%, 2.9% and 4.3%, respectively, in 2019, 2018 and 2017. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2019/2018	2018/2017
(Dollars in millions)	2019	2018	2017	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$63.4	$34.0	$58.6	$29.4	$(24.6)
Losses	(35.3)	(55.7)	(40.9)	20.4	(14.8)
Total	28.1	(21.7)	17.7	49.8	(39.4)

Fixed maturity securities, fair value:
Gains	0.4	—	—	0.4	—
Losses	-	(1.8)	—	1.8	(1.8)
Total	0.4	(1.8)	—	2.2	(1.8)

Equity securities, market value:
Gains	—	—	—	—	—
Losses	—	—	(3.4)	—	3.4
Total	—	—	(3.4)	—	3.4

Equity securities, fair value:
Gains	14.3	31.7	24.8	(17.4)	6.9
Losses	(10.1)	(61.7)	(17.8)	51.6	(43.9)
Total	4.1	(30.0)	7.0	34.1	(37.0)

Other Invested Assets
Gains	6.8	1.8	—	5.0	1.8
Losses	(0.8)	—	—	(0.7)	—
Total	6.0	1.8	—	4.3	1.8

Total net realized capital gains (losses) from sales:
Gains	84.9	67.5	83.4	17.4	(15.9)
Losses	(46.1)	(119.2)	(62.1)	73.1	(57.1)
Total	38.9	(51.7)	21.3	90.6	(73.0)

Other-than-temporary impairments:	(20.9)	(8.1)	(7.1)	(12.8)	(1.0)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.8	1.5	—	0.3	1.5
Equity securities, fair value	165.2	(68.8)	139.0	234.0	(207.8)
Total	167.0	(67.3)	139.0	234.3	(206.3)

Total net realized capital gains (losses)	$185.0	$(127.1)	$153.2	$312.1	$(280.3)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $185.0 million in 2019, net realized capital losses were $127.1 million in 2018 and net realized capital gains were $153.2 million in 2017. In 2019, we recorded $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. In 2018, we recorded $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments. In 2017, we recorded $139.0 million of net gains from fair value re-measurements and $21.3 million of net realized capital gains from sales of investments, partially offset by $7.1 million of other-than-temporary impairments. The fixed maturity and equity sales during these years related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$2,962.4	$3,014.3	$2,593.0	$(51.9)	(1.7)%	$421.4	16.3%
Net written premiums	2,513.6	2,642.2	2,245.4	(128.6)	(4.9)%	396.8	17.7%

Premiums earned	$2,471.4	$2,529.0	$2,181.2	$(57.6)	(2.3)%	$347.8	15.9%
Incurred losses and LAE	1,514.2	2,784.2	1,632.8	(1,270.0)	(45.6)%	1,151.4	70.5%
Commission and brokerage	703.8	568.4	462.5	135.4	23.8%	105.9	22.9%
Other underwriting expenses	68.8	60.3	55.9	8.5	14.2%	4.4	7.8%
Underwriting gain (loss)	$184.7	$(883.8)	$30.0	$1,068.5	(120.9)%	$(913.8)	NM

					Point Chg		Point Chg
Loss ratio	61.2%	110.1%	74.9%		(48.9)		35.2
Commission and brokerage ratio	28.5%	22.5%	21.2%		6.0		1.3
Other underwriting expense ratio	2.8%	2.3%	2.5%		0.5		(0.2)
Combined ratio	92.5%	134.9%	98.6%		(42.4)		36.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 1.7% to $2,962.4 million in 2019 from $3,014.3 million in 2018, primarily due to a decline in treaty property business and lower reinstatement premiums, partially offset by an increase in casualty writings. Net written premiums decreased by 4.9% to $2,513.6 million in 2019 compared to $2,642.2 million in 2018. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned decreased by 2.3% to $2,471.4 million in 2019, compared to $2,529.0 million in 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,483.7	60.0%		$(78.5)	(3.2)%		$1,405.2	56.8%
Catastrophes	119.0	4.8%		(10.1)	(0.4)%		109.0	4.4%
Total segment	$1,602.8	64.8%		$(88.6)	(3.6)%		$1,514.2	61.2%

2018
Attritional	$1,383.1	54.7%		$(70.8)	(2.8)%		$1,312.4	51.9%
Catastrophes	952.2	37.7%		519.6	20.5%		1,471.8	58.2%
Total segment	$2,335.3	92.4%		$448.9	17.7%		$2,784.2	110.1%

2017
Attritional	$1,103.7	50.6%		$(165.5)	(7.5)%		$938.3	43.1%
Catastrophes	715.7	32.8%		(21.2)	(1.0)%		694.5	31.8%
Total segment	$1,819.4	83.4%		$(186.6)	(8.5)%		$1,632.8	74.9%

Variance 2019/2018
Attritional	$100.6	5.3	pts	$(7.8)	(0.4)	pts	$92.8	4.9	pts
Catastrophes	(833.2)	(32.9)	pts	(529.7)	(20.9)	pts	(1,362.8)	(53.8)	pts
Total segment	$(732.6)	(27.6)	pts	$(537.5)	(21.3)	pts	$(1,270.0)	(48.9)	pts

Variance 2018/2017
Attritional	$279.4	4.1	pts	$94.7	4.7	pts	$374.1	8.8	pts
Catastrophes	236.5	4.9	pts	540.8	21.5	pts	777.4	26.4	pts
Total segment	$515.9	9.0	pts	$635.5	26.2	pts	$1,151.4	35.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 45.6% to $1,514.2 million in 2019, compared to 2,784.2 million in 2018. The decrease was primarily due to a decrease of $833.2 million in current year catastrophe losses and an improvement of $529.7 million on development of prior years catastrophe losses, partially offset by an increase of $100.6 million in current year attritional losses, mainly due to the impact of changes in the mix of business, primarily writing more treaty casualty. The current year catastrophe losses of $119.0 million in 2019 related primarily to Typhoon Faxai ($35.5 million), Typhoon Hagibis ($34.6 million), the Dallas tornadoes ($25.0 million) and Hurricane Dorian ($24.0 million). The $952.2 million of current year catastrophe losses in 2018 related primarily to Hurricane Michael ($416.5 million), Camp wildfire ($297.0 million), Woolsey wildfire ($151.0 million), Hurricane Florence ($49.3 million), other 2018 California wildfires ($23.1 million), Typhoon Jebi ($6.5 million), Japan floods ($5.5 million), Typhoon Trami ($2.0 million) and the U.S. winter storms ($1.3 million).

Incurred losses increased by 70.5% to $2,784.2 million in 2018, compared to $1,632.8 million in 2017. The increase was primarily due to $519.6 million of unfavorable development on prior years catastrophe losses in 2018, primarily related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires, an increase of $279.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and an increase of $236.5 million in current year catastrophe losses. The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers. The current year catastrophe losses of $952.2 million in 2018 are outlined above. The $715.7 million of current year catastrophe losses in 2017 related to Hurricane Irma

($331.8 million), Hurricane Harvey ($204.3 million), the Northern California wildfires ($132.9 million), Hurricane Maria ($31.2 million), the Southern California wildfires ($9.6 million), and the 2017 US Midwest storms ($6.9 million).

Segment Expenses. Commission and brokerage expense increased by 23.8% to $703.8 million in 2019 compared to $568.4 million in 2018. The increases are mainly due to the impact of the increases in premiums earned, higher contingent commission, changes in the mix of business towards additional pro rata business and significantly higher reinstatement premiums in 2018 which have no commission charge. Segment other underwriting expenses increased to $68.8 million in 2019 from $60.3 million in 2018. The increases were mainly due to changes in the mix of business.

Commission and brokerage expense increased by 22.9% to $568.4 million in 2018 compared to $568.4 million in 2018. The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business. Segment other underwriting expenses increased to $60.3 million in 2018 from $55.9 million in 2017. The increases were mainly due to the impact of the increase in premiums earned.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$1,648.6	$1,543.9	$1,316.7	$104.7	6.8%	$227.2	17.3%
Net written premiums	1,551.8	1,458.7	1,229.6	93.1	6.4%	229.1	18.6%

Premiums earned	$1,475.7	$1,439.9	$1,202.0	$35.8	2.5%	$237.8	19.8%
Incurred losses and LAE	1,193.8	992.7	1,059.6	201.1	20.3%	(66.9)	(6.3)%
Commission and brokerage	342.4	364.0	287.7	(21.6)	(5.9)%	76.3	26.5%
Other underwriting expenses	41.7	39.0	38.8	2.7	6.9%	0.2	0.5%
Underwriting gain (loss)	$(102.2)	$44.1	$(184.1)	$(146.4)	NM	$228.3	(124.0)%

					Point Chg		Point Chg
Loss ratio	80.8%	68.9%	88.2%		11.9		(19.3)
Commission and brokerage ratio	23.2%	25.3%	23.9%		(2.1)		1.4
Other underwriting expense ratio	2.9%	2.7%	3.2%		0.2		(1.0)
Combined ratio	106.9%	96.9%	115.3%		10.0		(18.4)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 6.8% to $1,648.6 million in 2019 compared to $1,543.9 million in 2018, primarily due to increases in facultative property and casualty writings and business written through our Canada and Singapore branches, partially offset by a negative impact of $25.0 million from the movement of foreign exchange rates. Net written premiums increased by 6.4% to $1,551.8 million in 2019 compared to $1,458.7 million in 2018. The change is consistent with the change in gross written premiums. Premiums earned increased 2.5% to $1,475.7 million in 2019 compared to $1,439.9 million in 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$745.0	50.5%		$(4.2)	(0.3)%		$740.8	50.2%
Catastrophes	390.3	26.4%		62.7	4.2%		453.0	30.6%
Total segment	$1,135.3	76.9%		$58.5	3.9%		$1,193.8	80.8%

2018
Attritional	$760.2	52.7%		$(27.4)	(1.9)%		$732.8	50.8%
Catastrophes	165.3	11.5%		94.7	6.6%		260.0	18.1%
Total segment	$925.5	64.2%		$67.2	4.7%		$992.7	68.9%

2017
Attritional	$605.3	50.4%		$0.2	0.0%		$605.6	50.4%
Catastrophes	456.3	38.0%		(2.3)	(0.2)%		454.0	37.8%
Total segment	$1,061.6	88.4%		$(2.1)	(0.2)%		$1,059.6	88.2%

Variance 2019/2018
Attritional	$(15.1)	(2.2)	pts	$23.2	1.6	pts	$8.1	(0.6)	pts
Catastrophes	225.0	14.9	pts	(32.0)	(2.4)	pts	193.0	12.5	pts
Total segment	$209.9	12.7	pts	$(8.8)	(0.8)	pts	$201.1	11.9	pts

Variance 2018/2017
Attritional	$154.9	2.3	pts	$(27.6)	(1.9)	pts	$127.2	0.4	pts
Catastrophes	(291.0)	(26.5)	pts	97.0	6.8	pts	(194.1)	(19.7)	pts
Total segment	$(136.1)	(24.2)	pts	$69.3	4.9	pts	$(66.9)	(19.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 20.3% to $1,193.8 million in 2019 compared to $992.7 million in 2018, primarily due to an increase of $225.0 million on current year catastrophe losses. The current year catastrophe losses of $390.3 million in 2019 related primarily to Typhoon Hagibis ($149.4 million), Hurricane Dorian ($133.0 million), Typhoon Faxai ($83.8 million) and Townsville Monsoon ($24.1 million). The $165.3 million of current year catastrophe losses in 2018 related primarily to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($43.7 million), Australia hailstorm ($24.0 million), Typhoon Trami ($23.0 million), Japan floods ($9.5 million), Hurricane Michael ($3.0 million) and Hurricane Florence ($2.0 million).

Incurred losses and LAE decreased by 6.3% to $992.7 million in 2018 compared to $1,059.6 million in 2017, primarily due to a decrease of $291.0 million on current year catastrophe losses and $27.4 million of favorable development on prior years attritional losses. These decreases were partially offset by an increase of $154.9 million on current year attritional losses, primarily due to the impact of the increase in premiums earned, and $94.7 million of unfavorable development on prior years catastrophe losses, mainly related to Hurricanes Harvey, Irma and Maria as well as the 2017 Mexico earthquake. The current year catastrophe losses of $165.3 million in 2018 are outlined above. The $456.3 million of current year catastrophe losses in 2017 related to

Hurricane Maria ($263.2 million), Hurricane Irma ($107.6 million), the Mexico City earthquake ($25.6 million), the South Africa Knysna fires ($24.0 million), Cyclone Debbie in Australia ($17.1 million), the Peru storms ($15.2 million) and Hurricane Harvey ($3.7 million).

Segment Expenses. Commission and brokerage decreased by 5.9% to $342.4 million in 2019 compared to $364.0 million in 2018. The decrease was mainly due to lower contingent commissions and changes in the mix of business. Segment other underwriting expenses increased slightly to $41.7 million in 2019 compared to $39.0 million in 2018.

Commission and brokerage increased by 26.5% to $364.0 million in 2018 compared to $287.7 million in 2017. These increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business. Segment other underwriting expenses increased slightly to $39.0 million in 2018 compared to $38.8 million in 2017.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$1,744.9	$1,666.3	$1,205.0	$78.6	4.7%	$461.3	38.3%
Net written premiums	1,666.9	1,605.5	1,139.1	61.4	3.8%	466.4	40.9%

Premiums earned	$1,544.2	$1,324.2	$1,093.3	$220.0	16.6%	$230.9	21.1%
Incurred losses and LAE	967.2	808.7	735.3	158.5	19.6%	73.4	10.0%
Commission and brokerage	354.0	319.2	303.7	34.8	10.9%	15.5	5.1%
Other underwriting expenses	50.3	43.6	38.0	6.7	15.3%	5.6	14.6%
Underwriting gain (loss)	$172.6	$152.7	$16.2	$20.0	13.1%	$136.5	NM

					Point Chg		Point Chg
Loss ratio	62.7%	61.1%	67.3%		1.6		(6.2)
Commission and brokerage ratio	22.9%	24.1%	27.8%		(1.2)		(3.7)
Other underwriting expense ratio	3.2%	3.3%	3.4%		(0.1)		(0.1)
Combined ratio	88.8%	88.5%	98.5%		0.3		(10.0)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 4.7% to $1,744.9 million in 2019 compared to $1,666.3 million in 2018, primarily due to increased Bermuda casualty and property business and business written through the U.K. Branch, partially offset by a negative impact of $28.6 million from the movement of foreign exchange rates. Net written premiums increased by 3.8% to $1,666.9 million in 2019 compared to $1,605.5 million in 2018, which is consistent with the change in gross written premiums. Premiums earned increased 16.6% to $1,544.2 million in 2019 compared to $1,324.2 million in 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$948.8	61.4%		$5.6	0.4%		$954.4	61.8%
Catastrophes	32.1	2.1%		(19.3)	(1.2)%		12.8	0.9%
Total segment	$980.9	63.5%		$(13.7)	(0.8)%		$967.2	62.7%

2018
Attritional	$797.3	60.3%		$(23.7)	(1.8)%		$773.6	58.5%
Catastrophes	78.4	5.9%		(43.3)	(3.3)%		35.1	2.6%
Total segment	$875.7	66.2%		$(66.9)	(5.1)%		$808.7	61.1%

2017
Attritional	$625.1	57.2%		$(41.8)	(3.8)%		$583.3	53.4%
Catastrophes	159.9	14.6%		(7.9)	(0.7)%		152.0	13.9%
Total segment	$785.0	71.8%		$(49.7)	(4.5)%		$735.3	67.3%

Variance 2019/2018
Attritional	$151.5	1.1	pts	$29.3	2.2	pts	$180.8	3.3	pts
Catastrophes	(46.3)	(3.8)	pts	24.0	2.1	pts	(22.3)	(1.7)	pts
Total segment	$105.2	(2.7)	pts	$53.3	4.3	pts	$158.5	1.6	pts

Variance 2018/2017
Attritional	$172.2	3.1	pts	$18.1	2.0	pts	$190.3	5.1	pts
Catastrophes	(81.5)	(8.7)	pts	(35.4)	(2.6)	pts	(116.9)	(11.3)	pts
Total segment	$90.7	(5.6)	pts	$(17.2)	(0.6)	pts	$73.4	(6.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 19.6% to $967.2 million in 2019 compared to $808.7 million in 2018, primarily due to an increase of $151.5 million of current year attritional losses, related primarily to the impact of the increase in premiums earned and changes in the mix of business, as well as less overall favorable development on both prior years attritional losses and prior years catastrophe losses in 2019 compared to 2018. These impacts were partially offset by a decrease of $46.3 million in current year catastrophe losses. The current year catastrophe losses of $32.1 million in 2019 related primarily to Typhoon Hagibis ($16.0 million), Hurricane Dorian ($9.9 million), Typhoon Faxai ($5.0 million) and the Townsville Monsoon ($1.2 million). The $78.4 million of current year catastrophe losses in 2018 related primarily to Camp wildfire ($25.0 million), Hurricane Michael ($18.5 million), Typhoon Jebi ($13.4 million), Hurricane Florence ($13.0 million), Japan floods ($5.4 million) and Woolsey wildfire ($3.0 million).

Incurred losses and LAE increased by 10.0% to $808.7 million in 2018 compared to $735.3 million in 2017, primarily due to an increase of $172.2 million of current year attritional losses, related primarily to the impact of the increase in premiums earned, partially offset by a decrease of $81.5 million in current year catastrophe losses and $43.3 million of favorable development on prior years catastrophe losses mainly related to Hurricanes Irma and Maria. The current year catastrophe losses of $78.4 million in 2018 are outlined above. The $159.9 million of current year catastrophe losses in 2017 primarily related to Hurricane Maria ($53.4 million),

Hurricane Irma ($43.6 million), Hurricane Harvey ($40.7 million), the Northern California wildfires ($14.0 million), the Mexico City earthquake ($4.9 million) and Cyclone Debbie in Australia ($3.3 million).

Segment Expenses. Commission and brokerage increased by 10.9% to $354.0 million in 2019 compared to $319.2 million in 2018 mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $50.3 million in 2019 compared to $43.6 million in 2018. The increases are mainly due to the impact of the increases in premiums earned and changes in the mix of business.

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

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$2,777.5	$2,250.6	$2,059.2	$526.9	23.4%	$191.3	9.3%
Net written premiums	2,092.2	1,708.0	1,630.6	384.2	22.5%	77.4	4.7%

Premiums earned	$1,912.4	$1,638.6	$1,461.4	$273.8	16.7%	$177.2	12.1%
Incurred losses and LAE	1,247.7	1,065.8	1,094.9	181.9	17.1%	(29.1)	(2.7)%
Commission and brokerage	303.5	267.4	250.1	36.1	13.5%	17.4	7.0%
Other underwriting expenses	280.1	228.7	186.1	51.4	22.5%	42.6	22.9%
Underwriting gain (loss)	$81.1	$76.7	$(69.6)	$4.4	5.8%	$146.3	(210.1)%

					Point Chg		Point Chg
Loss ratio	65.2%	65.0%	74.9%		0.2		(9.9)
Commission and brokerage ratio	15.9%	16.3%	17.1%		(0.4)		(0.8)
Other underwriting expense ratio	14.7%	14.0%	12.8%		0.7		1.2
Combined ratio	95.8%	95.3%	104.8%		0.5		(9.5)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 23.4% to $2,777.5 million in 2019 compared to $2,250.6 million in 2018. This increase was related to most lines of business including casualty, energy, accident and health and premiums written through the Lloyd’s Syndicate. Net written premiums increased by 22.5% to $2,092.2 million in 2019 compared to $1,708.0 million in 2018, which is consistent with the change in gross written premiums. Premiums earned increased 16.7% to $1,912.4 million in 2019 compared to $1,638.6 million in 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,263.4	66.1%		$(16.4)	(0.9)%		$1,247.0	65.2%
Catastrophes	4.0	0.2%		(3.4)	(0.2)%		0.7	0.0%
Total segment	$1,267.5	66.3%		$(19.8)	(1.1)%		$1,247.7	65.2%

2018
Attritional	$1,084.8	66.2%		$(52.2)	(3.2)%		$1,032.6	63.0%
Catastrophes	43.1	2.6%		(9.9)	(0.6)%		33.2	2.0%
Total segment	$1,127.9	68.8%		$(62.1)	(3.8)%		$1,065.8	65.0%

2017
Attritional	$979.3	67.0%		$(56.4)	(3.9)%		$922.9	63.1%
Catastrophes	170.6	11.7%		1.4	0.1%		172.0	11.8%
Total segment	$1,149.9	78.7%		$(55.0)	(3.8)%		$1,094.9	74.9%

Variance 2019/2018
Attritional	$178.6	(0.1)	pts	$35.8	2.3	pts	$214.5	2.2	pts
Catastrophes	(39.1)	(2.4)	pts	6.5	0.4	pts	(32.6)	(2.0)	pts
Total segment	$139.6	(2.5)	pts	$42.3	2.7	pts	$181.9	0.2	pts

Variance 2018/2017
Attritional	$105.5	(0.8)	pts	$4.1	0.7	pts	$109.7	(0.1)	pts
Catastrophes	(127.5)	(9.1)	pts	(11.3)	(0.7)	pts	(138.8)	(9.8)	pts
Total segment	$(22.0)	(9.9)	pts	$(7.1)	—	pts	$(29.1)	(9.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 17.1% to $1,247.7 million in 2019 compared to $1,065.8million in 2018, mainly due to an increase of $178.6 million in current year attritional losses, related to the impact of the increase in premiums earned and $35.8 million less of favorable development on prior years attritional losses. These impacts were partially offset by a decrease of $39.1 million in current year catastrophe losses. The current year catastrophe losses of $4.0 million in 2019 related primarily to Hurricane Dorian ($4.0 million). The $43.1 million of current year catastrophe losses in 2018 related primarily to Hurricane Michael ($24.0 million), Hurricane Florence ($9.5 million), the U.S. winter storms ($7.1 million), other 2018 California wildfires ($1.5 million) and Australia hailstorm ($1.0 million).

Incurred losses and LAE decreased by 2.7% to $1,065.8 million in 2018 compared to $1,094.9 million in 2017, mainly due to a decrease of $127.5 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $105.5 million, due mainly to the impact of the increase in premiums earned. The current year catastrophe losses of $43.1 million in 2018 are outlined above. The $170.6 million of current year catastrophe losses in 2017 were due to Hurricane Irma ($75.1 million), Hurricane Harvey ($68.0 million), Hurricane Maria ($14.0 million), the 2017 US Midwest storms ($6.0 million), the Northern California wildfires ($3.0 million), the Southern California wildfires ($2.0 million), the Mexico City earthquake ($1.4 million) and Cyclone Debbie in Australia ($1.1 million).

Segment Expenses. Commission and brokerage increased by 13.5% to $303.5 million in 2019 compared to $267.4 million in 2018. The increase in 2019 was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $280.1 million in 2019 compared to $228.7 million in 2018. The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

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

Loss and LAE Reserves. Our most critical accounting policy is the determination of our loss and LAE reserves. We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Our net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2019, we had reinsurance reserves of $10,147.8 million, of which $257.9 million were loss reserves for A&E liabilities, and insurance loss reserves of $3,463.5 million. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables. We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences. Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances. Such reinsurance does not relieve us of our obligation to our policyholders. In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance. To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement. In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets’ reinsurance mechanisms, are generally required to secure their obligations. We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2019 and 2018, the reserve for uncollectible balances was $15.0 million. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 11 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2019	2018	2017
U.S. Reinsurance	$542.2	$592.9	$354.3
International	311.1	330.6	275.2
Bermuda	571.1	439.5	270.3
Total	$1,424.5	$1,362.9	$899.8

(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets. Our equity securities are all carried at fair value, as of January 1, 2018, due to the adoption of ASU 2016-01. Most securities we own are traded on national exchanges where market values are readily available. Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates. We hold some privately placed securities, less than 4.6% of the portfolio, that are either valued by brokers or investment advisors. In many instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. In limited circumstances when broker or investment advisor prices are not available for a private placement, we will value the securities using comparable market information. At December 31, 2019 and 2018, our investment portfolio included $1,498.4 million and $1,427.8 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting. We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2019, we had unrealized gains, net of tax, of $304.4 million compared to unrealized losses, net of tax, of $179.4 million at December 31, 2018. Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets. Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss). Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses. We consider many factors when determining whether a market value decline is other-than-temporary, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

Financial Condition

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $20,748.5 million at December 31, 2019, an increase of $2,315.4 million compared to $18,433.1 million at December 31, 2018. This increase was primarily the result of $1,852.0 million of cash flows from operations, $532.9 million of pre-tax unrealized depreciation, $168.1 million in fair value re-measurements, $108.3 million in equity adjustments of our limited partnership investments and $51.3 million due to fluctuations in foreign currencies, partially offset by $234.3 million paid out in dividends to shareholders, $26.2 million of unsettled securities, repurchases of 0.1 million common shares for $24.6 million and $20.9 million of other-than-temporary impairments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At December 31, 2019, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 53.3% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2019		2018
Fixed maturities, market value	$16,824.9	81.1%	$15,225.3	82.6%
Fixed maturities, fair value	5.8	0.0%	2.3	-
Equity securities, fair value	931.5	4.5%	716.6	3.9%
Short-term investments	414.7	2.0%	241.0	1.3%
Other invested assets	1,763.5	8.5%	1,591.7	8.6%
Cash	808.0	3.9%	656.1	3.6%
Total investments and cash	$20,748.5	100.0%	$18,433.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2019	2018
Fixed income portfolio duration (years)	3.5	3.0
Fixed income composite credit quality	A1	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.4%
Imbedded end of period yield, after-tax	3.0%	3.0%

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,763.5 million at December 31, 2019 and $1,787.6 million at December 31, 2018. At December 31, 2019, $682.8 million, or 38.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $147.8 million, or 8.4%, was receivable from Munich Re and $95.5 million, or 5.4%, was receivable from Zurich. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $13,611.3 million and $13,119.1 million at December 31, 2019 and 2018, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,278.3	$1,828.2	$4,106.5	30.2%
International	1,493.4	1,157.3	2,650.6	19.5%
Bermuda	1,278.8	1,853.9	3,132.8	23.0%
Insurance	1,090.4	2,373.2	3,463.5	25.4%
Total excluding A&E	6,140.9	7,212.5	13,353.4	98.1%
A&E	203.4	54.5	257.9	1.9%
Total including A&E	$6,344.3	$7,267.0	$13,611.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2018
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$2,191.5	$2,498.7	$4,690.2	35.8%
International	1,194.3	1,010.4	2,204.7	16.8%
Bermuda	1,163.5	1,592.4	2,755.9	21.0%
Insurance	1,082.0	2,038.9	3,120.9	23.8%
Total excluding A&E	5,631.2	7,140.4	12,771.6	97.4%
A&E	270.6	76.9	347.5	2.6%
Total including A&E	$5,901.9	$7,217.3	$13,119.1	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2019
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$4,106.5	-16.5%	$3,429.1	16.5%	$4,783.9
International	2,650.6	-14.6%	2,263.7	14.6%	3,037.6
Bermuda	3,132.8	-13.7%	2,703.5	13.7%	3,562.0
Insurance	3,463.5	-13.8%	3,128.4	13.8%	3,798.7
Total Gross Reserves (excluding A&E)	13,353.4	-11.1%	11,960.1	11.1%	14,746.7
A&E (All Segments)	257.9	-13.7%	222.6	13.7%	293.3
Total Gross Reserves	$13,611.3	-11.0%	12,201.0	11.0%	15,021.7

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

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 13.7% to minus 16.5% for the low range and from plus 13.7% to plus 16.5% for the high range. Both the higher and lower ranges are associated with the U.S. Reinsurance segment. The size of the range is dependent upon the level of confidence associated with the outcome. Within each range, management’s best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Gross reserves	$257.9	$347.5	$449.0
Reinsurance receivable	(29.2)	(86.0)	(130.9)
Net reserves	$228.7	$261.5	$318.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2019, we had net asbestos loss reserves of $222.9 million, or 97.5%, of total net A&E reserves, all of which was for assumed business.

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

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43.4 million. In addition, the maximum liability permitted to be retroceded increased to $450.3 million.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.7 years at December 31, 2019. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $9,132.9 million as of December 31, 2019 from $7,860.8 million as of December 31, 2018. This increase was the result of $1,009.5 million of net income, $483.8 million of unrealized appreciation on investments net of tax, $30.9 million of share-based compensation transactions and $14.0 million of net foreign currency translation adjustments, partially offset by $234.3 million of shareholder dividends, the repurchase of 0.1 million common shares for $24.6 million and $7.1 million of net benefit plan obligation adjustments, net of tax.

Our shareholders’ equity decreased to $7,860.8 million as of December 31, 2018 from $8,340.7 million as of December 31, 2018. This decrease was the result of $228.2 million of unrealized depreciation on investments, net of tax, $216.2 million of shareholder dividends, $76.8 million of net foreign currency translation adjustments, and repurchases of 0.3 million common shares for $75.3 million, partially offset by $89.0 million of net income, $23.0 million of share-based compensation transactions and $4.5 million of net benefit plan obligation adjustments.

Liquidity and Capital Resources

Capital. Shareholders’ equity at December 31, 2019 and December 31, 2018 was $9,132.9 million and $7,860.8 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2019 (3)	2018 (3)	2019	2018
Regulatory targeted capital	$-	$1,753.2	$2,001.2	$2,173.0
Actual capital	$3,197.4	$3,068.5	$3,739.1	$3,650.6

(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(3) The 2019 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2019 actual capital will exceed the targeted capital level.

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

In 2019, we repurchased 0.1 million shares for $24.6 million in the open market and paid $234.3 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. During 2018, we repurchased 0.3 million shares for $75.3 million in the open market and paid $216.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares. As of December 31, 2019, we had repurchased 28.7 million shares under this authorization.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1,852.0 million, $610.1 million and $1,162.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, these cash flows reflected net tax recoveries of $148.6 million and $65.1 million in for the years ended December 31, 2019 and 2018, respectively, and net tax payments of $53.7 million for the year ended December 31, 2017, as well as net catastrophe loss payments of $868.8 million, $1,125.9 million and $745.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2019 and December 31, 2018, we held cash and short-term investments of $1,222.7 million and $897.1 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2019, we had $1,457.9 million of available for sale fixed maturity securities maturing within one year or less, $6,869.4 million maturing within one to five years and $4,551.5 million maturing after five years. Our $931.5 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At December 31, 2019 we had $351.5 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $472.6 million of pre-tax unrealized appreciation and $121.2 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity but more importantly provide for up to $600.0 million and £47.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2019, was $6,256.1 million. As of December 31, 2019, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2019 and 2018, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At December 31, 2019, the Group Credit Facility had $33.7 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two. At December 31, 2018, the Group Credit Facility had no outstanding letters of credit under tranche one and $558.8 million outstanding letters of credit under tranche two.

Effective November 7, 2019, Everest International renewed its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current renewal of the Everest International Credit Facility provides up to £47.0 million for the issuance of standby letters of credit on a collateralized basis. The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility. The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326.0 million (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2019, was $6,246.8 million. As of December 31, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2019 and 2018, Everest International Credit Facility had £47.0 million and £26.0 outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.4 million for December 31, 2019 and 2018, respectively.

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

No single computer model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which we conduct business. In addition, the form, quality and granularity of underwriting exposure data furnished by (re)insureds is not uniformly compatible with the data requirements for our licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined to estimate potential losses by and across business units. Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles could add further uncertainty to loss projections from models based on historical data.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 6% of its December 31, 2019 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to an earthquake affecting California, where we estimate we have a PML exposure, net of third party reinsurance, of $715.1 million. See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $533.7 million. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

We may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of our operations. Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions, availability and collectability of coverage, with the aim of securing cost effective protection from financially secure counterparts. The amount of reinsurance purchased has varied over time, reflecting our view of our exposures and the cost of reinsurance.

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

Contractual Obligations. The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Senior notes	$400.0	$—	$—	$—	$400.0
Long term notes	238.6	—	—	—	238.6
Interest expense (1)	963.8	29.7	59.4	59.4	815.2
Employee benefit plans	51.0	8.0	4.7	4.4	33.9
Operating lease agreements	228.9	19.9	37.2	37.9	133.9
Gross reserve for losses and LAE (2)	13,611.3	3,654.3	4,721.6	2,165.0	3,070.4
Total	$15,493.6	$3,711.9	$4,822.9	$2,266.7	$4,692.0

(Some amounts may not reconcile due to rounding.)

(1) Interest expense on long term notes is calculated at the variable floating rate of 4.3% as of December 31, 2019.

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

Dividends.

During 2019, 2018 and 2017, we declared and paid common shareholder dividends of $234.3 million, $216.2 million and $207.2 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2019, 2018 and 2017, Everest Re paid dividends to Holdings of $300.0 million, $0.0 million and $0.0 million, respectively, and EGS paid dividends to Holdings of $0.0 million, $90.0 million and $0.0 million, respectively. For the years ended December 31, 2019, 2018 and 2017, Bermuda Re paid dividends to Group of $600.0 million, $750.0 million and $400.0 million, respectively; Everest International paid dividends to Group of $0.0 million, $200.0 million and $0.0 million, respectively; and Mt. Logan Re paid dividends to Group of $0.0 million, $0.0 million and $25.0 million, respectively. See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.

Accounting for Income Taxes. In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

Simplification of Disclosure Requirements. In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports. The main changes addressed by the Rule that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity. The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which can be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018. The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity was adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement. In August 2018, FASB issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract. This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

Accounting for Long Duration Contracts. In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts. The main provisions of this guidance address the following: 1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance was effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. However, FASB issued ASU 2019-09 in November 2019 which defers the effective date of ASU2018-12 until annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13, 2019-11 and 2019-10 to have a material impact on its financial statements.

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

Leases. In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance. The Company also elected to apply the package of practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption. The Company did not elect the hindsight practical expedient to determine the lease term of existing leases (e.g. The Company did not re-assess lease renewals, termination options nor purchase options in determining lease terms). The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $69.9 million as part of other assets and a lease liability of $77.2 million as part of other liabilities in the consolidated balance sheet at the time of adoption, as well as de-recognizing the liability for deferred rent that was required under the previous guidance. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

Interest Rate Risk. Our $20.7 billion investment portfolio, at December 31, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,048.8 million of mortgage-backed securities in the $16,830.8 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $414.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2019
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$18,472.7	$17,859.1	$17,245.5	$16,631.9	$18,018.3
Market/Fair Value Change from Base (%)	7.1%	3.6%	0.0%	(3.6)%	(7.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,088.5	$544.3	$-	$(544.3)	$(1,088.5)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2018
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$16,350.1	$15,915.8	$15,468.6	$15,011.9	$14,556.2
Market/Fair Value Change from Base (%)	5.7%	2.9%	0.0%	(3.0)%	(5.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$785.4	$399.5	$-	$(409.1)	$(817.7)

We had $13,611.3 million and $13,119.1 million of gross reserves for losses and LAE as of December 31, 2019 and 2018, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.1 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $10.6 billion, representing approximately 61.5% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$745.2	$838.3	$931.5	$1,024.6	$1,117.7
After-tax Change in Fair/Market Value	$(153.6)	$(76.8)	$-	$76.8	$153.6

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$573.3	$645.0	$716.6	$788.3	$860.0
After-tax Change in Fair/Market Value	$(119.1)	$(59.5)	$-	$59.5	$119.1

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

In January 2020, the United Kingdom exited the European Union (commonly referred to as "Brexit"). The Company has a Lloyd’s of London Syndicate and Bermuda Re has a branch operation in the United Kingdom. The nature and extent of the impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(513.2)	$(256.6)	$-	$256.6	$513.2

	Change in Foreign Exchange Rates in Percent
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(438.8)	$(219.4)	$-	$219.4	$438.8

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Sensitive Instruments” in ITEM 7.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2020 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2019 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers”, “Principal Beneficial Owners of Common Shares” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement, which are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the section captioned “Certain Transactions with Directors” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the section captioned “Audit Committee Report” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2020.

EVEREST RE GROUP, LTD.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Juan C. Andrade

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer	March 2, 2020
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 2, 2020
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 2, 2020
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	Director	March 2, 2020
Dominic J. Addesso

/S/ JOHN J. AMORE	Director	March 2, 2020
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	March 2, 2020
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	March 2, 2020
John A. Graf

/S/ MERYL HARTZBAND	Director	March 2, 2020
Meryl Hartzband

/S/ GERALDINE LOSQUADRO	Director	March 2, 2020
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 2, 2020
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 2, 2020
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1

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

*10.	10

Amendment of Everest Re Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.	11

Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.	12

Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015

10.	13

Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, incorporated herein by reference to Exhibit 10.23 to Everest Re Group, Ltd. Annual Report on Form 10-K- for the year ended December 31, 2015 filed on February 29, 2016

*10.	14

Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on February 17, 2016

*10.	15

Employment agreement between Everest Global Services, Inc. and Craig Howie, dated April 7, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 8, 2016

10.	16

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

*10.	17

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

10.	19

Amendment of Standby Letter of Credit, dated November 9, 2016, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £140.0 million four year credit facility, herein by reference to Exhibit 10.26 to Everest Re Group, Ltd., Form 10-K filed on March 1, 2017

10.	20

Amendment of Standby Letter of Credit, dated December 30, 2016, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million four year credit facility, herein by reference to Exhibit 10.27 to Everest Re Group, Ltd., Form 10-Kfiled on March 1, 2017

*10.	21

Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 6, 2017

10.	22

Amendment of Standby Letter of Credit, dated May 17, 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, herein by reference to Exhibit 10.1 to Everest Re Group, Ltd., Form 10-Q filed on August 9, 2017

*10.	23

Employment agreement between Everest Re Group, Ltd., and Jonathan Zaffino dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017

*10.	24

Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on November 20, 2017

10.	25

Bye-Law waiver agreement between Everest Re Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Re Group, Ltd., Form 8-K filed on December 4, 2017

10.	26

Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2018

10.	27

Amendment of Standby Letter of Credit, dated November 9, 2018, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £30.0 million four year credit facility, incorporated herein by reference to exhibit 10.33 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2019

10.	28

Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to exhibit 10.34 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2019

*10.	29	Employment agreement between Everest Re Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herin by reference to Exhibit 10.1 to Everest Re Group Ltd. Form 8-K filed on August 8, 2019.

10.	30	Amendment of Standby Letter of Credit, dated November 7, 2019, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £47.0 million four year credit facility, filed herewith

10.	31	Amendment of Committed Facility Letter, dated December 31, 2019, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, filed herewith

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Juan C. Andrade, filed herewith

31.	2	Section 302 Certification of Craig Howie, filed herewith

32.	1	Section 906 Certification of Juan C. Andrade and Craig Howie, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2019 and 2018		F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2019, 2018 and 2017	F-6

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2019, 2018 and 2017	F-7

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2019, 2018 and 2017	F-8

Notes to Consolidated Financial Statements		F-9

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2019	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2019 and 2018	S-2

	Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	S-3

	Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	S-4
	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information As of and for the Years Ended
	December 31, 2019, 2018 and 2017	S-6

IV	Reinsurance for the Years Ended December 31, 2019, 2018 and 2017	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Everest Re Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Everest Re Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both the insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2019 was $13.6 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.

The principal considerations for our determination that performing procedures relating to the valuation of reserve for losses and loss adjustment expenses is a critical audit matter are there was significant judgment by management when developing their estimate. This in turn led to a high degree of auditor subjectivity, judgment and effort in evaluating the audit evidence relating to the actuarial methodologies which included significant assumptions related to expected loss ratios and historical trends, such as reserving patterns, loss payments and product mix. Also, the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of reserves for losses and loss adjustment expenses, including controls over the selection of actuarial methodologies and development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in performing procedures for a sample of products and lines of business including: (1) evaluating management’s actuarial methodologies and assumptions related to expected loss ratios and historical trends, such as, reserving patterns, loss payment and product mix used for determining reserves for losses and loss adjustment expenses; and (2) developing an independent estimate of the reserve for losses and loss adjustment expenses and comparing the independent estimate to management’s actuarial determined reserves.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2020

We have served as the Company’s or its predecessor's auditor since 1996.

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS:
Fixed maturities - available for sale, at market value	$16,824,944	$15,225,263
(amortized cost: 2019, $16,473,491; 2018, $15,406,572)
Fixed maturities - available for sale, at fair value	5,826	2,337
Equity securities, at fair value	931,457	716,639
Short-term investments (cost: 2019, $414,639; 2018, $241,010)	414,706	240,987
Other invested assets (cost: 2019, $1,763,531; 2018, $1,591,745)	1,763,531	1,591,745
Cash	808,036	656,095
Total investments and cash	20,748,500	18,433,066
Accrued investment income	116,804	104,619
Premiums receivable	2,259,088	2,183,183
Reinsurance receivables	1,763,471	1,787,648
Funds held by reinsureds	489,901	435,031
Deferred acquisition costs	581,863	511,573
Prepaid reinsurance premiums	445,716	343,343
Income taxes	305,711	594,487
Other assets	612,997	358,042
TOTAL ASSETS	$27,324,051	$24,750,992

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,611,313	$13,119,090
Future policy benefit reserve	42,592	46,778
Unearned premium reserve	3,056,735	2,517,612
Funds held under reinsurance treaties	10,668	13,099
Other net payable to reinsurers	291,660	218,439
Losses in course of payment	51,950	85,519
Senior notes due 06/01/2044	397,074	396,954
Long term notes due 05/01/2067	236,758	236,659
Accrued interest on debt and borrowings	2,878	3,093
Equity index put option liability	5,584	11,958
Unsettled securities payable	30,650	51,112
Other liabilities	453,264	189,882
Total liabilities	18,191,126	16,890,195

Commitments and contingencies (Note 15)	-	-

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2019) 69,464
and (2018) 69,202 outstanding before treasury shares	694	692
Additional paid-in capital	2,219,660	2,188,777
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $30,996 at 2019 and $(20,697) at 2018	28,152	(462,557)
Treasury shares, at cost; 28,665 shares (2019) and 28,551 shares (2018)	(3,422,152)	(3,397,548)
Retained earnings	10,306,571	9,531,433
Total shareholders' equity	9,132,925	7,860,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,324,051	$24,750,992

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
REVENUES:
Premiums earned	$7,403,686	$6,931,699	$5,937,840
Net investment income	647,139	581,183	542,898
Other-than-temporary impairments on fixed maturity securities	(20,899)	(8,110)	(7,093)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	205,903	(119,026)	160,287
Total net realized capital gains (losses)	185,004	(127,136)	153,194
Net derivative gain (loss)	6,374	520	9,581
Other income (expense)	(11,034)	(24,771)	(21,215)
Total revenues	8,231,169	7,361,495	6,622,298

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,922,898	5,651,403	4,522,581
Commission, brokerage, taxes and fees	1,703,726	1,519,030	1,303,963
Other underwriting expenses	440,899	371,541	318,817
Corporate expenses	32,966	30,672	25,923
Interest, fees and bond issue cost amortization expense	31,693	31,031	31,603
Total claims and expenses	7,132,182	7,603,677	6,202,887

INCOME (LOSS) BEFORE TAXES	1,098,987	(242,182)	419,411
Income tax expense (benefit)	89,526	(331,223)	(63,340)

NET INCOME (LOSS)	$1,009,461	$89,041	$482,751

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	496,430	(255,656)	(64,348)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(12,613)	27,496	(6,950)
Total URA(D) on securities arising during the period	483,817	(228,160)	(71,298)

Foreign currency translation adjustments	14,030	(76,816)	121,917

Benefit plan actuarial net gain (loss) for the period	(12,591)	(510)	1,027
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,453	5,021	5,477
Total benefit plan net gain (loss) for the period	(7,138)	4,511	6,504
Total other comprehensive income (loss), net of tax	490,709	(300,465)	57,123

COMPREHENSIVE INCOME (LOSS)	$1,500,170	$(211,424)	$539,874

EARNINGS PER COMMON SHARE:
Basic	$24.77	$2.18	$11.77
Diluted	24.70	2.17	11.70

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2019	2018	2017

COMMON SHARES (shares outstanding):
Balance, January 1	40,651,148	40,835,272	40,898,864
Issued during the period, net	262,448	158,055	172,901
Treasury shares acquired	(114,633)	(342,179)	(236,493)
Balance, December 31	40,798,963	40,651,148	40,835,272

COMMON SHARES (par value):
Balance, January 1	$692	$691	$689
Issued during the period, net	2	1	2
Balance, December 31	694	692	691

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,188,777	2,165,768	2,140,783
Share-based compensation plans	30,883	23,009	24,985
Balance, December 31	2,219,660	2,188,777	2,165,768

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	(462,557)	(160,891)	(216,764)
Change to beginning balance due to adoption of ASU 2016-01	-	(1,201)	-
Reclass due to early adoption of ASU 2018-02	-	-	(1,250)
Net increase (decrease) during the period	490,709	(300,465)	57,123
Balance, December 31	28,152	(462,557)	(160,891)

RETAINED EARNINGS:
Balance, January 1	9,531,433	9,657,412	9,380,653
Change to beginning balance due to adoption of ASU 2016-01	-	1,201	-
Reclass due to early adoption of ASU 2018-02	-	-	1,250
Net income (loss)	1,009,461	89,041	482,751
Dividends declared ($5.75 per share 2019, $5.30 per share 2018 and $5.05 per share 2017)	(234,322)	(216,221)	(207,242)
Balance, December 31	10,306,571	9,531,433	9,657,412

TREASURY SHARES AT COST:
Balance, January 1	(3,397,548)	(3,322,244)	(3,272,244)
Purchase of treasury shares	(24,604)	(75,304)	(50,000)
Balance, December 31	(3,422,152)	(3,397,548)	(3,322,244)

TOTAL SHAREHOLDERS' EQUITY, December 31	$9,132,925	$7,860,797	$8,340,736

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,009,461	$89,041	482,751
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(62,018)	(382,987)	(350,446)
Decrease (increase) in funds held by reinsureds, net	(56,722)	(153,627)	(33,220)
Decrease (increase) in reinsurance receivables	67,444	(511,592)	(238,485)
Decrease (increase) in income taxes	237,479	(265,065)	(114,077)
Decrease (increase) in prepaid reinsurance premiums	(95,207)	(65,925)	(86,049)
Increase (decrease) in reserve for losses and loss adjustment expenses	402,380	1,377,711	1,376,321
Increase (decrease) in future policy benefit reserve	(4,186)	(4,236)	(4,060)
Increase (decrease) in unearned premiums	521,709	542,023	401,174
Increase (decrease) in other net payable to reinsurers	66,477	12,276	10,071
Increase (decrease) in losses in course of payment	(33,557)	123,209	(105,371)
Change in equity adjustments in limited partnerships	(108,332)	(102,052)	(82,713)
Distribution of limited partnership income	81,300	84,623	50,825
Change in other assets and liabilities, net	(54,176)	(322,107)	(66,998)
Non-cash compensation expense	34,018	32,369	30,297
Amortization of bond premium (accrual of bond discount)	30,936	29,272	45,867
Net realized capital (gains) losses	(185,004)	127,136	(153,194)
Net cash provided by (used in) operating activities	1,852,002	610,069	1,162,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,302,299	1,973,652	2,160,298
Proceeds from fixed maturities sold - available for sale, at market value	3,280,237	3,148,428	2,401,844
Proceeds from fixed maturities sold - available for sale, at fair value	2,917	1,751	-
Proceeds from equity securities sold - available for sale, at market value	-	-	19,574
Proceeds from equity securities sold, at fair value	283,965	1,199,409	631,859
Distributions from other invested assets	284,558	3,102,018	5,579,043
Cost of fixed maturities acquired - available for sale, at market value	(6,613,917)	(5,909,504)	(5,131,098)
Cost of fixed maturities acquired - available for sale, at fair value	(4,243)	(4,381)	-
Cost of equity securities acquired, at market value	-	-	(22,033)
Cost of equity securities acquired, at fair value	(329,417)	(921,937)	(438,641)
Cost of other invested assets acquired	(425,438)	(3,370,455)	(5,829,271)
Net change in short-term investments	(167,290)	455,350	(73,923)
Net change in unsettled securities transactions	(26,163)	46,048	(30,229)
Net cash provided by (used in) investing activities	(1,412,492)	(279,621)	(732,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(3,134)	(8,157)	(5,310)
Purchase of treasury shares	(24,604)	(75,304)	(50,000)
Dividends paid to shareholders	(234,322)	(216,221)	(207,242)
Cost of shares withheld on settlements of share-based compensation awards	(13,627)	(16,912)	(12,906)
Net cash provided by (used in) financing activities	(275,687)	(316,594)	(275,458)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,882)	7,174	(1,513)

Net increase (decrease) in cash	151,941	21,028	153,145
Cash, beginning of period	656,095	635,067	481,922
Cash, end of period	$808,036	$656,095	$635,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(148,585)	$(65,064)	164,856
Interest paid	31,689	30,447	35,973

NON-CASH TRANSACTIONS:
Reclassification of investment balances due to prospective consolidation of private placement liquidity sweep facility effective July 1, 2018

Fixed maturities - available for sale, at market value	$-	$143,656	$-
Short-term investments	-	243,864	-
Other invested assets	-	(387,520)	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group: Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”), Everest Insurance (Ireland), designated activity company (“Ireland Insurance”), Everest Reinsurance Company (Ireland), designated activity company (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Salus Systems, LLC (“Salus”), Everest International Assurance, Ltd. (Bermuda) (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”) and Everest Security Insurance Company (“Everest Security”). All amounts are reported in U.S. dollars.

The Company consolidates the results of operations and financial position of all voting interest entities ("VOE") in which the Company has a controlling financial interest and all variable interest entities ("VIE") in which the Company is considered to have control and be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances surrounding each entity.

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Reinsurance receivables and premium receivables	$25,605	25,611

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Deferred acquisition costs	$1,703,726	$1,519,030	$1,303,963

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

H. Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2019 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Net income (loss) per share:
Numerator
Net income (loss)	$1,009,461	$89,041	$482,751
Less: dividends declared-common shares and nonvested common shares	(234,322)	(216,221)	(207,242)
Undistributed earnings	775,139	(127,180)	275,508
Percentage allocated to common shareholders (1)	98.9%	99.0%	98.9%
	766,386	(125,848)	272,589
Add: dividends declared-common shareholders	231,796	214,088	205,182
Numerator for basic and diluted earnings per common share	$998,182	$88,239	$477,771

Denominator
Denominator for basic earnings per weighted-average common shares	40,291	40,388	40,595
Effect of dilutive securities:
Options	129	198	248
Denominator for diluted earnings per adjusted weighted-average common shares	40,420	40,586	40,843

Per common share net income (loss)
Basic	$24.77	$2.18	$11.77
Diluted	$24.70	$2.17	$11.70

(1) Basic weighted-average common shares outstanding	40,291	40,388	40,595
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,751	40,816	41,030
Percentage allocated to common shareholders	98.9%	99.0%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2019, 2018 and 2017.

All outstanding options expire on or between February 24, 2020 and September 19, 2022.

L. Segmentation.

The Company, through its subsidiaries, operates in four segments: U.S. Reinsurance, International, Bermuda and Insurance. See also Note 17.

M. Derivatives.

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, four of these contracts had already expired, with no liability due under the terms of the contract.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2019	2018

Equity index put option contracts	Equity index put option liability	$5,584	$11,958
Total		$5,584	$11,958

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
	Location of gain (loss) in statements of operations and comprehensive income (loss)	For the Years Ended December 31,
Derivatives not designated as hedging instruments		2019	2018	2017

Equity index put option contracts	Net derivative gain (loss)	$6,374	$520	$9,581
Total		$6,374	$520	$9,581

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

P. Application of Recently Issued Accounting Guidance.

Accounting for Income Taxes. In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

Simplification of Disclosure Requirements. In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports. The main changes addressed by the Rule that are applicable to the Company are 1) elimination of the requirement to disclose dividend per share information on the face of the Statements of Operations and Comprehensive Income (Loss) and 2) a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity. The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which was to be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018. The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity was adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement. In August 2018, FASB issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract. This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

Accounting for Long Duration Contracts. In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts. The main provisions of this guidance address the following: 1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance was originally effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. However, FASB issued ASU 2019-09 in November 2019 which defers the effective date of ASU 2018-12 until annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13, 2019-11 and 2019-10 to have a material impact on its financial statements.

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

2. INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, equity security investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489,660	$28,357	$(2,214)	$1,515,803	$-
Obligations of U.S. states and political subdivisions	507,353	29,651	(89)	536,915	-
Corporate securities	6,227,661	185,052	(37,767)	6,374,946	469
Asset-backed securities	892,373	6,818	(1,858)	897,333	-
Mortgage-backed securities
Commercial	814,570	31,236	(1,249)	844,557	-
Agency residential	2,173,099	36,361	(10,879)	2,198,581	-
Non-agency residential	5,723	-	(20)	5,703	-
Foreign government securities	1,492,315	47,148	(33,513)	1,505,950	71
Foreign corporate securities	2,870,737	107,999	(33,580)	2,945,156	447
Total fixed maturity securities	$16,473,491	$472,622	$(121,169)	$16,824,944	$987

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,629,454	$16,781	$(15,101)	$2,631,134	$-
Obligations of U.S. states and political subdivisions	490,018	12,915	(2,839)	500,094	439
Corporate securities	5,538,582	48,465	(141,515)	5,445,532	1,688
Asset-backed securities	545,427	162	(5,492)	540,097	-
Mortgage-backed securities
Commercial	329,883	2,167	(5,340)	326,710	-
Agency residential	1,832,760	7,325	(43,821)	1,796,264	-
Non-agency residential	10,198	37	(26)	10,209	-
Foreign government securities	1,335,328	34,743	(55,906)	1,314,165	98
Foreign corporate securities	2,694,922	63,994	(97,858)	2,661,058	320
Total fixed maturity securities	$15,406,572	$186,589	$(367,898)	$15,225,263	$2,545

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

	At December 31, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,456,960	$1,457,919	$1,328,571	$1,330,534
Due after one year through five years	6,757,107	6,869,359	8,114,247	8,016,490
Due after five years through ten years	3,471,370	3,609,816	2,455,911	2,413,846
Due after ten years	902,289	941,676	789,575	791,113
Asset-backed securities	892,373	897,333	545,427	540,097
Mortgage-backed securities:
Commercial	814,570	844,557	329,883	326,710
Agency residential	2,173,099	2,198,581	1,832,760	1,796,264
Non-agency residential	5,723	5,703	10,198	10,209
Total fixed maturity securities	$16,473,491	$16,824,944	$15,406,572	$15,225,263

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$534,410	$(247,497)
Fixed maturity securities, other-than-temporary impairment	(1,559)	(1,071)
Change in unrealized appreciation (depreciation), pre-tax	532,851	(248,568)
Deferred tax benefit (expense)	(49,149)	20,543
Deferred tax benefit (expense), other-than-temporary impairment	115	(135)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$483,817	$(228,160)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$85,527	$(1,005)	$249,371	$(1,209)	$334,898	$(2,214)
Obligations of U.S. states and political subdivisions	4,600	(38)	5,522	(51)	10,122	(89)
Corporate securities	547,120	(9,877)	395,369	(27,890)	942,489	(37,767)
Asset-backed securities	176,222	(1,027)	94,190	(831)	270,412	(1,858)
Mortgage-backed securities
Commercial	83,127	(689)	23,063	(560)	106,190	(1,249)
Agency residential	344,267	(1,834)	488,680	(9,045)	832,947	(10,879)
Non-agency residential	332	-	3,976	(20)	4,308	(20)
Foreign government securities	210,766	(4,770)	283,648	(28,743)	494,414	(33,513)
Foreign corporate securities	278,403	(7,553)	365,808	(26,027)	644,211	(33,580)
Total fixed maturity securities	$1,730,364	$(26,793)	$1,909,627	$(94,376)	$3,639,991	$(121,169)

	Duration of Unrealized Loss at December 31, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$67,879	$(1,237)	$416,583	$(23,004)	$484,462	$(24,241)
Due in one year through five years	464,753	(7,960)	689,195	(38,138)	1,153,948	(46,098)
Due in five years through ten years	495,741	(12,388)	103,612	(11,100)	599,353	(23,488)
Due after ten years	98,043	(1,658)	90,328	(11,678)	188,371	(13,336)
Asset-backed securities	176,222	(1,027)	94,190	(831)	270,412	(1,858)
Mortgage-backed securities	427,726	(2,523)	515,719	(9,625)	943,445	(12,148)
Total fixed maturity securities	$1,730,364	$(26,793)	$1,909,627	$(94,376)	$3,639,991	$(121,169)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2019 were $3,639,991 thousand and $121,169 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2019, did not exceed 0.8% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $26,793 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $23,104 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $94,376 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $73,144 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities	$520,291	$465,793	$427,379
Equity securities	19,505	25,327	34,523
Short-term investments and cash	17,619	14,395	4,177
Other invested assets
Limited partnerships	105,815	93,327	83,569
Other	14,117	16,960	10,125
Gross investment income before adjustments	677,347	615,802	559,773
Funds held interest income (expense)	13,271	6,300	11,874
Future policy benefit reserve income (expense)	(1,380)	(1,419)	(1,282)
Gross investment income	689,238	620,683	570,365
Investment expenses	(42,099)	(39,500)	(27,467)
Net investment income	$647,139	$581,183	$542,898

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

The Company had contractual commitments to invest up to an additional $1,016,811 thousand in limited partnerships and private placement loans at December 31, 2019. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

Beginning in 2016, the Company participated in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. Through the second quarter of 2018, the Company’s participation in the facility was classified within other invested assets on the Company’s Balance Sheets.

Starting in the third quarter of 2018, the Company consolidated its participation in the facility. As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and reclassified $243,864 thousand from other invested assets to short-term investments. As of December 31, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $308,711 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(20,899)	$(8,110)	$(7,093)
Gains (losses) from sales	28,025	(21,719)	17,714
Fixed maturity securities, fair value:
Gains (losses) from sales	355	(1,799)	-
Gains (losses) from fair value adjustments	1,808	1,506	-
Equity securities, market value:
Gains (losses) from sales	-	-	(3,424)
Equity securities, fair value:
Gains (losses) from sales	4,148	(29,941)	6,969
Gains (losses) from fair value adjustments	165,200	(68,832)	138,973
Other invested assets	6,003	1,815	61
Short-term investments gain (loss)	364	(56)	(6)
Total net realized capital gains (losses)	$185,004	$(127,136)	$153,194

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Proceeds from sales of fixed maturity securities	$3,283,154	$3,150,179	$2,401,844
Gross gains from sales	63,721	33,996	58,589
Gross losses from sales	(35,341)	(57,514)	(40,875)

Proceeds from sales of equity securities	$283,965	$1,199,409	$651,433
Gross gains from sales	14,274	31,718	24,809
Gross losses from sales	(10,126)	(61,659)	(21,264)

Securities with a carrying value amount of $1,549,145 thousand at December 31, 2019 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross reserves beginning of period	$13,119,090	$11,884,321	10,312,313
Less reinsurance recoverables	(1,619,641)	(1,212,649)	(990,862)
Net reserves beginning of period	11,499,449	10,671,672	9,321,451

Incurred related to:
Current year	4,986,456	5,264,327	4,815,967
Prior years	(63,558)	387,076	(293,386)
Total incurred losses and LAE	4,922,898	5,651,403	4,522,581

Paid related to:
Current year	2,042,246	1,700,765	1,280,605
Prior years	2,460,825	3,011,175	2,062,634
Total paid losses and LAE	4,503,071	4,711,940	3,343,239

Foreign exchange/translation adjustment	51,325	(111,686)	170,879

Net reserves end of period	11,970,601	11,499,449	10,671,672
Plus reinsurance recoverables	1,640,712	1,619,641	1,212,649
Gross reserves end of period	$13,611,313	$13,119,090	11,884,321

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $4,986,456 thousand, $5,264,327 thousand and $4,815,967 thousand at December 31, 2019, 2018 and 2017, respectively. The decrease in current year incurred losses from 2018 to 2019 was primarily due to $693,458 thousand of lower catastrophe losses in 2019 compared to 2018, partially offset by $415,585 thousand of additional attritional losses related to higher premiums earned in 2019 compared to 2018.

Incurred prior years losses decreased by $63,558 thousand in 2019, increased by $387,076 thousand in 2018 and decreased by $293,386 thousand in 2017. The decrease for 2019 primarily related to reserve reductions associated short-tail lines of business and worker’s compensation.

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

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2018 is presented as supplementary information.

These tables present eight years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years. For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis. The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time. While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated. Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time. A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below. As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$401,018	$395,794	$329,084	$325,134	$321,099	$320,958	$324,139	$312,483	1,539	N/A
2013		310,935	388,323	385,643	388,287	372,409	362,781	355,118	3,851	N/A
2014			367,492	383,657	392,379	375,404	357,608	351,033	2,232	N/A
2015				326,346	354,265	352,983	350,790	337,332	10,184	N/A
2016					330,362	354,822	355,804	343,004	56,353	N/A
2017						346,836	347,147	342,896	105,550	N/A
2018							484,218	472,532	259,800	N/A
2019								767,529	488,182	N/A
								$3,281,926

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$9,986	$38,496	$82,995	$143,510	$187,286	$218,653	$272,046	$286,409
2013		14,842	48,929	108,801	170,868	211,273	285,756	310,168
2014			18,809	54,255	110,249	164,552	254,077	294,533
2015				19,902	53,621	107,458	206,397	257,511
2016					18,927	58,310	137,219	193,804
2017						25,800	73,023	142,335
2018							63,140	104,690
2019								103,453
								$1,692,901
All outstanding liabilities prior to 2012, net of reinsurance								607,385
Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,196,410

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	8.4%	10.3%	17.7%	19.6%	16.6%	14.4%	11.7%	4.6%

U.S. Reinsurance – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$937,720	$723,851	$723,151	$715,961	$713,237	$706,782	$692,079	$694,576	1,112	N/A
2013		622,108	405,338	352,687	314,637	310,942	308,557	310,199	1,099	N/A
2014			603,258	516,189	437,409	402,129	396,641	397,683	2,674	N/A
2015				673,913	534,178	476,348	451,694	456,195	5,655	N/A
2016					972,881	816,765	797,339	788,551	10,293	N/A
2017						1,564,165	2,117,747	2,231,384	16,538	N/A
2018							1,728,705	1,572,138	88,063	N/A
2019								970,831	329,576	N/A
								$7,421,556

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
(Dollars in thousands)
2012	$242,315	$402,305	$520,244	$598,289	$621,013	$646,572	$651,550	$666,768
2013		234,464	250,850	269,014	289,130	296,074	300,708	302,756
2014			189,598	289,430	338,030	362,825	373,060	375,988
2015				225,655	320,310	378,235	405,614	419,757
2016					291,462	582,985	681,502	735,678
2017						545,551	1,422,328	1,744,822
2018							409,225	1,064,431
2019								568,556
								$5,878,758
All outstanding liabilities prior to 2012, net of reinsurance								29,929
Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,572,727

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	36.5%	34.0%	13.6%	7.7%	2.9%	2.4%	0.7%	2.2%

International – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$224,614	$146,421	$135,234	$135,230	$117,350	$118,941	$116,283	101,872	6,225	N/A
2013		184,497	168,277	164,973	144,869	141,645	138,355	130,124	13,641	N/A
2014			195,753	187,451	168,865	166,576	166,605	158,117	27,302	N/A
2015				193,714	179,392	172,811	172,061	167,290	30,299	N/A
2016					184,267	180,284	177,979	178,255	46,648	N/A
2017						191,492	139,214	150,276	48,308	N/A
2018							309,673	319,752	148,582	N/A
2019								291,237	189,506	N/A
								$1,496,922

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$18,875	$30,090	$46,015	$56,420	$66,234	$76,921	$83,253	$88,278
2013		17,865	41,481	54,619	67,605	75,964	86,851	95,799
2014			25,910	44,805	62,508	73,955	86,607	99,522
2015				24,237	48,806	69,674	82,465	96,180
2016					26,446	50,824	70,108	87,191
2017						26,541	52,774	77,614
2018							57,962	97,222
2019								52,808
								$694,615
All outstanding liabilities prior to 2012, net of reinsurance								116,104
Liabilities for claims and claim adjustment expenses, net of reinsurance								$918,411

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	16.7%	13.9%	12.6%	8.8%	8.0%	8.8%	6.6%	4.9%

International – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$437,946	$397,747	$338,496	$346,116	$342,251	$340,618	$344,626	$358,428	754	N/A
2013		473,767	413,959	374,216	366,182	365,106	362,370	369,876	920	N/A
2014			589,489	541,484	497,317	443,210	445,914	446,412	3,613	N/A
2015				545,360	393,027	388,795	384,816	385,980	4,466	N/A
2016					539,447	543,428	593,567	595,512	15,930	N/A
2017						857,100	954,835	970,874	15,997	N/A
2018							544,258	574,521	84,717	N/A
2019								879,698	389,242	N/A
								$4,581,301

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$126,001	$230,203	$279,611	$303,002	$311,706	$319,112	$324,936	$355,887
2013		121,461	246,893	294,024	325,155	337,087	341,831	354,102
2014			162,647	295,731	360,679	392,731	410,715	416,735
2015				127,511	235,921	299,773	334,271	345,693
2016					159,425	316,190	447,094	481,029
2017						247,895	641,832	773,790
2018							90,429	330,681
2019								151,893
								$3,209,811
All outstanding liabilities prior to 2012, net of reinsurance								54,040
Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,425,530

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	25.9%	34.1%	15.6%	7.2%	3.2%	1.5%	2.5%	8.6%

Bermuda – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$284,509	$262,122	$240,949	$230,441	$236,883	$237,315	$241,312	$241,631	30,273	N/A
2013		228,258	258,432	252,704	261,259	250,627	234,668	230,654	33,689	N/A
2014			211,439	244,163	261,523	257,904	234,196	226,434	48,168	N/A
2015				273,468	301,791	307,957	308,042	309,983	82,925	N/A
2016					292,353	351,182	349,522	357,169	114,651	N/A
2017						354,391	365,767	365,823	181,139	N/A
2018							547,267	546,367	376,744	N/A
2019								667,150	551,529	N/A
								$2,945,212

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$12,864	$29,660	$51,278	$75,680	$102,019	$130,159	$149,629	$164,775
2013		16,996	33,951	52,270	77,270	102,866	124,708	144,010
2014			13,580	24,915	42,872	67,716	91,981	115,098
2015				13,643	58,956	93,220	127,930	153,080
2016					45,671	84,152	121,553	155,397
2017						29,904	64,197	103,915
2018							36,678	93,727
2019								61,239
								$991,242
All outstanding liabilities prior to 2012, net of reinsurance								356,351
Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,310,321

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	7.8%	9.7%	9.8%	10.5%	10.0%	10.5%	8.2%	6.3%

Bermuda – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$238,152	$180,775	$119,168	$117,221	$117,909	$118,999	$117,734	$120,824	593	N/A
2013		217,531	142,666	124,191	115,029	114,252	114,800	112,900	272	N/A
2014			186,492	164,139	138,381	134,776	137,389	136,813	1,092	N/A
2015				192,520	157,711	143,625	146,196	143,266	2,204	N/A
2016					206,279	181,593	186,735	187,607	4,619	N/A
2017						393,969	365,405	346,472	10,115	N/A
2018							394,542	396,488	85,786	N/A
2019								343,602	184,640	N/A
								$1,787,971

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$45,573	$85,175	$90,147	$108,172	$111,772	$113,508	$113,816	$116,429
2013		34,745	64,560	101,614	108,535	110,378	111,655	111,833
2014			32,813	86,611	106,564	126,552	129,891	131,455
2015				33,814	73,041	109,401	131,387	134,862
2016					26,737	78,499	130,319	167,562
2017						38,106	137,127	250,661
2018							72,580	170,831
2019								66,370
								$1,150,003
All outstanding liabilities prior to 2012, net of reinsurance								26,236
Liabilities for claims and claim adjustment expenses, net of reinsurance								$664,204

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	19.6%	28.5%	25.2%	14.9%	2.4%	1.2%	0.2%	2.2%

Insurance – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$349,597	$351,402	$346,953	$348,180	$353,320	$343,931	$346,882	$351,320	20,199	15,769
2013		393,539	393,390	392,827	393,035	351,295	344,388	350,815	23,120	21,350
2014			431,068	457,043	454,576	460,642	397,061	397,834	38,872	25,188
2015				519,509	528,050	535,671	542,176	468,584	54,740	26,896
2016					553,437	551,321	580,323	615,168	166,117	31,517
2017						612,967	602,985	625,039	226,898	34,701
2018							705,789	711,001	353,806	33,817
2019								850,832	653,255	30,144
								$4,370,593

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,185	$101,288	$157,897	$213,451	$246,407	$272,055	$294,380	$306,833
2013		33,311	117,037	176,312	224,611	260,184	285,822	303,726
2014			41,190	124,915	201,646	256,807	297,644	325,856
2015				44,311	134,730	218,853	291,943	353,232
2016					54,731	164,225	268,909	342,325
2017						53,898	172,200	280,797
2018							63,492	208,081
2019								72,375
								$2,193,224
All outstanding liabilities prior to 2012, net of reinsurance								300,347
Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,477,716

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	9.1%	19.8%	17.4%	14.0%	10.9%	7.2%	6.7%	3.3%

Insurance – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$106,325	$89,000	$81,747	$82,448	$82,019	$81,802	$81,979	$82,526	68	N/A
2013		112,037	98,106	91,251	92,144	92,233	92,393	92,246	471	N/A
2014			131,679	123,668	119,928	119,464	119,282	119,413	407	N/A
2015				172,904	152,895	143,944	146,780	144,769	405	N/A
2016					290,264	275,154	280,170	291,672	736	N/A
2017						496,905	501,407	494,844	13,043	N/A
2018							407,855	401,900	14,862	N/A
2019								348,590	81,655	N/A
								$1,975,961

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,504	$81,772	$80,469	$81,749	$81,891	$81,682	$81,820	$82,457
2013		68,695	93,110	91,841	92,110	91,720	91,759	91,777
2014			81,827	116,037	118,220	118,211	118,545	118,660
2015				102,170	141,280	142,437	145,225	146,719
2016					162,548	249,517	271,938	289,194
2017						178,666	424,181	458,811
2018							244,772	358,324
2019								227,387
								$1,773,329
All outstanding liabilities prior to 2012, net of reinsurance								644
Liabilities for claims and claim adjustment expenses, net of reinsurance								$203,277

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	56.8%	35.0%	4.7%	3.0%	0.4%	-%	0.1%	-%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2019
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$2,196,410
U.S. Reinsurance Property	1,572,727
International Casualty	918,411
International Property	1,425,530
Bermuda Casualty	2,310,321
Bermuda Property	664,204
Insurance Casualty	2,477,716
Insurance Property	203,277
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	11,768,596

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	363,925
U.S. Reinsurance Property	207,967
International Casualty	91,193
International Property	149,803
Bermuda Casualty	9,975
Bermuda Property	68,639
Insurance Casualty	631,827
Insurance Property	117,382
Total reinsurance recoverable on unpaid claims	1,640,712

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	163,563
Other	38,442
202,005

Total gross liability for unpaid claims and claim adjustment expense	$13,611,313

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Insurance and reinsurance loss and LAE reserves represent the Company’s best estimate of its ultimate liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017
Gross basis:
Beginning of period reserves	$347,495	$448,994	$441,111
Incurred losses	2,070	(2,473)	90,009
Paid losses	(91,644)	(99,026)	(82,126)
End of period reserves	$257,921	$347,495	$448,994

Net basis:
Beginning of period reserves	$261,456	$318,081	$319,072
Incurred losses	-	-	37,137
Paid losses	(32,756)	(56,624)	(38,128)
End of period reserves	$228,701	$261,456	$318,081

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

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43,362 thousand. In addition, the maximum liability permitted to be retroceded increased to $,450298 thousand.

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,763,471 thousand and $1,787,648 thousand at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, $682,845 thousand, or 38.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $147,807 thousand, or 8.4% was receivable from Munich Reinsurance America, Inc. (“Munich Re”); and $95,481 thousand, or 5.4%, was receivable from Zurich Versicherungs Gesellschaft (“Zurich”). No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of year	$46,778	$51,014	$55,074
Liabilities assumed	53	110	115
Adjustments to reserves	350	806	(437)
Benefits paid in the current year	(4,589)	(5,151)	(3,738)
Balance at end of year	$42,592	$46,778	$51,014

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At December 31, 2019, $772,979 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $610,873 thousand, were valued by investment managers’ valuation committees and a majority of these fair values and all of the $5,826 thousand of fixed maturities, fair value were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $162,106 thousand were valued at either par or amortized cost, which the Company believes approximates fair value. At December 31, 2018, $435,959 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $354,143 thousand and all of the $2,337 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties. The remaining Level 3 fixed maturities of $80,663 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2019 and December 31, 2018 of $170,888 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). Four of these contracts had expired prior to December 31, 2019 with no liabilities due under the terms of the expired contracts.

The Company had two remaining equity index put option contracts at December 31, 2019, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the December 31, 2019 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.4%. The theoretical maximum payouts under these equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At December 31, 2019, the present value of the theoretical maximum payouts using a 3% discount factor was $208,359 thousand. Conversely, if the contracts had all expired on December 31, 2019, with the S&P index at 3,230.78, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index. Based on historical index volatilities and trends and the December 31, 2019 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 4%. The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero. At December 31, 2019, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,899 thousand. Conversely, if the contract had expired on December 31, 2019, with the FTSE index at 7,542.44, there would have been no settlement amount.

At December 31, 2019 and December 31, 2018, the fair value for these equity put options was $5,584 thousand and $11,958 thousand, respectively.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,515,803	$-	$1,515,803	$-
Obligations of U.S. States and political subdivisions	536,915	-	536,915	-
Corporate securities	6,374,946	-	5,757,358	617,588
Asset-backed securities	897,333	-	743,692	153,641
Mortgage-backed securities
Commercial	844,557	-	844,557	-
Agency residential	2,198,581	-	2,198,581	-
Non-agency residential	5,703	-	5,703	-
Foreign government securities	1,505,950	-	1,505,950	-
Foreign corporate securities	2,945,156	-	2,943,406	1,750
Total fixed maturities, market value	16,824,944	-	16,051,965	772,979

Fixed maturities, fair value	5,826	-	-	5,826
Equity securities, fair value	931,457	864,584	66,873	-

Liabilities:
Equity index put option contracts	$5,584	$-	$-	$5,584

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2019.

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

In addition, $209,578 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2019				December 31, 2018
	Corporate	Asset-Backed	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$428,215	$-	$7,744	$435,959	$210,186	$6,952	$217,138
Total gains or (losses) (realized/unrealized)
Included in earnings	4,937	-	(12)	4,925	(92)	(660)	(752)
Included in other comprehensive income (loss)	(20)	3,632	(110)	3,502	1,091	-	1,091
Purchases, issuances and settlements	179,761	150,009	(5,872)	323,898	215,838	(298)	215,540
Transfers in and/or (out) of Level 3	4,695	-	-	4,695	1,192	1,750	2,942
Ending balance	$617,588	$153,641	$1,750	$772,979	$428,215	$7,744	$435,959

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	December 31, 2019		December 31, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$2,337	$2,337	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	2,163	2,163	(293)	(293)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	1,326	1,326	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$5,826	$5,826	$2,337	$2,337

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$1,795	$1,795	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $4,695 thousand and $2,942 thousand as of December 31, 2019 and 2018, respectively. The transfers during 2019 and 2018 were related to securities that were priced using a recognized pricing service as of December 31, 2018 and 2017, respectively. These securities were subsequently priced by investment managers as of December 31, 2019 and 2018, respectively.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Liabilities:
Balance, beginning of period	$11,958	$12,477
Total (gains) or losses (realized/unrealized)
Included in earnings	(6,374)	(520)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$5,584	$11,958

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5. CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £,47000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Credit facility interest and fees incurred	$420	$420	$420

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2019, was $6,256,094 thousand. As of December 31, 2019, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)		At December 31, 2019			At December 31, 2018
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$33,737	12/31/2020	$200,000	$-
	Tranche Two		2,381	7/29/2020
	Tranche Two		1,649	9/30/2020
	Tranche Two		573,353	12/31/2020
	Tranche Two	600,000	12,364	1/4/2021	600,000	558,818	12/31/2019
Total Wells Fargo Bank Group Credit Facility		$800,000	$623,484		$800,000	$558,818

Bermuda Re Letter of Credit Facility

Effective December 31, 2019, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees. The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $200,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer. The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months). The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$4,425	02/29/2020	$200,000	$3,482	02/28/2019
		512	09/03/2020		3,672	11/24/2019
		3,672	11/24/2020		72,443	12/31/2019
		177	12/16/2020		296	08/15/2020
		125	12/20/2020		177	12/16/2020
		101,404	12/31/2020		125	12/20/2020
		559	08/15/2021		1,851	11/04/2022
		37,096	12/30/2023		407	11/13/2022
		-			59,293	12/30/2022
Total Citibank Bilateral Agreement	$200,000	$147,970		$200,000	$141,746

Everest International Credit Facility

Effective November 7, 2019, Everest International renewed its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current renewal of the Everest International Credit Facility has a four year term and provides up to £47,000 thousand for the issuance of standby letters of credit on a collateralized basis. The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility. The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,326,009 thousand (70% of consolidated net worth as of December 31, 2015), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2015 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2019, was $6,246,842 thousand. As of December 31, 2019, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2019			At December 31, 2018
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£47,000	£47,000	12/31/2023	£30,000	£26,000	12/31/2022
	-	-		-	-
Total Lloyd's Bank Credit Facility	£47,000	£47,000		£30,000	£26,000

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2019, Everest Re had admitted assets of $12,518,844 thousand which provides borrowing capacity of up to $1,251,884 thousand. Through December 31, 2019, Everest had no borrowings through the FLHB.

6. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	6/5/2014	6/1/2044	400,000	$397,074	$452,848	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars In thousands	2019	2018	2017
Interest expense incurred	$19,472	$19,472	$19,472

7. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$236,758	$233,191	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2019 to February 17, 2020 is 4.3%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest expense incurred	$11,587	$10,926	$11,498

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At December 31, 2019, the total amount on deposit in trust accounts was $989,693 thousand.

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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2019	2018	2017
(Dollars in thousands)
Ceded written premiums	291,979	260,612	245,453
Ceded earned premiums	294,762	262,518	242,793
Ceded losses and LAE	187,192	319,046	320,315

Assumed written premiums	17,005	11,032	25,970
Assumed earned premiums	17,005	11,032	25,970
Assumed losses and LAE	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $993,036 thousand and $1,156,853 thousand at December 31, 2019 and 2018, respectively. Of this amount, Group had investments recorded at $46,390 thousand and $45,625 thousand at December 31, 2019 and 2018, respectively, in the segregated accounts.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. This agreement is a multi-year reinsurance contract which covers specified earthquake events. The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada. These reinsurance agreements expired in November, 2019.

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

On December 12, 2019, the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The first two agreements are four year reinsurance contracts which provide up to $150,000 thousand and $275,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The remaining two agreements are five year reinsurance contracts which provide up to $150,000 thousand and $275,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United State, Puerto Rico, the U.S. Virgin Islands and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. Currently, none of the published insured loss estimates for catastrophe events during the applicable covered periods of the various agreements have exceeded the single event retentions or aggregate retentions under the terms of the agreements that would result in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series

2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding. On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”). On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes”). On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes”) and $300,000 thousand of notes (“Series 2017-2 Notes”). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019, Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes”).The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

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

Supplemental information related to operating leases is as follows for the periods indicated:

Year Ended December 31,
(Dollars in thousands)	2019
Lease expense incurred:
Operating lease cost	$24,524

At December 31,
(Dollars in thousands)	2019
Operating lease right of use assets	$161,435
Operating lease liabilities	169,909

Year Ended December 31,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$(20,041)

At December 31,
2019
Weighted average remaining operating lease term	12.6 years
Weighted average discount rate on operating leases	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
2020	$19,945
2021	17,153
2022	18,985
2023	18,169
2024	17,872
Thereafter	126,250
Undiscounted lease payments	218,374
Less: present value adjustment	48,465
Total operating lease liability	$169,909

As of December 31, 2018, the Company accounted for leases per the guidance codified in Accounting Standards Codification, Topic 740-Leases. Based on prior guidance, the future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2018, for all of the Company’s operating leases were $91,841 thousand. The breakdown of the minimum rental commitments as of December 31, 2018, were as follows: $18,992 thousand for 2019, $18,365 thousand for 2020, $9,469 thousand for 2021, $9,180 thousand for 2022, $8,919 thousand for 2023 and $26,916 thousand for all years thereafter.

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, became effective in October, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year. The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex during 2021.

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current tax expense (benefit):
U.S.	$(5,044)	$(38,625)	$(117,173)
Non-U.S.	14,420	6,497	2,849
Total current tax expense (benefit)	9,376	(32,128)	(114,324)
Deferred tax expense (benefit):
U.S.	80,247	(298,998)	50,207
Non-U.S.	(97)	(97)	777
Total deferred tax expense (benefit)	80,150	(299,095)	50,984

Total income tax expense (benefit)	$89,526	$(331,223)	$(63,340)

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$38,964	$297,199	$(1,407,020)	$796,745	$(516,167)	$308,646
Net investment income	325,179	321,960	283,569	297,614	255,310	287,588
Net realized capital gains (losses)	155,609	29,394	(90,033)	(37,103)	148,099	5,095
Net derivative gain (loss)	-	6,374	-	520	-	9,581
Corporate expenses	(13,063)	(19,903)	(11,035)	(19,637)	(7,394)	(18,529)
Interest, fee and bond issue cost amortization expense	(34,931)	3,239	(30,611)	(420)	(31,183)	(420)
Other income (expense)	(1,976)	(9,057)	(5,894)	(18,877)	32,441	(53,656)
Pre-tax income (loss)	$469,782	$629,206	$(1,261,024)	$1,018,842	$(118,894)	$538,305

Expected tax provision at the applicable statutory rate(s)	98,766	17,205	(264,912)	9,647	(41,614)	6,843
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,680)	-	(3,824)	-	(8,488)	-
Dividend received deduction	(998)	-	(1,520)	-	(4,639)	-
Proration	1,050	-	1,150	-	1,760	-
Affiliated preferred stock dividends	6,517	-	6,517	-	10,861	-
Creditable foreign premium tax	(9,852)	-	(13,475)	-	(7,515)	-
Tax audit settlement	(1,576)	-	(2,094)	-	(11,516)	-
U.S. rate differential on carryback of net operation losses to PY	-	-	(43,734)	-	-	-
U.S. rate differential on deferred tax 2017 return to provision	-	-	(28,411)	-	-	-
Share based compensation tax benefits formerly in APIC	(2,984)	(373)	(3,333)	(120)	(6,716)	(235)
Impact of U.S. tax reform	-	-	-	-	8,246	-
Impact of prior year accounting adjustment	-	-	-	-	(8,986)	-
Change in uncertain tax positions	(8,434)	-	8,434	-	-	-
Other	(3,606)	(2,509)	7,579	(3,127)	1,641	(2,982)
Total income tax provision	$75,203	$14,323	$(337,623)	$6,400	$(66,966)	$3,626

(Some amounts may not reconcile due to rounding.)

Reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2019	2018	2017
Balance at January 1	$8,434	$-	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	8,434	-
Reductions for tax positions of prior years	(8,434)	-	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$8,434	$-

At December 31, 2019, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate was $0 thousand.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2019, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties. At December 31, 2019 and 2018, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 and subsequent U.S. tax years are open to audit by the IRS. In 2018, the IRS opened an audit of the 2014 tax year. To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax. The Company did propose affirmative beneficial tax return adjustments to the IRS at the start of the audit. In total, the Company expects a net tax refund of $34,972 thousand plus net interest of $2,421 thousand for the 2014 tax year. The refund is subject to IRS Joint Committee review and approval.

In 2019, the IRS opened an audit of the 2015 through 2017 tax years. To date, the Company has not received any Information Document Requests or notices of proposed adjustment. The Company had filed amended tax returns for 2015 and 2016 for $1,519 thousand and $4,685 thousand respectively. Those refunds, plus accrued interest of $978 thousand and $247 thousand respectively, will be settled at the conclusion of the audit.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Foreign Tax Credits	$186,706	$167,685
Unearned premium reserves	75,130	63,309
Loss reserves	66,025	64,135
Net operating loss carryforward	31,698	106,543
Net unrealized losses on benefit plans	19,818	17,921
Unrealized foreign currency losses	7,964	12,596
Investment impairments	3,961	1,291
Uncollectible reinsurance reserves	3,142	3,142
Other Tax Credits	2,294	-
Net unrealized investment losses	-	10,815
Net fair value losses	-	7,196
Other assets	13,869	11,521
Total deferred tax assets	410,607	466,154

Deferred tax liabilities:
Deferred acquisition costs	81,931	74,736
Net unrealized investment gains	39,413	-
Net fair value income	25,936	-
Partnership investments	15,039	14,936
Benefit plan asset	2,333	3,600
Other liabilities	4,937	3,868
Total deferred tax liabilities	169,589	97,140

Net deferred tax assets	241,018	369,014
Less: Valuation allowance	(12,997)	(9,309)
Total net deferred tax assets	$228,021	$359,705

(Some amounts may not reconcile due to rounding.)

At December 31, 2019, the Company has $186,706 thousand of Foreign Tax Credits (“FTCs”). The FTCs expire in various amounts between 2020 and 2029. The Company also has a tax-effected U.S. Net Operating Loss (“NOL”) carryforward of $19,027 thousand. This NOL carryforward expires in 2038.

In performing our assessment of the recoverability of the Company’s deferred tax assets pursuant to ASC 740, we considered the tax laws governing the utilization of the NOL and FTC carryforwards as well as our other deferred tax assets in each applicable tax jurisdiction. We then evaluated all the positive and negative evidence impacting the realizability of the Company’s deferred tax assets as of December 31, 2019 in the U.S. tax jurisdiction. Evidence considered in the analysis included the Company’s ability to carryback the net operating losses generated in 2017 and 2018 as well as that a company generally must use any remaining net operating loss carryforward before it can utilize its foreign tax credit carryforwards. Consequently, the Company implemented planning actions during 2018, 2019 and early 2020 to increase its planned U.S. source and foreign source income to better enable it to utilize its U.S. deferred tax assets and tax attributes. As of December 31, 2019, based on all available evidence, the Company concluded that it is “more likely than not” that it will use its

U.S. NOL and FTC carryforwards prior to their respective expirations and, thus, no valuation allowance has been established in the U.S. jurisdiction.

With respect to operations in foreign tax jurisdictions, a valuation allowance of $12,671 thousand and $9,309 thousand has been recorded in 2019 and 2018, respectively, against the NOL deferred tax assets in its Canadian and UK subsidiaries. The tax-effected Canadian NOLs of $2,511 begin to expire in 2035 and the UK NOLs of $10,160 do not expire.

As a result of the TCJA, the Company recognized an $8,246 thousand tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the TCJA at that time using reasonable estimates due to the need for further analysis to complete the accounting.

During 2018, the Company completed its accounting, including interpretation of additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28,411 thousand primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per the new guidance, the Company recorded excess tax benefits of $3,357 thousand, $3,453 thousand and $6,951 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2019, 2018 and 2017, respectively.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $484 thousand, $403 thousand and $626 thousand in 2019, 2018 and 2017, respectively.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Written premiums:
Direct	$2,783,036	$2,240,951	$2,083,555
Assumed	6,350,328	6,234,203	5,090,367
Ceded	(1,308,940)	(1,060,726)	(929,261)
Net written premiums	$7,824,424	$7,414,428	$6,244,661

Premiums earned:
Direct	$2,551,662	$2,129,320	$1,825,705
Assumed	6,059,222	5,807,332	4,945,522
Ceded	(1,207,198)	(1,004,953)	(833,387)
Net premiums earned	$7,403,686	$6,931,699	$5,937,840

Incurred losses and LAE:
Direct	$1,618,686	$1,372,589	$1,311,682
Assumed	3,923,298	5,046,947	3,909,816
Ceded	(619,086)	(768,133)	(698,917)
Net incurred losses and LAE	$4,922,898	$5,651,403	$4,522,581

12. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31, 2019
	2019			2018			2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$547,539	$(49,665)	$497,874	$(275,511)	$21,061	$(254,450)	$(81,915)	$21,597	$(60,318)
URA(D) on securities - OTTI	(1,559)	115	(1,444)	(1,071)	(135)	(1,206)	(5,618)	1,588	(4,030)
Reclassification of net realized losses (gains) included in net income (loss)	(13,129)	516	(12,613)	28,014	(518)	27,496	(7,258)	308	(6,950)
Foreign currency translation adjustments	18,585	(4,555)	14,030	(86,520)	9,704	(76,816)	142,054	(20,137)	121,917
Benefit plan actuarial net gain (loss)	(15,938)	3,347	(12,591)	(646)	136	(510)	1,300	(273)	1,027
Reclassification of benefit plan liability amortization included in net income (loss)	6,902	(1,449)	5,453	6,356	(1,335)	5,021	8,426	(2,949)	5,477
Total other comprehensive income (loss)	$542,400	$(51,691)	$490,709	$(329,378)	$28,913	$(300,465)	$56,989	$134	$57,123

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended
	December 31,		Affected line item within the statements of
AOCI component	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(13,129)	$28,014	Other net realized capital gains (losses)
	516	(518)	Income tax expense (benefit)
	$(12,613)	$27,496	Net income (loss)

Benefit plan net gain (loss)	$6,902	$6,356	Other underwriting expenses
	(1,449)	(1,335)	Income tax expense (benefit)
	$5,453	$5,021	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended
	December 31,
(Dollars in thousands)	2019	2018
Beginning balance of URA (D) on securities	$(179,392)	$49,969
Change to beginning balance due to adoption of ASU 2016-01	-	(1,201)
Current period change in URA (D) of investments - temporary	485,261	(226,954)
Current period change in URA (D) of investments - non-credit OTTI	(1,444)	(1,206)
Ending balance of URA (D) on securities	304,425	(179,392)

Beginning balance of foreign currency translation adjustments	(215,747)	(138,931)
Current period change in foreign currency translation adjustments	14,030	(76,816)
Ending balance of foreign currency translation adjustments	(201,717)	(215,747)

Beginning balance of benefit plan net gain (loss)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	(7,138)	4,511
Ending balance of benefit plan net gain (loss)	(74,556)	(67,418)

Ending balance of accumulated other comprehensive income (loss)	$28,152	$(462,557)

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Company contributions	$4,750	$77,743	$10,534

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Pension expense	$10,042	$9,728	$16,299

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$300,244	$316,202
Service cost	8,255	9,801
Interest cost	11,712	10,290
Actuarial (gain)/loss	46,206	(29,966)
Curtailment	-	-
Benefits paid	(11,062)	(6,084)
Projected benefit obligation at end of year	355,356	300,244

Change in plan assets:
Fair value of plan assets at beginning of year	260,531	210,267
Actual return on plan assets	47,247	(21,395)
Actual contributions during the year	4,750	77,743
Administrative expenses paid	-	-
Benefits paid	(11,062)	(6,084)
Fair value of plan assets at end of year	301,467	260,531

Funded status at end of year	$(53,889)	$(39,713)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(7,362)	(7,530)
Other liabilities (due beyond one year)	(46,527)	(32,182)
Net amount recognized in the consolidated balance sheets	$(53,889)	$(39,713)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Accumulated income (loss)	$(97,466)	$(88,580)
Accumulated other comprehensive income (loss)	$(97,466)	$(88,580)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Other comprehensive income (loss) at December 31, prior year	$(88,580)	$(86,788)
Net gain (loss) arising during period	(16,927)	(8,631)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	8,042	6,839
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(97,466)	$(88,580)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service cost	$8,255	$9,801	$10,949
Interest cost	11,712	10,290	10,034
Expected return on assets	(17,968)	(17,202)	(13,050)
Amortization of actuarial loss from earlier periods	7,635	6,839	8,366
Settlement	408	-	-
Net periodic benefit cost	$10,042	$9,728	$16,299

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	8,885	1,792

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$18,927	$11,520

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $9,461 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2019, 2018 and 2017 were 4.27%, 3.62% and 4.16%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2019, 2018 and 2017 was 4.00%. The expected long-term rate of return on plan assets was 7.00% for 2019, 7.00% for 2018 and was 7.50% for 2017 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2019, 2018 and 2017 were 3.28%, 4.27% and 3.62%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan	$288,328	$237,855
Non-qualified Plan	21,642	24,472
Total	$309,970	$262,327

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan
Projected benefit obligation	$333,715	$275,772
Fair value of plan assets	301,467	260,531
Non-qualified Plan
Projected benefit obligation	$21,642	$24,472
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$21,642	$24,472
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2019	15,670
2020	11,458
2021	12,198
2022	12,902
2023	13,985
Next 5 years	84,334

Plan assets consist of shares in investment trusts with 62%, 30%, 7% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,749	$1,749	$-	$-
Mutual funds, fair value
Fixed income (b)	90,483	90,483	-	-
Equities (c)	188,884	188,884	-	-
Total	$281,116	$281,116	$-	$-

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

In addition, $20,351 thousand and $20,091 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2019 and 2018, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $0 thousand and $77,000 thousand to the qualified pension benefit plan for the years ended December 31, 2019 and 2018, respectively.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Incurred expenses	$10,794	$9,301	$7,167

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland, Zurich and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the branch offices ranged from 4.9% to 45.7%. The contributions are generally used to purchase pension benefits from local insurance providers. The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Incurred expenses	$2,216	$2,057	$1,849

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

A medical cost trend rate of 7.00% in 2019 was assumed to decrease gradually to 4.50% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans. A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$434	$(335)
b. Effect on accumulated post-retirement benefit obligation	6,257	(4,833)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Post-retirement benefit expenses	$1,231	$1,829	$2,814

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$28,483	$34,717
Service cost	983	1,312
Interest cost	980	999
Amendments	(582)	-
Actuarial (gain)/loss	-	(7,985)
Benefits paid	(488)	(561)
Benefit obligation at end of year	29,376	28,483

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	488	561
Benefits paid	(488)	(561)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(29,376)	$(28,483)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Other liabilities (due within one year)	$(611)	$(608)
Other liabilities (due beyond one year)	(28,764)	(27,875)
Net amount recognized in the consolidated balance sheets	$(29,376)	$(28,483)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Accumulated income (loss)	$188	$(238)
Accumulated prior service credit (cost)	2,904	3,480
Accumulated other comprehensive income (loss)	$3,092	$3,242

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Other comprehensive income (loss) at December 31, prior year	$3,242	$(4,260)
Net gain (loss) arising during period	582	7,985
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(155)	94
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$3,092	$3,242

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service cost	$983	$1,312	$1,570
Interest cost	980	999	1,184
Prior service credit recognition	(577)	(577)	(131)
Net gain recognition	(155)	94	192
Net periodic cost	$1,231	$1,829	$2,814

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	150	(7,502)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$1,381	$(5,673)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $0 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2019, 2018 and 2017 were4.27%, 3.62% and 4.16%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2019, 2018 and 2017 were 3.28%, 4.27% and 3.62%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2019	$611
2020	673
2021	768
2022	851
2023	896
Next 5 years	6,377

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $3,197,418 thousand and $3,068,534 thousand at December 31, 2019 and 2018, respectively. The statutory net income of Bermuda Re was $503,610 thousand, $873,111 thousand and $582,128 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2019, Everest Re has $373,914 thousand available for payment of dividends in 2020 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $3,739,140 thousand and $3,650,594 thousand at December 31, 2019 and 2018, respectively. The statutory net income of Everest Re was $363,034 thousand for the year ended December 31, 2019, and statutory net loss of Everest Re was $1,317,991 thousand and $391,419 thousand for the years ended December 31, 2018 and 2017, respectively.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (1)
	At December 31,		At December 31,
(Dollars in thousands)	2019(1)	2018	2019	2018
Regulatory targeted capital	$-	$1,753,156	$2,001,226	$2,172,958
Actual capital	$3,197,418	$3,068,534	$3,739,140	$3,650,594

(a) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(b) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(c) The 2019 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2019 actual capital will exceed the targeted capital level.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,703	$142,754
Unaffiliated life insurance company	35,082	34,717

16. SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company. At December 31, 2019, there were 2,303,555 remaining shares available to be granted under the 2010 Employee Plan. The 2010 Employee Plan replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan. Through December 31, 2019, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2019, there were 34,957 remaining shares available to be granted under the 2009 Director Plan. The 2009 Director Plan replaced a 1995 Director Plan, which expired. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2019 there were 324,913 remaining shares available to be granted under the 2003 Director Plan.

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

For share options, restricted shares and performance share units granted under the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $34,018 thousand, $32,369 thousand and $30,297 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $8,384 thousand, $7,401 thousand and $14,824 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. In accordance with ASU 2016-09, the income tax effect resulting from the change in the value of share based compensation awards between grant date and settlement date has been recorded as part of the income tax benefit in the consolidation statements of operations and comprehensive income (loss) effective January 1, 2017. Prior to that date, the income tax impact of the change in value of share based compensation awards between grant date and settlement date was recorded within additional paid in capital in the Consolidated Balance Sheets.

For the year ended December 31, 2019, a total of 232,601 restricted shares were granted on February 27, 2019, May 15, 2019, May 23, 2019, September 18, 2019, and November 19, 2019, with a fair value of $223.45, $247.93, $249.83, $260.555 and $266.2325 per share, respectively. Additionally, 16,855 performance share units were awarded on February 27, 2019, with a fair value of $223.45 per unit. No share options were granted during the year ended December 31, 2019. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $484 thousand, $403 thousand and $626 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2019, 2018 and 2017, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2019	279,164	$83.84
Granted	–	-
Exercised	108,460	78.58
Forfeited/Cancelled/Expired	–	-
Outstanding at December 31, 2019	170,704	87.18	1.4	$32,376
		.
Exercisable at December 31, 2019	170,704	87.18	1.4	$32,376

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2018	360,364	$84.10
Granted	-	-
Exercised	81,200	84.99
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2018	279,164	83.84	1.9	$37,386

Exercisable at December 31, 2018	279,164	83.84	1.9	$37,386

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2017	454,994	$84.88
Granted	-	-
Exercised	94,630	87.84
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2017	360,364	84.10	2.7	$49,428

Exercisable at December 31, 2017	360,364	84.10	2.7	$49,428

There were no share options granted in 2019, 2018 and 2017. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2019, 2018 and 2017 was $16,297 thousand, $11,737 thousand and $14,130 thousand, respectively. The cash received from the exercised share options for the year ended December 31, 2019 was $8,523 thousand. The tax benefit realized from the options exercised for the year ended December 31, 2019 was $3,198 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2019
	Options Outstanding			Opotions Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/19	Life	Price	at 12/31/19	Price
$84.6300 - $85.6300	31,100	0.2	$84.63	31,100	$84.63
$85.6400 - $87.4700	59,900	1.2	86.62	59,900	86.62
$87.4800 - $89.4100	73,750	2.1	88.32	73,750	88.32
$89.4200 - $110.1300	5,954	1.5	91.99	5,954	91.99
	170,704	1.4	87.18	170,704	87.18

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	414,407	$217.15	421,261	$194.01	435,338	$164.21
Granted	232,601	-	173,065	240.59	160,185	234.01
Vested	138,322	-	141,982	178.31	152,397	151.80
Forfeited	13,549	-	37,937	212.48	21,865	187.82
Outstanding at December 31,	495,137	-	414,407	217.15	421,261	194.01

As of December 31, 2019, there was $79,780 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017, was $28,135 thousand, $25,317 thousand and $23,134 thousand, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2019 was $5,774 thousand.

In addition to the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 459 common shares in 2019, 480 common shares in 2018 and 404 common shares in 2017 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of approximately $107 thousand, $113 thousand and $94 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 2,525,422 restricted common shares, of which 331,938 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 167,618 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 71,437, 65,974 and 60,453 common shares at a cost of $14,181 thousand, $14,202 thousand and $14,240 thousand in 2019, 2018 and 2017, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company’s non-vested performance share unit awards and changes for the period indicated:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	32,382	$-	33,454	$-	21,223	$-
Granted	16,855	223.45	13,325	242.39	11,245	234.03
Increase/(Decrease) on vesting units due to performance	(3,455)	-	(267)	-	986	-
Vested	10,922	223.45	12,435	242.39	-	-
Forfeited	-	-	1,695	-	-	-
Outstanding at December 31,	34,850	-	32,382	-	33,454	-

The Company acquired 5,008 and 5,214 common shares at a cost of $1,119 thousand and $1,264 thousand in 2019 and 2018, respectively, from employees who chose to pay required withholding taxes on performance shares units settlements by withholding shares.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$2,962,416	$3,014,338	$2,592,972
Net written premiums	2,513,579	2,642,182	2,245,422

Premiums earned	$2,471,447	$2,528,991	$2,181,160
Incurred losses and LAE	1,514,151	2,784,181	1,632,795
Commission and brokerage	703,803	568,374	462,487
Other underwriting expenses	68,796	60,266	55,881
Underwriting gain (loss)	$184,697	$(883,830)	$29,997

International	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$1,648,598	$1,543,946	$1,316,701
Net written premiums	1,551,753	1,458,745	1,229,597

Premiums earned	$1,475,669	$1,439,882	$1,202,043
Incurred losses and LAE	1,193,816	992,704	1,059,640
Commission and brokerage	342,400	364,010	287,688
Other underwriting expenses	41,690	39,042	38,844
Underwriting gain (loss)	$(102,237)	$44,126	$(184,129)

Bermuda	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$1,744,875	$1,666,317	$1,205,001
Net written premiums	1,666,940	1,605,526	1,139,082

Premiums earned	$1,544,180	$1,324,198	$1,093,250
Incurred losses and LAE	967,211	808,717	735,292
Commission and brokerage	354,044	319,197	303,707
Other underwriting expenses	50,348	43,566	38,011
Underwriting gain (loss)	$172,577	$152,718	$16,240

Insurance	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$2,777,475	$2,250,552	$2,059,248
Net written premiums	2,092,152	1,707,975	1,630,560

Premiums earned	$1,912,390	$1,638,628	$1,461,387
Incurred losses and LAE	1,247,720	1,065,801	1,094,854
Commission and brokerage	303,479	267,449	250,081
Other underwriting expenses	280,065	228,667	186,081
Underwriting gain (loss)	$81,126	$76,711	$(69,629)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Underwriting gain (loss)	$336,163	$(610,275)	$(207,521)
Net investment income	647,139	581,183	542,898
Net realized capital gains (losses)	185,004	(127,136)	153,194
Net derivative gain (loss)	6,374	520	9,581
Corporate expenses	(32,966)	(30,672)	(25,923)
Interest, fee and bond issue cost amortization expense	(31,693)	(31,031)	(31,603)
Other income (expense)	(11,034)	(24,771)	(21,215)
Income (loss) before taxes	$1,098,987	$(242,182)	$419,411

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

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
United Kingdom gross written premium	$964,358	$914,612	$730,826

Approximately 23.1%, 19.7% and 20.4% of the Company’s gross written premiums in 2019, 2018 and 2017, respectively, were sourced through the Company’s largest intermediary.

18. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In late 2019 and early 2020, wildfires, flooding and hailstorms have been impacting Australia. In addition, the Coronavirus outbreak is currently affecting many countries around the world. Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from these events will adversely impact first quarter 2020 financial statements.

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2019
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$2,127,108	$2,166,655	$2,403,274	$2,436,327
Net written premiums	1,851,698	1,783,983	2,068,557	2,120,186

Premiums earned	1,732,697	1,817,299	1,905,619	1,948,071
Net investment income	140,976	179,028	181,058	146,077
Net realized capital gains (losses)	92,232	30,272	(12,943)	75,443
Total claims and underwriting expenses	1,537,009	1,620,413	1,933,158	1,976,943
Net income (loss)	354,551	332,868	104,398	217,644

Earnings per common share attributable to Everest Re Group:
Basic	$8.70	$8.17	$2.56	$5.34
Diluted	$8.67	$8.15	$2.56	$5.32

	2018
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,931,607	$2,066,521	$2,198,664	$2,278,361
Net written premiums	1,672,206	1,746,378	1,938,773	2,057,071

Premiums earned	1,619,427	1,729,818	1,731,479	1,850,975
Net investment income	138,294	141,322	161,363	140,204
Net realized capital gains (losses)	(24,901)	15,776	54,804	(172,815)
Total claims and underwriting expenses	1,511,100	1,817,815	1,731,201	2,481,858
Net income (loss)	215,186	60,787	198,381	(385,313)

Earnings per common share attributable to Everest Re Group:
Basic	$5.26	$1.49	$4.87	$(9.58)
Diluted	$5.23	$1.48	$4.84	$(9.58)

20. REVISIONS TO FINANCIAL STATEMENTS

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

CONSOLIDATED BALANCE SHEETS	December 31, 2018			December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Premiums Receivable	$2,218,283	$(35,100)	$2,183,183	$1,844,881	$(25,106)	$1,819,775
Funds held by reinsureds	445,040	(10,009)	435,031	292,927	(4,292)	288,635
Income taxes	592,385	2,102	594,487	299,438	902	300,340
TOTAL ASSETS	$24,793,999	$(43,007)	$24,750,992	$23,591,792	$(28,496)	$23,563,296

SHAREHOLDERS' EQUITY:
Retained earnings	9,574,440	(43,007)	9,531,433	9,685,908	(28,496)	9,657,412
Total shareholders' equity	7,903,804	(43,007)	7,860,797	8,369,232	(28,496)	8,340,736
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,793,999	$(43,007)	$24,750,992	$23,591,792	$(28,496)	$23,563,296

CONSOLIDATED BALANCE SHEETS	June 30, 2019			March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Premiums Receivable	$2,389,943	$(38,836)	$2,351,107	$2,392,094	$(29,831)	$2,362,263
Funds held by reinsureds	498,043	(10,768)	487,275	432,736	(9,525)	423,211
Income taxes	358,457	2,261	360,718	475,851	2,000	477,851
TOTAL ASSETS	$26,387,791	$(47,343)	$26,340,448	$25,630,507	$(37,356)	$25,593,151

SHAREHOLDERS' EQUITY:
Retained earnings	10,152,059	(47,343)	10,104,716	9,866,203	(37,356)	9,828,847
Total stockholder's equity	8,884,160	(47,343)	8,836,817	8,426,629	(37,356)	8,389,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,387,791	$(47,343)	$26,340,448	$25,630,507	$(37,356)	$25,593,151

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Year Ended December 31, 2018			Year Ended December 31, 2017
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(9,060)	$(15,711)	$(24,771)	$(35,442)	$14,227	$(21,215)
Total revenues	$7,377,206	$(15,711)	$7,361,495	$6,608,071	$14,227	$6,622,298

INCOME (LOSS) BEFORE TAXES	$(226,471)	$(15,711)	$(242,182)	$405,184	$14,227	$419,411
Income tax expense (benefit)	(330,023)	(1,200)	(331,223)	(63,784)	444	(63,340)

NET INCOME (LOSS)	$103,552	$(14,511)	$89,041	$468,968	$13,783	$482,751

COMPREHENSIVE INCOME (LOSS)	$(196,913)	$(14,511)	$(211,424)	$526,091	$13,783	$539,874

EARNINGS PER COMMON SHARE:
Basic	$2.54	$(0.36)	$2.18	$11.43	$0.34	$11.77
Diluted	$2.53	$(0.36)	$2.17	$11.36	$0.34	$11.70

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(7,977)	$(10,248)	$(18,225)	$(17,030)	$(4,495)	$(21,525)
Total revenues	$2,018,975	$(10,248)	$2,008,727	$3,979,058	$(4,495)	$3,974,563

INCOME (LOSS) BEFORE TAXES	$382,593	$(10,248)	$372,345	$791,384	$(4,495)	$786,889
Income tax expense (benefit)	39,738	(261)	39,477	99,629	(159)	99,470

NET INCOME (LOSS)	$342,855	$(9,987)	$332,868	$691,755	$(4,336)	$687,419

COMPREHENSIVE INCOME (LOSS)	$514,064	$(9,987)	$504,077	$1,109,410	$(4,336)	$1,105,074

EARNINGS PER COMMON SHARE:
Basic	$8.42	$(0.25)	$8.17	$16.98	$(0.10)	$16.88
Diluted	$8.39	$(0.24)	$8.15	$16.93	$(0.11)	$16.82

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2,019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(9,053)	$5,753	$(3,300)
Total revenues	$1,960,083	$5,753	$1,965,836

INCOME (LOSS) BEFORE TAXES	$408,791	$5,753	$414,544
Income tax expense (benefit)	59,891	102	59,993

NET INCOME (LOSS)	$348,900	$5,651	$354,551

COMPREHENSIVE INCOME (LOSS)	$595,346	$5,651	$600,997

EARNINGS PER COMMON SHARE:
Basic	$8.57	$0.13	$8.70
Diluted	$8.54	$0.13	$8.67

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(5,458)	$(7,950)	$(13,408)	$9,642	$(12,590)	$(2,948)
Total revenues	$1,944,413	$(7,950)	$1,936,463	$5,582,509	$(12,590)	$5,569,919

INCOME (LOSS) BEFORE TAXES	$197,421	$(7,950)	$189,471	$475,827	$(12,590)	$463,237
Income tax expense (benefit)	(8,192)	(718)	(8,910)	(9,999)	(1,118)	(11,117)

NET INCOME (LOSS)	$205,613	$(7,232)	$198,381	$485,826	$(11,472)	$474,354

COMPREHENSIVE INCOME (LOSS)	$180,634	$(7,232)	$173,402	$177,601	$(11,472)	$166,129

EARNINGS PER COMMON SHARE:
Basic	$5.04	$(0.17)	$4.87	$11.89	$(0.28)	$11.61
Diluted	$5.02	$(0.18)	$4.84	$11.83	$(0.28)	$11.55

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$3,036	$(9,609)	$(6,573)	$15,100	$(4,640)	$10,460
Total revenues	$1,892,939	$(9,609)	$1,883,330	$3,638,096	$(4,640)	$3,633,456

INCOME (LOSS) BEFORE TAXES	$60,763	$(9,609)	$51,154	$278,406	$(4,640)	$273,766
Income tax expense (benefit)	(9,132)	(501)	(9,633)	(1,807)	(400)	(2,207)

NET INCOME (LOSS)	$69,895	$(9,108)	$60,787	$280,213	$(4,240)	$275,973

COMPREHENSIVE INCOME (LOSS)	$(33,469)	$(9,108)	$(42,577)	$(3,033)	$(4,240)	$(7,273)

EARNINGS PER COMMON SHARE:
Basic	$1.71	$(0.22)	$1.49	$6.85	$(0.10)	$6.75
Diluted	$1.70	$(0.22)	$1.48	$6.81	$(0.10)	$6.71

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2018
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$12,064	$4,969	$17,033
Total revenues	$1,745,157	$4,969	$1,750,126

INCOME (LOSS) BEFORE TAXES	$217,643	$4,969	$222,612
Income tax expense (benefit)	7,325	101	7,426

NET INCOME (LOSS)	$210,318	$4,868	$215,186

COMPREHENSIVE INCOME (LOSS)	$30,436	$4,868	$35,304

EARNINGS PER COMMON SHARE:
Basic	$5.14	$0.12	$5.26
Diluted	$5.11	$0.12	$5.23

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2018			Year Ended December 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,685,908	$(28,496)	$9,657,412	$9,422,932	$(42,279)	$9,380,653
Net income (loss)	103,552	(14,511)	89,041	468,968	13,783	482,751
Balance, end of period	9,574,440	(43,007)	9,531,433	9,685,908	(28,496)	9,657,412
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,903,804	$(43,007)	$7,860,797	$8,369,232	$(28,496)	$8,340,736

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$9,574,440	$(43,007)	$9,531,433	$9,574,440	$(43,007)	$9,531,433
Net income (loss)	348,900	5,651	354,551	348,900	5,651	354,551
Balance, March 31	9,866,203	(37,356)	9,828,847	9,866,203	(37,356)	9,828,847
Net income (loss)	342,855	(9,987)	332,868
Balance, June 30,	10,152,059	(47,343)	10,104,716
TOTAL STOCKHOLDER'S EQUITY, June 30	$8,884,160	$(47,343)	$8,836,817	$8,426,629	$(37,356)	$8,389,273

CONSOLIDATED STATEMENTS OF	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,860,842	$(32,736)	$9,828,106	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	205,613	(7,232)	198,381	485,826	(11,472)	474,354
Balance, end of period	10,013,592	(39,968)	9,973,624	10,013,592	(39,968)	9,973,624
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,329,013	$(39,968)	$8,289,045	$8,329,013	$(39,968)	$8,289,045

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,844,187	$(23,628)	$9,820,559	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	69,895	(9,108)	60,787	280,213	(4,240)	275,973
Balance, end of period	9,860,842	(32,736)	9,828,106	9,860,842	(32,736)	9,828,106
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,241,349	$(32,736)	$8,208,613	$8,241,349	$(32,736)	$8,208,613

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$9,685,908	$(28,496)	$9,657,412
Net income (loss)	210,318	4,868	215,186
Balance, end of period	9,844,187	(23,628)	9,820,559
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,344,180	$(23,628)	$8,320,552

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,552	$(14,511)	$89,041	$468,968	$13,783	$482,751
Decrease (increase) in premiums receivable	(392,981)	9,994	(382,987)	(338,335)	(12,111)	(350,446)
Decrease (increase) in funds held by reinsureds, net	(159,344)	5,717	(153,627)	(31,104)	(2,116)	(33,220)
Decrease (increase) in income taxes	(263,865)	(1,200)	(265,065)	(114,521)	444	(114,077)

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$691,755	$(4,336)	$687,419	$348,900	$5,651	$354,551
Decrease (increase) in premiums receivable	(178,319)	3,736	(174,583)	(163,108)	(5,269)	(168,377)
Decrease (increase) in funds held by reinsureds, net	(56,180)	759	(55,421)	9,837	(484)	9,353
Decrease (increase) in income taxes	180,285	(159)	180,126	91,754	102	91,856

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2018			Six Months Ended June 30, 2018
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$485,826	$(11,472)	$474,354	$280,213	$(4,240)	$275,973
Decrease (increase) in premiums receivable	(264,556)	7,265	(257,291)	(126,355)	2,733	(123,622)
Decrease (increase) in funds held by reinsureds, net	(78,514)	5,325	(73,189)	(77,794)	1,907	(75,887)
Decrease (increase) in income taxes	59,034	(1,118)	57,916	43,516	(400)	43,116

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2018
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,318	$4,868	$215,186
Decrease (increase) in premiums receivable	(56,826)	(4,489)	(61,315)
Decrease (increase) in funds held by reinsureds, net	95,416	(480)	94,936
Decrease (increase) in income taxes	55,905	101	56,006

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2019

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$1,489,660	$1,515,803	$1,515,803
State, municipalities and political subdivisions	507,353	536,915	536,915
Foreign government securities	1,492,315	1,505,950	1,505,950
Foreign corporate securities	2,870,737	2,945,156	2,945,156
Public utilities	322,525	332,818	332,818
All other corporate bonds	6,789,362	6,931,485	6,931,485
Mortgage - backed securities:
Commercial	814,570	844,557	844,557
Agency residential	2,173,099	2,198,581	2,198,581
Non-agency residential	5,723	5,703	5,703
Redeemable preferred stock	8,147	7,976	7,976
Total fixed maturities-available for sale	16,473,491	16,824,944	16,824,944
Fixed maturities - available for sale at fair value (1)	3,966	5,826	5,826
Equity securities - at fair value (1)	814,548	931,457	931,457
Short-term investments	414,639	414,706	414,706
Other invested assets	1,763,531	1,763,531	1,763,531
Cash	808,036	808,036	808,036

Total investments and cash	$20,278,211	$20,748,500	$20,748,500

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2019	2018

ASSETS:
Fixed maturities - available for sale, at market value	$201,666	$76,170
(amortized cost: 2019, $201,581; 2018, $76,274)
Other invested assets (cost: 2019, $41,700; 2018, $91)	41,700	91
Cash	3,471	198
Investment in subsidiaries, at equity in the underlying net assets	9,134,038	7,733,933
Accrued investment income	652	277
Receivable from subsidiaries	9,361	6,726
Other assets	44,646	44,737
TOTAL ASSETS	$9,435,534	$7,862,132

LIABILITIES:
Long term note payable, affiliated due 12/1/2028	$300,000	$-
Due to subsidiaries	1,491	1,065
Other liabilities	1,118	270
Total liabilities	302,609	1,335

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01 ; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01 ; 200,000 shares authorized
(2019) 69,464and (2018) 69,202 issued outstanding before treasury shares	694	692
Additional paid-in capital	2,219,660	2,188,777
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $30,996 at 2019 and $(20,697) at 2018	28,152	(462,557)
Treasury shares, at cost; 28,665 shares (2019) and 28,551 shares (2018)	(3,422,152)	(3,397,548)
Retained earnings	10,306,571	9,531,433
Total shareholders' equity	9,132,925	7,860,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,435,534	$7,862,132

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
(Dollars in thousands)
REVENUES:
Net investment income	$3,484	$3,790	$1,344
Net realized capital gains (losses)	(66)	(57)	80
Other income (expense)	458	(5,299)	(6,872)
Net income (loss) of subsidiaries	1,026,233	112,859	509,279
Total revenues	1,030,109	111,293	503,831

EXPENSES:
Interest expense - affiliated	2,087	4,085	4,300
Other expenses	18,561	18,167	16,780
Total expenses	20,648	22,252	21,080

INCOME (LOSS) BEFORE TAXES	1,009,461	89,041	482,751

NET INCOME (LOSS)	$1,009,461	$89,041	$482,751

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	496,430	(255,656)	(64,348)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(12,613)	27,496	(6,950)
Total URA(D) on securities arising during the period	483,817	(228,160)	(71,298)

Foreign currency translation adjustments	14,030	(76,816)	121,917

Benefit plan actuarial net gain (loss) for the period	(12,591)	(510)	1,027
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,453	5,021	5,477
Total benefit plan net gain (loss) for the period	(7,138)	4,511	6,504
Total other comprehensive income (loss), net of tax	490,709	(300,465)	57,123

COMPREHENSIVE INCOME (LOSS)	$1,500,170	$(211,424)	$539,874

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,009,461	$89,041	$482,751
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,026,233)	(112,859)	(509,279)
Dividends received from Bermuda Re	600,000	750,000	400,000
Dividends received from Everest International	-	200,000	-
Dividends received from Mt. Logan Re	-	-	25,000
Change in other assets and liabilities, net	564	4,824	6,107
Increase (decrease) in due to/from affiliates	(2,209)	683	(6,470)
Amortization of bond premium (accrual of bond discount)	(9)	(577)	12
Realized capital losses (gains)	66	57	(80)
Non-cash compensation expense	2,796	2,740	3,448
Net cash provided by (used in) operating activities	584,436	933,909	401,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(478,125)	(542,965)	(109,815)
Proceeds from fixed maturities matured/called - available for sale, at market value	63	93	696
Proceeds from fixed maturities sold - available for sale, at market value	74,841	24,856	90,154
Distribution from other invested assets	644,918	1,026,297	546,414
Cost of fixed maturities acquired - available for sale, at market value	(200,267)	-	(189,308)
Cost of other invested assets acquired	(686,528)	(923,828)	(503,937)
Net change in short-term investments	-	-	-
Net cash provided by (used in) investing activities	(645,098)	(415,547)	(165,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	22,861	20,086	22,790
Purchase of treasury shares	(24,604)	(75,304)	(50,000)
Dividends paid to shareholders	(234,322)	(216,221)	(207,242)
Proceeds from issuance (cost of repayment) of long term note - affiliated	300,000	(250,000)	-
Net cash provided by (used in) financing activities	63,935	(521,439)	(234,452)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	3,273	(3,077)	1,241
Cash, beginning of period	198	3,275	2,034
Cash, end of period	$3,471	$198	$3,275

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES to conDENSED financial information

1.) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.) Everest Re Group, Ltd. entered into a $300,000 thousand long term note agreement with Everest Reinsurance Company, an affiliated company, as of December 17, 2019. The note will pay interest annually at a rate of 1.69 % and is scheduled to mature in December, 2028. As of December 31, 2019, this transaction was presented as a Long Term Note Payable – Affiliated in the Consolidated Balance sheets of Everest Re Group, Ltd.

3.) Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. (“Mt. Logan Re”), an affiliated entity. On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $46,390 thousand and $45,625 thousand as of December 31, 2019 and 2018, respectively, have been recorded within Other Assets. On the Condensed Statements of Operations, income of $765 thousand, expense of $,4695 thousand and expense of $6,352 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and the Year Ended December 31, 2019
Domestic	$358,108	$7,823,095	$2,014,712	$4,383,837	$320,923	$2,761,871	$1,007,282	$348,861	$4,605,731
International	66,183	2,655,458	344,222	1,475,669	37,297	1,193,816	342,400	41,690	1,551,753
Bermuda	157,572	3,132,760	697,801	1,544,180	288,919	967,211	354,044	50,348	1,666,940
Total	$581,863	$13,611,313	$3,056,735	$7,403,686	$647,139	$4,922,898	$1,703,726	$440,899	$7,824,424

As of and the Year Ended December 31, 2018
Domestic	$334,818	$8,154,003	$1,695,208	$4,167,619	$287,002	$3,849,982	$835,823	$288,933	$4,350,157
International	54,253	2,209,202	261,611	1,439,882	34,965	992,704	364,010	39,042	1,458,745
Bermuda	122,502	2,755,885	560,793	1,324,198	259,216	808,717	319,197	43,566	1,605,526
Total	$511,573	$13,119,090	$2,517,612	$6,931,699	$581,183	$5,651,403	$1,519,030	$371,541	$7,414,428

As of and the Year Ended December 31, 2017
Domestic	$289,636	7,254,043	$1,460,291	$3,642,547	$259,621	$2,727,649	$712,568	$241,962	$3,875,982
International	53,186	2,175,500	253,626	1,202,043	32,407	1,059,640	287,688	38,844	1,229,597
Bermuda	68,765	2,454,778	286,639	1,093,250	250,870	735,292	303,707	38,011	1,139,082
Total	$411,587	$11,884,321	$2,000,556	$5,937,840	$542,898	$4,522,581	$1,303,963	$318,817	$6,244,661

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2019
Total property and liability insurance premiums
earned	$2,556,386	$1,207,198	$6,054,498	$7,403,686	$81.8%

December 31, 2018
Total property and liability insurance premiums
earned	$2,129,320	$1,004,953	$5,807,332	$6,931,699	$83.8%

December 31, 2017
Total property and liability insurance premiums
earned	$1,825,705	$833,387	$4,945,522	$5,937,840	$83.3%