Form 10-Q
period 2020-03-31
EVEREST RE GROUP LTD
filed 2020-05-11
CIK 1095073

57

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At May 1, 2020
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,987,014

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2020	2019
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$16,545,895	$16,824,944
(amortized cost: 2020, $16,493,187; 2019, $16,473,491, credit allowances: 2020, $21,774; 2019, $0)
Fixed maturities - available for sale, at fair value	4,703	5,826
Equity securities, at fair value	722,851	931,457
Short-term investments (cost: 2020, $441,707; 2019, $414,639)	441,722	414,706
Other invested assets (cost: 2020, $1,803,785; 2019, $1,763,531)	1,803,785	1,763,531
Cash	817,626	808,036
Total investments and cash	20,336,582	20,748,500
Accrued investment income	117,791	116,804
Premiums receivable	2,340,392	2,259,088
Reinsurance receivables	1,808,601	1,763,471
Funds held by reinsureds	515,076	489,901
Deferred acquisition costs	603,735	581,863
Prepaid reinsurance premiums	438,308	445,716
Income taxes	406,413	305,711
Other assets	655,740	612,997
TOTAL ASSETS	$27,222,638	$27,324,051

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,820,504	$13,611,313
Future policy benefit reserve	41,677	42,592
Unearned premium reserve	3,176,292	3,056,735
Funds held under reinsurance treaties	9,163	10,668
Other net payable to reinsurers	369,385	291,660
Losses in course of payment	50,510	51,950
Senior notes due 06/01/2044	397,104	397,074
Long term notes due 05/01/2067	235,083	236,758
Revolving credit borrowings	50,000	-
Accrued interest on debt and borrowings	7,589	2,878
Equity index put option liability	20,958	5,584
Unsettled securities payable	77,042	30,650
Other liabilities	386,387	453,264
Total liabilities	18,641,694	18,191,126

Commitments and contingencies (Note 9)	-	-

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2020) 69,624
and (2019) 69,464 outstanding before treasury shares	696	694
Additional paid-in capital	2,216,479	2,219,660
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $(5,682) at 2020 and $30,996 at 2019	(269,751)	28,152
Treasury shares, at cost; 29,636 shares (2020) and 28,665 shares (2019)	(3,622,172)	(3,422,152)
Retained earnings	10,255,692	10,306,571
Total shareholders' equity	8,580,944	9,132,925
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,222,638	$27,324,051

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2020	2019
	(unaudited)
REVENUES:
Premiums earned	$2,036,814	$1,732,697
Net investment income	147,800	140,976
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(21,774)	-
Other-than-temporary impairments on fixed maturity securities	-	(2,933)
Other net realized capital gains (losses)	(188,814)	95,165
Total net realized capital gains (losses)	(210,588)	92,232
Net derivative gain (loss)	(15,373)	3,231
Other income (expense)	23,363	(3,300)
Total revenues	1,982,016	1,965,836

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,430,840	1,048,550
Commission, brokerage, taxes and fees	448,522	389,474
Other underwriting expenses	128,860	98,985
Corporate expenses	9,833	6,652
Interest, fees and bond issue cost amortization expense	7,583	7,631
Total claims and expenses	2,025,638	1,551,292

INCOME (LOSS) BEFORE TAXES	(43,622)	414,544
Income tax expense (benefit)	(60,234)	59,993

NET INCOME (LOSS)	$16,612	$354,551

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(279,398)	233,065
Reclassification adjustment for realized losses (gains) included in net income (loss)	31,399	(1,822)
Total URA(D) on securities arising during the period	(247,999)	231,243

Foreign currency translation adjustments	(50,824)	14,052

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	920	1,151
Total benefit plan net gain (loss) for the period	920	1,151
Total other comprehensive income (loss), net of tax	(297,903)	246,446

COMPREHENSIVE INCOME (LOSS)	$(281,291)	$600,997

EARNINGS PER COMMON SHARE:
Basic	$0.41	$8.70
Diluted	0.41	8.67

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2020	2019
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	40,798,963	40,651,148
Issued during the period, net	159,423	194,584
Treasury shares acquired	(970,892)	(75,193)
Balance, March 31	39,987,494	40,770,539

COMMON SHARES (par value):
Balance, January 1	$694	$692
Issued during the period, net	2	2
Balance, March 31	696	694

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,219,660	2,188,777
Share-based compensation plans	(3,181)	767
Balance, March 31	2,216,479	2,189,544

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	28,152	(462,557)
Net increase (decrease) during the period	(297,903)	246,446
Balance, March 31	(269,751)	(216,111)

RETAINED EARNINGS:
Balance, January 1	10,306,571	9,531,433
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	(4,214)	-
Net income (loss)	16,612	354,551
Dividends declared ($1.55 per share in 2020 and $1.40 per share in 2019)	(63,277)	(57,137)
Balance, March 31	10,255,692	9,828,847

TREASURY SHARES AT COST:
Balance, January 1	(3,422,152)	(3,397,548)
Purchase of treasury shares	(200,020)	(16,153)
Balance, March 31	(3,622,172)	(3,413,701)

TOTAL SHAREHOLDERS' EQUITY, March 31	$8,580,944	$8,389,273

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,612	$354,551
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(119,548)	(168,377)
Decrease (increase) in funds held by reinsureds, net	(28,973)	9,353
Decrease (increase) in reinsurance receivables	(130,593)	34,556
Decrease (increase) in income taxes	(65,114)	91,856
Decrease (increase) in prepaid reinsurance premiums	(10,572)	(11,677)
Increase (decrease) in reserve for losses and loss adjustment expenses	406,257	58,073
Increase (decrease) in future policy benefit reserve	(915)	103
Increase (decrease) in unearned premiums	158,744	135,157
Increase (decrease) in other net payable to reinsurers	95,555	63,326
Increase (decrease) in losses in course of payment	(1,422)	(66,714)
Change in equity adjustments in limited partnerships	(8,512)	(8,079)
Distribution of limited partnership income	11,108	14,799
Change in other assets and liabilities, net	(45,259)	30,152
Non-cash compensation expense	9,393	9,056
Amortization of bond premium (accrual of bond discount)	8,640	5,899
Net realized capital (gains) losses	210,588	(92,232)
Net cash provided by (used in) operating activities	505,989	459,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	656,070	460,537
Proceeds from fixed maturities sold - available for sale, at market value	501,953	1,798,226
Proceeds from equity securities sold, at fair value	112,841	69,500
Distributions from other invested assets	104,085	54,692
Cost of fixed maturities acquired - available for sale, at market value	(1,359,281)	(2,249,663)
Cost of equity securities acquired, at fair value	(76,513)	(146,435)
Cost of other invested assets acquired	(152,269)	(115,028)
Net change in short-term investments	(27,882)	(354,388)
Net change in unsettled securities transactions	(17,185)	49,809
Net cash provided by (used in) investing activities	(258,181)	(432,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(12,573)	(8,288)
Purchase of treasury shares	(200,020)	(16,153)
Dividends paid to shareholders	(63,277)	(57,137)
Proceeds from revolving credit borrowings	50,000	-
Cost of debt repurchase	(1,198)	-
Cost of shares withheld on settlements of share-based compensation awards	(13,982)	(11,443)
Net cash provided by (used in) financing activities	(241,050)	(93,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,832	(6,152)

Net increase (decrease) in cash	9,590	(72,121)
Cash, beginning of period	808,036	656,095
Cash, end of period	817,626	583,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,920	$(90,846)
Interest paid	2,817	3,154

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 included in the Company’s most recent Form 10-K filing.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate actual results could differ, possibly materially, from those estimates. This is particularly true given the fluid and continuing nature of the COVID-19 pandemic. This is an ongoing event and so is the Company’s evaluation and analysis. While the Company’s analysis considers all aspects of its operations, it does not take into account legal, regulatory or legislative intervention that could retroactively mandate or expand coverage provisions. Given the uncertainties in the current public health and economic environment, there could be an adverse impact on results for the Property & Casualty industry and the Company for the remainder of the year. The impact is dependent on the shape and length of the economic recovery.

With recent changes in executive management and organizational structure, the Company manages its reinsurance and insurance operations as autonomous units and key strategic decisions are based on the aggregate operating results and projections for these segments of business. Accordingly, effective January 1, 2020, the Company revised it reporting segments to Reinsurance Operations and Insurance Operations. This replaces the previous reported segments of U.S. Reinsurance, International (reinsurance), Bermuda (reinsurance) and Insurance. The prior year presented segment information has been reformatted to reflect this change.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2020 presentation.

Application of Recently Issued Accounting Standard Changes.

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

Accounting for Cloud Computing Arrangement. In August 2018, FASB issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract. This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company adopted the guidance as of January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial statements.

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

Amortization of Bond Premium. In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities. The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019. The adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020. The adoption resulted in a cumulative reduction of $4,214 thousand in retained earnings, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

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

3. REVISIONS TO FINANCIAL STATEMENTS

In preparing third quarter 2019 financial statements, the Company identified errors in the handling of foreign exchange related to premium funds held from reinsureds. Although management determined that the impact of the foreign exchange differences were not material to prior period financial statements, the impact of recording the cumulative difference would have significantly impacted results within the third quarter 2019. As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to correct the foreign exchange adjustments.

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

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(9,053)	$5,753	$(3,300)
Total revenues	$1,960,083	$5,753	$1,965,836

INCOME (LOSS) BEFORE TAXES	$408,791	$5,753	$414,544
Income tax expense (benefit)	59,891	102	59,993

NET INCOME (LOSS)	$348,900	$5,651	$354,551

COMPREHENSIVE INCOME (LOSS)	$595,346	$5,651	$600,997

EARNINGS PER COMMON SHARE:
Basic	$8.57	$0.13	$8.70
Diluted	$8.54	$0.13	$8.67

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$9,574,440	$(43,007)	$9,531,433
Net income (loss)	348,900	5,651	354,551
Balance, March 31	9,866,203	(37,356)	9,828,847

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2019
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$348,900	$5,651	$354,551
Decrease (increase) in premiums receivable	(163,108)	(5,269)	(168,377)
Decrease (increase) in funds held by reinsureds, net	9,837	(484)	9,353
Decrease (increase) in income taxes	91,754	102	91,856

4. INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which provides guidance on the accounting for fixed maturity securities. The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit risk issues. The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of March 31, 2020 in accordance with ASU 2016-13 guidance. The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance.

	At March 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,346,812	$-	$86,893	$(894)	$1,432,811
Obligations of U.S. states and political subdivisions	508,158	-	21,737	(4,993)	524,902
Corporate securities	6,422,137	(17,305)	145,334	(202,844)	6,347,322
Asset-backed securities	981,323	-	1,987	(79,157)	904,153
Mortgage-backed securities
Commercial	816,098	-	29,302	(5,301)	840,099
Agency residential	2,156,914	-	67,111	(2,854)	2,221,171
Non-agency residential	4,153	-	-	(156)	3,997
Foreign government securities	1,471,398	(519)	57,335	(50,496)	1,477,718
Foreign corporate securities	2,786,194	(3,950)	105,630	(94,152)	2,793,722
Total fixed maturity securities	$16,493,187	(21,774)	$515,329	$(440,847)	$16,545,895

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489,660	$28,357	$(2,214)	$1,515,803	$-
Obligations of U.S. states and political subdivisions	507,353	29,651	(89)	536,915	-
Corporate securities	6,227,661	185,052	(37,767)	6,374,946	469
Asset-backed securities	892,373	6,818	(1,858)	897,333	-
Mortgage-backed securities
Commercial	814,570	31,236	(1,249)	844,557	-
Agency residential	2,173,099	36,361	(10,879)	2,198,581	-
Non-agency residential	5,723	-	(20)	5,703	-
Foreign government securities	1,492,315	47,148	(33,513)	1,505,950	71
Foreign corporate securities	2,870,737	107,999	(33,580)	2,945,156	447
Total fixed maturity securities	$16,473,491	$472,622	$(121,169)	$16,824,944	$987

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

	At March 31, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,344,371	$1,344,301	$1,456,960	$1,457,919
Due after one year through five years	6,615,039	6,631,502	6,757,107	6,869,359
Due after five years through ten years	3,689,664	3,742,527	3,471,370	3,609,816
Due after ten years	885,625	858,145	902,289	941,676
Asset-backed securities	981,323	904,153	892,373	897,333
Mortgage-backed securities:
Commercial	816,098	840,099	814,570	844,557
Agency residential	2,156,914	2,221,171	2,173,099	2,198,581
Non-agency residential	4,153	3,997	5,723	5,703
Total fixed maturity securities	$16,493,187	$16,545,895	$16,473,491	$16,824,944

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(277,023)	$253,894
Fixed maturity securities, other-than-temporary impairment	-	(244)
Change in unrealized appreciation (depreciation), pre-tax	(277,023)	253,650
Deferred tax benefit (expense)	29,024	(22,477)
Deferred tax benefit (expense), other-than-temporary impairment	-	70
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(247,999)	$231,243

The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is temporary or credit related. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. We will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

The Company does not create an allowance for uncollectible interest. If interest is not received when due, the interest receivable is immediately reversed and no additional interest is accrued. If future interest is received that has not been accrued, it is recorded as income at that time.

Prior to the adoption of ASU 2016-13 effective January 1, 2020, estimated credit losses were recorded as adjustments to the carrying value of the security and any subsequent improvement in market value were recorded through other comprehensive income.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$12,543	$(59)	$9,003	$(835)	$21,546	$(894)
Obligations of U.S. states and political subdivisions	78,392	(4,745)	3,309	(248)	81,701	(4,993)
Corporate securities	2,298,849	(135,869)	196,450	(66,975)	2,495,299	(202,844)
Asset-backed securities	661,772	(70,133)	121,979	(9,024)	783,751	(79,157)
Mortgage-backed securities
Commercial	89,848	(4,325)	17,004	(976)	106,852	(5,301)
Agency residential	54,106	(1,263)	132,631	(1,591)	186,737	(2,854)
Non-agency residential	652	(15)	3,314	(141)	3,966	(156)
Foreign government securities	331,099	(11,540)	198,695	(38,956)	529,794	(50,496)
Foreign corporate securities	984,854	(56,831)	253,965	(37,321)	1,238,819	(94,152)
Total fixed maturity securities	$4,512,115	$(284,780)	$936,350	$(156,067)	$5,448,465	$(440,847)

	Duration of Unrealized Loss at March 31, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$289,680	$(5,701)	$167,508	$(26,447)	$457,188	$(32,148)
Due in one year through five years	1,856,090	(88,884)	392,979	(57,252)	2,249,069	(146,136)
Due in five years through ten years	1,337,038	(95,295)	59,440	(9,244)	1,396,478	(104,539)
Due after ten years	222,929	(19,164)	41,495	(51,392)	264,424	(70,556)
Asset-backed securities	661,772	(70,133)	121,979	(9,024)	783,751	(79,157)
Mortgage-backed securities	144,606	(5,603)	152,949	(2,708)	297,555	(8,311)
Total fixed maturity securities	$4,512,115	$(284,780)	$936,350	$(156,067)	$5,448,465	$(440,847)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2020 were $5,448,465 thousand and $440,847 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2020, did not exceed 0.03% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $284,780 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and foreign government securities. Of these unrealized losses, $220,751 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $156,067 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $96,914 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2019 were $3,639,991 thousand and $121,169 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2019, did not exceed 0.8% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $26,793 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $23,104 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $94,376 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $73,144 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Fixed maturities	$137,924	$126,708
Equity securities	3,521	3,507
Short-term investments and cash	2,175	4,205
Other invested assets
Limited partnerships	21,568	8,297
Other	(13,071)	2,980
Gross investment income before adjustments	152,117	145,697
Funds held interest income (expense)	8,216	5,968
Future policy benefit reserve income (expense)	(211)	(234)
Gross investment income	160,122	151,431
Investment expenses	(12,322)	(10,455)
Net investment income	$147,800	$140,976

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

The Company had contractual commitments to invest up to an additional $1,365,631 thousand in limited partnerships and private placement loans at March 31, 2020. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $339,983 thousand.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Fixed maturity securities, market value:
Allowance for credit losses	$(21,774)	$-
Other-than-temporary impairments	-	(2,933)
Gains (losses) from sales	(14,076)	5,273
Fixed maturity securities, fair value:
Gains (losses) from sales	-	-
Gains (losses) from fair value adjustments	(1,123)	13
Equity securities, fair value:
Gains (losses) from sales	(27,599)	5,048
Gains (losses) from fair value adjustments	(144,003)	84,441
Other invested assets	(2,327)	396
Short-term investments gain (loss)	314	(6)
Total net realized capital gains (losses)	$(210,588)	$92,232

		Foreign	Foreign
	Corporate	Government	Corporate
	Securities	Securities	Securities	Total

Balance as of December 31, 2019	$-	$-	$-	$-
Provision for credit losses	(17,305)	(519)	(3,950)	(21,774)

Balance as of March 31, 2020	$(17,305)	$(519)	$(3,950)	$(21,774)

The Company recorded as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss) fair value re-measurements, allowances for credit losses per ASU 2016-13 and write-downs in the value of securities deemed to be impaired on an other-than-temporary basis in prior years as displayed in the table above. The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Proceeds from sales of fixed maturity securities	$501,953	$1,798,226
Gross gains from sales	14,001	16,138
Gross losses from sales	(28,077)	(10,865)

Proceeds from sales of equity securities	$112,841	$69,500
Gross gains from sales	2,584	5,675
Gross losses from sales	(30,183)	(627)

5. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Gross reserves beginning of period	$13,611,313	$13,119,090
Less reinsurance recoverables	(1,640,712)	(1,619,641)
Net reserves beginning of period	11,970,601	11,499,449

Incurred related to:
Current year	1,433,440	1,050,116
Prior years	(2,600)	(1,566)
Total incurred losses and LAE	1,430,840	1,048,550

Paid related to:
Current year	168,528	103,688
Prior years	907,790	817,006
Total paid losses and LAE	1,076,318	920,694

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(156,565)	(1,496)

Net reserves end of period	12,168,558	11,625,810
Plus reinsurance recoverables	1,651,946	1,621,292
Gross reserves end of period	$13,820,504	$13,247,102

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1,433,440 thousand and $1,050,116 thousand for the three months ended March 31, 2020 and 2019, respectively. The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $150,000 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

6. DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). Five of these contracts had expired prior to March 31, 2020 with no liabilities due under the terms of the expired contracts.

The Company had one remaining equity index put option contract at March 31, 2020, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the March 31, 2020 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 3%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At March 31, 2020, the present value of the theoretical maximum payout using a 3% discount factor was $144,636 thousand. Conversely, if the contract had expired on March 31, 2020, with the S&P index at 2,584.59, there would have been no settlement amount.

The Company has one equity index put option contract based on the FTSE 100 index. Based on historical index volatilities and trends and the March 31, 2020 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be approximately 70%. The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero. At March 31, 2020, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,003 thousand. Conversely, if the contract had expired on March 31, 2020, with the FTSE index at 5,671.96, there would have been a settlement amount of $2,142 thousand.

At March 31, 2020 and December 31, 2019, the fair value for these equity put options was $20,958 thousand and $5,584 thousand, respectively.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2020	December 31, 2019
Equity index put option contracts	Equity index put option liability	$20,958	$5,584
Total		$20,958	$5,584

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2020	2019
Equity index put option contracts	Net derivative gain (loss)	$(15,373)	$3,231
Total		$(15,373)	$3,231

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

The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers. The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At March 31, 2020, $951,712 thousand of fixed maturities, market value and $4,703 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $722,948 thousand, were valued by investment managers’ valuation committees and many of these fair values and all of the $4,703 thousand of fixed maturities, fair value were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $228,765 thousand were valued at either par or amortized cost, which the Company believes approximates fair value. At December 31, 2019, $772,979 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $610,873 thousand, were valued by investment managers’ valuation committees and a majority of these fair values and all of the $5,826 thousand of fixed maturities, fair value were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $162,106 thousand were valued at either par or amortized cost, which the Company believes approximates fair value.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2020 and December 31, 2019 of $210,845 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,432,811	$-	$1,432,811	$-
Obligations of U.S. States and political subdivisions	524,902	-	524,902	-
Corporate securities	6,347,322	-	5,634,241	713,081
Asset-backed securities	904,153	-	665,522	238,631
Mortgage-backed securities
Commercial	840,099	-	840,099	-
Agency residential	2,221,171	-	2,221,171	-
Non-agency residential	3,997	-	3,997	-
Foreign government securities	1,477,718	-	1,477,718	-
Foreign corporate securities	2,793,722	-	2,793,722	-
Total fixed maturities, market value	16,545,895	-	15,594,183	951,712

Fixed maturities, fair value	4,703	-	-	4,703
Equity securities, fair value	722,851	666,266	56,585	-

Liabilities:
Equity index put option contracts	$20,958	$-	$-	$20,958

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2020.

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

In addition, $212,677 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as March 31, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Corporate	Asset-Backed	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$617,588	$153,641	$1,750	$772,979	$428,215	$7,744	$435,959
Total gains or (losses) (realized/unrealized)		-
Included in earnings	(214)	4	-	(210)	4,858	119	4,977
Included in other comprehensive income (loss)	(3,357)	(15,882)	-	(19,239)	573	-	573
Purchases, issuances and settlements	99,064	100,868	(1,750)	198,182	6,638	(565)	6,073
Transfers in and/or (out) of Level 3	-	-	-	-	(2,458)	-	(2,458)
Ending balance	$713,081	$238,631	$-	$951,712	$437,826	$7,298	$445,124

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(539)	$-	$-	$(539)	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$5,826	$5,826	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,123)	(1,123)	13	13
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$4,703	$4,703	$2,350	$2,350

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $0 thousand and $(2,458) thousand for the three months ended March 31, 2020 and 2019, respectively. The transfers during 2019 were related to securities that were priced using investment managers as of December 31, 2018 and were subsequently priced by a recognized pricing service as of March 31, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Liabilities:
Balance, beginning of period	$5,584	$11,958
Total (gains) or losses (realized/unrealized)
Included in earnings	15,373	(3,231)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$20,958	$8,727

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Net income (loss) per share:
Numerator
Net income (loss)	$16,612	$354,551
Less: dividends declared-common shares and nonvested common shares	(63,277)	(57,137)
Undistributed earnings	(46,666)	297,415
Percentage allocated to common shareholders (1)	98.7%	99.0%
	(46,082)	294,298
Add: dividends declared-common shareholders	62,488	56,531
Numerator for basic and diluted earnings per common share	$16,406	$350,829

Denominator
Denominator for basic earnings per weighted-average common shares	40,204	40,304
Effect of dilutive securities:
Options	92	141
Denominator for diluted earnings per adjusted weighted-average common shares	40,296	40,445

Per common share net income (loss)
Basic	$0.41	$8.70
Diluted	$0.41	$8.67

(1) Basic weighted-average common shares outstanding	40,204	40,304
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,713	40,731
Percentage allocated to common shareholders	98.7%	99.0%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2020 and 2019.

All outstanding options expire on or between February 24, 2021 and September 19, 2022.

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

Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2020	2019
The Prudential	$141,281	$141,703
Unaffiliated life insurance company	33,116	35,082

10. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(315,200)	$35,802	$(279,398)	$256,630	$(23,391)	$233,239
URA(D) on securities - OTTI	-	-	-	(244)	70	(174)
Reclassification of net realized losses (gains) included in net income (loss)	38,177	(6,778)	31,399	(2,736)	914	(1,822)
Foreign currency translation adjustments	(58,723)	7,899	(50,824)	16,598	(2,546)	14,052
Benefit plan actuarial net gain (loss)	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,165	(245)	920	1,457	(306)	1,151
Total other comprehensive income (loss)	$(334,581)	$36,678	$(297,903)	$271,705	$(25,259)	$246,446

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2020	2019	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$38,177	$(2,736)	Other net realized capital gains (losses)
	(6,778)	914	Income tax expense (benefit)
	$31,399	$(1,822)	Net income (loss)

Benefit plan net gain (loss)	$1,165	$1,457	Other underwriting expenses
	(245)	(306)	Income tax expense (benefit)
	$920	$1,151	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Beginning balance of URA (D) on securities	$304,425	$(179,392)
Current period change in URA (D) of investments - temporary	(247,999)	231,417
Current period change in URA (D) of investments - non-credit OTTI	-	(174)
Ending balance of URA (D) on securities	56,426	51,851

Beginning balance of foreign currency translation adjustments	(201,717)	(215,747)
Current period change in foreign currency translation adjustments	(50,824)	14,052
Ending balance of foreign currency translation adjustments	(252,541)	(201,695)

Beginning balance of benefit plan net gain (loss)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	920	1,151
Ending balance of benefit plan net gain (loss)	(73,636)	(66,267)

Ending balance of accumulated other comprehensive income (loss)	$(269,751)	$(216,111)

(Some amounts may not reconcile due to rounding.)

11. CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £47,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Credit facility interest and fees incurred	$123	$105

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2020, was $6,259,452 thousand. As of March 31, 2020, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50,000 thousand under Tranche one of the credit facility as an unsecured revolving credit loan. The loan period is for two months with the LIBOR rate. There were no revolving credit borrowings from the facility during the year ended 2019.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2020			At December 31, 2019
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$50,000	5/26/2020	$200,000	$-
	Tranche One		91,816	12/31/2020		33,737	12/31/2020
	Tranche Two	600,000	5,161	7/29/2020	600,000	2,381	7/29/2020
	Tranche Two		1,649	9/30/2020		1,649	9/30/2020
	Tranche Two		569,136	12/31/2020		573,353	12/31/2020
	Tranche Two		13,215	1/4/2021		12,364	1/4/2021
Total Wells Fargo Bank Group Credit Facility		$800,000	$730,977		$800,000	$623,484

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2020	$200,000	$4,425	02/29/2020
		93,578	12/31/2020		512	09/03/2020
		4,425	02/28/2021		3,672	11/24/2020
		493	08/15/2021		177	12/16/2020
		156	12/16/2021		125	12/20/2020
		110	12/20/2021		101,404	12/31/2020
		4,663	12/31/2021		559	08/15/2021
		166	01/21/2024		37,096	12/30/2023
		36,413	3/30/2024		-
Total Citibank Bilateral Agreement	$200,000	$143,676		$200,000	$147,970

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,532,663 thousand (70% of consolidated net worth as of December 31, 2018), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2020, was $5,797,191 thousand. As of March 31, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£47,000	£47,000	12/31/2023	£47,000	£47,000	12/31/2023
	-	-		-	-
Total Lloyd's Bank Credit Facility	£47,000	£47,000		£47,000	£47,000

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2020, Everest Re had admitted assets of approximately $12,879,681 thousand which provides borrowing capacity of up to approximately $1,287,968 thousand. Through March 31, 2020, Everest had no borrowings through the FLHB.

12. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2020, the total amount on deposit in trust accounts was $1,056,172 thousand.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2020	2019
(Dollars in thousands)
Ceded written premiums	110,188	80,028
Ceded earned premiums	90,550	56,732
Ceded losses and LAE	45,115	45,613

Assumed written premiums	2,759	2,309
Assumed earned premiums	2,759	2,309
Assumed losses and LAE	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $942,548 thousand and $993,036 thousand at March 31, 2020 and December 31, 2019, respectively. Of this amount, Group had investments recorded at $50,270 thousand and $46,390 thousand at March 31, 2020 and December 31, 2019, respectively, in the segregated accounts.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. This agreement is a multi-year reinsurance contract which covers specified earthquake events. The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada. These reinsurance agreements expired in November 2019.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding. On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”). The $450,000 thousand of Series 2014-2 Notes were fully redeemed in November 2019 and are no longer outstanding. On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes). On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 of notes (“Series 2019-2 Notes”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

13. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2020		December 31, 2019
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06-05-2014	06-01-2044	400,000	$397,104	$454,224	$397,074	$452,848

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars In thousands	2020	2019
Interest expense incurred	$4,868	$4,868

14. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2020		December 31, 2019
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04-26-2007	$400,000	05-15-2037	05-01-2067	$235,083	$181,834	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 18, 2020 to May 14, 2020 is 4.08%.

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

The Company repurchased and retired $1,700 thousand of its outstanding long term subordinated notes during the three months ended March 31, 2020. The Company realized a gain of $502 thousand from the repurchase of the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest expense incurred	$2,538	$2,605

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Lease expense incurred:
Operating lease cost	$7,890	$5,187

	At March 31,	At December 31,
(Dollars in thousands)	2020	2019
Operating lease right of use assets	$156,626	$161,435
Operating lease liabilities	167,072	169,909

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Operating cash flows from operating leases	$(4,919)	$(4,431)

	At March 31,	At December 31,
	2020	2019
Weighted average remaining operating lease term	12.4 years	12.6 years
Weighted average discount rate on operating leases	3.87%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020	$15,187
2021	17,836
2022	19,888
2023	19,099
2024	18,831
2025	15,822
Thereafter	113,475
Undiscounted lease payments	220,138
Less: present value adjustment	53,066
Total operating lease liability	$167,072

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

16. SEGMENT REPORTING

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore and the United Kingdom. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe through its offices in the U.S., Canada, Ireland and a branch located in Zurich.

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

The following tables present the underwriting results for the operating segments for the periods indicated

	Three Months Ended
Reinsurance	March 31,
(Dollars in thousands)	2020	2019
Gross written premiums	$1,777,771	$1,532,051
Net written premiums	1,613,094	1,394,553

Premiums earned	$1,485,221	$1,307,519
Incurred losses and LAE	1,020,642	772,198
Commission and brokerage	370,356	322,637
Other underwriting expenses	44,139	35,769
Underwriting gain (loss)	$50,084	$176,915

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2020	2019
Gross written premiums	$793,100	$595,057
Net written premiums	588,385	457,145

Premiums earned	$551,593	$425,178
Incurred losses and LAE	410,198	276,352
Commission and brokerage	78,166	66,837
Other underwriting expenses	84,721	63,216
Underwriting gain (loss)	$(21,492)	$18,773

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Underwriting gain (loss)	$28,592	$195,688
Net investment income	147,800	140,976
Net realized capital gains (losses)	(210,588)	92,232
Net derivative gain (loss)	(15,373)	3,231
Corporate expenses	(9,833)	(6,652)
Interest, fee and bond issue cost amortization expense	(7,583)	(7,631)
Other income (expense)	23,363	(3,300)
Income (loss) before taxes	$(43,622)	$414,544

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
United Kingdom gross written premium	$306,708	$263,857

No other country represented more than 5% of the Company’s revenues.

17. SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2020, 167,829 restricted stock awards were granted on February 26, 2020, with a fair value of $277.145 per share and, 16,120 performance share unit awards were granted on February 26, 2020, with a fair value of $277.145 per unit.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Service cost	$4,011	$2,276
Interest cost	2,483	2,930
Expected return on plan assets	(5,197)	(5,016)
Amortization of net (income) loss	1,213	1,601
FAS 88 settlement charge	-	104
Net periodic benefit cost	$2,510	$1,895

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Service cost	$141	$286
Interest cost	215	295
Amortization of prior service cost	(48)	(144)
Net periodic benefit cost	$308	$437

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2020 and 2019, respectively.

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

We compete in the global reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

The industry is currently dealing with the impacts of a global pandemic, COVID-19. Globally, many countries have mandated that their citizens remain at home and non-essential businesses have been physically closed. We have closed our physical offices; however, we have activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

The pandemic has caused significant volatility in the global financial markets. Interest rates plummeted, credit spreads widened and the equity markets lost value. We saw our fixed maturity and equity portfolios decline in value; however, some of the declines reflected in our March 31, 2020 financial statements have already recovered in April. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses. Our other invested assets are comprised primarily of limited partnership investments. The change in limited partnership values are generally recorded on a quarter lag, As a result, the impact on the limited partnership values during the first quarter volatility will not be reflected in our results until the second quarter of 2020.

There will also be a negative impact on the industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity. To the extent that premiums are based on business activity, there will be a decline in premium volume. Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location. For the quarter ended March 31, 2020, our underwriting results include $150 million of estimated losses related to the pandemic. We anticipate this pandemic could have a meaningful impact on our revenue, as well as net and operating income in future quarters as a result of reinsurance and insurance claims due to the pandemic and resulting macro-economic market conditions.

Many regulators have issued moratoriums on the cancellation of policies for the non-payment of premiums and also on non-renewals. We are complying with the various regulatory requests for accommodations to policyholders during this difficult period. The moratoriums combined with the forced closure of businesses may lead to an increase in uncollectible premium expense.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. Rates also appeared to be firming in some of the casualty lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines were experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

While we are unable to predict the full impact the pandemic will have on the insurance industry as it continues to have a negative impact on the global economy, we are well positioned to continue to service our clients. Our capital position remains a source of strength, with high quality invested assets, significant liquidity, low financial leverage, and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2020	2019	(Decrease)
Gross written premiums	$2,570.9	$2,127.1	20.9%
Net written premiums	2,201.5	1,851.7	18.9%

REVENUES:
Premiums earned	$2,036.8	$1,732.7	17.6%
Net investment income	147.8	141.0	4.8%
Net realized capital gains (losses)	(210.6)	92.2	NM %
Net derivative gain (loss)	(15.4)	3.2	NM %
Other income (expense)	23.4	(3.3)	NM %
Total revenues	1,982.0	1,965.8	0.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,430.8	1,048.6	36.5%
Commission, brokerage, taxes and fees	448.5	389.5	15.2%
Other underwriting expenses	128.9	99.0	30.2%
Corporate expenses	9.8	6.7	47.8%
Interest, fees and bond issue cost amortization expense	7.6	7.6	(0.6)%
Total claims and expenses	2,025.6	1,551.3	30.6%

INCOME (LOSS) BEFORE TAXES	(43.6)	414.5	(110.5)%
Income tax expense (benefit)	(60.2)	60.0	(200.4)%
NET INCOME (LOSS)	$16.6	$354.6	(95.3)%

RATIOS:			Point Change
Loss ratio	70.3%	60.5%	9.8
Commission and brokerage ratio	22.0%	22.5%	(0.5)
Other underwriting expense ratio	6.3%	5.7%	0.6
Combined ratio	98.6%	88.7%	9.9

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2020	2019	(Decrease)
Balance sheet data:
Total investments and cash	$20,336.6	$20,748.5	(2.0)%
Total assets	27,222.6	27,324.1	(0.4)%
Loss and loss adjustment expense reserves	13,820.5	13,611.3	1.5%
Total debt	682.2	633.8	7.7%
Total liabilities	18,641.7	18,191.1	2.5%
Shareholders' equity	8,580.9	9,132.9	(6.0)%
Book value per share	214.59	223.85	(4.1)%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 20.9% to $2,570.9 million for the three months ended March 31, 2020, compared to $2,127.1 million for the three months ended March 31, 2019, reflecting a $245.7 million, or 16.0%, increase in our reinsurance business and a $198.0 million, or 33.3%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in treaty casualty writings, treaty property business, facultative business and financial lines. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy, specialty lines, accident and health and business written through the Lloyd’s Syndicate.

Net written premiums increased by 18.9% to $2,201.5 million for the three months ended March 31, 2020, compared to $1,851.7 million for the three months ended March 31, 2019. The changes are consistent with the change in gross written premiums. Premiums earned increased by 17.6% to $2,036.8 million for the three months ended March 31, 2020, compared to $1,732.7 million for the three months ended March 31, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 4.8% to $147.8 million for the three months ended March 31, 2020 compared with investment income of $141.0 million for the three months ended March 31, 2019. Net pre-tax investment income, as a percentage of average invested assets, was 2.9% for the three months ended March 31, 2020 compared to 3.0% for the three months ended March 31, 2019. The increase in income was primarily the result of higher income from our growing fixed maturity portfolio and from our limited partnerships, partially offset by lower income from other invested assets.

Net Realized Capital Gains (Losses). Net realized capital losses were $210.6 million and net realized capital gains were $92.2 million for the three months ended March 31, 2020 and 2019, respectively. The net realized capital losses of $210.6 million for the three months ended March 31, 2020 were comprised of $145.1 million of net losses from fair value re-measurements, $43.7 million of net realized capital losses from sales of investments and $21.8 million of allowances for credit losses. The net realized capital gains of $92.2 million for the three months ended March 31, 2019 were comprised of $84.4 million of net gains from fair value re-measurements and $10.7 million of net realized capital gains from sales of investments, partially offset by $2.9 million of other-than-temporary impairments.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, two of which remained outstanding at March 31, 2020. These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss). As a result of these adjustments in value, we recognized net derivative losses of $15.4 million and net derivative gains of $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The change in the fair value of these equity index put option contracts is generally indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense). We recorded other income of $23.4 million and other expense of $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions. We recognized foreign currency exchange income of $20.6 million and foreign currency exchange expense of $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,403.4	68.9%		$(2.6)	-0.1%		$1,400.8	68.8%
Catastrophes	30.0	1.5%		-	-%		30.0	1.5%
Total	$1,433.4	70.4%		$(2.6)	-0.1%		$1,430.8	70.3%

2019
Attritional	$1,025.1	59.2%		$(1.6)	-0.1%		$1,023.6	59.1%
Catastrophes	25.0	1.4%		-	-%		25.0	1.4%
Total	$1,050.1	60.6%		$(1.6)	-0.1%		$1,048.6	60.5%

Variance 2020/2019
Attritional	$378.3	9.7	pts	$(1.0)	-	pts	$377.2	9.7	pts
Catastrophes	5.0	0.1	pts	-	-	pts	5.0	0.1	pts
Total	$383.3	9.8	pts	$(1.0)	-	pts	$382.2	9.8	pts

Incurred losses and LAE increased by 36.5% to $1,430.8 million for the three months ended March 31, 2020, compared to $1,048.6 million for the three months ended March 31, 2019, primarily due to an Increase of $378.3 million in current year attritional losses, mainly due to $150.0 million of losses related to the COVID-19 pandemic, the impact of the increase in premiums earned and an increase of $5.0 million in current year catastrophe losses. The current year catastrophe losses of $30.0 million for the three months ended March 31, 2020 related to the Nashville tornadoes ($10.0 million), Australia East Coast Storm ($10.0 million) and the 2020 Australia fires ($10.0 million). The $25.0 million of current year catastrophe losses for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 15.2% to $448.5 million for the three months ended March 31, 2020, compared to $389.5 million for the three months ended March 31, 2019. The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $128.9 million and $99.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $9.8 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase was mainly due to higher incentive compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.6 million for the three months ended March 31, 2020 and 2019. Any variance in expense was primarily due to the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 4.08% as of March 31, 2020.

Income Tax Expense (Benefit). We had an income tax benefit of $60.2 million and an income tax expense of $60.0 million for the three months ended March 31, 2020 and 2019, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to estimated incurred losses from the

COVID-19 pandemic and the impact from the Coronavirus Aid, Relief and Economic Securities Act (“the CARES Act”).

The CARES Act was passed by Congress and signed into law by the President on March 27, 2020 in response to the COVID-19 pandemic. Among the provisions of the CARES Act was a special tax provision which allows companies to elect to carryback five years net operating losses incurred in the 2018, 2019 and/or 2020 tax years. The Tax Cuts and Jobs Act of 2017 had eliminated net operating loss carrybacks for most companies. The Company determined that the special 5 year loss carryback tax provision provided a tax benefit of $31.0 million which it recorded in the quarter ended March 31, 2020.

Net Income (Loss).

Our net income was $16.6 million and $354.6 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 9.9 points to 98.6% for the three months ended March 31, 2020, compared to 88.7% for the three months ended March 31, 2019. The loss ratio component increased 9.8 points for the three months ended March 31, 2020 over the same period last year mainly due to 7.4 points related to the $150.0 million of attritional losses related to the COVID-19 pandemic. The commission and brokerage ratio component decreased slightly to 22.0% for the three months ended March 31, 2020 compared to 22.5% for the three months ended March 31, 2019. The decrease was mainly due to changes in the mix of business. The other underwriting expense ratio increased to 6.3% for the three months ended March 31, 2020 from 5.7% for the three months ended March 31, 2019. The increase was mainly due to higher incentive compensation expenses.

Shareholders’ Equity.

Shareholders’ equity decreased by $552.0 million to $8,580.9 million at March 31, 2020 from $9,132.9 million at December 31, 2019, principally as a result of $248.0 million of unrealized depreciation on investments net of tax, the repurchase of 970,892 common shares for $200.0 million, $63.3 million of shareholder dividends, $50.8 million of net foreign currency translation adjustments, $4.2 million of cumulative adjustment from the adoption of ASU 2016-13 and $3.2 million of share-based compensation transactions, partially offset by $16.6 million of net income, and $0.9 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 4.8% to $147.8 million for the three months ended March 31, 2020, compared with investment income of $141.0 million for the three months ended March 31, 2019. The increase was primarily the result of higher income from our growing fixed maturity portfolio and from our limited partnerships, partially offset by lower income from other invested assets.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Fixed maturities	$137.9	$126.7
Equity securities	3.5	3.5
Short-term investments and cash	2.2	4.2
Other invested assets
Limited partnerships	21.6	8.3
Other	(13.1)	3.0
Gross investment income before adjustments	152.1	145.7
Funds held interest income (expense)	8.2	6.0
Future policy benefit reserve income (expense)	(0.2)	(0.2)
Gross investment income	160.1	151.4
Investment expenses	(12.3)	(10.5)
Net investment income	$147.8	$141.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2020	2019
Imbedded pre-tax yield of cash and invested assets	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets	3.0%	3.0%

	Three Months Ended
	March 31,
	2020	2019
Annualized pre-tax yield on average cash and invested assets	2.9%	3.0%
Annualized after-tax yield on average cash and invested assets	2.6%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$14.0	$16.1	$(2.1)
Losses	(28.1)	(10.9)	(17.2)
Total	(14.1)	5.3	(19.3)

Equity securities, fair value:
Gains	2.6	5.7	(3.1)
Losses	(30.2)	(0.6)	(29.6)
Total	(27.6)	5.0	(32.6)

Other Invested Assets:
Gains	3.0	0.4	2.6
Losses	(5.4)	-	(5.4)
Total	(2.3)	0.4	(2.7)

Short Term Investments:
Gains	0.3	-	0.3
Total	0.3	-	0.3

Total net realized gains (losses) from sales:
Gains	19.9	22.2	(2.3)
Losses	(63.6)	(11.5)	(52.1)
Total	(43.7)	10.7	(54.4)

Allowance for credit losses	(21.8)	-	(21.8)

Other-than-temporary impairments:	-	(2.9)	2.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.1)	-	(1.1)
Equity securities, fair value	(144.0)	84.4	(228.4)
Total	(145.1)	84.4	(229.5)

Total net realized capital gains (losses)	$(210.6)	$92.2	$(302.8)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $210.6 million and net realized capital gains were $92.2 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, we recorded $145.1 million of net losses from fair value re-measurements, $43.7 million of net realized capital losses from sales of investments and $21.8 million of allowances for credit losses. For the three months ended March 31, 2019, we recorded $84.4 million of net gains from fair value re-measurements and $10.7 million of net realized capital gains from sales of investments, partially offset by $2.9 million of other-than-temporary impairments. The fixed maturity and equity sales for the three months ended March 31, 2020 and 2019 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Segment Results.

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore and the United Kingdom. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe through its offices in the U.S., Canada, Ireland and a branch located in Zurich.

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

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Variance	% Change
Gross written premiums	$1,777.8	$1,532.1	$245.7	16.0%
Net written premiums	1,613.1	1,394.6	218.5	15.7%

Premiums earned	$1,485.2	$1,307.5	$177.7	13.6%
Incurred losses and LAE	1,020.6	772.2	248.4	32.2%
Commission and brokerage	370.4	322.6	47.7	14.8%
Other underwriting expenses	44.1	35.8	8.4	23.5%
Underwriting gain (loss)	$50.1	$176.9	$(126.8)	-71.7%

				Point Chg
Loss ratio	68.7%	59.1%		9.6
Commission and brokerage ratio	24.9%	24.7%		0.2
Other underwriting expense ratio	3.0%	2.7%		0.3
Combined ratio	96.6%	86.5%		10.1

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 16.0% to $1,777.8 million for the three months ended March 31, 2020 from $1,532.1 million for the three months ended March 31, 2019, primarily due to an increase in treaty casualty business, treaty property writings, facultative business and business written through our Bermuda and Ireland offices. Net written premiums increased by 15.7% to $1,613.1 million for the three months ended March 31, 2020 compared to $1,394.6 million for the three months ended March 31, 2019, which is consistent with the change in gross written premiums. Premiums earned increased by 13.6% to $1,485.2 million for the three months ended March 31, 2020, compared to $1,307.5 million for the three months ended March 31, 2019. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$998.8	67.2%		$(2.6)	-0.2%		$996.1	67.0%
Catastrophes	24.5	1.7%		-	-%		24.5	1.7%
Total Segment	$1,023.3	68.9%		$(2.6)	-0.2%		$1,020.6	68.7%

2019
Attritional	$748.8	57.3%		$(1.6)	-0.1%		747.2	57.2%
Catastrophes	25.0	1.9%		-	-%		25.0	1.9%
Total Segment	$773.8	59.2%		$(1.6)	-0.1%		$772.2	59.1%

Variance 2020/2019
Attritional	$250.0	9.9	pts	$(1.1)	(0.1)	pts	248.9	9.8	pts
Catastrophes	(0.5)	(0.2)	pts	-	-	pts	(0.5)	(0.2)	pts
Total Segment	$249.5	9.7	pts	$(1.1)	(0.1)	pts	$248.4	9.6	pts

Incurred losses increased by 32.2% to $1,020.6 million for the three months ended March 31, 2020, compared to $772.2 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $250.0 million in current year attritional losses, mainly related to $110.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $24.5 million for the three months ended March 31, 2020 related primarily to the Australia East Coast storm ($10.0 million), Australia fires ($10.0 million) and the Nashville tornadoes ($4.5 million). The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).

Segment Expenses. Commission and brokerage expenses increased by 14.8% to $370.4 million for the three months ended March 31, 2020 compared to $322.6 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $44.1 million for the three months ended March 31, 2020 from $35.8 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Variance	% Change
Gross written premiums	$793.1	$595.1	$198.0	33.3%
Net written premiums	588.4	457.1	131.3	28.7%

Premiums earned	$551.6	$425.2	$126.4	29.7%
Incurred losses and LAE	410.2	276.4	133.8	48.4%
Commission and brokerage	78.2	66.8	11.4	17.1%
Other underwriting expenses	84.7	63.2	21.5	34.0%
Underwriting gain (loss)	$(21.5)	$18.8	$(40.3)	-214.4%

				Point Chg
Loss ratio	74.4%	65.0%		9.4
Commission and brokerage ratio	14.2%	15.7%		(1.5)
Other underwriting expense ratio	15.3%	14.9%		0.4
Combined ratio	103.9%	95.6%		8.3

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 33.3% to $793.1 million for the three months ended March 31, 2020 compared to $595.1 million for the three months ended March 31, 2019. This increase was related to most lines of business including property, casualty, energy, specialty lines, accident and health and business written through Lloyd’s syndicate. Net written premiums increased by 28.7% to $588.4 million for the three months ended March 31, 2020 compared to $457.1 million for the three months ended March 31, 2019. The change is consistent with the change in gross written premiums. Premiums earned increased 29.7% to $551.6 million for the three months ended March 31, 2020 compared to $425.2 million for the three months ended March 31, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$404.7	73.4%		$-	-%		$404.7	73.4%
Catastrophes	5.5	1.0%		-	-%		5.5	1.0%
Total Segment	$410.2	74.4%		$-	-%		$410.2	74.4%

2019
Attritional	$276.4	65.0%		$-	-%		$276.4	65.0%
Catastrophes	-	-%		-	-%		-	-%
Total Segment	$276.4	65.0%		$-	-%		$276.4	65.0%

Variance 2020/2019
Attritional	$128.3	8.4	pts	$-	-	pts	$128.3	8.4	pts
Catastrophes	5.5	1.0	pts	-	-	pts	5.5	1.0	pts
Total Segment	$133.8	9.4	pts	$-	-	pts	$133.8	9.4	pts

Incurred losses and LAE increased by 48.4% to $410.2 million for the three months ended March 31, 2020 compared to $276.4 million for the three months ended March 31, 2019, mainly due to an increase of $128.3 million in current year attritional losses, primarily related to $40.0 million of losses from the COVID-19 pandemic, the impact of the increase in premiums earned and an increase of $5.5 million in current year catastrophe losses. The current year catastrophe losses of $5.5 million for the three months ended March 31, 2020 related to the Nashville tornadoes ($5.5 million). There were no current year catastrophe losses for the three months ended March 31, 2019

Segment Expenses. Commission and brokerage increased by 17.1% to $78.2 million for the three months ended March 31, 2020 compared to $66.8 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $84.7 million for the three months ended March 31, 2020 compared to $63.2 million for the three months ended March 31, 2019. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $20,336.6 million at March 31, 2020, a decrease of $411.9 million compared to $20,748.5 million at December 31, 2019. This decrease was primarily the result of $277.1 million of pre-tax unrealized depreciation, repurchases of 970,892 million common shares for $200.0 million, $160.8 million due to fluctuations in foreign currencies, $157.7 million in fair value re-measurements, $63.3 million paid out in dividends to shareholders, $21.8 million of allowance for credit losses, $17.2 million of unsettled securities and $8.6 million of amortization bond premium, partially offset by $506.0 million of cash flows from operations, $50.0 million from revolving credit borrowings and $8.5 million in equity adjustments of our limited partnership investments.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At March 31, 2020, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 55.0% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2020		At December 31, 2019
Fixed maturities, market value	$16,545.9	81.4%	$16,824.9	81.1%
Fixed maturities, fair value	4.7	0.0%	5.8	0.0%
Equity securities, fair value	722.9	3.6%	931.5	4.5%
Short-term investments	441.7	2.2%	414.7	2.0%
Other invested assets	1,803.8	8.8%	1,763.5	8.5%
Cash	817.6	4.0%	808.0	3.9%
Total investments and cash	$20,336.6	100.0%	$20,748.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2020	December 31, 2019
Fixed income portfolio duration (years)	3.6	3.5
Fixed income composite credit quality	Aa3	A1
Imbedded end of period yield, pre-tax	3.4%	3.4%
Imbedded end of period yield, after-tax	3.0%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Fixed income portfolio total return	(0.8)%	6.2%
Barclay's Capital - U.S. aggregate index	3.2%	8.7%

Common equity portfolio total return	(17.6)%	23.8%
S&P 500 index	(19.6)%	31.5%

Other invested asset portfolio total return	0.7%	9.9%

The pre-tax equivalent total return for the bond portfolio was approximately (0.8)% and 6.3%, respectively, for the three months ended March 31, 2020 and the twelve months ended December 31, 2019. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,808.6 million and $1,763.5 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $686.9 million, or 38.0%, was receivable from Mt. Logan Re collateralized segregated accounts and $155.5 million, or 8.6%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”). No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $13,820.5 million and $13,611.3 million at March 31, 2020 and December 31, 2019, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$4,853.5	$5,080.3	$9,933.8	71.9%
Insurance	1,092.9	2,546.1	3,639.0	26.3%
Total excluding A&E	5,946.4	7,626.4	13,572.8	98.2%
A&E	196.8	50.9	247.7	1.8%
Total including A&E	$6,143.2	$7,677.3	$13,820.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,050.5	$4,839.4	$9,889.9	72.7%
Insurance	1,090.4	2,373.2	3,463.5	25.4%
Total excluding A&E	6,140.9	7,212.5	13,353.4	98.1%
A&E	203.4	54.5	257.9	1.9%
Total including A&E	$6,344.3	$7,267.0	$13,611.3	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2020	2019
Gross reserves	$249.8	$257.9
Reinsurance receivable	(28.4)	(29.2)
Net reserves	$221.4	$228.7

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2020, we had net asbestos loss reserves of $216.4 million, or 97.7%, of total net A&E reserves, all of which was for assumed business.

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

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43,362 thousand. In addition, the maximum liability permitted to be retroceded increased to $450,298 thousand.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.6 years at March 31, 2020. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity decreased to $8,580.9 million as of March 31, 2020 from $9,132.9 million as of December 31, 2019. This decrease was the result of $248.0 million of unrealized depreciation on investments net of tax, the repurchase of 970,892 common shares for $200.0 million, $63.3 million of shareholder dividends, $50.8 million of net foreign currency translation adjustments, $4.2 million of cumulative adjustment from the adoption of ASU 2016-13 and $3.2 million of share-based compensation transactions, partially offset by $16.6 million of net income, and $0.9 million of net benefit plan obligation adjustments

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at March 31, 2020 and December 31, 2019 was $8,580.9 million and $9,132.9 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2019	2018	2019	2018
Regulatory targeted capital	$2,061.1	$1,753.2	$2,001.2	$2,173.0
Actual capital	$3,197.4	$3,068.5	$3,739.1	$3,650.6

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

During the first quarter of 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $63.3 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We also repurchased $1.7 million of our long-term subordinated notes in the first quarter of 2020. We recognized a realized gain of $0.5 million on the repurchase.

We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $234.3 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 19, 2014, our existing Board authorization to purchase up to 25 million of our shares was amended to authorize the purchase of up to 30 million shares. As of March 31, 2020, we had repurchased 29.6 million shares under this authorization.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $506.0 million and $459.8 million for the three months ended March 31, 2020 and 2019, respectively. Additionally, these cash flows reflected net tax payments of $4.9 million and net tax recoveries of $90.8 million for the three months ended March 31, 2020 and 2019, respectively, and net catastrophe loss payments of $229.3 million and $249.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2020 and December 31, 2019, we held cash and short-term investments of $1,259.3 million and $1,222.7 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2020, we had $1,344.3 million of available for sale fixed maturity securities maturing within one year or less, $6,631.5 million maturing within one to five years and $4,600.7 million maturing after five years. Our $722.9 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At March 31, 2020 we had $74.5 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $515.3 million of pre-tax unrealized appreciation and $440.8 million of pre-tax unrealized depreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. Cash flow from operations may decline and could become negative; however, as indicated above, the Company has ample liquidity to settle its claims.

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity and letters of credit but more importantly provide for up to $600.0 million and £47.0 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2020, was $6,259.5 million. As of March 31, 2020, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2020 and December 31, 2019, the Company had $50.0 million and $0.0 million of outstanding short-term borrowings from the Group Credit Facility revolving credit line, respectively. At March 31, 2020, the Group Credit Facility had $91.8 million outstanding letters of credit under tranche one and $589.2 million outstanding letters of credit under tranche two. At December 31, 2019, the Group Credit Facility had $33.7 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,532.7 million (70% of consolidated net worth as of December 31, 2018), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2020, was $5,797.2 million. As of March 31, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2020 and December 31, 2019, Everest International Credit Facility had £47.0 million outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for both the three months ended March 31, 2020 and 2019.

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

Interest Rate Risk. Our $20.3 billion investment portfolio, at March 31, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,065.3 million of mortgage-backed securities in the $16,550.6 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $441.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2020
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$18,222.2	$17,607.2	$16,992.3	$16,377.4	15,762.5
Market/Fair Value Change from Base (%)	7.2%	3.6%	0.0%	(3.6)%	(7.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,088.7	$544.3	$-	$(544.3)	$(1,088.7)

We had $13,820.5 million and $13,611.3 million of gross reserves for losses and LAE as of March 31, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $10.8 billion, representing approximately 63.8% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$578.3	$650.6	$722.9	$795.1	$867.4
After-tax Change in Fair/Market Value	$(119.6)	$(59.8)	$-	$59.8	$119.6

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

In January 2020, the United Kingdom exited the European Union (commonly referred to as "Brexit"). The Company has a Lloyd’s of London Syndicate and Bermuda Re has a branch operation in the United Kingdom. The nature and extent of the long term impact of Brexit on regulation, interest rates, currency exchange rates and financial markets is still uncertain and may adversely affect our operations.

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the CARES Act, the impact of the Tax Cut and Jobs Act, the adequacy of capital in relation to regulatory required capital, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic and pandemic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland, Dublin Holdings, Bermuda Re and Everest International to pay dividends and the settlement costs of our specialized equity index put option contracts. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors” in the Company’s most recent 10-K filing. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1A.RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2020	-	$ -	-	1,328,695
February 1 - 29, 2020	43,044	$280.0587	-	1,328,695
March 1 - 31, 2020	970,892	$ 206.0159	970,892	357,803
Total	1,013,936	$-	970,892	357,803

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit No.	Description

4.1	Description of Securities Registered Under Section 12 of the Exchange Act

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Juan C. Andrade and Craig Howie

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

Dated: May 11, 2020