Form 10-Q
period 2020-06-30
EVEREST RE GROUP LTD
filed 2020-08-10
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At August 1, 2020
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,971,796

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2020	2019
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$17,055,259	$16,824,944
(amortized cost: 2020, $16,392,238; 2019, $16,473,491, credit allowances: 2020, $25,837; 2019, $0)
Fixed maturities - available for sale, at fair value	4,431	5,826
Equity securities, at fair value	949,170	931,457
Short-term investments (cost: 2020, $854,248; 2019, $414,639)	853,964	414,706
Other invested assets (cost: 2020, $1,816,373; 2019, $1,763,531)	1,816,373	1,763,531
Cash	922,479	808,036
Total investments and cash	21,601,676	20,748,500
Accrued investment income	120,387	116,804
Premiums receivable	2,484,271	2,259,088
Reinsurance receivables	1,852,887	1,763,471
Funds held by reinsureds	513,123	489,901
Deferred acquisition costs	578,210	581,863
Prepaid reinsurance premiums	464,206	445,716
Income taxes	294,333	305,711
Other assets	675,700	612,997
TOTAL ASSETS	$28,584,793	$27,324,051

LIABILITIES:
Reserve for losses and loss adjustment expenses	$14,276,641	$13,611,313
Future policy benefit reserve	40,659	42,592
Unearned premium reserve	3,190,174	3,056,735
Funds held under reinsurance treaties	11,876	10,668
Other net payable to reinsurers	369,761	291,660
Losses in course of payment	199,157	51,950
Senior notes due 06/01/2044	397,134	397,074
Long term notes due 05/01/2067	223,625	236,758
Accrued interest on debt and borrowings	2,368	2,878
Equity index put option liability	9,088	5,584
Unsettled securities payable	89,749	30,650
Other liabilities	488,262	453,264
Total liabilities	19,298,494	18,191,126

Commitments and contingencies (Note 9)	-	-

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2020) 69,608
and (2019) 69,464 outstanding before treasury shares	696	694
Additional paid-in capital	2,225,993	2,219,660
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $66,616 at 2020 and $30,996 at 2019	297,137	28,152
Treasury shares, at cost; 29,636 shares (2020) and 28,665 shares (2019)	(3,622,172)	(3,422,152)
Retained earnings	10,384,645	10,306,571
Total shareholders' equity	9,286,299	9,132,925
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,584,793	$27,324,051

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,042,405	$1,817,299	$4,079,219	$3,549,996
Net investment income	38,083	179,028	185,883	320,004
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(4,063)	-	(25,837)	-
Other-than-temporary impairments on fixed maturity securities	-	(5,157)	-	(8,090)
Other net realized capital gains (losses)	188,711	35,429	(103)	130,594
Total net realized capital gains (losses)	184,648	30,272	(25,940)	122,504
Net derivative gain (loss)	11,869	353	(3,504)	3,584
Other income (expense)	(32,490)	(18,225)	(9,127)	(21,525)
Total revenues	2,244,515	2,008,727	4,226,531	3,974,563

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,407,016	1,094,630	2,837,856	2,143,180
Commission, brokerage, taxes and fees	466,316	420,950	914,838	810,424
Other underwriting expenses	118,130	104,833	246,990	203,818
Corporate expenses	8,733	7,535	18,566	14,187
Interest, fees and bond issue cost amortization expense	7,253	8,434	14,836	16,065
Total claims and expenses	2,007,448	1,636,382	4,033,086	3,187,674

INCOME (LOSS) BEFORE TAXES	237,067	372,345	193,445	786,889
Income tax expense (benefit)	46,187	39,477	(14,047)	99,470

NET INCOME (LOSS)	$190,880	$332,868	$207,492	$687,419

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	551,753	197,759	272,354	430,824
Reclassification adjustment for realized losses (gains) included in net income (loss)	(7,257)	(1,869)	24,142	(3,691)
Total URA(D) on securities arising during the period	544,496	195,890	296,496	427,133

Foreign currency translation adjustments	20,586	(25,832)	(30,238)	(11,780)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,806	1,151	2,726	2,302
Total benefit plan net gain (loss) for the period	1,806	1,151	2,726	2,302
Total other comprehensive income (loss), net of tax	566,888	171,209	268,984	417,655

COMPREHENSIVE INCOME (LOSS)	$757,768	$504,077	$476,476	$1,105,074

EARNINGS PER COMMON SHARE:
Basic	$4.78	$8.17	$5.14	$16.88
Diluted	4.77	8.15	5.13	16.82

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2020	2019
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	40,798,963	40,651,148
Issued during the period, net	159,423	194,584
Treasury shares acquired	(970,892)	(75,193)
Balance, March 31	39,987,494	40,770,539
Issued during the period, net	(15,849)	9,403
Treasury shares acquired	-	(39,440)
Balance, June 30	39,971,645	40,740,502

COMMON SHARES (par value):
Balance, January 1	$694	$692
Issued during the period, net	2	2
Balance, March 31	696	694
Issued during the period, net	-	-
Balance, June 30	696	694

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,219,660	2,188,777
Share-based compensation plans	(3,181)	767
Balance, March 31	2,216,479	2,189,544
Share-based compensation plans	9,514	8,917
Balance, June 30	2,225,993	2,198,461

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	28,152	(462,557)
Net increase (decrease) during the period	(297,903)	246,446
Balance, March 31	(269,751)	(216,111)
Net increase (decrease) during the period	566,888	171,209
Balance, June 30	297,137	(44,902)

RETAINED EARNINGS:
Balance, January 1	10,306,571	9,531,433
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	(4,214)	-
Net income (loss)	16,612	354,551
Dividends declared ($1.55 per share in 2020 and $1.40 per share in 2019)	(63,277)	(57,137)
Balance, March 31	10,255,692	9,828,847
Net income (loss)	190,880	332,868
Dividends declared ($1.55 per share 2020 and $1.40 per share 2019)	(61,927)	(56,999)
Balance, June 30	10,384,645	10,104,716

TREASURY SHARES AT COST:
Balance, January 1	(3,422,152)	(3,397,548)
Purchase of treasury shares	(200,020)	(16,153)
Balance, March 31	(3,622,172)	(3,413,701)
Purchase of treasury shares	-	(8,451)
Balance, June 30	(3,622,172)	(3,422,152)

TOTAL SHAREHOLDERS' EQUITY, June 30	$9,286,299	$8,836,817

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$207,492	$687,419
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(252,609)	(174,583)
Decrease (increase) in funds held by reinsureds, net	(23,498)	(55,421)
Decrease (increase) in reinsurance receivables	(147,515)	(19,319)
Decrease (increase) in income taxes	(25,000)	180,126
Decrease (increase) in prepaid reinsurance premiums	(29,699)	(137,092)
Increase (decrease) in reserve for losses and loss adjustment expenses	800,816	155,096
Increase (decrease) in future policy benefit reserve	(1,933)	(1,648)
Increase (decrease) in unearned premiums	159,744	219,263
Increase (decrease) in other net payable to reinsurers	89,499	132,474
Increase (decrease) in losses in course of payment	147,427	35,738
Change in equity adjustments in limited partnerships	84,066	(57,031)
Distribution of limited partnership income	40,447	41,321
Change in other assets and liabilities, net	(10,313)	(60,820)
Non-cash compensation expense	19,175	17,171
Amortization of bond premium (accrual of bond discount)	20,547	13,321
Net realized capital (gains) losses	25,940	(122,504)
Net cash provided by (used in) operating activities	1,104,586	853,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,261,650	1,009,921
Proceeds from fixed maturities sold - available for sale, at market value	990,273	2,318,207
Proceeds from fixed maturities sold - available for sale, at fair value	-	2,706
Proceeds from equity securities sold, at fair value	213,185	149,233
Distributions from other invested assets	164,975	143,752
Cost of fixed maturities acquired - available for sale, at market value	(2,301,701)	(3,466,331)
Cost of equity securities acquired, at fair value	(224,086)	(229,070)
Cost of other invested assets acquired	(343,332)	(207,323)
Net change in short-term investments	(439,457)	(499,983)
Net change in unsettled securities transactions	49,504	88,531
Net cash provided by (used in) investing activities	(628,989)	(690,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(12,841)	(7,485)
Purchase of treasury shares	(200,019)	(24,604)
Dividends paid to shareholders	(125,205)	(114,136)
Cost of debt repurchase	(10,647)	-
Cost of shares withheld on settlements of share-based compensation awards	(14,141)	(11,748)
Net cash provided by (used in) financing activities	(362,853)	(157,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,699	91

Net increase (decrease) in cash	114,443	5,272
Cash, beginning of period	808,036	656,095
Cash, end of period	922,479	661,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$10,895	$(83,995)
Interest paid	14,992	15,984

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 included in the Company’s most recent Form 10-K filing.

The Company consolidates the results of operations and financial position of all voting interest entities ("VOE") in which the Company has a controlling financial interest and all variable interest entities ("VIE") in which the Company is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstance surrounding each entity.

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	$(7,977)	$(10,248)	$(18,225)	$(17,030)	$(4,495)	$(21,525)
Total revenues	$2,018,975	$(10,248)	$2,008,727	$3,979,058	$(4,495)	$3,974,563

INCOME (LOSS) BEFORE TAXES	$382,593	$(10,248)	$372,345	$791,384	$(4,495)	$786,889
Income tax expense (benefit)	39,738	(261)	39,477	99,629	(159)	99,470

NET INCOME (LOSS)	$342,855	$(9,987)	$332,868	$691,755	$(4,336)	$687,419

COMPREHENSIVE INCOME (LOSS)	$514,064	$(9,987)	$504,077	$1,109,410	$(4,336)	$1,105,074

EARNINGS PER COMMON SHARE:
Basic	$8.42	$(0.25)	$8.17	$16.98	$(0.10)	$16.88
Diluted	$8.39	$(0.24)	$8.15	$16.93	$(0.11)	$16.82

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$9,574,440	$(43,007)	$9,531,433
Net income (loss)	348,900	5,651	354,551
Balance, March 31	9,866,203	(37,356)	9,828,847
Net income (loss)	342,855	(9,987)	332,868
Balance, June 30,	10,152,059	(47,343)	10,104,716
TOTAL STOCKHOLDER'S EQUITY, June 30	$8,884,160	$(47,343)	$8,836,817

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$691,755	$(4,336)	$687,419
Decrease (increase) in premiums receivable	(178,319)	3,736	(174,583)
Decrease (increase) in funds held by reinsureds, net	(56,180)	759	(55,421)
Decrease (increase) in income taxes	180,285	(159)	180,126

4. INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which provides guidance on the accounting for fixed maturity securities. The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit risk issues. The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of June 30, 2020 in accordance with ASU 2016-13 guidance. The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance.

	At June 30, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,355,970	$-	$79,243	$(282)	$1,434,931
Obligations of U.S. states and political subdivisions	508,478	-	27,597	(3,794)	532,281
Corporate securities	6,349,631	(22,253)	356,702	(66,292)	6,617,788
Asset-backed securities	1,076,648	-	16,728	(23,818)	1,069,558
Mortgage-backed securities
Commercial	850,616	-	71,017	(1,837)	919,796
Agency residential	2,016,481	-	74,813	(2,043)	2,089,251
Non-agency residential	3,153	-	-	(42)	3,111
Foreign government securities	1,461,380	(92)	73,849	(33,937)	1,501,200
Foreign corporate securities	2,769,881	(3,492)	158,296	(37,342)	2,887,343
Total fixed maturity securities	$16,392,238	(25,837)	$858,245	$(169,387)	$17,055,259

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489,660	$28,357	$(2,214)	$1,515,803	$-
Obligations of U.S. states and political subdivisions	507,353	29,651	(89)	536,915	-
Corporate securities	6,227,661	185,052	(37,767)	6,374,946	469
Asset-backed securities	892,373	6,818	(1,858)	897,333	-
Mortgage-backed securities
Commercial	814,570	31,236	(1,249)	844,557	-
Agency residential	2,173,099	36,361	(10,879)	2,198,581	-
Non-agency residential	5,723	-	(20)	5,703	-
Foreign government securities	1,492,315	47,148	(33,513)	1,505,950	71
Foreign corporate securities	2,870,737	107,999	(33,580)	2,945,156	447
Total fixed maturity securities	$16,473,491	$472,622	$(121,169)	$16,824,944	$987

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

	At June 30, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,401,446	$1,413,299	$1,456,960	$1,457,919
Due after one year through five years	6,415,691	6,636,170	6,757,107	6,869,359
Due after five years through ten years	3,712,330	3,987,207	3,471,370	3,609,816
Due after ten years	915,873	936,867	902,289	941,676
Asset-backed securities	1,076,648	1,069,558	892,373	897,333
Mortgage-backed securities:
Commercial	850,616	919,796	814,570	844,557
Agency residential	2,016,481	2,089,251	2,173,099	2,198,581
Non-agency residential	3,153	3,111	5,723	5,703
Total fixed maturity securities	$16,392,238	$17,055,259	$16,473,491	$16,824,944

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$614,077	$227,266	$337,053	$481,160
Fixed maturity securities, other-than-temporary impairment	-	(1,499)	-	(1,743)
Change in unrealized appreciation (depreciation), pre-tax	614,077	225,767	337,053	479,417
Deferred tax benefit (expense)	(69,581)	(29,954)	(40,557)	(52,431)
Deferred tax benefit (expense), other-than-temporary impairment	-	77	-	147
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$544,496	$195,890	$296,496	$427,133

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$28,192	$(282)	$-	$-	$28,192	$(282)
Obligations of U.S. states and political subdivisions	71,054	(3,569)	3,331	(225)	74,385	(3,794)
Corporate securities	712,066	(28,954)	170,908	(37,338)	882,974	(66,292)
Asset-backed securities	457,430	(16,504)	138,272	(7,314)	595,702	(23,818)
Mortgage-backed securities
Commercial	47,046	(1,196)	6,017	(641)	53,063	(1,837)
Agency residential	137,030	(1,067)	90,425	(976)	227,455	(2,043)
Non-agency residential	213	(3)	2,898	(39)	3,111	(42)
Foreign government securities	112,183	(6,363)	201,603	(27,574)	313,786	(33,937)
Foreign corporate securities	401,754	(10,593)	217,672	(26,749)	619,426	(37,342)
Total fixed maturity securities	$1,966,968	$(68,531)	$831,126	$(100,856)	$2,798,094	$(169,387)

	Duration of Unrealized Loss at June 30, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$74,911	$(897)	$154,772	$(24,782)	$229,683	$(25,679)
Due in one year through five years	738,690	(23,176)	325,533	(32,475)	1,064,223	(55,651)
Due in five years through ten years	368,721	(16,989)	51,998	(8,556)	420,719	(25,545)
Due after ten years	142,927	(8,699)	61,211	(26,073)	204,138	(34,772)
Asset-backed securities	457,430	(16,504)	138,272	(7,314)	595,702	(23,818)
Mortgage-backed securities	184,289	(2,266)	99,340	(1,656)	283,629	(3,922)
Total fixed maturity securities	$1,966,968	$(68,531)	$831,126	$(100,856)	$2,798,094	$(169,387)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2020 were $2,798,094 thousand and $169,387 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2020, did not exceed 0.1% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $68,531 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and foreign government securities. Of these unrealized losses, $43,605 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $100,856 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $68,587 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities	$133,918	$126,593	$271,842	$253,301
Equity securities	3,662	4,596	7,183	8,103
Short-term investments and cash	1,687	5,393	3,862	9,598
Other invested assets
Limited partnerships	(88,254)	48,243	(66,686)	56,540
Other	(2,962)	3,299	(16,033)	6,279
Gross investment income before adjustments	48,051	188,124	200,168	333,821
Funds held interest income (expense)	2,021	1,422	10,237	7,390
Future policy benefit reserve income (expense)	(303)	(359)	(514)	(593)
Gross investment income	49,769	189,187	209,891	340,618
Investment expenses	(11,686)	(10,159)	(24,008)	(20,614)
Net investment income	$38,083	$179,028	$185,883	$320,004

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

The Company had contractual commitments to invest up to an additional $1,501,536 thousand in limited partnerships and private placement loans at June 30, 2020. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of June 30, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $586,104 thousand.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturity securities, market value:
Allowance for credit losses	$(4,063)	$-	$(25,837)	$-
Other-than-temporary impairments	-	(5,157)	-	(8,090)
Gains (losses) from sales	9,619	6,097	(4,457)	11,370
Fixed maturity securities, fair value:
Gains (losses) from sales	-	356	-	356
Gains (losses) from fair value adjustments	(272)	-	(1,395)	13
Equity securities, fair value:
Gains (losses) from sales	16,274	(1,315)	(11,325)	3,733
Gains (losses) from fair value adjustments	161,694	30,362	17,691	114,803
Other invested assets	1,293	(153)	(1,034)	243
Short-term investments gain (loss)	103	82	417	76
Total net realized capital gains (losses)	$184,648	$30,272	$(25,940)	$122,504

	Roll Forward of Alowance for Credit Losses
	Three Months Eded June 30, 2020				Six Months Ended June 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$(17,305)	$(519)	$(3,950)	$(21,774)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(10,355)	-	(605)	(10,960)	(27,660)	(519)	(4,555)	(32,734)
Increases in allowance on previously
impaired securities	(782)	-	(300)	(1,082)	(782)	-	(300)	(1,082)
Decreases in allowance on previously
impaired securities	3,431	212	693	4,336	3,431	212	693	4,336
Reduction in allowance due to disposals	2,758	215	670	3,643	2,758	215	670	3,643

Balance as of June 30, 2020	$(22,253)	$(92)	$(3,492)	$(25,837)	$(22,253)	$(92)	$(3,492)	$(25,837)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales of fixed maturity securities	$488,320	$522,687	$990,273	$2,320,913
Gross gains from sales	21,355	11,908	35,356	28,046
Gross losses from sales	(11,736)	(5,455)	(39,813)	(16,320)

Proceeds from sales of equity securities	$100,344	$79,733	$213,185	$149,233
Gross gains from sales	18,172	2,576	20,756	8,251
Gross losses from sales	(1,898)	(3,891)	(32,081)	(4,518)

5. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Gross reserves beginning of period	$13,611,313	$13,119,090
Less reinsurance recoverables	(1,640,712)	(1,619,641)
Net reserves beginning of period	11,970,601	11,499,449

Incurred related to:
Current year	2,835,129	2,135,335
Prior years	2,727	7,845
Total incurred losses and LAE	2,837,856	2,143,180

Paid related to:
Current year	570,460	374,123
Prior years	1,579,931	1,598,544
Total paid losses and LAE	2,150,391	1,972,667

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(74,372)	(57,392)

Net reserves end of period	12,583,694	11,612,570
Plus reinsurance recoverables	1,692,947	1,636,918
Gross reserves end of period	$14,276,641	$13,249,488

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $2,835,129 thousand and $2,135,335 thousand for the six months ended June 30, 2020 and 2019, respectively. The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $309,978 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

6. DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged. Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). Five of these contracts had expired prior to June 30, 2020, and an additional contract expired on July 21, 2020, with no liabilities due under the terms of the expired contracts.

The Company had one remaining equity index put option contract at June 30, 2020, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the June 30, 2020 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.8%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At June 30, 2020, the present value of the theoretical maximum payout using a 3% discount factor was $145,706 thousand. Conversely, if the contract had expired on June 30, 2020, with the S&P index at 3,100.29, there would have been no settlement amount.

The Company had one equity index put option contract at June 30, 2020 based on the FTSE 100 index. This contract since expired on July 21, 2020 with no liability due under the terms of the contract.

At June 30, 2020 and December 31, 2019, the fair value for these equity put options was $9,088 thousand and $5,584 thousand, respectively.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2020	December 31, 2019
Equity index put option contracts	Equity index put option liability	$9,088	$5,584
Total		$9,088	$5,584

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the, Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2020	2019	2020	2019
Equity index put option contracts	Net derivative gain (loss)	$11,869	$353	$(3,504)	$3,584
Total		$11,869	$353	$(3,504)	$3,584

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2020, $1,023,838 thousand of fixed maturities, market value and $4,431 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $782,259 thousand, were valued by investment managers’ valuation committees and many of these fair values and all of the $4,431 thousand of fixed maturities, fair value were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $241,580 thousand were valued at either par or amortized cost, which the Company believes approximates fair value. At December 31, 2019, $772,979 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, $610,873 thousand, were valued by investment managers’ valuation committees and a majority of these fair values and all of the $5,826 thousand of fixed maturities, fair value were substantiated by valuations from independent third parties. The Company has procedures in place to review and evaluate these independent third party valuations. The remaining Level 3 fixed maturities of $162,106 thousand were valued at either par or amortized cost, which the Company believes approximates fair value.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2020 and December 31, 2019 of $365,554 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as Level 1 since the quoted prices are directly observable. Equity securities traded on foreign exchanges are categorized as Level 2 due to the added input of a foreign exchange conversion rate to determine fair or market value. The Company uses foreign currency exchange rates published by nationally recognized sources. During the three months ended June 30, 2020, the Company purchased preferred stock in a private entity and these are categorized as Level 3.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,434,931	$-	$1,434,931	$-
Obligations of U.S. States and political subdivisions	532,281	-	532,281	-
Corporate securities	6,617,788	-	5,895,954	721,834
Asset-backed securities	1,069,558	-	773,828	295,730
Mortgage-backed securities
Commercial	919,796	-	919,796	-
Agency residential	2,089,251	-	2,089,251	-
Non-agency residential	3,111	-	3,111	-
Foreign government securities	1,501,200	-	1,501,200	-
Foreign corporate securities	2,887,343	-	2,881,069	6,274
Total fixed maturities, market value	17,055,259	-	16,031,421	1,023,838

Fixed maturities, fair value	4,431	-	-	4,431
Equity securities, fair value	949,170	875,708	63,585	9,877

Liabilities:
Equity index put option contracts	$9,088	$-	$-	$9,088

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2020.

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

In addition, $224,467 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed		Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities		Corporate	Total
Beginning balance fixed maturities at market value	$713,081	$238,631	$-	$951,712	$617,588	$153,641		$1,750	$772,979
Total gains or (losses) (realized/unrealized)
Included in earnings	(248)	121	(97)	(224)	(462)	125		(97)	(434)
Included in other comprehensive income (loss)	(549)	18,092	(40)	17,503	(3,906)	2,210		(40)	(1,736)
Purchases, issuances and settlements	14,345	38,886	5,434	58,665	113,409	139,754		3,684	256,847
Transfers in and/or (out) of Level 3	(4,795)	-	977	(3,818)	(4,795)	-		977	(3,818)
Ending balance	$721,834	$295,730	$6,274	$1,023,838	$721,834	$295,730		$6,274	$1,023,838

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$(539)	$-	$	$-	$(539)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$437,826	$7,298	$445,124	$428,215	$7,744	$435,959
Total gains or (losses) (realized/unrealized)
Included in earnings	(2,528)	(238)	(2,766)	2,330	(119)	2,211
Included in other comprehensive income (loss)	1,871	-	1,871	2,444	-	2,444
Purchases, issuances and settlements	101,732	(4,967)	96,765	108,370	(5,532)	102,838
Transfers in and/or (out) of Level 3	3,977	-	3,977	1,519	-	1,519
Ending balance	$542,878	$2,093	$544,971	$542,878	$2,093	$544,971

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$4,703	$4,703	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	(272)	(272)	(1,395)	(1,395)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$4,431	$4,431	$4,431	$4,431

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

 The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity securities, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$-	$-	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	9,877	-	9,877	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$9,877	$-	$9,877	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were ($3,818) thousand for both the three and six months ended June 30, 2020 and were $3,977 thousand and $1,519 thousand for the three and six months ended June 30, 2019, respectively. The transfers during 2020 were related to securities that were priced using investment managers as of December 31, 2019 and were subsequently priced by a recognized pricing service as of June 30, 2020. The transfers during 2019 were related to securities that were priced using investment managers as of December 31, 2018 and were subsequently priced by a recognized pricing service as of June 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Liabilities:
Balance, beginning of period	$20,958	$8,727	$5,584	$11,958
Total (gains) or losses (realized/unrealized)
Included in earnings	(11,869)	(353)	3,504	(3,584)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$9,088	$8,374	$9,088	$8,374

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss) per share:
Numerator
Net income (loss)	$190,880	$332,868	$207,492	$687,419
Less: dividends declared-common shares and nonvested common shares	(61,927)	(56,999)	(125,205)	(114,136)
Undistributed earnings	128,953	275,869	82,287	573,283
Percentage allocated to common shareholders (1)	98.7%	98.9%	98.7%	98.9%
	127,233	272,750	81,224	567,037
Add: dividends declared-common shareholders	61,148	56,394	123,637	112,925
Numerator for basic and diluted earnings per common share	$188,381	$329,144	$204,861	$679,962

Denominator
Denominator for basic earnings per weighted-average common shares	39,449	40,277	39,827	40,291
Effect of dilutive securities:
Options	69	126	81	134
Denominator for diluted earnings per adjusted weighted-average common shares	39,519	40,404	39,908	40,425

Per common share net income (loss)
Basic	$4.78	$8.17	$5.14	$16.88
Diluted	$4.77	$8.15	$5.13	$16.82

(1) Basic weighted-average common shares outstanding	39,449	40,277	39,827	40,291
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	39,983	40,738	40,348	40,735
Percentage allocated to common shareholders	98.7%	98.9%	98.7%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2020 and 2019.

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

Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2020	2019
The Prudential	$141,186	$141,703
Unaffiliated life insurance company	33,778	35,082

10. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$620,926	$(69,173)	$551,753	$305,725	$(33,371)	$272,354
Reclassification of net realized losses (gains) included in net income (loss)	(6,849)	(408)	(7,257)	31,328	(7,186)	24,142
Foreign currency translation adjustments	22,825	(2,239)	20,586	(35,898)	5,660	(30,238)
Reclassification of benefit plan liability amortization included in net income (loss)	2,286	(480)	1,806	3,451	(725)	2,726
Total other comprehensive income (loss)	$639,188	$(72,300)	$566,888	$304,606	$(35,622)	$268,984

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$228,053	$(28,872)	$199,181	$484,683	$(52,263)	$432,420
URA(D) on securities - OTTI	(1,499)	77	(1,422)	(1,743)	147	(1,596)
Reclassification of net realized losses (gains) included in net income (loss)	(787)	(1,082)	(1,869)	(3,523)	(168)	(3,691)
Foreign currency translation adjustments	(27,823)	1,991	(25,832)	(11,225)	(555)	(11,780)
Reclassification of benefit plan liability amortization included in net income (loss)	1,457	(306)	1,151	2,914	(612)	2,302
Total other comprehensive income (loss)	$199,401	$(28,192)	$171,209	$471,106	$(53,451)	$417,655

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2020	2019	2020	2019	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(6,849)	$(787)	$31,328	$(3,523)	Other net realized capital gains (losses)
	(408)	(1,082)	(7,186)	(168)	Income tax expense (benefit)
	$(7,257)	$(1,869)	$24,142	$(3,691)	Net income (loss)

Benefit plan net gain (loss)	$2,286	$1,457	$3,451	$2,914	Other underwriting expenses
	(480)	(306)	(725)	(612)	Income tax expense (benefit)
	$1,806	$1,151	$2,726	$2,302	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance of URA (D) on securities	$56,426	$51,851	$304,425	$(179,392)
Current period change in URA (D) of investments - temporary	544,496	197,312	296,496	428,729
Current period change in URA (D) of investments - non-credit OTTI	-	(1,422)	-	(1,596)
Ending balance of URA (D) on securities	600,922	247,741	600,922	247,741

Beginning balance of foreign currency translation adjustments	(252,541)	(201,695)	(201,717)	(215,747)
Current period change in foreign currency translation adjustments	20,586	(25,832)	(30,238)	(11,780)
Ending balance of foreign currency translation adjustments	(231,955)	(227,527)	(231,955)	(227,527)

Beginning balance of benefit plan net gain (loss)	(73,636)	(66,267)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	1,806	1,151	2,726	2,302
Ending balance of benefit plan net gain (loss)	(71,830)	(65,116)	(71,830)	(65,116)

Ending balance of accumulated other comprehensive income (loss)	$297,137	$(44,902)	$297,137	$(44,902)

(Some amounts may not reconcile due to rounding.)

11. CREDIT FACILITIES

The Company has two active credit facilities for a total commitment of up to $1,000,000 thousand and an additional credit facility for a total commitment of up to £52,175 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Credit facility interest and fees incurred	$332	$105	$455	$210

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2020, was $6,309,551 thousand. As of June 30, 2020, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50,000 thousand under Tranche one of the credit facility as an unsecured revolving credit loan. The loan was fully paid off on June 26, 2020. There were no revolving credit borrowings from the facility during the year ended 2019.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2020			At December 31, 2019
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$99,077	12/31/2020	$200,000	$33,737	12/31/2020
	Tranche Two	600,000	579,543	12/31/2020	600,000	2,381	7/29/2020
	Tranche Two		5,324	7/29/2021		1,649	9/30/2020
	Tranche Two		-			573,353	12/31/2020
	Tranche Two		-			12,364	1/4/2021
Total Wells Fargo Bank Group Credit Facility		$800,000	$683,944		$800,000	$623,484

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$3,672	11/24/2020	$200,000	$4,425	02/29/2020
		93,582	12/31/2020		512	09/03/2020
		4,425	02/28/2021		3,672	11/24/2020
		546	08/15/2021		177	12/16/2020
		173	12/16/2021		125	12/20/2020
		122	12/20/2021		101,404	12/31/2020
		5,161	12/31/2021		559	08/15/2021
		149	04/13/2024		37,096	12/30/2023
		37,121	6/30/2024		-
Total Citibank Bilateral Agreement	$200,000	$144,951		$200,000	$147,970

Everest International Credit Facility

Effective May 12, 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provides up to £52,175 thousand for the issuance of standby letters of credit on a collateralized basis. The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility. The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of

$5,532,663 thousand (70% of consolidated net worth as of December 31, 2018), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2020, was $5,847,290 thousand. As of June 30, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£52,175	£52,175	12/31/2023	£47,000	£47,000	12/31/2023
	-	-		-	-
Total Lloyd's Bank Credit Facility	£52,175	£52,175		£47,000	£47,000

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2020, Everest Re had admitted assets of approximately $13,435,683 thousand which provides borrowing capacity of up to approximately $1,343,568 thousand. Through June 30, 2020, Everest had no borrowings through the FLHB.

12. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2020, the total amount on deposit in trust accounts was $1,117,338 thousand.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mt. Logan Re Segregated Accounts	2020	2019	2020	2019
(Dollars in thousands)
Ceded written premiums	48,522	58,887	158,710	140,450
Ceded earned premiums	71,143	74,315	161,693	140,640
Ceded losses and LAE	40,936	39,366	86,051	85,415

Assumed written premiums	2,795	2,724	5,554	5,033
Assumed earned premiums	2,795	2,724	5,554	5,033
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $749,759 thousand and $993,036 thousand at June 30, 2020 and

December 31, 2019, respectively. Of this amount, Group had investments recorded at $71,789 thousand and $46,390 thousand at June 30, 2020 and December 31, 2019, respectively, in the segregated accounts.

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

				June 30, 2020		December 31, 2019
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06-05-2014	06-01-2044	400,000	$397,134	$469,804	$397,074	$452,848

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In thousands	2020	2019	2020	2019
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

14. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2020		December 31, 2019
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04-26-2007	$400,000	05-15-2037	05-01-2067	$223,625	$197,378	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2020 to August 16, 2020 is 2.78%.

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

The Company repurchased and retired $11,483 thousand and $13,183 thousand of its outstanding long term subordinated notes during the three and six months ended June 30, 2020, respectively. The Company realized a gain of $2,034 thousand and $2,536 thousand from the repurchase of the long term subordinated notes for the three and six months ended June 30, 2020, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense incurred	$2,000	$3,406	$4,539	$6,011

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Lease expense incurred:
Operating lease cost	$8,258	$6,031	$16,148	$11,218

	At June 30,	At December 31,
(Dollars in thousands)	2020	2019
Operating lease right of use assets	$151,653	$161,435
Operating lease liabilities	163,690	169,909

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating cash flows from operating leases	$(4,917)	$(4,495)	$(9,836)	$(8,926)

	At June 30,	At December 31,
	2020	2019
Weighted average remaining operating lease term	12.3 years	12.6 years
Weighted average discount rate on operating leases	4.10%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020	$10,269
2021	18,433
2022	20,883
2023	20,110
2024	19,859
2025	16,868
Thereafter	119,204
Undiscounted lease payments	225,626
Less: present value adjustment	61,936
Total operating lease liability	$163,690

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
Reinsurance	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$1,538,348	$1,409,587	$3,316,119	$2,941,638
Net written premiums	1,424,089	1,234,686	3,037,183	2,629,239

Premiums earned	$1,502,256	$1,343,760	$2,987,476	$2,651,279
Incurred losses and LAE	1,005,677	783,082	2,026,319	1,555,280
Commission and brokerage	387,339	345,378	757,695	668,015
Other underwriting expenses	39,698	37,430	83,837	73,199
Underwriting gain (loss)	$69,542	$177,870	$119,625	$354,785

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$830,990	$757,068	$1,624,090	$1,352,125
Net written premiums	593,389	549,297	1,181,774	1,006,442

Premiums earned	$540,149	$473,539	$1,091,743	$898,717
Incurred losses and LAE	401,339	311,548	811,537	587,900
Commission and brokerage	78,977	75,572	157,143	142,409
Other underwriting expenses	78,432	67,403	163,153	130,619
Underwriting gain (loss)	$(18,599)	$19,016	$(40,090)	$37,789

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Underwriting gain (loss)	$50,943	$196,886	$79,535	$392,574
Net investment income	38,083	179,028	185,883	320,004
Net realized capital gains (losses)	184,648	30,272	(25,940)	122,504
Net derivative gain (loss)	11,869	353	(3,504)	3,584
Corporate expenses	(8,733)	(7,535)	(18,566)	(14,187)
Interest, fee and bond issue cost amortization expense	(7,253)	(8,434)	(14,836)	(16,065)
Other income (expense)	(32,490)	(18,225)	(9,127)	(21,525)
Income (loss) before taxes	$237,067	$372,345	$193,445	$786,889

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
United Kingdom gross written premium	$236,100	$207,140	$542,808	$470,997

No other country represented more than 5% of the Company’s revenues.

17. SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2020, no restricted stock awards were granted. For the six months ended June 30, 2020, 167,829 restricted stock awards were granted on February 26, 2020, with a fair value of $277.145 per share and, 16,120 performance share unit awards were granted on February 26, 2020, with a fair value of $277.145 per unit.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$2,041	$2,276	$6,052	$4,552
Interest cost	2,563	2,930	5,046	5,860
Expected return on plan assets	(5,197)	(5,016)	(10,394)	(10,031)
Amortization of net (income) loss	2,462	1,601	3,675	3,203
FAS 88 settlement charge	-	104	-	208
Net periodic benefit cost	$1,869	$1,895	$4,379	$3,792

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$311	$286	$452	$573
Interest cost	215	295	429	590
Amortization of prior service cost	(176)	(144)	(224)	(289)
Net periodic benefit cost	$350	$437	$657	$874

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2020 and 2019, respectively.

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

20. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In late July and early August 2020, Hurricane Isaias impacted the United States and the Caribbean. Also, on August 4, 2020, an explosion occurred in Beirut, Lebanon which impacted a port and surrounding area. Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from these events will adversely impact third quarter 2020 financial statements.

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

Worldwide insurance and reinsurance market conditions historically have been competitive. Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments. These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provided capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products was being primarily driven by a low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments. This increased competition was generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

The industry continues to deal with the impacts of a global pandemic, COVID-19. Globally, many countries mandated that their citizens remain at home and many non-essential businesses have continued to be physically closed. We closed our physical offices; however, we activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

The pandemic has caused significant volatility in the global financial markets. Interest rates plummeted, credit spreads widened and the equity markets lost value. We saw our fixed maturity and equity portfolios decline in value resulting in realized and unrealized investment losses in our March 31, 2020 financial statements. However, the financial markets rebounded during the second quarter and we recognized after-tax realized gains of $150.5 million and unrealized gains of $544.5 million in our June 30, 2020 financial statements. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses. Our other invested assets are comprised primarily of limited partnership investments. The change in limited partnership values are generally recorded on a quarter lag. As expected, the change in limited partnership values had a negative impact on our second quarter results, reducing net investment income by $88.3 million.

There will also be a negative impact on future industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity. To the extent that premiums are based on business activity, there will be a decline in premium volume. Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location. For the quarter ended June 30, 2020, our underwriting results include $160 million of estimated losses related to the pandemic and $310 million for the six months ended June 30, 2020. We anticipate this Pandemic could have a meaningful impact on our revenue, as well as net and operating income in future quarters as a result of reinsurance and insurance claims due to the pandemic and resulting macro-economic market conditions.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2020	2019	(Decrease)	2020	2019	(Decrease)
Gross written premiums	$2,369.3	$2,166.7	9.4%	$4,940.2	$4,293.8	15.1%
Net written premiums	2,017.5	1,784.0	13.1%	4,219.0	3,635.7	16.0%

REVENUES:
Premiums earned	$2,042.4	$1,817.3	12.4%	$4,079.2	$3,550.0	14.9%
Net investment income	38.1	179.0	(78.7)%	185.9	320.0	(41.9)%
Net realized capital gains (losses)	184.6	30.3	NM %	(25.9)	122.5	(121.2)%
Net derivative gain (loss)	11.9	0.4	NM %	(3.5)	3.6	(197.8)%
Other income (expense)	(32.5)	(18.2)	89.4%	(9.1)	(21.5)	(45.8)%
Total revenues	2,244.5	2,008.7	11.7%	4,226.5	3,974.6	6.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,407.0	1,094.6	28.5%	2,837.9	2,143.2	32.4%
Commission, brokerage, taxes and fees	466.3	421.0	10.8%	914.8	810.4	12.9%
Other underwriting expenses	118.1	104.8	12.7%	247.0	203.8	21.2%
Corporate expenses	8.7	7.5	15.9%	18.6	14.2	30.9%
Interest, fees and bond issue cost amortization expense	7.3	8.4	(14.0)%	14.8	16.1	(7.6)%
Total claims and expenses	2,007.4	1,636.4	22.7%	4,033.1	3,187.7	26.5%

INCOME (LOSS) BEFORE TAXES	237.1	372.3	(36.3)%	193.4	786.9	(75.4)%
Income tax expense (benefit)	46.2	39.5	17.0%	(14.0)	99.5	(114.1)%
NET INCOME (LOSS)	$190.9	$332.9	(42.7)%	$207.5	$687.4	(69.8)%

RATIOS:			Point Change			Point Change
Loss ratio	68.9%	60.2%	8.7	69.6%	60.4%	9.2
Commission and brokerage ratio	22.8%	23.2%	(0.4)	22.4%	22.8%	(0.4)
Other underwriting expense ratio	5.8%	5.8%	-	6.1%	5.7%	0.4
Combined ratio	97.5%	89.2%	8.3	98.1%	88.9%	9.2

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2020	2019	(Decrease)
Balance sheet data:
Total investments and cash				$21,601.7	$20,748.5	4.1%
Total assets				28,584.8	27,324.1	4.6%
Loss and loss adjustment expense reserves				14,276.6	13,611.3	4.9%
Total debt				620.8	633.8	(2.1)%
Total liabilities				19,298.5	18,191.1	6.1%
Shareholders' equity				9,286.3	9,132.9	1.7%
Book value per share				232.32	223.85	3.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 9.4% to $2,369.3 million for the three months ended June 30, 2020, compared to $2,166.7 million for the three months ended June 30, 2019, reflecting a $128.8 million, or 9.1%, increase in our reinsurance business and a $73.9 million, or 9.8%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property business, casualty writings and facultative business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, specialty lines and business written through the Lloyd’s Syndicate. Gross written premiums increased by 15.1% to $4,940.2 million for the six months ended June 30, 2020, compared to $4,293.8 million for the six months ended June 30, 2019, reflecting a $374.5 million, or 12.7%, increase in our reinsurance business and a $272.0 million, or 20.1%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in treaty property business and facultative business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, specialty lines, accident and health and business written through the Lloyd’s Syndicate.

Net written premiums increased by 13.1% to $2,017.5 million for the three months ended June 30, 2020, compared to $1,784.0 million for the three months ended June 30, 2019. Net written premiums increased by 16.0% to $4,219.0 million for the six months ended June 30, 2020, compared to $3,635.7 million for the six months ended June 30, 2019. The differences between the changes in gross written premiums compared to the changes in net written premiums are primarily due to varying utilization of reinsurance. Premiums earned increased by 12.4% to $2,042.4 million for the three months ended June 30, 2020, compared to $1,817.3 million for the three months ended June 30, 2019. Premiums earned increased by 14.9% to $4,079.2 million for the six months ended June 30, 2020, compared to $3,550.0 million for the six months ended June 30, 2019. The changes in premiums earned relative to net written premiums are the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income decreased by 78.7% to $38.1 million for the three months ended June 30, 2020, compared with investment income of $179.0 million for the three months ended June 30, 2019. Net investment income decreased by 41.9% to $185.9 million for the six months ended June 30, 2020, compared with investment income of $320.0 million for the six months ended June 30, 2019. Net pre-tax investment income, as a percentage of average invested assets, was 0.7% for the three months ended June 30, 2020, compared to 3.7% for the three months ended June 30, 2019. Net pre-tax investment income, as a percentage of average invested assets, was 1.8% for the six months ended June 30, 2020, compared to 3.4% for the six months ended June 30, 2019. The decreases in income and yield were primarily the result of losses from our limited partnerships, partially offset by higher income from our growing fixed maturity portfolio.

Net Realized Capital Gains (Losses). Net realized capital gains were $184.6 million and $30.3 million for the three months ended June 30, 2020 and 2019, respectively. As discussed earlier, the COVID-19 pandemic caused significant volatility in the global financial markets. The net realized capital gains of $184.6 million for the three months ended June 30, 2020 were comprised of $161.4 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $27.3 million of net realized capital gains from sales of investments, partially offset by $4.1 million of net allowances for credit losses. The net realized capital gains of $30.3 million for the three months ended June 30, 2019 were comprised of $30.4 million of net gains from fair value re-measurements and $5.1 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-temporary impairments.

Net realized capital losses were $25.9 million and net realized capital gains were $122.5 million for the six months ended June 30, 2020 and 2019, respectively. The net realized capital losses of $25.9 million for the six months ended June 30, 2020 were comprised of $25.8 million of net allowances for credit losses and $16.4 million of net realized capital losses from sales of investments, partially offset by $16.3 million of net gains from fair value re-measurements. The net realized capital gains of $122.5 million for the six months ended June 30, 2019 were comprised of $114.8 million of net gains from fair value re-measurements and $15.8 million of net realized capital gains from sales of investments, partially offset by $8.1 million of other-than-temporary impairments.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, two of which remained outstanding at June 30, 2020. These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss). As a result of these adjustments in value, we recognized net derivative gains of $11.9 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and net derivative losses of $3.5 million and net derivative gains of $3.6 million for the six months ended June 30, 2020 and 2019, respectively. The changes in the fair value of these equity index put option contracts is generally indicative of the changes in the equity markets and interest rates over the same periods.

Other Income (Expense). We recorded other expense of $32.5 million and $18.2 million for the three months ended June 30, 2020 and 2019, respectively. We recorded other expense of $9.1 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re and changes in deferred gains related to any retroactive reinsurance transactions. We recognized foreign currency exchange expense of $44.2 million and $18.1 million for the three months ended June 30, 2020 and 2019, respectively. We recognized foreign currency exchange expense of $23.6 million and $18.5 million for the six months ended June 30, 2020 and 2019, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,386.7	67.9%		$5.3	0.3%		$1,392.0	68.2%
Catastrophes	15.0	0.7%		-	-%		15.0	0.7%
Total	$1,401.7	68.6%		$5.3	0.3%		$1,407.0	68.9%

2019
Attritional	$1,085.2	59.6%		$(20.6)	-1.1%		$1,064.6	58.5%
Catastrophes	-	-%		30.0	1.7%		30.0	1.7%
Total	$1,085.2	59.6%		$9.4	0.6%		$1,094.6	60.2%

Variance 2020/2019
Attritional	$301.5	8.3	pts	$25.9	1.4	pts	$327.4	9.7	pts
Catastrophes	15.0	0.7	pts	(30.0)	(1.7)	pts	(15.0)	(1.0)	pts
Total	$316.5	9.0	pts	$(4.1)	(0.3)	pts	$312.4	8.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$2,790.1	68.4%		$2.7	0.1%		$2,792.9	68.5%
Catastrophes	45.0	1.1%		-	-%		45.0	1.1%
Total	$2,835.1	69.5%		$2.7	0.1%		$2,837.9	69.6%

2019
Attritional	$2,110.3	59.5%		$(22.2)	-0.6%		$2,088.2	58.9%
Catastrophes	25.0	0.7%		30.0	0.8%		55.0	1.5%
Total	$2,135.3	60.2%		$7.8	0.2%		$2,143.2	60.4%

Variance 2020/2019
Attritional	$679.8	8.9	pts	$24.9	0.7	pts	$704.7	9.6	pts
Catastrophes	20.0	0.4	pts	(30.0)	(0.8)	pts	(10.0)	(0.4)	pts
Total	$699.8	9.3	pts	$(5.1)	(0.1)	pts	$694.7	9.2	pts

Incurred losses and LAE increased by 28.5% to $1,407.0 million for the three months ended June 30, 2020, compared to $1,094.6 million for the three months ended June 30, 2019. The increase was primarily due to a rise of $301.5 million in current year attritional losses, mainly due to $160.0 million of losses related to the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $15.0 million in current year catastrophe losses. The current year catastrophe losses of $15.0 million for the three months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million). There were no current year catastrophe losses for the three months ended June 30, 2019.

Incurred losses and LAE increased by 32.4% to $2,837.9 million for the six months ended June 30, 2020, compared to $2,143.2 million for the six months ended June 30, 2019. The increase was primarily due to a rise of $679.8 million in current year attritional losses, mainly due to $310.0 million of losses related to the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $20.0 million in current year catastrophe losses. The current year catastrophe losses of $45.0 million for the six months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million), Nashville tornadoes ($13.1 million), Australia East Coast Storm ($10.0 million) and the 2020 Australia fires ($6.9 million). The $25.0 million of current year catastrophe losses for the six months ended June 30, 2019 related to the Townsville monsoon in Australia ($25.0 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 10.8% to $466.3 million for the three months ended June 30, 2020, compared to $421.0 million for the three months ended June 30, 2019. Commission, brokerage, taxes and fees increased by 12.9% to $914.8 million for the six months ended June 30, 2020, compared to $810.4 million for the six months ended June 30, 2019. The increases were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $118.1 million and $104.8 million for the three months ended June 30, 2020 and 2019, respectively. Other underwriting expenses were $247.0 million and $203.8 million for the six months ended June 30, 2020 and 2019, respectively. The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $8.7 million and $7.5 million for the three months ended June 30, 2020 and 2019, respectively, and $18.6 million and $14.2 million for the six months ended June 30, 2020 and 2019, respectively. These increases were mainly due to higher incentive compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $7.3 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively. Interest, fees and other bond amortization expense was $14.8 million and $16.1 million for the six months ended June 30, 2020 and 2019, respectively. Any variance in expense was primarily due to the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.78% as of June 30, 2020.

Income Tax Expense (Benefit). We had an income tax expense of $46.2 million and an income tax benefit of $14.0 million for the three and six months ended June 30, 2020, respectively. We had an income tax expense of $39.5 million and $99.5 million for the three and six months ended June 30, 2019, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to the estimated incurred losses from the COVID-19 pandemic and the beneficial tax impact from the Coronavirus Aid, Relief and Economic Securities Act (“the CARES Act”).

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

Net Income (Loss).

Our net income was $190.9 million and $332.9 million for the three months ended June 30, 2020 and 2019, respectively. Our net income was $207.5 million and $687.4 million for the six months ended June 30, 2020 and 2019, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 8.3 points to 97.5% for the three months ended June 30, 2020, compared to 89.2% for the three months ended June 30, 2019, and increased by 9.2 points to 98.1% for the six months ended June 30, 2020, compared to 88.9% for the six months ended June 30, 2019. The loss ratio component increased 8.7 points and 9.2 points for the three and six months ended June 30, 2020 over the same periods last year mainly due to $160.0 million and $310.0 million of attritional losses related to the COVID-19 pandemic for the three and six months ended June 30, 2020, respectively. The commission and brokerage ratio component decreased slightly to 22.8% for the three months ended June 30, 2020 compared to 23.2% for the three months ended June 30, 2019, and decreased slightly to 22.4% for the six months ended June 30, 2020 compared to 22.8% for the six months ended June 30, 2019. The changes were mainly due to changes in the mix of business. The other underwriting expense ratio remained flat at 5.8% for the three months ended June 30, 2020 and 2019, and increased slightly to 6.1% for the six months ended June 30, 2020 from 5.7% for the six months ended June 30, 2019. The increase for the six month period was mainly due to higher incentive compensation expenses.

Shareholders’ Equity.

Shareholders’ equity increased by $153.4 million to $9,286.3 million at June 30, 2020 from $9,132.9 million at December 31, 2019, principally as a result of $296.5 million of unrealized appreciation on investments net of tax, $207.5 million of net income, $6.3 million of share-based compensation transactions and $2.7 million of net benefit plan obligation adjustments, partially offset by the repurchase of 970,892 common shares for $200.0 million, $125.2 million of shareholder dividends, $30.2 million of net foreign currency translation adjustments and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 78.7% to $38.1 million for the three months ended June 30, 2020, compared with investment income of $179.0 million for the three months ended June 30, 2019. Net investment income decreased by 41.9% to $185.9 million for the six months ended June 30, 2020, compared with investment income of $320.0 million for the six months ended June 30, 2019. The decreases were primarily the result of losses from our limited partnerships, partially offset by higher income from our growing fixed maturity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Fixed maturities	$133.9	$126.6	$271.8	$253.3
Equity securities	3.7	4.6	7.2	8.1
Short-term investments and cash	1.7	5.4	3.9	9.6
Other invested assets
Limited partnerships	(88.3)	48.2	(66.7)	56.5
Other	(2.9)	3.3	(16.0)	6.3
Gross investment income before adjustments	48.1	188.1	200.2	333.8
Funds held interest income (expense)	2.0	1.4	10.2	7.4
Future policy benefit reserve income (expense)	(0.3)	(0.4)	(0.5)	(0.6)
Gross investment income	49.8	189.1	209.9	340.6
Investment expenses	(11.7)	(10.2)	(24.0)	(20.6)
Net investment income	$38.1	$179.0	$185.9	$320.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2020	2019
Imbedded pre-tax yield of cash and invested assets	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets	2.9%	3.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Annualized pre-tax yield on average cash and invested assets	0.7%	3.7%	1.8%	3.4%
Annualized after-tax yield on average cash and invested assets	0.6%	3.4%	1.6%	3.0%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	2020	2019	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$21.4	$11.6	$9.8	$35.4	$27.7	$7.7
Losses	(11.7)	(5.4)	(6.3)	(39.8)	(16.3)	(23.5)
Total	9.6	6.1	3.5	(4.5)	11.4	(15.8)

Fixed maturity securities, fair value:
Gains	$-	$0.4	$(0.4)	-	0.4	(0.4)
Losses	-	-	-	-	-	-
Total	-	0.4	(0.4)	-	0.4	(0.4)
Equity securities, fair value:
Gains	18.2	2.6	15.6	20.8	8.3	12.5
Losses	(1.9)	(3.9)	2.0	(32.1)	(4.5)	(27.6)
Total	16.3	(1.4)	17.6	(11.3)	3.7	(15.0)

Other Invested Assets:
Gains	1.6	(0.1)	1.7	4.6	0.3	4.3
Losses	(0.3)	(0.1)	(0.2)	(5.6)	(0.1)	(5.5)
Total	1.3	(0.2)	1.5	(1.0)	0.2	(1.2)

Short Term Investments:
Gains	0.1	0.1	-	0.4	0.1	0.3
Losses	-	-	-	-	-	-
Total	0.1	0.1	-	0.4	0.1	0.3

Total net realized gains (losses) from sales:
Gains	41.2	14.6	26.6	61.1	36.7	24.4
Losses	(13.9)	(9.4)	(4.4)	(77.5)	(20.9)	(56.6)
Total	27.3	5.1	22.2	(16.4)	15.8	(32.2)

Allowance for credit losses	(4.1)	-	(4.1)	(25.8)	-	(25.8)

Other-than-temporary impairments:	-	(5.2)	5.2	-	(8.1)	8.1

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.3)	-	(0.3)	(1.4)	-	(1.4)
Equity securities, fair value	161.7	30.4	131.3	17.7	114.8	(97.1)
Total	161.4	30.4	131.0	16.3	114.8	(98.5)

Total net realized capital gains (losses)	$184.6	$30.3	$154.3	(25.9)	122.5	(148.5)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $184.6 million and $30.3 million for the three months ended June 30, 2020 and 2019, respectively. As discussed earlier, the COVID-19 pandemic caused significant volatility in the global financial markets. For the three months ended June 30, 2020, we recorded $161.4 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $27.3 million of net realized capital gains from sales of investments, partially offset by $4.1 million of net allowances for credit losses. For the three months ended June 30, 2019, we recorded $30.4 million of net gains from fair value re-measurements and $5.1 million of net realized capital gains from sales of investments, partially offset by $5.2 million of other-than-temporary impairments. The fixed maturity and equity sales for the three months ended June 30, 2020 and 2019 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $25.9 million and net realized capital gains were $122.5 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, we recorded $25.8 million of net allowances for credit losses and $16.4 million of net realized capital losses from sales of investments, partially offset by $16.3 million of net gains from fair value re-measurements. For the six months ended June 30, 2019, we recorded $114.8 million of net gains from fair value re-measurements and $15.8 million of net realized capital gains from sales of investments, partially offset by $8.1 million of other-than-temporary impairments. The fixed maturity and equity sales for the six months ended June 30, 2020 and 2019 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$1,538.3	$1,409.6	$128.8	9.1%	$3,316.1	$2,941.6	$374.5	12.7%
Net written premiums	1,424.1	1,234.7	189.4	15.3%	3,037.2	2,629.2	407.9	15.5%

Premiums earned	$1,502.3	$1,343.8	$158.5	11.8%	$2,987.5	$2,651.3	$336.2	12.7%
Incurred losses and LAE	1,005.7	783.1	222.6	28.4%	2,026.3	1,555.3	471.0	30.3%
Commission and brokerage	387.3	345.4	42.0	12.2%	757.7	668.0	89.7	13.4%
Other underwriting expenses	39.7	37.4	2.3	6.1%	83.8	73.2	10.6	14.5%
Underwriting gain (loss)	$69.5	$177.9	$(108.3)	-60.9%	$119.6	$354.8	$(235.2)	-66.3%

				Point Chg				Point Chg
Loss ratio	67.0%	58.3%		8.7	67.8%	58.6%		9.2
Commission and brokerage ratio	25.8%	25.7%		0.1	25.4%	25.2%		0.2
Other underwriting expense ratio	2.6%	2.8%		(0.2)	2.8%	2.8%		-
Combined ratio	95.4%	86.8%		8.6	96.0%	86.6%		9.4

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.1% to $1,538.3 million for the three months ended June 30, 2020 from $1,409.6 million for the three months ended June 30, 2019, primarily due to an increase in treaty property writings, casualty business and facultative business. Net written premiums increased by 15.3% to $1,424.1 million for the three months ended June 30, 2020 compared to $1,234.7 million for the three months ended June 30, 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased by 11.8% to $1,502.3 million for the three months ended June 30, 2020, compared to $1,343.8 million for the three months ended June 30, 2019. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.7% to $3,316.1 million for the six months ended June 30, 2020 from $2,941.6 million for the six months ended June 30, 2019, primarily due to an increase in treaty property writings, casualty business and facultative business. Net written premiums increased by 15.5% to $3,037.2 million for the six months ended June 30, 2020 compared to $2,629.2 million for the six months ended June 30, 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased by 12.7% to $2,987.5 million for the six months ended June 30, 2020, compared to $2,651.3 million for the six months ended June 30, 2019. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,004.9	66.9%		$0.8	0.1%		$1,005.7	67.0%
Catastrophes	-	-%		-	-%		-	-%
Total Segment	$1,004.9	66.9%		$0.8	0.1%		$1,005.7	67.0%

2019
Attritional	$773.7	57.6%		$(20.6)	-1.5%		753.1	56.1%
Catastrophes	-	-%		30.0	2.2%		30.0	2.2%
Total Segment	$773.7	57.6%		$9.4	0.7%		$783.1	58.3%

Variance 2020/2019
Attritional	$231.2	9.3	pts	$21.4	1.6	pts	252.6	10.9	pts
Catastrophes	-	-	pts	(30.0)	(2.2)	pts	(30.0)	(2.2)	pts
Total Segment	$231.2	9.3	pts	$(8.6)	(0.6)	pts	$222.6	8.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$2,003.6	67.1%		$(1.8)	-0.1%		2,001.8	67.0%
Catastrophes	24.5	0.8%		-	-%		24.5	0.8%
Total Segment	$2,028.1	67.9%		$(1.8)	-0.1%		$2,026.3	67.8%

2019
Attritional	$1,522.5	57.4%		$(22.2)	-0.8%		1,500.3	56.6%
Catastrophes	25.0	0.9%		30.0	1.1%		55.0	2.0%
Total Segment	$1,547.5	58.3%		$7.8	0.3%		$1,555.3	58.6%

Variance 2020/2019
Attritional	$481.2	9.7	pts	$20.4	0.7	pts	$501.5	10.4	pts
Catastrophes	(0.5)	(0.1)	pts	(30.0)	(1.1)	pts	(30.5)	(1.2)	pts
Total Segment	$480.7	9.6	pts	$(9.6)	(0.4)	pts	$471.0	9.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 28.4% to $1,005.7 million for the three months ended June 30, 2020, compared to $783.1 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $231.2 million in current year attritional losses, mainly related to $131.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. There were no current year catastrophe losses for the three months ended June 30, 2020 and 2019.

Incurred losses increased by 30.3% to $2,026.3 million for the six months ended June 30, 2020, compared to $1,555.3 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $481.2 million in current year attritional losses, mainly related to $241.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $24.5 million for the six months ended June 30, 2020 related primarily to the Australia East Coast storm ($10.0 million), the Nashville tornadoes ($7.6 million) and the Australia fires ($6.9 million). The $25.0 million of current year catastrophe losses for the six months ended June 30, 2019 were related to the Townsville monsoon in Australia ($25.0 million).

Segment Expenses. Commission and brokerage expenses increased by 12.2% to $387.3 million for the three months ended June 30, 2020 compared to $345.4 million for the three months ended June 30, 2019. Commission and brokerage expenses increased by 13.4% to $757.7 million for the six months ended June 30, 2020 compared to $668.0 million for the six months ended June 30, 2019. The increases were mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $39.7 million for the three months ended June 30, 2020 from $37.4 million for the three months ended June 30, 2019. Segment other underwriting expenses increased to $83.8 million for the six months ended June 30, 2020 from $73.2 million for the six months ended June 30, 2019. These increases were mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$831.0	$757.1	$73.9	9.8%	$1,624.1	$1,352.1	$272.0	20.1%
Net written premiums	593.4	549.3	44.1	8.0%	1,181.8	1,006.4	175.3	17.4%

Premiums earned	$540.1	$473.5	$66.6	14.1%	$1,091.7	$898.7	$193.0	21.5%
Incurred losses and LAE	401.3	311.5	89.8	28.8%	811.5	587.9	223.6	38.0%
Commission and brokerage	79.0	75.6	3.4	4.5%	157.1	142.4	14.7	10.3%
Other underwriting expenses	78.4	67.4	11.0	16.3%	163.2	130.6	32.5	24.9%
Underwriting gain (loss)	$(18.6)	$19.0	$(37.6)	-197.7%	$(40.1)	$37.8	$(77.9)	-206.1%

				Point Chg				Point Chg
Loss ratio	74.3%	65.8%		8.5	74.3%	65.4%		8.9
Commission and brokerage ratio	14.6%	16.0%		(1.4)	14.4%	15.8%		(1.4)
Other underwriting expense ratio	14.5%	14.2%		0.3	15.0%	14.6%		0.4
Combined ratio	103.4%	96.0%		7.4	103.7%	95.8%		7.9

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.8% to $831.0 million for the three months ended June 30, 2020 compared to $757.1 million for the three months ended June 30, 2019. This increase was related to most lines of business including property, casualty, specialty lines and business written through Lloyd’s syndicate. Net written premiums increased by 8.0% to $593.4 million for the three months ended June 30, 2020 compared to $549.3 million for the three months ended June 30, 2019. The change is consistent with the change in gross written premiums. Premiums earned increased 14.1% to $540.1 million for the three months ended June 30, 2020 compared to $473.5 million for the three months ended June 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 20.1% to $1,624.1 million for the six months ended June 30, 2020 compared to $1,352.1 million for the six months ended June 30, 2019. This increase was related to most lines of business including property, casualty, specialty lines, accident and health and business written through Lloyd’s syndicate. Net written premiums increased by 17.4% to $1,181.8 million for the six months ended June 30, 2020 compared to $1,006.4 million for the six months ended June 30, 2019. The change is consistent with the change in gross written premiums. Premiums earned increased 21.5% to $1,091.7 million for the six months ended June 30, 2020 compared to $898.7 million for the six months ended June 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$381.8	70.7%		$4.5	0.8%		$386.3	71.5%
Catastrophes	15.0	2.8%		-	-%		15.0	2.8%
Total Segment	$396.8	73.5%		$4.5	0.8%		$401.3	74.3%

2019
Attritional	$311.5	65.8%		$-	-%		$311.5	65.8%
Catastrophes	-	-%		-	-%		-	-%
Total Segment	$311.5	65.8%		$-	-%		$311.5	65.8%

Variance 2020/2019
Attritional	$70.3	4.9	pts	$4.5	0.8	pts	$74.8	5.7	pts
Catastrophes	15.0	2.8	pts	-	-	pts	15.0	2.8	pts
Total Segment	$85.3	7.7	pts	$4.5	0.8	pts	$89.8	8.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$786.5	72.0%		$4.6	0.4%		$791.0	72.4%
Catastrophes	20.5	1.9%		-	-%		20.5	1.9%
Total Segment	$807.0	73.9%		$4.6	0.4%		$811.5	74.3%

2019
Attritional	$587.9	65.4%		$-	-%		$587.9	65.4%
Catastrophes	-	-%		-	-%		-	-%
Total Segment	$587.9	65.4%		$-	-%		$587.9	65.4%

Variance 2020/2019
Attritional	$198.6	6.6	pts	$4.5	0.4	pts	$203.1	7.0	pts
Catastrophes	20.5	1.9	pts	-	-	pts	20.5	1.9	pts
Total Segment	$219.1	8.5	pts	$4.5	0.4	pts	$223.6	8.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 28.8% to $401.3 million for the three months ended June 30, 2020 compared to $311.5 million for the three months ended June 30, 2019. The increase was mainly due to a rise of $70.3 million in current year attritional losses, primarily related to $29.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $15.0 million in current year catastrophe losses. The current year catastrophe losses of $15.0 million for the three months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million). There were no current year catastrophe losses for the three months ended June 30, 2019.

Incurred losses and LAE increased by 38.0% to $811.5 million for the six months ended June 30, 2020 compared to $587.9 million for the six months ended June 30, 2019. The increase was mainly due to a rise of $198.6 million in current year attritional losses, primarily related to $69.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $20.5 million in current year catastrophe losses. The current year catastrophe losses of $20.5 million for the six months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($5.5 million). There were no current year catastrophe losses for the six months ended June 30, 2019.

Segment Expenses. Commission and brokerage increased by 4.5% to $79.0 million for the three months ended June 30, 2020 compared to $75.6 million for the three months ended June 30, 2019. Commission and brokerage increased by 10.3% to $157.1 million for the six months ended June 30, 2020 compared to $142.4 million for the six months ended June 30, 2019. The increases were mainly due to the impact of the increases in premiums earned.

Segment other underwriting expenses increased to $78.4 million for the three months ended June 30, 2020 compared to $67.4 million for the three months ended June 30, 2019. Segment other underwriting expenses increased to $163.2 million for the six months ended June 30, 2020 compared to $130.6 million for the six months ended June 30, 2019. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $21,601.7 million at June 30, 2020, an increase of $853.2 million compared to $20,748.5 million at December 31, 2019. This increase was primarily the result of $1,104.6 million of cash flows from operations, $337.1 million of pre-tax unrealized appreciation, $49.5 million of unsettled securities and $9.4 million in fair value re-measurements, partially offset by repurchases of 970,892 million common shares for $200.0 million, $125.2 million paid out in dividends to shareholders, $104.2 million due to fluctuations in foreign currencies, $84.1 million in equity adjustments of our limited partnership investments, $25.9 million of allowance for credit losses and $20.5 million of amortization bond premium.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At June 30, 2020, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 56.5% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2020		At December 31, 2019
Fixed maturities, market value	$17,055.3	79.0%	$16,824.9	81.1%
Fixed maturities, fair value	4.4	0.0%	5.8	0.0%
Equity securities, fair value	949.2	4.4%	931.5	4.5%
Short-term investments	854.0	3.9%	414.7	2.0%
Other invested assets	1,816.3	8.4%	1,763.5	8.5%
Cash	922.5	4.3%	808.0	3.9%
Total investments and cash	$21,601.7	100.0%	$20,748.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2020	December 31, 2019
Fixed income portfolio duration (years)	3.7	3.5
Fixed income composite credit quality	A1	A1
Imbedded end of period yield, pre-tax	3.4%	3.4%
Imbedded end of period yield, after-tax	2.9%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Fixed income portfolio total return	4.0%	6.2%
Barclay's Capital - U.S. aggregate index	6.1%	8.7%

Common equity portfolio total return	2.6%	23.8%
S&P 500 index	(3.1)%	31.5%

Other invested asset portfolio total return	(6.2)%	9.9%

The pre-tax equivalent total return for the bond portfolio was approximately 3.3% and 6.3%, respectively, for the six months ended June 30, 2020 and the twelve months ended December 31, 2019. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,852.9 million and $1,763.5 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $667.8 million, or 36.0%, was receivable from Mt. Logan Re collateralized segregated accounts and $146.5 million, or 7.9%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”). No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $14,276.6 million and $13,611.3 million at June 30, 2020 and December 31, 2019, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$4,859.1	$5,234.3	$10,093.4	70.7%
Insurance	1,162.6	2,789.1	3,951.7	27.7%
Total excluding A&E	6,021.7	8,023.4	14,045.0	98.4%
A&E	185.1	46.6	231.6	1.6%
Total including A&E	$6,206.7	$8,069.9	$14,276.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,050.5	$4,839.4	$9,889.9	72.7%
Insurance	1,090.4	2,373.2	3,463.5	25.4%
Total excluding A&E	6,140.9	7,212.5	13,353.4	98.1%
A&E	203.4	54.5	257.9	1.9%
Total including A&E	$6,344.3	$7,267.0	$13,611.3	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2020	2019
Gross reserves	$233.6	$257.9
Reinsurance receivable	(20.1)	(29.2)
Net reserves	$213.5	$228.7

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2020, we had net asbestos loss reserves of $208.6 million, or 97.7%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.3 years at June 30, 2020. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $9,286.3 million as of June 30, 2020 from $9,132.9 million as of December 31, 2019. This increase was the result of $296.5 million of unrealized appreciation on investments net of tax, $207.5 million of net income, $6.3 million of share-based compensation transactions and $2.7 million of net benefit plan obligation adjustments, partially offset by the repurchase of 970,892 common shares for $200.0 million, $125.2 million of shareholder dividends, $30.2 million of net foreign currency translation adjustments and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at June 30, 2020 and December 31, 2019 was $9,286.3 million and $9,132.9 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in term of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2019 Form 10-K filing in PART 1, Item 1. Business, Risk Management of Underwriting and Reinsurance Arrangements. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2019 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 6% of our December 31, 2019 shareholders’ equity. During the first half of 2020, in response to current favorable market conditions, we increased our net exposure to catastrophes. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 7% of our June 30, 2020 shareholders’ equity.

The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2020.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$164	$582	$914	$1,135	$1,342	$1,887
Southeast U.S., Wind	530	726	891	1,140	1,418	2,170
Europe Wind	147	378	632	993	1,106	1,245

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$130	$443	$689	$853	$1,034	$1,648
Southeast U.S., Wind	358	495	635	840	1,068	1,705
Europe Wind	122	310	509	815	909	1,022

During the first half of 2020, we repurchased 920,892 shares for $200.0 million in the open market and paid $125.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We also repurchased $13.2 million of our long-term subordinated notes in the first half of 2020. We recognized a realized gain of $2.5 million on the repurchase.

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

In 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $234.3 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of June 30, 2020, we had repurchased 29.6 million shares under this authorization.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1,104.6 million and $853.5 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $355.6 million and $485.3 million for the six months ended June 30, 2020 and 2019, respectively and net tax payments of $10.9 million and net tax recoveries of $84.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2020 and December 31, 2019, we held cash and short-term investments of $1,776.4 million and $1,222.7 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2020, we had $1,413.3 million of available for sale fixed maturity securities maturing within one year or less, $6,636.2 million maturing within one to five years and $4,924.0 million maturing after five years. Our $949.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At June 30, 2020 we had $688.9 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $858.2 million of pre-tax unrealized appreciation and $169.3 million of pre-tax unrealized depreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. Cash flow from operations may decline and could become negative; however, as indicated above, the Company has ample liquidity to settle its claims.

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $200.0 million of unsecured revolving credit for liquidity and letters of credit but more importantly provide for up to $600.0 million and £52.2 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2020, was $6,309.6 million. As of June 30, 2020, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2020 and December 31, 2019, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At June 30, 2020, the Group Credit Facility had $99.1 million outstanding letters of credit under tranche one and $584.9 million outstanding letters of credit under tranche two. At December 31, 2019, the Group Credit Facility had $33.7 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

Effective May 12 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provides up to £52.2 million for the issuance of standby letters of credit on a collateralized basis. The Company pays a commitment fee of 0.1% per annum on the average daily amount of the remainder of (1) the aggregate amount available under the facility and (2) the aggregate amount of drawings outstanding under the facility. The Company pays a credit commission fee of 0.35% per annum on drawings outstanding under the facility.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,532.7 million (70% of consolidated net worth as of December 31, 2018), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2020, was $5,847.3 million. As of June 30, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2020 and December 31, 2019, Everest International Credit Facility had £52.2 million and £47.0 million, respectively, of outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

Interest Rate Risk. Our $21.6 billion investment portfolio, at June 30, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,012.2 million of mortgage-backed securities in the $17,059.7 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $854.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2020
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$19,223.0	$18,568.3	$17,913.7	$17,259.0	16,604.3
Market/Fair Value Change from Base (%)	7.3%	3.7%	0.0%	(3.7)%	(7.3)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,157.4	$578.7	$-	$(578.7)	$(1,157.4)

We had $14,276.6 million and $13,611.3 million of gross reserves for losses and LAE as of June 30, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $11.2 billion, representing approximately 62.5% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$759.3	$854.3	$949.2	$1,044.1	$1,139.0
After-tax Change in Fair/Market Value	$(156.0)	$(78.0)	$-	$78.0	$156.0

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

ITEM 1A.RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

The continuing COVID-19 pandemic has adversely affected, and may materially and adversely affect, our results of operations, financial position and liquidity in the future.

The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations. We expect the pandemic and its impact on our business to continue and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its economic and other effects. The full impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:

Claim Losses Related to COVID-19 May Exceed Reserves: We have established reserves for COVID-19-related losses. Our reserves represent management’s best estimate of what the settlement and claims administration will cost for claims that have occurred, whether reported or unreported. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our preliminary reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.

Adverse Legislative and Regulatory Action: Legislative and regulatory initiatives taken or which may be taken in response to COVID-19 may adversely affect us. For example, our business may be subject to, certain initiatives, including, but not limited to: legislative and regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies would not otherwise cover and which were not priced to cover; actions prohibiting us from cancelling insurance policies in accordance with our policy terms or non-renewing policies at their natural expiration; and/or orders to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums. Any such action would likely increase both our underwriting losses and our expenses and any legal challenges to any such action could take years to resolve.

Reduction in Premiums: The demand for insurance is significantly influenced by general economic conditions. Consequently, reduced economic activity relating to the COVID-19 pandemic is likely to decrease demand for our insurance products and services and negatively impact our premium volumes (and, in certain cases, may result in return of premiums due to a decrease in exposures). This may continue for an indefinite period, with the magnitude of the impact impossible to predict.

Investments: Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including credit impairments in our fixed maturity portfolio. In addition, the economic uncertainty resulting from COVID-19 may result in a decline in interest rates, which may negatively impact our future net investment income.

Credit Risk: As credit risk is generally a function of the economy, we face greater credit risk from our policyholders, independent agents and brokers in connection with the payment and remittance of premiums as a result of the economic conditions caused by COVID-19. Similarly, our credit risk related to the reimbursement of deductibles from policyholders and in connection with reinsurance recoverables has increased.

Operational Disruptions and Costs: Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In addition, our agents, brokers, suppliers and other third party service providers, which we rely on for key aspects of our operations, are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2020	183	$ 177.1200	-	357,803
May 1 - 31, 2020	723	$175.2555	-	357,803
June 1 - 30, 2020	-	-	-	357,803
Total	906	-	-	357,803

(1)On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased 29.6 million of the Company’s shares.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Juan C. Andrade and Craig Howie

10.1	Amendment of Standby Letter of Credit, dated May 12, 2020 between Everest
International Reinsurance, Ltd. and Lloyd’s Bank, Plc.

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

Dated: August 10, 2020