Form 10-Q
period 2020-09-30
EVEREST RE GROUP LTD
filed 2020-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

_X_

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2020

___

Transition Report Pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number
1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)
Bermuda
98-0365432
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
Seon Place – 4th Floor
141 Front Street
PO Box HM 845
Hamilton
HM 19
,
Bermuda
441
-
295-0006

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

Class Trading Symbol
Name of Exchange where Registered Number of Shares Outstanding
At November 1, 2020
Common Shares, $0.01 par value
RE
New York Stock Exchange
39,965,673

EVEREST RE GROUP,

LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets September 30, 2020 (unaudited)
and December 31, 2019
1
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three and nine months ended September 30, 2020 and 2019 (unaudited)
2
Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2020 and 2019 (unaudited)
3
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2020 and 2019 (unaudited)
4
Notes to Consolidated Interim Financial Statements (unaudited)
5
Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operation
36
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
59
Item 4.
Controls and Procedures
60

PART II

OTHER INFORMATION

Item 1.
Legal Proceedings
60
Item 1A.
Risk Factors
60
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
62
Item 3.
Defaults Upon Senior Securities
62
Item 4.
Mine Safety Disclosures
62
Item 5.
Other Information
62
Item 6.
Exhibits
63

EVEREST RE GROUP,

LTD.
CONSOLIDATED BALANCE SHEETS

September 30,

December 31,

(Dollars and share amounts in thousands, except par value per share)
2020 2019
(unaudited)
ASSETS:
Fixed maturities - available for sale, at

market value
$
17,856,377
$
16,824,944
(amortized cost: 2020, $
17,131,414
; 2019, $
16,473,491
, credit allowances: 2020,
$
19,641
; 2019, $
0
)
Fixed maturities - available for sale, at

fair value
3,748
5,826
Equity securities, at fair value
1,173,162
931,457
Short-term investments (cost:

2020, $
1,221,198
; 2019, $
414,639
)
1,220,753
414,706
Other invested assets (cost: 2020, $
1,911,757
; 2019, $
1,763,531
)
1,911,757
1,763,531
Cash
938,881
808,036
Total investments

and cash
23,104,678
20,748,500
Accrued investment income
132,513
116,804
Premiums receivable
2,611,036
2,259,088
Reinsurance receivables

1,923,012
1,763,471
Funds held by reinsureds
548,940
489,901
Deferred acquisition costs
601,784
581,863
Prepaid reinsurance premiums
455,961
445,716
Income taxes
77,761
305,711
Other assets
697,342
612,997
TOTAL

ASSETS
$
30,153,027
$
27,324,051
LIABILITIES:
Reserve for losses and loss adjustment expenses $
15,233,125
$
13,611,313
Future policy benefit reserve
40,374
42,592
Unearned premium reserve
3,447,455
3,056,735
Funds held under reinsurance treaties
15,931
10,668
Other net payable to reinsurers
364,654
291,660
Losses in course of payment
184,894
51,950
Senior notes due
6/1/2044
397,164
397,074
Long term notes due
5/1/2067
223,649
236,758
Advances from FHLB
90,000
-
Accrued interest on debt and borrowings
7,215
2,878
Equity index put option liability
6,632
5,584
Unsettled securities payable
119,869
30,650
Other liabilities
430,773
453,264
Total liabilities
20,561,735
18,191,126
Commitments and contingencies (Note 8)
(nil) (nil)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $
0.01
;
50,000

shares authorized;

no

shares issued and outstanding
- -
Common shares, par value: $
0.01
;
200,000

shares authorized; (2020)
69,603
and (2019)
69,464

outstanding before treasury shares
696
694
Additional paid-in capital
2,235,378
2,219,660
Accumulated other comprehensive income (loss), net of deferred income

tax expense (benefit) of $
74,481

at 2020 and $
30,996

at 2019
411,598
28,152
Treasury shares, at cost;
29,636

shares (2020) and
28,665

shares (2019)
(3,622,172)
(3,422,152)
Retained earnings
10,565,792
10,306,571
Total shareholders'

equity

9,591,292
9,132,925
TOTAL

LIABILITIES AND SHAREHOLDERS' EQUITY
$
30,153,027
$
27,324,051
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED STATEMENTS

OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended

Nine Months Ended
September 30, September 30,
(Dollars in thousands, except per share amounts)
2020 2019 2020 2019
(unaudited) (unaudited)
REVENUES:
Premiums earned

$
2,205,811
$
1,905,619
$
6,285,030
$
5,455,615
Net investment income
234,233
181,058
420,116
501,062
Net realized capital gains (losses):
Credit allowances on fixed maturity securities
6,196
-
(19,641)
-
Other-than-temporary impairments on fixed maturity securities -
(7,314)
-
(15,404)
Other net realized capital gains (losses)
104,007
(5,629)
103,904
124,965
Total net realized capital gains

(losses)
110,203
(12,943)
84,263
109,561
Net derivative gain (loss)
2,456
(189)
(1,048)
3,395
Other income (expense)
57,481
(31,025)
48,354
(52,550)
Total revenues
2,610,184
2,042,520
6,836,715
6,017,083
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

1,736,210
1,371,924
4,574,066
3,515,104
Commission, brokerage, taxes and fees
445,332
443,076
1,360,170
1,253,500
Other underwriting expenses

138,875
118,158
385,865
321,976
Corporate expenses
10,618
8,435
29,184
22,622
Interest, fees and bond issue cost amortization expense
6,641
7,907
21,477
23,972
Total claims and expenses
2,337,676
1,949,500
6,370,762
5,137,174
INCOME (LOSS) BEFORE TAXES
272,508
93,020
465,953
879,909
Income tax expense (benefit)
29,451
(11,378)
15,404
88,092
NET INCOME (LOSS) $
243,057
$
104,398
$
450,549
$
791,817
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
63,480
93,765
335,835
524,589
Reclassification adjustment for realized losses (gains) included in net income
(loss)
(11,453)
(529)
12,689
(4,220)
Total

URA(D) on securities arising during the period
52,027
93,236
348,524
520,369
Foreign currency translation adjustments
60,628
(3,426)
30,390
(15,206)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
1,806
1,363
4,532
3,665
Total benefit plan net gain (loss) for the period
1,806
1,363
4,532
3,665
Total other comprehensive income (loss), net of tax
114,461
91,173
383,446
508,828
COMPREHENSIVE INCOME (LOSS) $
357,518
$
195,571
$
833,995
$
1,300,645
EARNINGS PER COMMON SHARE:
Basic $
6.08
$
2.56
$
11.20
$
19.44
Diluted
6.07
2.56
11.18
19.38
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
(39,440)
Balance, June 30
39,971,645
40,740,502
Issued during the period, net
(5,129)
39,967
Treasury shares acquired - -
Balance, September 30
39,966,516
40,780,469
COMMON SHARES (par value):
Balance, January 1 $
694
$
692
Issued during the period, net
2
2
Balance, March 31
696
694
Issued during the period, net - -
Balance, June 30
696
694
Issued during the period, net - -
Balance, September 30
696
694
ADDITIONAL PAID-IN CAPITAL:
Balance, January 1
2,219,660
2,188,777
Share-based compensation plans
(3,181)
767
Balance, March 31
2,216,479
2,189,544
Share-based compensation plans
9,514
8,917
Balance, June 30
2,225,993
2,198,461
Share-based compensation plans
9,385
7,865
Balance, September 30
2,235,378
2,206,326
ACCUMULATED OTHER COMPREHENSIVE INCOME

(LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1
28,152
(462,557)
Net increase (decrease) during the period
(297,903)
246,446
Balance, March 31
(269,751)
(216,111)
Net increase (decrease) during the period
566,888
171,209
Balance, June 30
297,137
(44,902)
Net increase (decrease) during the period
114,461
91,174
Balance, September 30
411,598
46,272
RETAINED EARNINGS:
Balance, January 1
10,306,571
9,531,433
Change to beginning balance due to adoption of Accounting Standards Update 2016-13
(4,214)
-
Net income (loss)

16,612
354,551
Dividends declared ($
1.55

per share 2020 and

$
1.40

per share 2019)
(63,277)
(57,137)
Balance, March 31
10,255,692
9,828,847
Net income (loss)

190,880
332,868
Dividends declared ($
1.55

per share 2020 and

$
1.40

per share 2019)
(61,927)
(56,999)
Balance, June 30
10,384,645
10,104,716
Net income (loss)

243,057
104,398
Dividends declared ($
1.55

per share 2020 and

$
1.40

per share 2019)
(61,910)
(56,995)
Balance, September 30
10,565,792
10,152,118
TREASURY SHARES AT COST:
Balance, January 1
(3,422,152)
(3,397,548)
Purchase of treasury shares
(200,020)
(16,153)
Balance, March 31
(3,622,172)
(3,413,701)
Purchase of treasury shares -
(8,451)
Balance, June 30
(3,622,172)
(3,422,152)
Purchase of treasury shares - -
Balance, September 30
(3,622,172)
(3,422,152)
TOTAL

SHAREHOLDERS' EQUITY,

September 30
$
9,591,292
$
8,983,258
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

Nine Months Ended
September 30,
(Dollars in thousands) 2020 2019
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $
450,549
$
791,817
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
(357,162)
(219,637)
Decrease (increase) in funds held by reinsureds, net
(53,878)
(17,961)
Decrease (increase) in reinsurance receivables
(172,454)
(42,891)
Decrease (increase) in income taxes
184,311
168,360
Decrease (increase) in prepaid reinsurance premiums
(7,963)
(145,846)
Increase (decrease) in reserve for losses and loss adjustment expenses
1,665,982
553,668
Increase (decrease) in future policy benefit reserve
(2,218)
(2,502)
Increase (decrease) in unearned premiums
392,904
388,597
Increase (decrease) in other net payable to reinsurers
68,784
160,306
Increase (decrease) in losses in course of payment
132,208
(6,438)
Change in equity adjustments in limited partnerships
(12,475)
(104,987)
Distribution of limited partnership income
55,576
62,359
Change in other assets and liabilities, net
(131,224)
(37,449)
Non-cash compensation expense

29,337
25,386
Amortization of bond premium (accrual of bond discount)
32,594
23,642
Net realized capital (gains) losses

(84,263)
(109,561)
Net cash provided by (used in) operating activities
2,190,608
1,486,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value
1,781,821
1,631,298
Proceeds from fixed maturities sold - available for sale, at market value
1,390,747
2,589,232
Proceeds from fixed maturities sold - available for sale, at fair value
2,054
2,706
Proceeds from equity securities sold, at fair value
329,750
185,157
Distributions from other invested assets
210,527
215,800
Cost of fixed maturities acquired - available for sale, at market value
(3,874,890)
(5,039,728)
Cost of equity securities acquired, at fair value
(460,953)
(269,969)
Cost of other invested assets acquired
(392,650)
(299,480)
Net change in short-term investments
(804,744)
(213,048)
Net change in unsettled securities transactions
89,064
(13,770)
Net cash provided by (used in) investing activities
(1,729,274)
(1,211,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense
(13,617)
(7,836)
Purchase of treasury shares
(200,020)
(24,604)
Dividends paid to shareholders
(187,110)
(171,131)
Cost of debt repurchase
(10,647)
-
FHLB advances (repayments)
90,000
-
Cost of shares withheld on settlements of share-based compensation awards
(15,298)
(12,473)
Net cash provided by (used in) financing activities
(336,691)
(216,044)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
6,203
2,060
Net increase (decrease) in cash
130,845
61,077
Cash, beginning of period
808,036
656,095
Cash, end of period $
938,881
$
717,172
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
(169,149)
$
(80,544)
Interest paid

16,731
19,078
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2020 and 2019

1.

GENERAL

Everest Re

Group, Ltd. (“Group”),

a Bermuda company,

through its subsidiaries, principally provides

reinsurance
and insurance

in the

U.S., Bermuda

and international

markets.

As used

in this

document, “Company” means
Group and its subsidiaries.

2.

BASIS OF PRESENTATION

The unaudited interim

consolidated financial statements

of the Company

as of September 30,

2020 and
December 31, 2019 and for the three

and nine months ended September 30, 2020 and 2019 include

all
adjustments, consisting of

normal recurring accruals,

which, in the

opinion of management,

are necessary for

a
fair statement

of the

results on

an interim

basis.

Certain financial

information, which

is normally

included in
annual financial statements

prepared in accordance

with accounting principles generally

accepted in the United
States of

America (“GAAP”),

has been

omitted since

it is

not required

for interim

reporting purposes.

The
December 31, 2019 consolidated balance sheet data was derived from audited financial statements but does not
include all disclosures required

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

Application of Recently Issued Accounting Standard Changes.

Modernization of Regulation

S-K Disclosures.

In August 2020,

the Securities and

Exchange Commission

(“SEC”)
issued Final

Rule Release

#33-10825 which

addresses the

modernization of

the disclosure

requirements for
business, legal

proceeding and

risk factor

disclosures in

Regulation S-K

filings.

Rule #33-10825

will become
effective for

all financial

reports filed

after November

9, 2020

(30 days

after its

publication in

the Federal
Register) and will

be adopted by

the Company in

the fourth quarter

of 2020 for

implementation within its

2020
10-K filings.

Accounting for Income Taxes
.

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

The
new guidance

requires the

carrying value

of assets

measured at

amortized cost,

including reinsurance

and
premiums receivables

to be

presented as

the net

amount expected

to be

collected on

the financial

asset
(amortized cost

less an

allowance for

credit losses

valuation account).

The allowance

reflects expected

credit
losses of

the financial

asset which

considers available

information using

a combination

both historical
information, current

market conditions

and reasonable

and supportable

forecasts.

For available

-for-sale debt
securities, the

guidance modified

the previous

other than

temporary impairment

model, now

requiring an
allowance for estimated

credit related losses

rather than a

permanent impairment, which

will be limited

to the
amount by which

fair value is

below amortized cost.

The guidance is

effective for

annual and interim

reporting
periods beginning after December 15, 2019.

The Company adopted the guidance effective

January 1, 2020, on a
modified retrospective

basis.

The adoption resulted

in a cumulative

reduction of $
4,214

thousand in retained
earnings, net of tax, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

Leases
.

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

December 15, 2018.

The Company adopted ASU 2016-02 effective
January 1, 2019 and elected to utilize a cumulative

-effect adjustment to the opening balance of retained
earnings for

the year

of adoption.

Accordingly, the

Company’s reporting

for the

comparative periods

prior to
adoption continue

to be

presented in

the financial

statements in

accordance with

previous lease

accounting
guidance.

The Company also elected

to apply the package

of practical expedients

applicable to the Company

in
the updated

guidance for

transition for

leases in effect

at adoption.

The Company

did not elect

the hindsight
practical expedient

to determine

the lease

term of

existing leases

(e.g. The

Company did

not re

-assess lease
renewals, termination

options nor purchase

options in determining

lease terms).

The adoption of

the updated
guidance resulted in

the Company recognizing

a right-of-use

asset of $
69,869

thousand as part

of
other assets
and a lease liability of

$
77,270

thousand as part of
other liabilities

in the consolidated balance

sheet at the time
of adoption,

as well

as de-recognizing

the liability

for deferred

rent that

was required

under the

previous
guidance.

The cumulative effect adjustment to

the opening balance of retained earnings was
zero
. The adoption
of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

Any issued

guidance and

pronouncements, other

than those

directly referenced

above, are

deemed by

the
Company to be either not applicable or immaterial to its financial statements.

3.

INVESTMENTS

Effective January

1, 2020, the

Company adopted

ASU 2016-13 which

modified the previous

other than
temporary impairment model

for available

for sale fixed

maturity securities.

The guidance requires

the
Company to

record allowances

for credit

losses for

securities that are

deemed to have

valuation deterioration
due to

credit related

factors.

The initial table

below presents

the amortized

cost, allowance

for credit

losses,
gross unrealized

appreciation/(depreciation) and

market value

of fixed maturity

securities as of

September 30,
2020 in accordance with ASU 2016-13

guidance.

The second table presents the

amortized cost, gross unrealized
appreciation/(depreciation), market

value and

other-than-temporary impairments

(“OTTI”) in

AOCI as

of
December 31, 2019, in accordance with previously applicable guidance.

At September 30, 2020
Amortized Allowance for Unrealized Unrealized Market
(Dollars in thousands)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities

U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,387,482
$ - $
67,544
$
(3,023)
$
1,452,003
Obligations of U.S. states and political subdivisions
514,787
-
30,939
(2,443)
543,283
Corporate securities
6,526,127
(17,474)
363,613
(66,917)
6,805,349
Asset-backed securities
1,326,918
-
23,191
(11,907)
1,338,202
Mortgage-backed securities
Commercial
892,998
-
78,298
(1,976)
969,320
Agency residential
2,044,837
-
76,284
(2,468)
2,118,653
Non-agency residential
2,559
- -
(39)
2,520
Foreign government securities
1,476,092
(119)
86,015
(26,913)
1,535,075
Foreign corporate securities
2,959,614
(2,048)
165,297
(30,891)
3,091,972
Total fixed maturity securities $
17,131,414
(19,641)
$
891,181
$
(146,577)
$
17,856,377

At December 31, 2019
Amortized Unrealized Unrealized Market OTTI in AOCI
(Dollars in thousands)
Cost Appreciation Depreciation Value (a)
Fixed maturity securities

U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,489,660
$
28,357
$
(2,214)
$
1,515,803
$ -
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
Total fixed maturity securities $
16,473,491
$
472,622
$
(121,169)
$
16,824,944
$
987

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

At September 30, 2020 At December 31, 2019
Amortized Market Amortized Market
(Dollars in thousands)
Cost Value Cost Value
Fixed maturity securities – available for sale:

Due in one year or less
$
1,475,335
$
1,483,621
$
1,456,960
$
1,457,919

Due after one year through five years
6,408,491
6,624,753
6,757,107
6,869,359

Due after five years through ten years
3,878,019
4,186,765
3,471,370
3,609,816

Due after ten years
1,102,257
1,132,543
902,289
941,676
Asset-backed securities
1,326,918
1,338,202
892,373
897,333
Mortgage-backed securities:
Commercial
892,998
969,320
814,570
844,557
Agency residential
2,044,837
2,118,653
2,173,099
2,198,581
Non-agency residential
2,559
2,520
5,723
5,703
Total fixed

maturity securities
$
17,131,414
$
17,856,377
$
16,473,491
$
16,824,944

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
Fixed maturity securities
$
55,587
$
103,173
$
392,640
$
584,333
Fixed maturity securities, other-than-temporary impairment
-
72
-
(1,671)
Change in unrealized appreciation (depreciation), pre-tax
55,587
103,245
392,640
582,662
Deferred tax benefit (expense)
(3,560)
(9,984)
(44,116)
(62,415)
Deferred tax benefit (expense), other-than-temporary

impairment
-
(25)
-
122
Change in unrealized appreciation (depreciation),

net of deferred taxes, included in shareholders’

equity

$
52,027
$
93,236
$
348,524
$
520,369

The Company reviews all of

its fixed maturity,

available for sale securities whose

fair value has fallen

below their
amortized cost

at the time

of review.

The Company then

assesses whether the

decline in value

is due to

non-
credit related or credit related factors.

In making its assessment, the Company evaluates the current market

and
interest rate

environment as well as

specific issuer information.

Generally, a

change in a security’s

value caused
by a change

in the market,

interest rate

or foreign exchange

environment does not

constitute a credit
impairment, but rather a non-credit related

decline in market value.

Non-credit related declines in market

value
are recorded as unrealized

losses in accumulated other comprehensive income (loss).

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

-backed and asset-backed

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

Duration of Unrealized Loss at September 30, 2020 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Market Value Depreciation Market Value Depreciation Market Value Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
69,055
$
(3,023)
$ - $ - $
69,055
$
(3,023)
Obligations of U.S. states and political subdivisions
50,368
(2,278)
4,943
(165)
55,311
(2,443)
Corporate securities
752,828
(24,799)
196,660
(42,118)
949,488
(66,917)
Asset-backed securities
328,216
(8,346)
163,014
(3,561)
491,230
(11,907)
Mortgage-backed securities - -
Commercial
77,850
(1,524)
6,634
(452)
84,484
(1,976)
Agency residential
248,155
(1,256)
65,145
(1,212)
313,300
(2,468)
Non-agency residential
213
(3)
2,308
(36)
2,521
(39)
Foreign government securities
83,267
(4,352)
176,739
(22,561)
260,006
(26,913)
Foreign corporate securities
399,841
(11,117)
193,809
(19,774)
593,650
(30,891)
Total fixed maturity securities $
2,009,793
$
(56,698)
$
809,252
$
(89,879)
$
2,819,045
$
(146,577)

Duration of Unrealized Loss at September 30, 2020 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Market Value Depreciation Market Value Depreciation Market Value Depreciation
Fixed maturity securities
Due in one year or less $
76,867
$
(2,652)
$
135,762
$
(21,608)
$
212,629
$
(24,260)
Due in one year through five years
675,450
(22,976)
304,410
(29,003)
979,860
(51,979)
Due in five years through ten years
377,219
(12,287)
69,424
(4,266)
446,643
(16,553)
Due after ten years
225,823
(7,654)
62,555
(29,741)
288,378
(37,395)
Asset-backed securities
328,216
(8,346)
163,014
(3,561)
491,230
(11,907)
Mortgage-backed securities
326,218
(2,783)
74,087
(1,700)
400,305
(4,483)
Total fixed maturity securities $
2,009,793
$
(56,698)
$
809,252
$
(89,879)
$
2,819,045
$
(146,577)

The aggregate market

value and gross

unrealized losses related

to investments

in an unrealized

loss position at
September 30, 2020

were $
2,819,045

thousand and

$
146,577

thousand, respectively.

The market

value of
securities for the

single issuer whose securities

comprised the largest

unrealized loss position

at September 30,
2020, did not exceed
0.1
% of the overall market value

of the Company’s fixed maturity securities.

In addition, as
indicated on

the above

table, there

was no

significant concentration

of unrealized

losses in

any one

market
sector.

The $
56,698

thousand of

unrealized losses

related to

fixed maturity

securities that

have been

in an
unrealized loss

position for

less than

one year

were generally

comprised of

domestic and

foreign corporate
securities, asset-backed securities and

foreign government securities.

Of these unrealized losses, $
42,015
thousand were

related to

securities that

were rated

investment grade

by at

least one

nationally recognized
statistical rating

agency.

The $
89,879

thousand of

unrealized losses

related to

fixed maturity

securities in

an
unrealized loss

position for more

than one year

related primarily to

domestic and foreign

corporate securities,
foreign government

securities and asset-backed

securities.

Of these unrealized

losses, $
53,247

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
85,527
$
(1,005)
$
249,371
$
(1,209)
$
334,898
$
(2,214)
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
365,808
(26,027)
644,211
(33,580)
Total fixed maturity securities $
1,730,364
$
(26,793)
$
1,909,627
$
(94,376)
$
3,639,991
$
(121,169)

Duration of Unrealized Loss at December 31, 2019 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Market Value Depreciation Market Value Depreciation Market Value Depreciation
Fixed maturity securities
Due in one year or less $
67,879
$
(1,237)
$
416,583
$
(23,004)
$
484,462
$
(24,241)
Due in one year through five years
464,753
(7,960)
689,195
(38,138)
1,153,948
(46,098)
Due in five years through ten years
495,741
(12,388)
103,612
(11,100)
599,353
(23,488)
Due after ten years
98,043
(1,658)
90,328
(11,678)
188,371
(13,336)
Asset-backed securities
176,222
(1,027)
94,190
(831)
270,412
(1,858)
Mortgage-backed securities
427,726
(2,523)
515,719
(9,625)
943,445
(12,148)
Total fixed maturity securities $
1,730,364
$
(26,793)
$
1,909,627
$
(94,376)
$
3,639,991
$
(121,169)

The aggregate market

value and gross

unrealized losses related

to investments

in an unrealized

loss position at
December 31,

2019 were

$
3,639,991

thousand and

$
121,169

thousand, respectively.

The market

value of
securities for the

single issuer whose

securities comprised the

largest unrealized

loss position at

December 31,
2019, did not exceed
0.8
% of the overall market value

of the Company’s fixed maturity securities.

In addition, as
indicated on

the above

table, there

was no

significant concentration

of unrealized

losses in

any one

market
sector.

The $
26,793

thousand of

unrealized losses

related to

fixed maturity

securities that

have been

in an
unrealized loss

position for

less than

one year

were generally

comprised of

domestic and

foreign corporate
securities and

foreign government

securities.

Of these

unrealized losses,

$
23,104

thousand were

related to
securities that were

rated investment

grade by at

least one nationally

recognized statistical

rating agency.

The
$
94,376

thousand of unrealized losses related

to fixed maturity securities in

an unrealized loss position for

more
than one year related

primarily to domestic and

foreign corporate

securities, foreign government

securities and
agency residential

mortgage-backed securities.

Of these

unrealized losses,

$
73,144

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

The components of net investment income are presented in the table below for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Fixed maturities $
136,104
$
130,139
$
407,946
$
383,440
Equity securities
4,402
4,147
11,585
12,250
Short-term investments and cash
494
3,899
4,356
13,497
Other invested assets
Limited partnerships
88,778
43,758
22,092
100,298
Other

14,742
7,286
(1,291)
13,565
Gross investment income before

adjustments
244,520
189,229
444,688
523,050
Funds held interest

income (expense)
684
2,325
10,921
9,715
Future policy benefit reserve income (expense)
(291)
(372)
(805)
(965)
Gross investment income
244,913
191,182
454,804
531,800
Investment expenses
(10,680)
(10,124)
(34,688)
(30,738)
Net investment income $
234,233
$
181,058
$
420,116
$
501,062

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

The Company had contractual commitments to

invest up to an additional $
1,464,947

thousand in limited
partnerships and

private placement

loans at

September 30,

2020.

These commitments

will be

funded when
called in

accordance with

the partnership

and loan

agreements, which

have investment

periods that

expire,
unless extended, through 2026
.

The Company participates in

a private placement

liquidity sweep facility (“the

facility”).

The primary purpose of
the facility

is to

enhance the Company’s

return on

its short-term

investments and

cash positions.

The facility
invests in high quality,

short-duration securities and

permits daily liquidity.

The Company consolidates its
participation in the

facility.

As of September

30, 2020, the

market value of

investments in

the facility
consolidated within the Company’s balance sheets was $
1,101,256

thousand.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

Three Months Ended

Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Fixed maturity securities, market value:
Allowance for credit losses $
6,196
$ - $
(19,641)
$ -
Other-than-temporary impairments -
(7,314)
-
(15,404)
Gains (losses) from sales
5,398
5,290
941
16,660
Fixed maturity securities, fair value:
Gains (losses) from sales
(1,968)
-
(1,968)
356
Gains (losses) from fair value adjustments
3,339
-
1,944
13
Equity securities, fair value:
Gains (losses) from sales
(1,317)
(1,192)
(12,642)
2,541
Gains (losses) from fair value adjustments
96,673
(12,008)
114,364
102,795
Other invested assets
1,084
2,098
50
2,341
Short-term investments gain

(loss)
798
183
1,215
259
Total net realized

capital gains (losses)
$
110,203
$
(12,943)
$
84,263
$
109,561

Roll Forward of Allowance for Credit Losses
Three Months Ended September 30, 2020 Nine Months Ended September 30, 2020
Foreign Foreign Foreign Foreign
Corporate Government Corporate Corporate Government Corporate
Securities Securities Securities Total Securities Securities Securities Total
(Dollars in thousands)
Beginning Balance $
(22,253)
$
(92)
$
(3,492)
$
(25,837)
$ - $ - $ - $
-
Credit losses on securities where credit
losses were not previously recorded
(6)
-
(144)
(150)
(27,666)
(519)
(4,699)
(32,884)
Increases in allowance on previously
impaired securities
(5,354)
(27)
(181)
(5,562)
(6,136)
(27)
(481)
(6,644)
Decreases in allowance on previously

impaired securities
159
-
151
310
3,590
212
844
4,646
Reduction in allowance due to disposals
9,980
-
1,618
11,598
12,738
215
2,288
15,241
Balance as of September 30, 2020 $
(17,474)
$
(119)
$
(2,048)
$
(19,641)
$
(17,474)
$
(119)
$
(2,048)
$
(19,641)

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

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Proceeds from sales of fixed maturity securities $
402,528
$
271,025
$
1,392,801
$
2,591,938
Gross gains from sales
18,721
14,270
54,077
42,316
Gross losses from sales
(15,291)
(8,980)
(55,104)
(25,300)
Proceeds from sales of equity securities $
116,565
$
35,924
$
329,750
$
185,157
Gross gains from sales
9,512
1,035
30,268
9,286
Gross losses from sales
(10,829)
(2,227)
(42,910)
(6,745)

4.

RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

Nine Months Ended

September 30,
(Dollars in thousands)
2020 2019
Gross reserves beginning of period $
13,611,313
$
13,119,090

Less reinsurance recoverables
(1,640,712)
(1,619,641)

Net reserves beginning of period
11,970,601
11,499,449
Incurred related to:

Current year
4,572,640
3,559,505

Prior years
1,426
(44,401)

Total incurred

losses and LAE
4,574,066
3,515,104
Paid related to:

Current year

1,015,538
550,724

Prior years
2,042,712
2,406,753

Total paid losses and LAE
3,058,250
2,957,477
Foreign exchange/translation

adjustment and cumulative adjustment due to adoption of

ASU
2016-13
(28,024)
(52,125)
Net reserves end of period
13,458,393
12,004,952

Plus reinsurance recoverables
1,774,732
1,632,687

Gross reserves end of period
$
15,233,125
$
13,637,639
(Some amounts may not reconcile due to rounding.)

Current year

incurred losses

were $
4,572,640

thousand and

$
3,559,505

thousand for

the nine

months ended
September 30,

2020 and 2019,

respectively. The

increase in current

year incurred

losses in 2020

compared to
2019 was primarily

due to $
434,918

thousand of incurred

losses due to

COVID-19 as well

as the impact

of the
increase in premiums earned.

5.

DERIVATIVES

The Company

sold
seven

equity index

put option

contracts, based

on
two

indices, in

2001 and

2005.

The
Company sold these equity

index put options as

insurance products with

the intent of

achieving a profit.

These
equity index put

option contracts

meet the definition

of a derivative

under FASB

guidance and the

Company’s
position in

these equity

index put

option contracts

is unhedged.

Accordingly, these

equity index

put option
contracts are

carried at fair

value in the

consolidated balance sheets

with changes in

fair value recorded

in the
consolidated statements

of operations

and comprehensive

income (loss).

Six

of these

contracts had

expired
prior to
September 30, 2020
, with
no

liabilities due under the terms of the expired contracts.

The Company had
one

remaining equity index put option contract

at September 30, 2020, based on the
Standard &

Poor’s 500

(“S&P 500”) index.

Based on historical

index volatilities

and trends and

the September
30, 2020 S&P 500

index value, the

Company estimates the

probability that the

equity index put option

contract
of the S&P

500 index falling

below the strike

price on the

exercise date

to be

less than
0.5
%.

The theoretical
maximum payout

under this equity

index put option

contract would

occur if on

the exercise

date the S&P

500
index value was
zero
.

At September 30,

2020, the present value

of the theoretical maximum

payout using a
3
%
discount factor

was $
146,796

thousand.

Conversely, if

the contract

had expired

on September 30,

2020, with
the S&P index at
3,363.00
, there would have been
no

settlement amount.

At September 30, 2020 and

December 31, 2019, the fair value

for these equity put options was

$
6,632

thousand
and $
5,584

thousand, respectively.

The fair

value of

the equity

index put

options can

be found

in the

Company’s consolidated

balance sheets

as
follows:

(Dollars in thousands)
Derivatives not designated as Location of fair value At At
hedging instruments in balance sheets September 30, 2020 December 31, 2019
Equity index put option contracts Equity index put option liability $
6,632
$
5,584
Total $
6,632
$
5,584

The change in

fair value

of the equity

index put option

contracts can

be found

in the Company’s

statement of
operations and comprehensive income (loss) as follows:

(Dollars in thousands)
For the Three Months Ended

For the, Nine Months Ended
Derivatives not designated as Location of gain (loss) in statements of September 30, September 30, hedging instruments operations and comprehensive income (loss) 2020 2019 2020 2019
Equity index put option contracts
Net derivative gain (loss)

$
2,456
$
(189)
$
(1,048)
$
3,395
Total $
2,456
$
(189)
$
(1,048)
$
3,395

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

In limited instances

where prices are

not provided by

pricing services or in

rare instances when

a manager may
not agree

with the pricing

service, price quotes

on a non-binding

basis are obtained

from investment

brokers.

The investment

asset managers do

not make any

changes to prices

received from either

the pricing services or
the investment

brokers.

In addition,

the investment

asset managers

have procedures

in place

to review

the
reasonableness of the

prices from the

service providers and

may request verification

of the prices.

In addition,
the Company continually

performs analytical reviews

of price changes and

tests the prices on

a random basis to
an independent pricing

source.

No material variances

were noted during

these price validation

procedures.

In
limited situations,

where financial

markets are

inactive or

illiquid, the

Company may

use its

own assumptions
about future

cash flows

and risk-adjusted

discount rates

to determine

fair value.

At September

30, 2020,
$
1,134,535

thousand of fixed

maturities, market value

and $
3,748

thousand of fixed

maturities, fair value

were
fair valued

using unobservable inputs.

The majority of

the fixed maturities,

market value,

$
805,061

thousand,
were valued by

investment managers’ valuation

committees and many

of these fair values

and all of the

$
3,748
thousand of fixed

maturities, fair

value were

substantiated by

valuations from

independent third

parties.

The
Company has procedures

in place to

evaluate these independent

third party valuations.

The remaining Level

3
fixed maturities of $
329,474

thousand were valued at

either par or amortized cost,

which the Company believes
approximates fair value.

At December 31, 2019, $
772,979

thousand of fixed maturities, market value and $
5,826
thousand of fixed

maturities, fair

value were

fair valued

using unobservable

inputs.

The majority of

the fixed
maturities, market value, $
610,873

thousand, were valued by investment

managers’ valuation committees and a
majority of these fair

values and all of

the $
5,826

thousand of fixed

maturities, fair value

were substantiated

by
valuations from independent

third parties.

The Company has

procedures in place

to review and

evaluate these
independent third party valuations.

The remaining Level 3 fixed maturities of $
162,106

thousand were valued at
either par or amortized cost, which the Company believes approximates fair value.

The Company

internally manages

a public

equity portfolio

which had

a fair

value at

September 30,

2020 and
December 31,

2019 of

$
591,681

thousand and

$
170,888

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

and mortgage

-backed securities

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

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in thousands) September 30, 2020 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations

of
U.S. government agencies and corporations $
1,452,003
$ - $
1,452,003
$ -
Obligations of U.S. States and political

subdivisions
543,283
-
543,283
-
Corporate securities
6,805,349
-
6,081,305
724,044
Asset-backed securities
1,338,202
-
933,413
404,789
Mortgage-backed securities
Commercial
969,320
-
969,320
-
Agency residential
2,118,653
-
2,118,653
-
Non-agency residential
2,520
-
2,520
-
Foreign government securities
1,535,075
-
1,535,075
-
Foreign corporate securities
3,091,972
-
3,086,270
5,702
Total fixed

maturities, market value
17,856,377
-
16,721,842
1,134,535
Fixed maturities, fair value
3,748
- -
3,748
Equity securities, fair value
1,173,162
1,084,448
88,714
-
Liabilities:
Equity index put option contracts $
6,632
$ - $ - $
6,632

There were
no

transfers between Level 1 and Level 2 for

the nine months ended September 30, 2020.

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
1,515,803
$ - $
1,515,803
$ -
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
864,584
66,873
-
Liabilities:
Equity index put option contracts $
5,584
$ - $ - $
5,584

In addition,

$
218,821

thousand and

$
209,578

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

Total Fixed Maturities, Market

Value
Three Months Ended September 30, 2020 Nine Months Ended September 30, 2020
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in thousands) Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities at market value $
721,834
$
295,730
$
6,274
$
1,023,838
$
617,588
$
153,641
$
1,750
$
772,979
Total gains or (losses) (realized/unrealized)
Included in earnings
362
457
26
845
(100)
582
(71)
411
Included in other comprehensive income (loss)
(992)
5,028
126
4,162
(4,898)
7,238
86
2,426
Purchases, issuances and settlements
(1,349)
103,574
139
102,364
112,060
243,328
3,823
359,211
Transfers in and/or (out) of Level

3
4,189
-
(863)
3,326
(606)
-
114
(492)
Ending balance $
724,044
$
404,789
$
5,702
$
1,134,535
$
724,044
$
404,789
$
5,702
$
1,134,535
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$ - $ - $ - $ - $
(539)
$ - $ $ - $
(539)
(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Market

Value
Three Months Ended September 30, 2019 Nine Months Ended September 30, 2019
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in thousands) Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities at market value $
542,878
$ - $
2,093
$
544,971
$
428,215
$ - $
7,744
$
435,959
Total gains or (losses) (realized/unrealized)
Included in earnings
1,018
- -
1,018
3,348
-
(119)
3,229
Included in other comprehensive income (loss)
(1,314)
644
-
(670)
1,130
644
-
1,774
Purchases, issuances and settlements
42,289
40,000
-
82,289
150,659
40,000
(5,532)
185,127
Transfers in and/or (out) of Level

3
3,176
- -
3,176
4,695
- -
4,695
Ending balance $
588,047
$
40,644
$
2,093
$
630,784
$
588,047
$
40,644
$
2,093
$
630,784
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$ - $ - $ - $ - $ - $ - $ - $ -
(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
Three Months Ended September 30, 2020 Nine Months Ended September 30, 2020
Foreign Foreign
(Dollars in thousands)
Corporate Total Corporate Total
Beginning balance fixed maturities at market value $
4,431
$
4,431
$
5,826
$
5,826
Total gains or (losses) (realized/unrealized)
Included in earnings
1,371
1,371
(24)
(24)
Included in other comprehensive income (loss) - - - -
Purchases, issuances and settlements
(2,054)
(2,054)
(2,054)
(2,054)
Transfers in and/or (out) of Level 3 - - - -
Ending balance $
3,748
$
3,748
$
3,748
$
3,748
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$ - $ - $ - $ -
(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
Three Months Ended September 30, 2019 Nine Months Ended September 30, 2019
Foreign Foreign
(Dollars in thousands)
Corporate Total Corporate Total
Beginning balance fixed maturities at market value $ - $ - $
2,337
$
2,337
Total gains or (losses) (realized/unrealized)
Included in earnings - -
369
369
Included in other comprehensive income (loss) - - - -
Purchases, issuances and settlements - -
(2,706)
(2,706)
Transfers in and/or (out) of Level 3 - - - -
Ending balance $ - $ - $ - $ -
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
Balance, beginning of period $
9,877
$ - $ - $ -
Total (gains) or losses (realized/unrealized)
Included in earnings - - - -
Included in other comprehensive income (loss) - - - -
Purchases, issuances and settlements - -
9,877
-
Transfers in and/or (out) of Level 3
(9,877)
-
(9,877)
-
Balance, end of period $ - $ - $ - $ -
The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date $ - $ - $ - $ -
(Some amounts may not reconcile due to rounding.)

The net

transfers to/(from)

Level 3,

fair value

measurements using

significant unobservable

inputs for

fixed
maturities, market

value were

$
3,326

thousand and

($
492
) thousand

for the

three and

nine months

ended
September 30,

2020, respectively,

and were

$
3,176

thousand and

$
4,695

thousand for

the three

and nine
months ended

September 30,

2019, respectively.

The transfers

of $
3,326

thousand during

the three

months
ended September 30, 2020 were

previously priced by a recognized

pricing service and were subsequently priced
using investment managers as

of September 30, 2020.

The transfers of ($
492
) thousand during the nine months
ended September

30, 2020

were related

to securities

that were

previously priced

using investment

managers
and were subsequently priced by a

recognized pricing service as of September

30, 2020.

The transfers of $
3,176
thousand and $
4,695

thousand during 2019

were related

to securities that

were previously priced

by a
recognized pricing service and were subsequently priced using investment managers as of September 30, 2019.

The net

transfers to/(from)

Level 3,

fair value

measurements using

significant unobservable

inputs for

equity
securities, fair

value were

($
9,877
) thousand for

both the three

and nine

months ended

September 30,

2020.

The transfers

of ($
9,877
) thousand

during both

the three

and nine

months ended

September 30,

2020, were
related to

preferred stock

in a private

entity purchased during

the second quarter

of 2020 which

was priced at
cost as of June 30, 2020 and was subsequently priced based upon the book value of the underlying private entity

as of September 30, 2020.

The following table

presents the activity

under Level 3,

fair value measurements

using significant unobservable
inputs for equity index put option contracts, for the periods indicated:

Three Months Ended

Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Liabilities:
Balance, beginning of period $
9,088
$
8,374
$
5,584
$
11,958
Total (gains) or losses (realized/unrealized)
Included in earnings
(2,456)
189
1,048
(3,395)
Included in other comprehensive income (loss) - - - -
Purchases, issuances and settlements - - - -
Transfers in and/or (out) of Level 3 - - - -
Balance, end of period $
6,632
$
8,563
$
6,632
$
8,563
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
under various share

-based compensation plans

were exercised

resulting in the issuance

of common shares

that
would participate in the earnings of the entity.

Net income (loss) per

common share has been

computed as per

below, based

upon weighted average

common
basic and dilutive shares outstanding.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands, except per share amounts)
2020 2019 2020 2019
Net income (loss) per share:
Numerator
Net income (loss)

$
243,057
$
104,398
$
450,549
$
791,817
Less:

dividends declared-common shares and unvested common shares
(61,910)
(56,995)
(187,115)
(171,131)
Undistributed earnings
181,148
47,403
263,435
620,687
Percentage

allocated to common shareholders (1)
98.8
%
98.9
%
98.7
%
98.9
%
178,938
46,869
260,096
613,847
Add:

dividends declared-common shareholders
61,199
56,403
184,836
169,329
Numerator for basic and diluted earnings per common share $
240,138
$
103,273
$
444,931
$
783,176
Denominator
Denominator for basic earnings per weighted-average common shares
39,483
40,287
39,711
40,289
Effect of dilutive securities:

Options
74
125
79
131
Denominator for diluted earnings per adjusted weighted-average common shares
39,557
40,411
39,790
40,421
Per common share net income (loss)
Basic $
6.08
$
2.56
$
11.20
$
19.44
Diluted $
6.07
$
2.56
$
11.18
$
19.38
(1)
Basic weighted-average common shares outstanding
39,483
40,287
39,711
40,289
Basic weighted-average common shares outstanding and unvested common shares expected to vest
39,971
40,746
40,221
40,738
Percentage allocated to common shareholders
98.8
%
98.9
%
98.7
%
98.9
%
(Some amounts may not reconcile due to rounding.)

There were
no

anti-diluted options outstanding

for the three

and nine months

ended September 30,

2020 and
2019.

All outstanding options expire on or between
February 24, 2021

and
September 19, 2022
.

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

At September 30, At December 31,
(Dollars in thousands)
2020 2019
The Prudential

$
141,488
$
141,703
Unaffiliated life insurance company
34,441
35,082

9.

OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents

the components of comprehensive

income (loss) in the

consolidated statements of
operations for the periods indicated:

Three Months Ended September 30, 2020 Nine Months Ended September 30, 2020
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-
credit related $
68,264
$
(4,784)
$
63,480
$
373,990
$
(38,155)
$
335,835
Reclassification of net realized losses (gains) included in net income
(loss)
(12,678)
1,225
(11,453)
18,650
(5,961)
12,689
Foreign currency translation adjustments
64,453
(3,825)
60,628
28,555
1,835
30,390
Reclassification of benefit plan liability amortization included in net income (loss)
2,285
(479)
1,806
5,736
(1,204)
4,532
Total other comprehensive income (loss) $
122,324
$
(7,863)
$
114,461
$
426,931
$
(43,485)
$
383,446

Three Months Ended September 30, 2019 Nine Months Ended September 30, 2019
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-
credit related $
103,247
$
(9,529)
$
93,718
$
587,930
$
(61,792)
$
526,138
URA(D) on securities - OTTI
72
(25)
47
(1,671)
122
(1,549)
Reclassification of net realized losses (gains) included in net income
(loss)
(74)
(455)
(529)
(3,597)
(623)
(4,220)
Foreign currency translation adjustments
(2,665)
(761)
(3,426)
(13,890)
(1,316)
(15,206)
Reclassification of benefit plan liability amortization included in net income (loss)
1,726
(363)
1,363
4,640
(975)
3,665
Total other comprehensive income (loss) $
102,306
$
(11,133)
$
91,173
$
573,412
$
(64,584)
$
508,828

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30, Affected line item within the statements of
AOCI component 2020 2019 2020 2019 operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities $
(12,678)
$
(74)
$
18,650
$
(3,597)
Other net realized capital gains (losses)
1,225
(455)
(5,961)
(623)
Income tax expense (benefit)
$
(11,453)
$
(529)
$
12,689
$
(4,220)
Net income (loss)
Benefit plan net gain (loss) $
2,285
$
1,726
$
5,736
$
4,640
Other underwriting expenses
(479)
(363)
(1,204)
(975)
Income tax expense (benefit)
$
1,806
$
1,363
$
4,532
$
3,665
Net income (loss)

The following table

presents the components

of accumulated other

comprehensive income (loss),

net of tax,

in
the consolidated balance sheets for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)

2020 2019 2020 2019
Beginning balance of URA (D) on securities $
600,922
$
247,741
$
304,425
$
(179,392)
Current period change in URA (D) of investments - non-credit related
52,027
93,190
348,524
521,919
Current period change in URA (D) of investments - non-credit OTTI -
47
-
(1,549)
Ending balance of URA (D) on securities
652,949
340,978
652,949
340,978
Beginning balance of foreign currency translation adjustments
(231,955)
(227,527)
(201,717)
(215,747)
Current period change in foreign currency translation adjustments
60,628
(3,426)
30,390
(15,206)
Ending balance of foreign currency translation adjustments

(171,327)
(230,953)
(171,327)
(230,953)
Beginning balance of benefit plan net gain (loss)
(71,830)
(65,116)
(74,556)
(67,418)
Current period change in benefit plan net gain (loss)
1,806
1,363
4,532
3,665
Ending balance of benefit plan net gain (loss)
(70,024)
(63,753)
(70,024)
(63,753)
Ending balance of accumulated other comprehensive income (loss) $
411,598
$
46,272
$
411,598
$
46,272
(Some amounts may not reconcile due to rounding.)

10.

CREDIT FACILITIES

The Company

has
two

active credit

facilities for

a total

commitment of

up to

$
1,000,000

thousand and

an
additional credit facility

for a total

commitment of up to

£
52,175

thousand, providing for

the issuance of letters
of credit and/or

unsecured revolving credit

lines.

The following table

presents the interest

and fees incurred

in
connection with the
two

credit facilities for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Credit facility interest and fees incurred $
105
$
105
$
560
$
315

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May

26, 2016, Group,

Everest Reinsurance

(Bermuda), Ltd.

(“Bermuda Re”)

and Everest

International
Reinsurance, Ltd.

(“Everest International”),

both direct subsidiaries of

Group, entered into

a
five year
, $
800,000
thousand senior credit

facility with a

syndicate of lenders,

which amended and

restated in

its entirety the

June
22, 2012,
four year
, $
800,000

thousand senior credit

facility.

Both the May

26, 2016 and

June 22, 2012

senior
credit facilities, which have similar terms,

are referred to as

the “Group Credit Facility”.

Wells Fargo Corporation
(“Wells Fargo

Bank”) is

the administrative

agent for

the Group

Credit Facility,

which consists

of two

tranches.

Tranche one

provides up to $
200,000

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
0.5
% per annum

or (c) the

one month LIBOR
Rate plus
1.0
% per annum.

The amount of margin and the fees

payable for the Group

Credit Facility depends on
Group’s senior

unsecured debt

rating.

Tranche two

exclusively provides

up to

$
600,000

thousand for

the
issuance of standby letters of credit on a collateralized

basis.

The Group Credit

Facility requires Group

to maintain a

debt to capital

ratio of not

greater than
0.35

to 1 and to
maintain a

minimum net worth.

Minimum net worth

is an amount

equal to

the sum of

$
5,370,979

thousand
plus
25
% of

consolidated net

income for

each of

Group’s fiscal

quarters, for

which statements

are available

ending on or after March 31, 2016 and for

which consolidated net income is positive, plus
25
% of any increase in
consolidated net worth

during such period attributable

to the issuance

of ordinary and

preferred shares,

which
at September 30,

2020, was $
6,372,662

thousand.

As of September

30, 2020, the

Company was in

compliance
with all Group Credit Facility covenants.

On March 25, 2020, Group

borrowed $
50,000

thousand under Tranche

one of the credit facility

as an unsecured
revolving credit loan.

The loan was

fully paid off

on June 26,

2020.

There were
no

revolving credit borrowings
from the facility during the year ended 2019.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)
At September 30, 2020 At December 31, 2019
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Wells Fargo Bank Group Credit Facility Tranche One $
200,000
$
99,077
12/31/2020
$
200,000
$
33,737
12/31/2020
Tranche Two
600,000
586,186
12/31/2020
600,000
2,381
7/29/2020
Tranche Two -
1,649
9/30/2020
Tranche Two -
573,353
12/31/2020
Tranche Two -
12,364
1/4/2021
Total Wells Fargo

Bank Group Credit Facility
$
800,000
$
685,263
$
800,000
$
623,484

Bermuda Re Letter of Credit Facility

Effective December 31, 2019, Bermuda Re renewed

its letter of credit issuance facility with Citibank N.A.
referred to

as the

“Bermuda Re

Letter of

Credit Facility”,

which commitment

is reconfirmed

annually with
updated fees.

The current renewal of

the Bermuda Re Letter

of Credit Facility provides

for the issuance of up

to
$
200,000

thousand of secured letters

of credit to

collateralize reinsurance

obligations as a

non-admitted
reinsurer.

The interest on drawn letters

of credit shall be (A)
0.35
% per annum of the principal amount of issued
standard letters

of credit

(expiry of

15 months

or less)

and (B)
0.45
% per

annum of

the principal

amount of
issued extended tenor letters

of credit (expiry maximum of up

to
60

months).

The commitment fee on undrawn
credit shall be
0.15
% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)
At September 30, 2020 At December 31, 2019
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Citibank Bilateral Letter of Credit Agreement $
200,000
$
3,672
11/24/2020
$
200,000
$
4,425
02/29/2020
93,846
12/31/2020
512
09/03/2020
4,425
02/28/2021
3,672
11/24/2020
183
12/16/2021
177
12/16/2020
109
12/20/2021
125
12/20/2020
5,475
12/31/2021
101,404
12/31/2020
777
08/15/2022
559
08/15/2021
37,802
09/30/2024
37,096
12/30/2023
Total Citibank Bilateral Agreement $
200,000
$
146,289
$
200,000
$
147,970

Everest International Credit Facility

Effective May

12, 2020, Everest

International amended

its credit facility

with Lloyds Bank

plc (“Everest
International Credit Facility”).

The current amendment of the Everest

International Credit Facility provides

up to
£
52,175

thousand for

the issuance of

standby letters

of credit

on a

collateralized basis.

The Company

pays a
commitment fee of
0.1
% per annum on the average

daily amount of the remainder

of (1) the aggregate

amount
available under

the facility

and (2)

the aggregate

amount of

drawings outstanding

under the

facility.

The
Company pays a credit commission fee of
0.35
% per annum on drawings outstanding under the facility.

The Everest

International Credit

Facility requires

Group to

maintain a

debt to

capital ratio

of not greater

than
0.35

to 1

and to

maintain a

minimum net

worth.

Minimum net

worth is

an amount

equal to

the sum

of
$
5,532,663

thousand (
70
% of consolidated

net worth as

of December 31,

2018), plus
25
% of consolidated

net

income for each of Group’s

fiscal quarters, for which statements

are available ending on or after

January 1, 2019
and for which

net income is

positive, plus
25
% of any

increase in consolidated

net worth of

Group during such
period attributable to

the issuance of ordinary and

preferred shares,

which at September 30,

2020, was
$
5,910,400

thousand.

As of September 30,

2020, the Company was

in compliance with all

Everest International
Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)
At September 30, 2020 At December 31, 2019
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Lloyd's Bank plc £
52,175
£
52,175
12/31/2023
£
47,000
£
47,000
12/31/2023
- - - -
Total Lloyd's Bank Credit Facility £
52,175
£
52,175
£
47,000
£
47,000

Federal Home Loan Bank Membership

Effective August

15, 2019, Everest

Reinsurance Company (“Everest

Re”) became a member

of the Federal Home
Loan Bank

of New

York (“FHLBNY”),

which allows

Everest Re

to borrow

up to
10
% of

its statutory

admitted
assets.

As of

September 30,

2020, Everest

Re had

admitted assets

of approximately

$
14,667,099

thousand
which provides borrowing capacity of up to approximately $
1,466,709

thousand.

On August 31,

2020, Everest

Re borrowed

$
90,000

thousand under its

FHLBNY available capacity.

The $
90,000
thousand collateralized

borrowing has

interest payable

at a

rate of
0.35
% and

will mature

on
November 30,
2020
.

The FHLBNY membership agreement

requires that
4.5
% of borrowed funds

be used to acquire

additional
membership stock.

11.

COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries

of Group

have established

trust agreements,

which effectively

use the

Company’s
investments as collateral,

as security for

assumed losses payable

to certain non-affiliated

ceding companies.

At
September 30, 2020, the total amount on deposit in trust accounts was $
1,158,783

thousand.

The Company reinsures

some of its

catastrophe exposures

with the segregated

accounts of Mt.

Logan Re.

Mt.
Logan Re is

a Class 3 insurer

registered in Bermuda

effective February 27,

2013 under The Segregated

Accounts
Companies Act 2000 and
100
% of the voting common

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

Three Months Ended

Nine Months Ended
September 30, September 30,
Mt. Logan Re Segregated Accounts 2020 2019 2020 2019
(Dollars in thousands)
Ceded written premiums
86,712
97,391
245,422
237,841
Ceded earned premiums
71,396
79,560
233,089
220,200
Ceded losses and LAE
87,917
79,499
173,968
164,914
Assumed written premiums
8,894
9,867
14,448
14,900
Assumed earned premiums
8,894
9,867
14,448
14,900
Assumed losses and LAE - - - -

Each segregated

account is permitted

to assume net

risk exposures equal

to the amount

of its available

posted
collateral, which

in the aggregate

was $
806,564

thousand and $
993,036

thousand at September

30, 2020 and
December 31, 2019,

respectively.

Of this

amount, Group

had investments

recorded at

$
66,175

thousand and
$
46,390

thousand at September 30, 2020 and December 31, 2019, respectively, in the segregated accounts.

Effective April

1, 2018,

the Company

entered into

a retroactive

reinsurance transaction

with one

of the

Mt.
Logan Re segregated

accounts to retrocede

$
269,198

thousand of casualty reserves held

by Bermuda Re related
to accident

years
2002

through
2015
.

As consideration

for entering

the agreement,

the Company

transferred
cash of

$
252,000

thousand to the

Mt. Logan

Re segregated

account.

The maximum

liability to

be retroceded
under the agreement

will be $
319,000

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

$
250,000

thousand of reinsurance

coverage
from named storms in specified states

of the Southeastern United States.

The second agreement provides up to
$
200,000

thousand of

reinsurance coverage

from named

storms in

specified states

of the

Southeast, Mid-
Atlantic and

Northeast regions

of the

United States

and Puerto

Rico as

well as

reinsurance coverage

from
earthquakes in specified states

of the Southeast, Mid-Atlantic,

Northeast and West

regions of the United States,
Puerto Rico and British Columbia.

These reinsurance agreements expired in
April, 2018
.

On November 18,

2014, the Company

entered into

a collateralized

reinsurance agreement

with Kilimanjaro to
provide the Company with catastrophe

reinsurance coverage.

This agreement is a multi-year reinsurance
contract which covers specified earthquake events.

The agreement provides up to $
500,000

thousand of
reinsurance coverage

from earthquakes in the

United States, Puerto

Rico and Canada. These reinsurance
agreements expired in November 2019 .

On December 1, 2015

the Company entered

into
two

collateralized reinsurance

agreements with Kilimanjaro

to
provide the

Company with

catastrophe reinsurance

coverage.

These agreements

are multi-year

reinsurance
contracts which

cover named

storm and

earthquake events.

The first

agreement provides

up to

$
300,000
thousand of reinsurance

coverage from

named storms

and earthquakes

in the United

States, Puerto

Rico and
Canada.

The second agreement provides

up to $
325,000

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
to $
225,000

thousand, $
400,000

thousand and

$
325,000

thousand, respectively,

of annual

aggregate

reinsurance coverage

from named storms

and earthquakes in

the United States,

Puerto Rico and

Canada.

The
subsequent
three

agreements are
five year

reinsurance contracts

which cover

named storm

and earthquake
events.

These agreements provide

up to $
50,000

thousand, $
75,000

thousand and $
175,000

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

to $
62,500

thousand and

$
200,000

thousand, respectively,

of annual

aggregate
reinsurance coverage

from named

storms and

earthquakes in

the United

States, Puerto

Rico, the

U.S. Virgin
Islands and

Canada.

The remaining
two

agreements are
five year

reinsurance contracts

which provide

up to
$
62,500

thousand and $
200,000

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

to $
150,000

thousand and

$
275,000

thousand, respectively,

of annual

aggregate
reinsurance coverage

from named

storms and

earthquakes in

the United

States, Puerto

Rico, the

U.S. Virgin
Islands and

Canada.

The remaining
two

agreements are
five year

reinsurance contracts

which provide

up to
$
150,000

thousand and $
275,000

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

$
450,000

thousand of

notes (“Series
2014-1 Notes”).

The $
450,000

thousand of Series 2014-1

Notes were fully

redeemed on April 30,

2018 and are
no longer outstanding.

On November 18,

2014, Kilimanjaro issued

$
500,000

thousand of notes

(“Series 2014-2
Notes”).

The $
500,000

thousand of

Series 2014-2

Notes were

fully redeemed

in November

2019 and

are no
longer outstanding.

On December

1, 2015,

Kilimanjaro issued

$
625,000

thousand of

notes (“Series

2015-1
Notes).

On April 13, 2017,

Kilimanjaro issued $
950,000

thousand of notes (“Series

2017-1 Notes) and $
300,000
thousand of

notes (“Series

2017-2 Notes).

On April

30, 2018,

Kilimanjaro issued

$
262,500

thousand of

notes
(“Series 2018-1

Notes”) and

$
262,500

thousand of

notes (“Series

2018-2 Notes”).

On December

12, 2019
Kilimanjaro issued

$
425,000

thousand of notes

(“Series 2019-1 Notes”)

and $
425,000

of notes

(“Series 2019-2
Notes”).

The proceeds from the

issuance of the Notes listed

above are held in

reinsurance trust throughout

the
duration of

the applicable reinsurance

agreements and invested

solely in US

government money

market funds
with a rating of at least “AAAm”

by Standard & Poor’s.

12.

SENIOR NOTES

The table below

displays Everest

Reinsurance Holdings’ (“Holdings”)

outstanding senior notes.

Market value

is
based on quoted

market prices, but

due to limited

trading activity,

these senior notes are

considered Level 2

in
the fair value hierarchy.

September 30, 2020 December 31, 2019
Consolidated Balance Consolidated Balance
(Dollars in thousands)
Date Issued Date Due Principal Amounts Sheet Amount Market Value Sheet Amount Market Value
Senior notes
06-05-2014
06-01-2044
400,000
$
397,164
$
460,252
$
397,074
$
452,848

On June 5,

2014, Holdings issued

$
400,000

thousand of
30

year senior notes

at
4.868
%, which will

mature on
June 1, 2044
.

Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars In thousands
2020 2019 2020 2019
Interest expense incurred $
4,868
$
4,868
$
14,604
$
14,604

In addition to the above senior notes outstanding, Holdings issued $
1,000,000

thousand of
30 year

senior notes
on
October 7, 2020

at an interest rate of
3.5
%.

These senior notes will mature on
October 15, 2050

and will pay
interest semi-annually on April 15th and October 15th of each year.

13.

LONG TERM SUBORDINATED NOTES

The table

below displays

Holdings’ outstanding

fixed to

floating rate

long term

subordinated notes.

Market
value is

based on

quoted market

prices, but

due to

limited trading

activity, these

subordinated notes

are
considered Level 2 in the fair value hierarchy.

Maturity Date September 30, 2020 December 31, 2019
Original Consolidated
Balance
Consolidated
Balance
(Dollars in thousands)
Date Issued Principal
Amount
Scheduled Final Sheet Amount Market Value Sheet Amount Market Value
Long term subordinated notes
04-26-2007
$
400,000
05-15-2037
05-01-2067
$
223,649
$
191,301
$
236,758
$
233,191

During the fixed rate

interest period from
May 3, 2007

through
May 14, 2017
, interest was

at the annual rate

of
6.6
%, payable semi-annually in arrears on November 15 and May 15 of each year,

commencing on
November 15,
2007
.

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

17, 2020 to
November 15, 2020 is
2.67
%.

Holdings may redeem the long term subordinated

notes on or after May 15,

2017, in whole or in part at
100
% of
the principal amount plus accrued and unpaid interest;

however,

redemption on or after the scheduled

maturity
date and prior

to
May 1, 2047

is subject to

a replacement capital

covenant.

This covenant is

for the benefit

of
certain senior

note holders

and it

mandates that

Holdings receive

proceeds from

the sale

of another
subordinated debt

issue, of at

least similar size,

before it

may redeem

the subordinated notes.

Effective upon
the maturity

of the Company’s
5.40
% senior notes

on
October 15, 2014
, the

Company’s
4.868
% senior notes,
due on
June 1, 2044
, have

become the

Company’s long

term indebtedness

that ranks

senior to

the long term
subordinated notes.

The Company repurchased

and retired $
0

thousand and $
13,183

thousand of its

outstanding long term
subordinated notes

during the three

and nine months

ended September 30,

2020, respectively.

The Company
realized a

gain of $
0

thousand and $
2,536

thousand from the

repurchase of the

long term subordinated

notes
for the three and nine months ended September 30, 2020, respectively.

On March 19,

2009, Group announced

the commencement of

a cash tender

offer for

any and all

of the
6.60
%
fixed to

floating rate

long term

subordinated notes.

Upon expiration

of the

tender offer,

the Company

had
reduced its outstanding debt by $
161,441

thousand.

Interest expense

incurred in

connection with these

long term subordinated

notes is as

follows for

the periods
indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Interest expense incurred $
1,587
$
2,881
$
6,126
$
8,892

14.

LEASES

Effective January 1,

2019, the Company adopted

ASU 2016-02 and ASU

2018-11 which outline new

guidance on
the accounting for

leases.

The Company enters

into lease agreements

for real estate

that is primarily

used for
office space

in the

ordinary course

of business.

These leases are

accounted for

as operating

leases, whereby
lease expense is recognized

on a straight

-line basis over the term

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
Operating lease cost $
8,424
$
5,384
$
24,572
$
16,602

At September 30, At December 31,
(Dollars in thousands)
2020 2019
Operating lease right of use assets $
149,206
$
161,435
Operating lease liabilities
163,329
169,909

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Operating cash flows from operating

leases
$
(5,047)
$
(5,739)
$
(14,883)
$
(14,665)

At September 30, At December 31,
2020 2019
Weighted average

remaining operating lease term
12.3 years 12.6 years
Weighted average

discount rate on operating leases
4.11
%
3.91
%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020 $
5,235
2021
18,433
2022
20,882
2023
20,110
2024
19,859
2025
16,868
Thereafter
119,204
Undiscounted lease payments
220,591
Less:

present value adjustment
57,262
Total operating

lease liability
$
163,329

On July

2, 2019,

the Company

entered into

a lease

agreement to

relocate its

corporate offices

from Liberty
Corner, New

Jersey to a

corporate complex in

Warren, New Jersey.

The new lease, which

covers approximately
315,000

square feet of

office space, was effective

October 1, 2019 and

runs through
2036
.

The initial base rent
payment of

the lease

will be

approximately $
650

thousand per

month or

$
7,800

thousand per

year.

The
Company expects to relocate

the existing operations and

employees of the Liberty Corner,

New Jersey facility to
the new corporate complex during 2021.

15.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

Three Months Ended Nine Months Ended
Reinsurance September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Gross written premiums $
2,086,961
$
1,736,672
$
5,403,080
$
4,678,310
Net written premiums
1,936,851
1,583,713
4,974,034
4,212,952
Premiums earned $
1,669,257
$
1,420,799
$
4,656,733
$
4,072,078
Incurred losses and LAE
1,335,048
1,050,621
3,361,367
2,605,901
Commission and brokerage
373,251
371,098
1,130,946
1,039,113
Other underwriting expenses
51,333
43,832
135,170
117,031
Underwriting gain (loss) $
(90,375)
$
(44,752)
$
29,250
$
310,033

Three Months Ended Nine Months Ended
Insurance September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Gross written premiums $
704,643
$
666,602
$
2,328,733
$
2,018,727
Net written premiums
511,829
484,844
1,693,603
1,491,286
Premiums earned $
536,554
$
484,820
$
1,628,297
$
1,383,537
Incurred losses and LAE
401,162
321,303
1,212,699
909,203
Commission and brokerage
72,081
71,978
229,224
214,387
Other underwriting expenses
87,542
74,326
250,695
204,945
Underwriting gain (loss) $
(24,231)
$
17,213
$
(64,321)
$
55,002

The following

table reconciles

the underwriting

results for

the operating

segments to

income before

taxes as
reported in the

consolidated statements

of operations and

comprehensive income (loss)

for the periods
indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Underwriting gain (loss) $
(114,606)
$
(27,539)
$
(35,071)
$
365,035
Net investment income
234,233
181,058
420,116
501,062
Net realized capital gains (losses)
110,203
(12,943)
84,263
109,561
Net derivative gain (loss)
2,456
(189)
(1,048)
3,395
Corporate expenses
(10,618)
(8,435)
(29,184)
(22,622)
Interest, fee and bond issue cost amortization

expense
(6,641)
(7,907)
(21,477)
(23,972)
Other income (expense)
57,481
(31,025)
48,354
(52,550)
Income (loss) before taxes $
272,508
$
93,020
$
465,953
$
879,909

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

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
United Kingdom gross written premium $
314,502
$
272,297
$
857,310
$
743,294

No other country represented more than
5
% of the Company’s revenues.

16.

SHARE-BASED COMPENSATION PLANS

For the three months

ended September 30, 2020,
5,590

restricted stock awards

were granted on
September 11,
2020
, with a fair value of $
207.5050
.

For the

nine months

ended September

30, 2020,

a total

of
173,419

restricted stock

awards were

granted:

167,829

restricted share awards were

granted on
February 26, 2020
, with a fair value

of $
277.145

per share and
5,590

on
September 11, 2020

with a fair value

of $
207.5050
.

Also,
16,120

performance share unit awards

were
granted on
February 26, 2020
, with a fair value of $
277.145

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Service cost $
2,040
$
2,064
$
8,092
$
6,616
Interest cost
2,562
2,928
7,608
8,788
Expected return on plan assets
(5,197)
(4,492)
(15,591)
(14,523)
Amortization of net (income) loss

2,462
1,909
6,137
5,111
FAS 88 settlement charge
871
102
871
309
Net periodic benefit cost $
2,738
$
2,511
$
7,117
$
6,301

Other Benefits Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in thousands)
2020 2019 2020 2019
Service cost $
311
$
245
$
763
$
818
Interest cost
215
245
644
835
Amortization of prior service cost
(177)
(144)
(401)
(433)
Amortization of net (income) loss

-
(39)
-
(39)
Net periodic benefit cost $
349
$
307
$
1,006
$
1,181

The service cost component

of net periodic benefit

costs is included

within other underwriting expenses

on the
consolidated statement of operations

and comprehensive income (loss).

In accordance with ASU 2017-07, other
staff compensation costs are also primarily recorded within this line item.

The Company

did
no
t make

any contributions

to the

qualified pension

benefit plan

for the

three and

nine
months ended September 30, 2020 and 2019, respectively.

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

The Company generally applies the estimated

Annualized Effective Tax

Rate (“AETR”)

approach for calculating its
tax provision

for interim

periods as prescribed

by ASC 740-270,

Interim Reporting.

Under the AETR

approach,
the estimated annualized

effective tax

rate is applied

to the interim

year-to-date pre-tax

income/loss to
determine the

income tax

expense or

benefit for

the year-to-date

period.

The tax

expense or

benefit for

the
quarter represents the

difference between

the year-to-date

tax expense or

benefit for the

current year-to-date
period less such amount for

the immediately preceding year-to-date

period.

Management considers the impact
of all known

events in its

estimation of the

Company’s annual pre

-tax income/loss and

annualized effective

tax
rate.

19.

SUBSEQUENT EVENTS

The Company has

evaluated known recognized

and non-recognized subsequent

events. In October

2020,
Hurricanes Delta

and Zeta

impacted the Caribbean

and southeastern

United States.

Due to

the recentness

of
these events,

the Company

is unable

to estimate

the amount

of losses

at this

time.

However,

the Company
anticipates that the losses from these events will adversely impact its fourth quarter 2020 financial statements.

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

second and

third quarters

and we

recognized after

-tax
realized gains of

$239.4 million and

unrealized gains of

$596.5 million in

our financial statements

for these two
quarters.

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

For the

quarter ended September 30,

2020, our underwriting results

include $125 million of

estimated losses related

to
the pandemic and

$435 million for

the nine months

ended September 30,

2020.

We anticipate

this Pandemic
could have

a meaningful

impact on

our revenue,

as well

as net

and operating

income in

future quarters

as a
result of

reinsurance and

insurance claims

due to

the pandemic and

resulting macro

-economic market
conditions.

Many regulators

had issued moratoriums

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

The increased frequency of

catastrophe losses in

2020
appears to be

further pressuring the

increase of rates.

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

significant liquidity

and a

low
operating expense ratio.

Our diversified global

platform with its

broad mix of

products, distribution and
geography is resilient.

Financial Summary.
We monitor

and evaluate

our overall performance

based upon financial

results.

The following table

displays a
summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

Three Months Ended
Percentag
e
Nine Months Ended
Percentag
e
September 30, Increase/ September 30, Increase/
(Dollars in millions)
2020 2019 (Decrease) 2020 2019 (Decrease)
Gross written premiums

$ 2,791.6

$ 2,403.3

16.2
%

$ 7,731.8

$ 6,697.0

15.5%
Net written premiums

2,448.7 2,068.6 18.4% 6,667.6 5,704.2 16.9%

REVENUES:
Premiums earned $ 2,205.8

$ 1,905.6

15.8
%

$ 6,285.0

$ 5,455.6

15.2%
Net investment income 234.2 181.1 29.4% 420.1 501.1 -16.2%
Net realized capital gains (losses) 110.2

(12.9)

NM
%

84.3

109.6

-23.1%
Net derivative gain (loss) 2.5 (0.2) NM % (1.0) 3.4 -130.9%
Other income (expense) 57.5

(31.0)

NM
%

48.4

(52.6)

-192.0%
Total revenues 2,610.2 2,042.5 27.8% 6,836.7 6,017.1 13.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 1,736.2

1,371.9

26.6
%

4,574.1

3,515.1

30.1%
Commission, brokerage, taxes and fees 445.3 443.1 0.5% 1,360.2 1,253.5 8.5%
Other underwriting expenses 138.9

118.2

17.5
%

385.9

322.0

19.8%
Corporate expenses 10.6 8.4 25.9% 29.2 22.6 29.0%
Interest, fees and bond issue cost amortization expense
6.6

7.9

-16.0
%

21.5

24.0

-10.4%
Total claims and expenses 2,337.7 1,949.5 19.9% 6,370.8 5,137.2 24.0%

INCOME (LOSS) BEFORE TAXES 272.5 93.0 193.0% 466.0 879.9 -47.0%
Income tax expense (benefit)

29.5

(11.4)

NM
%

15.4

88.1

-82.5%
NET INCOME (LOSS) $ 243.1 $ 104.4 132.8% $ 450.5 $ 791.8 -43.1%
RATIOS:
Point
Change
Point
Change
Loss ratio 78.7%
72.0
% 6.7

72.8%
64.4
%
8.4
Commission and brokerage ratio 20.2%
23.3
% (3.1) 21.7%
23.0
%
(1.3)
Other underwriting expense ratio 6.3%
6.1
% 0.2

6.1%
5.9
%
0.2
Combined ratio 105.2% 101.4% 3.8 100.6%
93.3
%
7.3
At At
Percentag
e
September 30, December 31, Increase/
(Dollars in millions, except per share amounts)
2020 2019 (Decrease)
Balance sheet data:
Total investments and cash $
23,104.7

$
20,748.5

11.4%
Total assets
30,153.0 27,324.1 10.4%
Loss and loss adjustment expense reserves
15,233.1

13,611.3

11.9%
Total debt
710.8 633.8 12.1%
Total liabilities
20,561.7

18,191.1

13.0%
Shareholders' equity
9,591.3 9,132.9 5.0%
Book value per share
239.98

223.85

7.2%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums.

Gross written premiums increased

by 16.2% to $2,791.6 million

for the three months

ended
September 30, 2020, compared to $2,403.3 million for

the three months ended September 30, 2019, reflecting

a
$350.3 million,

or 20.2%,

increase in

our re

insurance business

and a

$38.0 million,

or 5.7%,

increase in

our
insurance business.

The increase

in reinsurance

premiums was

mainly due

to increases

in treaty

property
business and facultative

business.

The rise in

insurance premiums was

primarily due to

increases in many

lines
of business, including casualty,

specialty lines and business written

through the Lloyd’s

Syndicate.

Gross written
premiums increased by 15.5%

to $7,731.8 million for

the nine months ended

September 30, 2020, compared

to
$6,697.0 million for

the nine months

ended September 30, 2019,

reflecting a $724.8

million, or 15.5%, increase
in our re

insurance business and

a $310.0 million,

or 15.4%, increase

in our insurance

business.

The increase in
reinsurance premiums was

mainly due to increases

in treaty property

business, casualty writings and facultative

business.

The rise

in insurance

premiums was

primarily due

to increases

in many

lines of

business, including
property, casualty,

specialty lines, accident and health and business written through the Lloyd’s Syndicate.

Net written premiums

increased by 18.4%

to $2,448.7 million for

the three months

ended September 30, 2020,
compared to $2,068.6 million for the three months ended September 30, 2019.

Net written premiums increased
by 16.9% to

$6,667.6 million for

the nine months

ended September 30,

2020, compared to

$5,704.2 million for
the nine months

ended September 30,

2019.

The differences

between the changes

in gross written

premiums
compared to the

changes in net written premiums are primarily due to varying utiliza tion of reinsurance.

Premiums earned

increased by

15.8% to

$2,205.8 million

for the

three months

ended September

30, 2020,
compared to $1,905.6

million for the three

months ended September 30,

2019.

Premiums earned increased by
15.2% to $6,285.0 million for

the nine months ended September

30, 2020, compared to

$5,455.6 million for the
nine months ended September 30, 2019.

The changes in premiums earned relative

to net written premiums are
the result

of timing;

premiums are

earned ratably

over the

coverage period

whereas written

premiums are
recorded at the initiation of the coverage period.

Net Investment

Income.

Net investment

income increased

by 29.4%

to $234.2

million for

the three

months
ended September

30, 2020,

compared with

investment income

of $181.1

million for

the three

months ended
September 30, 2019.

This increase was

primarily the result of

an increase in limited

partnership income, as

the
improvement in the

equity markets during

the second quarter

had a positive

impact on the

limited partnership
valuations, and we had higher income

from our growing fixed

income portfolio.

Net investment income
decreased by 16.2%

to $420.1 million

for the nine

months ended September

30, 2020, compared

with
investment income

of $501.1 million

for the nine

months ended September

30, 2019.

This decrease in

income
was primarily the

result of losses

from our limited

partnerships in the

second quarter,

partially offset by

higher
income from our

growing fixed

maturity portfolio.

Net pre-tax

investment income,

as a percentage

of average
invested assets,

was 4.4%

for the

three months

ended September

30, 2020,

compared to

3.7% for

the three
months ended September 30, 2019.

Net pre-tax investment income, as

a percentage of average

invested assets,
was 2.7%

for the

nine months

ended September

30, 2020,

compared to

3.5% for

the nine

months ended
September 30, 2019.

Net Realized Capital Gains

(Losses).

Net realized capital gains

were $110.2 million and net realized

capital losses
were $12.9 million for the three months ended September 30, 2020 and

2019, respectively.

As discussed earlier,
the COVID-19 pandemic caused significant volatility in the global financial markets.

The net realized capital gains
of $110.2 million for the three months

ended September 30, 2020 were comprised of

$100.0 million of net gains
from fair

value re

-measurements,

resulting primarily from

increases in equity

security valuations which

further
rebounded from

declines in

the first

quarter of

2020, $6.2

million from

a decline

in net

allowances for

credit
losses and $4.0 million

of net realized

capital gains from

sales of investments

.

The net realized

capital losses of
$12.9 million

for the

three months

ended September

30, 2019

were comprised

of $12.0

million of

net losses
from fair value

re-measurements and $7.3 million

of other-than-temporary impairments,

partially offset by $6.5
million of net realized capital gains from sales of investments.

Net realized capital

gains were $84.3

million and $109.6 million for

the nine months ended

September 30, 2020
and 2019, respectively.

The net realized capital

gains of $84.3 million for

the nine months ended September

30,
2020 were

comprised of $116.3

million of net

gains from

fair value

re-measurements, partially offset

by $19.6
million of net

allowances for credit

losses and $12.4 million

of net realized

capital losses from

sales of
investments.

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

one of which
remained outstanding at September 30,

2020.

These contracts meet the definition

of a derivative in accordance
with FASB guidance

and as such, are fair

valued each quarter with

the change recorded as

net derivative gain

or
loss in the consolidated statements of operations and

comprehensive income (loss).

As a result of these
adjustments in value, we

recognized a net derivative

gain of $2.5 million and

a net derivative loss of

$0.2 million

for the three months ended September 30,

2020 and 2019, respectively,

and net derivative losses of $1.0 million
and net derivative

gains of $3.4

million for the

nine months ended

September 30, 2020

and 2019, respectively.

The changes in the

fair value of

these equity index

put option contracts

is generally indicat

ive of the changes

in
the equity markets and interest rates over

the same periods.

Other Income (Expense).

We recorded

other income of

$57.5 million and

$48.4 million for

the three and

nine
months ended September 30, 2020, respectively.

We recorded other

expense of $31.0 million and $52.6 million
for the three

and nine months

ended September 30,

2019, respectively.

The changes were

primarily the result
of fluctuations in foreign currency exchange

rates, income related to

Mt. Logan Re and changes in deferred

gains
related to any

retroactive reinsurance

transactions.

We recognized

foreign currency exchange

income of $61.4
million and $37.9 million for the three and nine months ended September 30, 2020, respectively.

We recognized
foreign currency

exchange expense

of $26.0

million and

$44.5 million

for the

three and

nine months

ended
September 30, 2019, respectively.

Claims and Expenses.
Incurred Losses

and Loss

Adjustment Expenses.

The following

tables present

our incurred

losses and

loss
adjustment expenses (“LAE”) for the periods indicated.

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollar in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $ 1,427.5 64.8% $ (1.3) -0.1% $ 1,426.2 64.7%
Catastrophes 310.0 14.0% - - % 310.0 14.0%
Total $ 1,737.5 78.8% $ (1.3) -0.1% $ 1,736.2 78.7%
2019

Attritional $ 1,128.7 59.2% $ (52.2) -2.7% $ 1,076.4 56.5%
Catastrophes 295.5 15.5% - - % 295.5 15.5%
Total $ 1,424.2 74.7% $ (52.2) -2.7% $ 1,371.9 72.0%

Variance 2020/2019
Attritional $ 298.8 5.6 pts $ 50.9 2.6 pts $ 349.8 8.2 pts
Catastrophes 14.5 (1.5) pts - - pts 14.5 (1.5) pts
Total $ 313.3 4.1 pts $ 50.9 2.6 pts $ 364.3 6.7 pts

Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollar in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $ 4,217.6 67.1% $ 1.4 0.1% $ 4,219.1 67.2%
Catastrophes 355.0 5.6% - - % 355.0 5.6%
Total $ 4,572.6 72.7% $ 1.4 0.1% $ 4,574.1 72.8%
2019
Attritional $ 3,239.0 59.4% $ (74.4) -1.4% $ 3,164.6 58.0%
Catastrophes 320.5 5.9% 30.0 0.5% 350.5 6.4%
Total $ 3,559.5 65.3% $ (44.4) -0.9% $ 3,515.1 64.4%
Variance 2020/2019
Attritional $ 978.6 7.7 pts $ 75.8 1.5 pts $ 1,054.5 9.2 pts
Catastrophes 34.5 (0.3) pts (30.0) (0.5) pts 4.5 (0.8) pts
Total $ 1,013.1 7.4 pts $ 45.8 1.0 pts $ 1,059.0 8.4 pts

Incurred losses and LAE increased by 26.6% to $1,736.2

million for the three months ended September 30, 2020,
compared to $1,371.9

million for the

three months ended

September 30, 2019.

The increase was

primarily due
to a rise of

$298.8 million in current

year attritional losses,

mainly due to $124.9

million of losses related

to the
COVID-19 pandemic and

the impact of the

increase in premiums

earned, as well

as an increase

of $14.5 million
in current year

catastrophe losses.

The current year

catastrophe losses

of $310.0 million

for the three

months
ended September 30,

2020 related to

Hurricane Laura ($131.0

million), the Northern

California wildfires ($52.0
million), the California

Glass wildfire ($30.0

million), Hurricane Sally

($26.0 million), the

Oregon wildfires ($21.0
million), Hurricane Isaias

($19.9 million), the

Derecho storms

($15.1 million) and

the Calgary storms

in Canada

($15.0 million).

The $295.5 million of current year catastrophe losses for the three months ended September 30,
2019 related to Hurricane Dorian ($164.5 million) and Typhoon Faxai ($131.0 million).

Incurred losses and LAE

increased by 30.1% to

$4,574.1 million for the

nine months ended September

30, 2020,
compared to $3,515.1 million for the nine months ended September 30, 2019.

The increase was primarily due to
a rise of

$978.6 million in

current year

attritional losses,

mainly due to

$434.9 million of

losses related

to the
COVID-19 pandemic and

the impact of the

increase in premiums

earned, as well

as an increase

of $34.5 million
in current

year catastrophe

losses.

The current

year catastrophe

losses of $355.0

million fo

r

the nine months
ended September 30,

2020 related to

Hurricane Laura ($131.0

million), the Northern

California wildfires ($52.0
million), the California

Glass wildfire ($30.0

million), Hurricane Sally

($26.0 million), the

Oregon wildfires ($21.0
million), Hurricane

Isaias ($19.9

million), the

2020 U.S.

civil unrest

($17.4 million),

Nashville tornadoes

($15.2
million), the Derecho

storms ($15.1 million),

the Calgary storms

in Canada ($15.0

million), Australia

East Coast
Storm ($6.8 million)

and the 2020

Australia fires

($5.6 million).

The $320.5 million

of current year

catastrophe
losses for

the nine

months ended

September 30,

2019 related

to Hurricane

Dorian ($164.5

million), Typhoon
Faxai ($131.0 million) and the Townsville

monsoon in Australia ($25.0 million).

Commission, Brokerage,

Taxes

and Fees.

Commission, brokerage,

taxes and

fees increased

by 0.5% to

$445.3
million for

the three

months ended

September 30,

2020, compared

to $443.1

million for

the three

months
ended September 30,

2019.

Commission, brokerage,

taxes and

fees increased

by 8.5% to

$1,360.2 million for
the nine months

ended September 30,

2020, compared to

$1,253.5 million for

the nine months

ended
September 30, 2019.

The increases were

primarily due to

the impact of

the increases in

premiums earned and
changes in the mix of business.

Other Underwriting

Expenses.

Other underwriting

expenses were

$138.9 million

and $118.2

million for

the
three months

ended September

30, 2020

and 2019,

respectively.

Other underwriting

expenses were

$385.9
million and $322.0 million for the nine months ended

September 30, 2020 and 2019, respectively.

The increases
in other underwriting expenses were mainly due to the impact of the increases in premiums earned.

Corporate Expenses.

Corporate expenses,

which are

general operating

expenses that

are not

allocated to
segments, were

$10.6 million

and $8.4

million for

the three

months ended

September 30,

2020 and

2019,
respectively,

and $29.2

million and

$22.6 million

for the

nine months

ended September

30, 2020

and 2019,
respectively.

These increases were mainly due to costs associated with the relocation of our U.S. headquarters.

Interest, Fees

and Bond

Issue Cost

Amortization Expense.

Interest, fees

and other

bond amortization

expense
was $6.6

million and

$7.9 million

for the

three months

ended September

30, 2020

and 2019,

respectively.

Interest, fees

and other

bond amortization

expense was

$21.5 million

and $24.0

million for

the nine

months
ended September 30, 2020 and 2019, respectively.

Any variance in expense was primarily

due to the movement
in the floating

interest rate

related to

the long term

subordinated notes,

which is reset

quarterly per the

note
agreement.

The floating rate was 2.67% as of September 30, 2020.

Income Tax

Expense (Benefit).

We had an

income tax expense

of $29.5 million

and $15.4 million

for the three
and nine months

ended September 30,

2020, respectively.

We had

an income tax

benefit of $11.4

million and
income tax

expense of

$88.1 million

for the

three and

nine months

ended September

30, 2019,

respectively.

Income tax

benefit or

expense is

primarily a

function of

the geographic

location of

the Company’s

pre-tax
income and the

statutory tax

rates in

those jurisdictions.

The effective

tax rate

(“ETR”) is primarily

affected by
tax-exempt investment

income, foreign

tax credits

and dividends.

Variations in

the ETR

generally result

from
changes in the relative

levels of pre

-tax income, including the

impact of catastrophe

losses and net capital

gains
(losses), among jurisdictions

with different

tax rates.

The change in

income tax expense

(benefit) for the

three
months ended September 30, 2020 as compared to the three months ended

September 30, 2019 results
primarily from higher investment

income and realized

investment gains, partially

offset by the estimated
incurred losses from

the COVID-19 pandemic.

The change in income

tax for the

nine months ended September
30, 2020

as compared

to the

nine months

ended September

30, 2019

was primarily

due to

the estimated

incurred losses from the

COVID-19 pandemic and the

beneficial tax impact

from the Coronavirus

Aid, Relief and
Economic Securities Act (“the CARES Act”).

The CARES Act

was passed by

Congress and signed

into law by

the President on

March 27, 2020

in response to
the COVID

-19 pandemic.

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

Net Income (Loss).

Our net

income was

$243.1 million

and $104.4

million for

the three

months ended

September 30,

2020 and
2019, respectively.

Our net income was $450.5 million and $791.8 million for the nine months ended September
30, 2020

and 2019,

respectively.

The changes

were primarily

driven by

the financial

component fluctuations
explained above.

Ratios.
Our combined ratio increased by 3.8 points

to 105.2% for the three months ended September

30, 2020,
compared to 101.4% for the three months

ended September 30, 2019, and increased by 7.3 points to 100.6% for the nine

months ended

September 30,

2020, compared

to 93.3%

for the

nine months

ended September

30,
2019.

The loss

ratio component

increased 6.7

points and

8.4 points

for the

three and

nine months

ended
September 30, 2020 over the same periods last

year mainly due to $124.9 million and $434.9 million of
attritional losses related

to the COVID

-19 pandemic for

the three and

nine months ended

September 30, 2020,
respectively.

The commission and

brokerage ratio

component decreased to

20.2% for the

three months ended
September 30,

2020 compared

to 23.3%

for the

three months

ended September

30, 2019

and decreased

to
21.7% for the

nine months ended

September 30, 2020

compared to 23.0%

for the nine

months ended
September 30, 2019.

The declines were

mainly due to

changes in the

mix of business.

The other underwriting
expense ratio increased slightly to 6.3% for the three months ended September 30, 2020 from 6.1% for the three
months ended

September 30,

2019 and

increased slightly

to 6.1%

for the

nine months

ended September

30,
2020 from

5.9% for

the nine months

ended September 30,

2019.

The increases for

the three and

nine month
periods were mainly due to employee benefit expenses.

Shareholders’ Equity.
Shareholders’ equity

increased by

$458.4 million

to $9,591.3

million at

September 30,

2020 from

$9,132.9
million at December 31, 2019, principally as a result of $450.5 million of net income, $348.5 million of unrealized
appreciation on

investments net

of tax,

$30.4 million

of net

foreign currency

translation adjustments,

$15.7
million of share

-based compensation

transactions and

$4.5 million of

net benefit

plan obligation

adjustments,
partially offset

by the repurchase

of 970,892 common

shares for

$200.0 million, $187.1

million of shareholder
dividends, and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

Consolidated Investment Results

Net Investment Income.
Net investment

income increased by

29.4% to $234.2

million for the

three months ended

September 30, 2020,
compared with

investment income

of $181.1

million for

the three

months ended

September 30,

2019.

This
increase was primarily the

result of an increase

in limited partnership income,

as the improvement in

the equity
markets during

the second

quarter had

a positive

impact on

the limited

partnership valuations,

and we

had
higher income from

our growing fixed

income portfolio.

Net investment income

decreased by 16.2%

to $420.1
million for the nine months

ended September 30, 2020, compared

with investment income of

$501.1 million for
the nine months ended September 30, 2019.

This decrease in income was primarily the result of losses from our
limited partnerships

in the

second quarter,

partially offset

by higher

income from

our growing

fixed maturity
portfolio.

The following table shows the components of net investment income for the periods indicated.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2020 2019 2020 2019
Fixed maturities $ 136.1

$ 130.1 $ 407.9 $ 383.4
Equity securities

4.4 4.2 11.6 12.3
Short-term investments and cash 0.5

3.9 4.4 13.5
Other invested assets
Limited partnerships 88.8

43.8 22.1 100.3
Other 14.7 7.3 (1.3) 13.6
Gross investment income before

adjustments
244.5

189.3 444.7 523.1
Funds held interest income (expense) 0.7 2.3 10.9 9.7
Future policy benefit reserve income (expense) (0.3)

(0.4) (0.8) (1.0)
Gross investment income 244.9 191.2 454.8 531.8
Investment expenses (10.7)

(10.1) (34.7) (30.7)
Net investment income $ 234.2 $ 181.1 $ 420.1 $ 501.1
(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

At At
September 30, December 31,
2020 2019
Imbedded pre-tax yield of cash and invested

assets
3.1% 3.4%
Imbedded after-tax yield of cash and invested

assets
2.7% 3.0%

Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Annualized pre-tax yield on average

cash and invested assets
4.4% 3.7% 2.7% 3.5%
Annualized after-tax yield on average

cash and invested assets
3.8% 3.3% 2.3% 3.1%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2020 2019 Variance 2020 2019 Variance
Gains (losses) from sales:

Fixed maturity securities, market value:

Gains
$ 18.7 $ 14.3 $ 4.4 $ 54.1 $ 42.0 $ 12.1

Losses
(13.3)

(9.0)

(4.3) (53.1) (25.3) (27.8)

Total
5.4 5.3 0.1 0.9 16.7 (15.8)

Fixed maturity securities, fair value:

Gains
$ -

$ -

$ - - 0.4 (0.4)

Losses
(2.0) - (2.0) (2.0) - (2.0)

Total
(2.0)

-

(2.0) (2.0) 0.4 (2.4)

Equity securities, fair value:

Gains
9.5

1.0

8.5 30.3 9.3 21.0

Losses
(10.8) (2.2) (8.6) (42.9) (6.7) (36.2)

Total
(1.3)

(1.1)

(0.1) (12.6) 2.6 (15.2)

Other Invested Assets:

Gains
1.4 2.6 (1.2) 6.0 2.9 3.1

Losses
(0.3)

(0.5)

0.3 (5.9) (0.6) (5.3)

Total
1.1 2.1 (0.9) 0.1 2.3 (2.2)

Short Term Investments:

Gains
0.8

0.2

0.6 1.2 0.3 0.9

Losses
- - - - - -

Total
0.8

0.2

0.6 1.2 0.3 0.9
Total net realized

gains (losses) from sales:

Gains
30.4 18.2 12.2 91.5 54.9 36.7

Losses
(26.4) (11.7) (14.7) (103.9) (32.6) (71.3)

Total
4.0 6.5 (2.4) (12.4) 22.3 (34.6)

Allowance for credit losses 6.2 - 6.2 (19.6) - (19.6)

Other-than-temporary impairments: - (7.3) 7.3 - (15.4) 15.4

Gains (losses) from fair value adjustments:

Fixed maturities, fair value
3.3 - 3.3 1.9 - 1.9

Equity securities, fair value
96.7 (12.0) 108.7 114.4 102.8 11.6
Total 100.0 (12.0) 112.0 116.3 102.8 13.5
Total net realized

capital gains (losses)
$ 110.2 $ (12.9) $ 123.1 84.3 109.6 (25.3)
(Some amounts may not reconcile due to rounding.)

Net realized

capital gains

were $110.2

million and net

realized capital

losses were

$12.9 million

for the

three
months ended September 30, 2020 and 2019, respectively.

As discussed earlier,

the COVID-19 pandemic caused
significant volatility

in the

global financial

markets.

For the

three months

ended September

30, 2020,

we
recorded $100.0

million of

net gains

from fair

value re

-measurements,

resulting primarily

from increases

in
equity security valuations which further rebounded from declines in the first quarter of 2020, $6.2 million from a
decline in net allowances for credit losses and $4.0 million of net realized capital gains from sales of investments.

For the

three months

ended September

30, 2019,

we recorded

$12.0 million of

net losses

from fair

value re-
measurements and

$7.3 million

of other-than-temporary

impairments, partially

offset by

$6.5 million

of net
realized capital gains from

sales of investments.

The fixed maturity and equity sales for

the three months ended

September 30,

2020 and

2019 related

primarily to

adjusting the

portfolios for

overall market

changes and
individual credit shifts.

Net realized capital

gains were $84.3

million and $109.6 million for

the nine months ended

September 30, 2020
and 2019, respectively.

For the nine months ended September 30, 2020, we recorded $116.3 million of net gains from fair

value re-measurements,

partially offset by

$19.6 million of

net allowances for

credit losses and

$12.4
million of net realized capital

losses from sales of investments

.

For the nine months ended September

30, 2019,
we recorded

$102.8 million

of net

gains from

fair value

re-measurements and

$22.3 million

of net

realized
capital gains

from sales of

investments, partially

offset by

$15.4 million of

other-than-temporary impairments.

The fixed maturity and equity sales for the nine months ended September 30, 2020 and 2019 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions) 2020 2019 Variance % Change 2020 2019 Variance % Change
Gross written premiums $ 2,087.0

$ 1,736.7

$ 350.3

20.2%

$ 5,403.1

$ 4,678.3

$ 724.8

15.5%
Net written premiums 1,936.9 1,583.7 353.1 22.3% 4,974.0 4,213.0 761.1 18.1%

Premiums earned $ 1,669.3 $ 1,420.8 $ 248.5 17.5% $ 4,656.7 $ 4,072.1 $ 584.7 14.4%
Incurred losses and LAE 1,335.0

1,050.6

284.4

27.1%

3,361.4

2,605.9

755.5

29.0%
Commission and brokerage 373.3 371.1 2.2 0.6% 1,130.9 1,039.1 91.8 8.8%
Other underwriting expenses 51.3

43.8

7.5

17.1%

135.2

117.0

18.1

15.5%
Underwriting gain (loss) $ (90.4) $ (44.8) $ (45.6) 101.9% $ 29.3 $ 310.0 $ (280.8) -90.6%
Point Chg Point Chg
Loss ratio 80.0% 73.9% 6.1 72.2% 64.0% 8.2
Commission and brokerage ratio 22.3% 26.1% (3.8) 24.3% 25.5% (1.2)
Other underwriting expense ratio 3.1% 3.1% - 2.9% 2.9% -
Combined ratio 105.4% 103.1% 2.3 99.4% 92.4% 7.0
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.

Gross written premiums increased

by 20.2% to $2,087.0 million

for the three months

ended
September 30, 2020 from

$1,736.7 million for the three

months ended September 30, 2019,

primarily due to an
increase in

treaty property

writings and

facultative business.

Net written

premiums increased

by 22.3%

to
$1,936.9 million

for the

three months

ended September

30, 2020

compared to

$1,583.7 million for

the three
months ended September 30, 2019.

The difference between the change in gross written

premiums compared to
the change

in net

written premiums

is primarily

due to

varying utilization

of reinsurance.

Premiums earned
increased by 17.5%

to $1,669.3 million for

the three months

ended September 30,

2020, compared to

$1,420.8
million for the three months ended September 30, 2019.

The change in premiums earned relative to net

written
premiums is

primarily the

result of

timing; premiums

are earned

ratably over

the coverage

period whereas
written premiums are recorded at the initiation of the coverage period.

Gross written premiums

increased by 15.5% to

$5,403.1 million for the

nine months ended September

30, 2020
from $4,678.3

million for

the nine

months ended

September 30,

2019, primarily

due to

an increase

in treaty
property

writings, casualty

business and

facultative business.

Net written

premiums increased

by 18.1%

to
$4,974.0 million

for the

nine months

ended September

30, 2020

compared to

$4,213.0 million

for the

nine
months ended September 30, 2019.

The difference between the change in gross written

premiums compared to
the change

in net

written premiums

is primarily

due to

varying utilization

of reinsurance.

Premiums earned
increased by 14.4%

to $4,656.7 million

for the nine

months ended September

30, 2020, compared

to $4,072.1
million for the nine

months ended September 30,

2019.

The change in premiums earned

relative to net

written
premiums is

primarily the

result of

timing; premiums

are earned

ratably over

the coverage

period whereas
written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE
.

The following table

presents the incurred

losses and LAE for

the Reinsurance segment
for the periods indicated.

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $
1,063.8 63.8
% $
(1.3) -0.1
% $
1,062.5 63.7
%
Catastrophes
272.5 16.3
%
- -
%
272.5 16.3
%
Total Segment $ 1,336.3 80.1% $ (1.3) -0.1% $ 1,335.0
80.0
%
2019

Attritional $ 808.0 56.9% $ (52.2) -3.7% 755.8
53.2
%
Catastrophes 291.5 20.5% 3.4 0.2% 294.9
20.7
%
Total Segment $ 1,099.5 77.4% $ (48.8) -3.5% $ 1,050.6
73.9
%

Variance 2020/2019
Attritional $ 255.8
6.9
pts $ 50.9
3.6
pts 306.7
10.5
pts
Catastrophes (19.0)
(4.2)
pts (3.4)
(0.2)
pts (22.4)
(4.4)
pts
Total Segment $ 236.8
2.7
pts $ 47.5
3.4
pts $ 284.4
6.1
pts

Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $
3,067.5 65.9
% $
(3.1) -0.1
%
3,064.4 65.8
%
Catastrophes
297.0 6.4
%
- -
%
297.0 6.4
%
Total Segment $ 3,364.5 72.3% $ (3.1) -0.1% $ 3,361.4
72.2
%
2019
Attritional $ 2,330.5 57.2% $ (74.4) -1.8% 2,256.0
55.4
%
Catastrophes 316.5 7.8% 33.4 0.8% 349.9
8.6
%
Total Segment $ 2,647.0 65.0% $ (41.1) -1.0% $ 2,605.9
64.0
%
Variance 2020/2019
Attritional $ 737.0
8.7
pts $ 71.3
1.7
pts $ 808.3
10.4
pts
Catastrophes (19.5)
(1.4)
pts (33.4)
(0.8)
pts (52.9)
(2.2)
pts
Total Segment $ 717.5
7.3
pts $ 37.9
0.9
pts $ 755.5
8.2
pts
(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 27.1% to

$1,335.0 million for the three months

ended September 30, 2020,
compared to $1,050.6 million

for the three

months ended September 30,

2019.

The increase was primarily

due
to an increase of

$255.8 million in current

year attritional losses,

mainly related to

$109.9 million of losses from
the COVID

-19 pandemic

and the

impact of

the increase

in premiums

earned, as

well at

$50.9 million

less of
favorable development

on prior years

attritional losses

in 2020 compared

to 2019.

The increase

was partially
offset by

a decline of

$19.0 million in

current year

catastrophe losses.

The current

year catastrophe

losses of
$272.5 million

for the

three months

ended September

30, 2020

related primarily

to Hurricane

Laura ($116.0
million), the Northern California wildfires ($52.0

million), the California Glass wildfire ($30.0

million), the Oregon
wildfires ($21.0 million), Hurricane

Isaias ($17.9 million), the

Derecho storms ($13.1

million), the Calgary storms
in Canada

($12.5 million)

and Hurricane

Sally ($10.0

million).

The $291.5

million of

current year

catastrophe
losses for the three months

ended September 30, 2019 related

to Hurricane Dorian ($160.5 million) and
Typhoon Faxai ($131.0 million).

Incurred losses increased

by 29.0% to $3,361.4

million for the nine

months ended September 30,

2020,
compared to $2,605.9 million for the nine months ended September 30, 2019.

The increase was primarily due to
an increase of $737.0 million in current year attritional

losses, mainly related to $351.0 million of losses from the
COVID-19 pandemic and the impact of the increase in premiums earned, as well as $71.3 million less of favorable development on prior

years attritional

losses in 2020

compared to 2019.

The increase was

partially offset by

a
decline of $19.5

million in current

year catastrophe

losses and $33.4

million of less

favorable development

on
prior year catastrophe

losses.

The current year

catastrophe losses of

$297.0 million for

the nine months ended

September 30,

2020 related

primarily to

Hurricane Laura

($116.0 million),

the Northern

California wildfires
($52.0 million), the California

Glass wildfire ($30.0 million),

the Oregon wildfires ($21.0

million), Hurricane Isaias
($17.9 million), the Derecho storms

($13.1 million), the Calgary storms

in Canada ($12.5 million), Hurricane

Sally
($10.0 million), the Nashville tornadoes

($9.7 million), the Australia East

Coast storm ($6.8 million), the

Australia
fires ($5.6 million)

and the 2020

U.S. Civil Unrest

($2.4 million).

The $316.5 million of

current year catastrophe
losses for the nine months ended September 30,

2019 were related to Hurricane Dorian ($160.5

million),
Typhoon Faxai ($131.0 million) and the Townsville

monsoon in Australia ($25.0 million).

Segment Expenses.

Commission and

brokerage expenses

increased by

0.6% to

$373.3 million

for the

three
months ended

September 30,

2020 compared

to $371.1

million for

the three

months ended

September 30,
2019.

Commission and brokerage

expenses increased

by 8.8%

to $1,130.9 million

for the

nine months

ended
September 30, 2020 compared to $1,039.1 million for the nine months ended September

30, 2019.

The
increases

were mainly

due to

the impact

of the

increases in

premiums earned

and changes

in the

mix of
business.

Segment other

underwriting expenses

increased to

$51.3 million

for the

three months

ended September

30,
2020 from $43.8 million

for the three months

ended September 30, 2019.

Segment other underwriting
expenses increased to $135.2 million for the nine months ended

September 30, 2020 from $117.0 million for the
nine months

ended September

30, 2019.

These increases

were mainly

due to

the impact

of the

increase in
premiums earned.

Insurance.
The following

table presents

the underwriting

results and

ratios for

the Insurance

segment for

the periods
indicated.

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions) 2020 2019 Variance % Change 2020 2019 Variance % Change
Gross written premiums $ 704.6

$ 666.6

$ 38.0

5.7%

$ 2,328.7

$ 2,018.7

$ 310.0

15.4%
Net written premiums 511.8 484.8 27.0 5.6% 1,693.6 1,491.3 202.3 13.6%

Premiums earned $ 536.6 $ 484.8 $ 51.7 10.7% $ 1,628.3 $ 1,383.5 $ 244.8 17.7%
Incurred losses and LAE 401.2

321.3

79.9

24.9%

1,212.7

909.2

303.5

33.4%
Commission and brokerage 72.1 72.0 0.1 0.1% 229.2 214.4 14.8 6.9%
Other underwriting expenses 87.5

74.3

13.2

17.8%

250.7

204.9

45.8

22.3%
Underwriting gain (loss) $ (24.2) $ 17.2 $ (41.4) -240.8% $ (64.3) $ 55.0 $ (119.3) -216.9%
Point Chg Point Chg
Loss ratio 74.8% 66.2% 8.6 74.6% 65.8% 8.8
Commission and brokerage ratio 13.4% 14.8% (1.4) 14.0% 15.5% (1.5)
Other underwriting expense ratio 16.3% 15.4% 0.9 15.4% 14.7% 0.7
Combined ratio 104.5% 96.4% 8.1 104.0% 96.0% 8.0
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.

Gross written premiums increased

by 5.7% to $704.6 million for

the three months ended September
30, 2020 compared to $666.6 million for the three months ended September 30, 2019.

This increase was related
to many lines

of business including casualty,

specialty lines and business

written through Lloyd’s

syndicate.

Net
written premiums increased

by 5.6% to $511.8

million for the three

months ended September 30,

2020
compared to $484.8 million for

the three months ended September

30, 2019.

The change is consistent

with the
change in

gross written

premiums.

Premiums earned increased

10.7% to $536.6

million for the

three months
ended September 30,

2020 compared to

$484.8 million for

the three months

ended September 30,

2019.

The
change in

premiums earned

relative to

net written

premiums is

the result

of timing;

premiums are

earned
ratably over

the coverage

period whereas

written premiums

are recorded

at the

initiation of

the coverage
period.

Gross written premiums

increased by 15.4% to

$2,328.7 million for the

nine months ended September

30, 2020
compared to $2,018.7 million for the nine months ended September 30, 2019.

This increase was related to most
lines of business

including property,

casualty, specialty

lines, accident and

health and business

written through

Lloyd’s syndicate

.

Net written

premiums increased

by 13.6%

to $1,693.6

million for

the nine

months ended
September 30, 2020 compared to $1,491.3 million for the nine months ended September 30, 2019.

The
difference between

the change in

gross written

premiums compared to

the change in

net written premiums

is
primarily due to varying utilization of

reinsurance.

Premiums earned increased 17.7% to $1,628.3 million for

the
nine months ended September 30, 2020 compared to $1,383.5 million for the nine months ended September 30,
2019.

The change in

premiums earned relative

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $
363.7 67.8
% $ -
-
% $
363.7 67.8
%
Catastrophes
37.5 7.0
%
- -
%
37.5 7.0
%
Total Segment $ 401.2 74.8% $
- -
% $ 401.2
74.8
%
2019

Attritional $ 320.7 66.1% $ - - % $ 320.7
66.1
%
Catastrophes 4.0 0.8% (3.4) -0.7% 0.6
0.1
%
Total Segment $ 324.7 66.9% $ (3.4) -0.7% $ 321.3
66.2
%

Variance 2020/2019
Attritional $ 43.0
1.7
pts $ -
-
pts $ 43.0
1.7
pts
Catastrophes 33.5
6.2
pts 3.4
0.7
pts 36.9
6.9
pts
Total Segment $ 76.5
7.9
pts $ 3.4
0.7
pts $ 79.9
8.6
pts

Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2020
Attritional $
1,150.1 70.7
% $
4.6 0.3
% $
1,154.7 71.0
%
Catastrophes
58.0 3.6
%
- -
%
58.0 3.6
%
Total Segment $ 1,208.1 74.3% $
4.6 0.3
% $ 1,212.7
74.6
%
2019
Attritional $ 908.5 65.7% $ - - % $ 908.6
65.7
%
Catastrophes 4.0 0.3% (3.4) -0.2% 0.6
0.1
%
Total Segment $ 912.5 66.0% $ (3.4) -0.2% $ 909.2
65.8
%
Variance 2020/2019
Attritional $ 241.6
5.0
pts $ 4.5
0.3
pts $ 246.1
5.3
pts
Catastrophes 54.0
3.3
pts 3.4
0.2
pts 57.4
3.5
pts
Total Segment $ 295.6
8.3
pts $ 7.9
0.5
pts $ 303.5
8.8
pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and

LAE increased by

24.9% to $401.2

million for the

three months ended

September 30, 2020
compared to $321.3 million

for the three months

ended September 30, 2019.

The increase was mainly due

to a
rise of $43.0 million in current year attritional

losses, primarily related to $15.0 million of losses

from the COVID-
19 pandemic

and the

impact of

the increase

in premiums

earned, as

well as

an increase

of $33.5

million in
current year

catastrophe losses.

The current

year catastrophe

losses of

$37.5 million

for the

three months
ended September 30, 2020 related to Hurricane Sally

($16.0 million), Hurricane Laura ($15.0 million), the Calgary storms in Canada

($2.5 million), the

Derecho storms ($2.0

million) and Hurricane

Isaias ($2.0 million).

The $4.0
million of current year

catastrophe losses for

the three months ended

September 30, 2019 related

to Hurricane
Dorian ($4.0 million).

Incurred losses and

LAE increased by

33.4% to $1,212.7 million

for the nine

months ended September

30, 2020
compared to $909.2

million for the

nine months ended September

30, 2019.

The increase was

mainly due to a
rise of

$241.6 million

in current

year attritional

losses, primarily

related to

$84.0 million

of losses

from the
COVID-19 pandemic and

the impact of the

increase in premiums

earned, as well

as an increase

of $54.0 million
in current

year catastrophe

losses.

The current

year catastrophe

losses of

$58.0 million

for the

nine months
ended September 30,

2020 related

to Hurricane Sally

($16.0 million), Hurricane

Laura ($15.0 million),

the 2020
U.S. Civil

Unrest ($15.0

million), the

Nashville tornadoes

($5.5 million),

the Calgary

storms in

Canada ($2.5
million), the Derecho

storms ($2.0 million)

and Hurricane Isaias

($2.0 million).

The $4.0 million

of current year
catastrophe losses for the nine months ended September 30, 2019 related to Hurricane Dorian ($4.0 million).

Segment Expenses.

Commission and brokerage

increased by 0.1%

to $72.1 million

for the three

months ended
September 30, 2020

compared to $72.0

million for the

three months ended

September 30, 2019.

Commission
and brokerage increased

by 6.9% to $229.2 million for

the nine months ended September 30, 2020

compared to
$214.4 million for the

nine months ended September 30,

2019.

The increases were mainly

due to the impact of
the increases in premiums earned.

Segment other

underwriting expenses

increased to

$87.5 million

for the

three months

ended September

30,
2020 compared to

$74.3 million for

the three months

ended September 30, 2019.

Segment other underwriting
expenses increased

to $250.7

million for

the nine

months ended

September 30,

2020 compared

to $204.9
million for

the nine

months ended

September 30,

2019.

The increases

were mainly

due to

the impact of

the
increase in premiums earned and increased expenses related to the continued build out of the

insurance
business.

FINANCIAL CONDITION

Cash and Invested

Assets.

Aggregate invested

assets, including cash

and short-term investments,

were
$23,104.7 million

at September

30, 2020,

an increase

of $2,356.2

million compared

to $20,748.5

million at
December 31, 2019.

This increase

was primarily

the result

of $2,190.6 million

of cash

flows from

operations,
$392.6 million of pre-tax unrealized

appreciation, $89.1 million of unsettled

securities, $88.0 million in fair

value
re-measurements, $12.5 million in

equity adjustments of our

limited partnership investments,

$11.8 million due
to fluctuations in foreign currencies, partially offset by repurchases of 970,892 million common shares for $200.0
million, $187.1 million

paid out in

dividends to shareholders,

$32.6 million of

amortization bond premium

and
$19.6 million of allowance for credit losses.

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

tax-
preferenced fixed

income securities with an

average credit quality

of Aa3.

For the U.S.

portion of this portfolio,
our mix

of taxable

and tax

-preferenced investments

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

We use investment

managers experienced in

these markets and

adjust our allocation

to these
investments based

upon market

conditions.

At September

30, 2020, the

market value

of investments

in these
investment market sectors, carried at

both market and fair value, approximated 58.3% of shareholders’

equity.

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

The tables

below summarize

the composition

and characteristics

of our

investment portfolio

as of

the dates
indicated.

(Dollars in millions)
At September 30, 2020 At December 31, 2019
Fixed maturities, market value $ 17,856.4

77.3%

$ 16,824.9

81.1%
Fixed maturities, fair value 3.7 0.0% 5.8 0.0%
Equity securities, fair value 1,173.2

5.1%

931.5

4.5%
Short-term investments 1,220.8 5.2% 414.7 2.0%
Other invested assets 1,911.8

8.3%

1,763.5

8.5%
Cash 938.9 4.1% 808.0 3.9%
Total investmen

ts and cash
$ 23,104.7

100.0%

$ 20,748.5

100.0%
(Some amounts may not reconcile due to rounding.)

At At
September 30, 2020 December 31, 2019
Fixed income portfolio duration (years) 3.5 3.5
Fixed income composite credit quality Aa3 A1
Imbedded end of period yield, pre-tax
3.1% 3.4%
Imbedded end of period yield, after-tax
2.7% 3.0%

The following table provides a comparison

of our total return by asset

class relative to broadly accepted

industry
benchmarks for the periods indicated:

Nine Months Ended Twelve Months Ended
September 30, 2020 December 31, 2019
Fixed income portfolio total return 4.4% 6.2%
Barclay's Capital - U.S. aggregate

index
6.8% 8.7%

Common equity portfolio total return 11.0% 23.8%
S&P 500 index 5.6% 31.5%
Other invested asset portfolio total

return
1.5% 9.9%

The pre-tax equivalent total return for

the bond portfolio was approximately 4.5% and 6.3%, respectively,

for the
nine months ended

September 30,

2020 and

the twelve months ended December

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

totaled $1,923.0

million and $1,763.5
million at September 30,

2020 and December 31,

2019, respectively.

At September 30,

2020, $716.2 million, or
37.2%, was

receivable from

Mt. Logan

Re collateralized

segregated accounts

and $153.1 million,

or 8.0%,

was
receivable from Munich Reinsurance America, Inc. (“Munich Re”).

No other retrocessionaire accounted for more
than 5% of our receivables.

Loss and LAE Reserves.

Gross loss and LAE reserves

totaled $15,233.1 million and $13,611.3 million

at
September 30, 2020 and December 31, 2019, respectively.

The following tables

summarize gross outstanding

loss and LAE reserves

by segment, classified by

case reserves
and IBNR reserves, for the periods indicated.

At September 30, 2020
Case IBNR Total
% of

(Dollars in millions) Reserves Reserves Reserves Total
Reinsurance $ 4,847.2

$ 5,987.0

$ 10,834.1

71.1%
Insurance 1,249.4 2,924.1 4,173.5 27.4%
Total excluding

A&E
6,096.5

8,911.1

15,007.6

98.5%
A&E 181.5 43.9 225.5 1.5%
Total including

A&E
$ 6,278.1

$ 8,955.0

$ 15,233.1

100.0%
(Some amounts may not reconcile due to rounding.)

At December 31, 2019
Case IBNR Total
% of

(Dollars in millions) Reserves Reserves Reserves Total
Reinsurance $ 5,050.5

$ 4,839.4

$ 9,889.9

72.7%
Insurance 1,090.4 2,373.2 3,463.5 25.4%
Total excluding

A&E
6,140.9

7,212.5

13,353.4

98.1%
A&E 203.4 54.5 257.9 1.9%
Total including

A&E
$ 6,344.3

$ 7,267.0

$ 13,611.3

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
resulting from such re

-evaluations are reflected

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

At At
September 30, December 31,
(Dollars in millions)
2020 2019
Gross reserves

$
227.3

$
257.9
Reinsurance receivable
(20.0) (29.2)
Net reserves

$
207.3

$
228.7
(Some amounts may not reconcile due to rounding.)

With respect to

asbestos only,

at September 30,

2020, we had

net asbestos loss

reserves of $203.1

million, or
97.9%, of total net A&E reserves, all of which was for assumed business.

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

of
annual paid

losses.

Hence, the

survival ratio

equals the

number of

years that

it would

take to

exhaust the
current reserves if

future loss payments

were to continue

at historical levels.

Using this measurement,

our net
three year

asbestos survival

ratio was

5.3 years

at September

30, 2020.

These metrics

can be

skewed by
individual large settlements occurring

in the prior three years

and therefore, may

not be indicative of

the timing
of future payments.

Shareholders’ Equity.

Our shareholders’

equity increased

to $9,591.3

million as

of September

30, 2020

from
$9,132.9 million as of

December 31, 2019.

This increase was

the result of

$450.5 million of net

income, $348.5
million of

unrealized appreciation

on investments

net of

tax, $30.4

million of

net foreign

currency translation
adjustments, $15.7 million of share-based compensation transactions and $4.5 million of net benefit plan
obligation adjustments, partially

offset by the

repurchase of 970,892

common shares for

$200.0 million, $187.1
million of shareholder dividends, and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

LIQUIDITY AND CAPITAL RESOURCES

Capital.

Shareholders’ equity at September

30, 2020 and December 31,

2019 was $9,591.3 million and

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

as follows:

Bermuda Re
(1)
Everest Re
(2)
At December 31, At December 31,
(Dollars in millions)
2019 2018
2019 2018
Regulatory targeted capital $ 2,061.1

$ 1,753.2

$ 2,001.2

$ 2,173.0
Actual capital $ 3,197.4 $ 3,068.5 $ 3,739.1 $ 3,650.6

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
largest projected 100-year

event represented

approximately 6% of

our December 31, 2019

shareholders’
equity.

During the first three quarters of 2020, in response

to current favorable market

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
$

164
$

582
$

914
$

1,135
$

1,342
$

1,887
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
California, Earthquake $ 130

$ 443

$ 689

$ 853

$ 1,034

$ 1,648
Southeast U.S., Wind 358 495 635 840 1,068 1,705
Europe Wind 122

310

509

815

909

1,022

During the first

three quarters

of 2020, we

repurchased 970,892

shares for

$200.0 million in

the open market
and paid $187.1

million in dividends

to adjust

our capital

position and enhance

long term expected

returns to
our shareholders.

We also

repurchased $13.2

million of

our long-term

subordinated notes

in the

first three
quarters of 2020.

We recognized a realized gain

of $2.5 million on the repurchase.

We may

continue, from time

to time, to

seek to retire

portions of our outstanding

debt securities through

cash
repurchases, in open-market purchases, privately

negotiated transactions or otherwise. Such repurchases, if any, will be

subject to

and depend

on prevailing

market conditions,

our liquidity

requirements, contractual
restrictions and

other factors.

The amounts involved

in any

such transactions, individually

or in the

aggregate,
may be material.

On October 7,

2020, we issued

an additional $1,000.0

million of 30

year senior notes

at a

rate of

3.5%. These
senior notes will mature on October 15, 2050 and will pay interest semi-annually.

In 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $234.3 million in
dividends.

We may at

times enter into a

Rule 10b5-1 repurchase plan

agreement to facilitate

the repurchase of
shares.

On May

22, 2020,

our existing

Board authorization

to purchase

up to

30 million

of our

shares was
amended to authorize

the purchase of up

to 32 million shares.

As of September

30, 2020, we had

repurchased
29.6 million shares under this authorization.

Liquidity.

Our liquidity requirements

are generally

met from positive

cash flow from

operations.

Positive cash
flow results from

reinsurance and insurance

premiums being collected

prior to disbursements

for claims, which
disbursements generally

take place

over an

extended period

after the

collection of

premiums, sometimes

a
period of many years.

Collected premiums are generally

invested, prior to

their use in such

disbursements, and
investment income provides

additional funding for

loss payments.

Our net cash

flows from operating

activities
were $2,190.6

million and $1,486.9

million for

the nine months

ended September 30,

2020 and 2019,
respectively.

Additionally, these

cash flows

reflected net

catastrophe loss

payments of

$505.9 million

and
$678.0 million for

the nine months

ended September 30, 2020

and 2019, respectively

and net tax

recoveries of
$169.1 million and $80.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As the timing of

payments for claims

and benefits cannot be

predicted with certainty,

we maintain portfolios

of
long term

invested assets

with varying

maturities, along

with short-term

investments that

provide additional
liquidity for payment

of claims.

At September

30, 2020 and

December 31, 2019,

we held cash

and short-term
investments of

$2,159.6 million

and $1,222.7

million, respectively.

Our short-term

investments are

generally
readily marketable

and can

be converted

to cash.

In addition

to these

cash and

short-term investments,

at
September 30, 2020,

we had $1,483.6 million

of available for

sale fixed maturity

securities maturing within one
year or

less, $6,624.8 million

maturing within one

to five

years and

$5,319.3 million maturing

after five

years.

Our $1,173.2 million

of equity securities

are comprised primarily

of publicly traded

securities that can

be easily
liquidated.

We believe

that these

fixed maturity

and equity

securities, in

conjunction with

the short-term
investments and positive

cash flow from operations,

provide ample sources of

liquidity for the expected
payment of

losses in the

near future.

We do

not anticipate

selling a significant

amount of

securities or using
available credit

facilities to

pay losses and

LAE but have

the ability to

do so.

Sales of securities

might result in
realized capital gains

or losses.

At September 30, 2020 we

had $744.6 million of net pre-tax

unrealized
appreciation related to

fixed maturity securities,

comprised of $891.2

million of pre

-tax unrealized appreciation
and $146.6 million of pre-tax unrealized depreciation.

Management generally

expects annual

positive cash

flow from

operations.

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

period attributable to the

issuance of ordinary and prefe

rred shares, which at

September
30, 2020, was $6,372.7 million.

As of September 30, 2020, the Company was in compliance with all Group

Credit
Facility covenants.

At September

30, 2020 and

December 31, 2019,

the Company had

no outstanding short

-term borrowings from
the Group Credit Facility revolving credit line.

At September 30, 2020, the Group Credit Facility had $99.1 million outstanding letters

of credit under

tranche one and

$586.2 million outstanding

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

net worth as of December

31, 2018), plus 25% of

consolidated net income for

each
of Group’s

fiscal quarters, for

which statements

are available ending

on or after

January 1, 2019

and for which
net income is positive, plus

25% of any increase in

consolidated net worth of Group

during such period
attributable to

the issuance

of ordinary

and preferred

shares, which

at September

30, 2020,

was $5,910.4
million.

As of September 30,

2020, the Company was

in compliance with all

Everest International

Credit Facility
requirements.

At September 30, 2020 and

December 31, 2019, Everest

International Credit Facility had

£52.2 million and £47.0
million, respectively, of outstanding lette

rs of credit.

Costs incurred

in connection

with the

Group Credit

Facility and

Everest International

Credit Facility

were $0.1
million for

the three

months ended September

30, 2020 and

2019, respectively

.

Costs incurred

in connection
with the Group Cred

it Facility and Everest

International Credit Facility

were $0.6 million and

$0.3 million for the
nine months ended September 30, 2020 and 2019, respectively.

Effective August 15,

2019, Everest Re

became a member of the Federal

Home Loan Banks (“FHLB”) organization,
which allows Everest Re to borrow

up to 10% of its statutory admitted assets.

As of September 30, 2020, Everest
Re had admitted

assets of approximately

$14,667.1 million which

provides borrowing

capacity of up

to
approximately $1,466.7 million. On

August 31, 2020, Everest

Re borrowed $90.0 million

under its FHLB available
capacity.

The $90.0 million

collateralized borrowing

has interest payable

at a rate

of 0.35% and

will mature on
November 30, 2020.

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

to maximize after

-tax income through

a high quality,

diversified, taxable
and tax

-preferenced fixed

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

Our $23.1

billion investment

portfolio, at

September 30,

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

$3,090.5 million of

mortgage-backed securities

in the $17,860.1

million fixed

maturity
portfolio.

Prepayment risk

results from

potential accelerated

principal payments

that shorten the

average life
and thus the expected yield of the security.

The table below displays

the potential impact of market

value fluctuations and after

-tax unrealized appreciation
on our

fixed maturity

portfolio (including

$1,220.8 million of

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

Impact of Interest Rate Shift in Basis Points
At September 30, 2020
-200 -100
0

100 200
(Dollars in millions)
Total Market/Fair

Value
$ 20,414.9

$ 19,747.9

$ 19,080.9

$ 18,413.9

17,746.9
Market/Fair Value

Change from Base (%)
7.0% 3.5% 0.0% (3.5) % (7.0) %
Change in Unrealized Appreciation
After-tax from Base ($) $ 1,177.3 $ 588.6 $ - $ (588.6) $ (1,177.3)

We had

$15,233.1 million and

$13,611.3 million of

gross reserves for

losses and LAE

as of September

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
approximately $12.0

billion, representing

approximately 63.2%

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

Impact of Percentage Change in Equity Fair/Ma

rket Values
At September 30, 2020
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair/Market Value

of the Equity Portfolio
$ 938.5

$ 1,055.8

$ 1,173.2

$ 1,290.5

$ 1,407.8
After-tax Change in Fair/Market

Value
$ (191.3) $ (95.7) $ - $ 95.7 $ 191.3

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

contains forward

-looking statements

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

The ongoing COVID

-19 pandemic, including the

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

Exceed Reserves

:

We have

established reserves

for COVID

-19-related
losses.

Our reserves represent

management’s best

estimate of what

the settlement and

claims administration
will cost for

claims that have

occurred, whether reported

or unreported.

Given the great

uncertainties

associated with COVID

-19 and its

impact and the

limited information

upon which our

current assumptions and
assessments have

been made, our

preliminary reserves and

the underlying estimated

level of claim

losses and
costs arising from COVID-19 may materially change.

Adverse Legislative and

Regulatory Action:

Legislative and regulatory

initiatives taken or

which may be taken

in
response to COVID

-19 may adversely

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
(a) (b) (c) (d)
Maximum Number (or
Total Number of Approximate Dollar
Shares (or Units) Value) of Shares (or
Purchased as Part Units) that May Yet
Total Number of of Publicly Be Purchased Under
Shares (or Units) Average Price Paid Announced Plans or the Plans or
Period Purchased per Share (or Unit) Programs Programs (1)
July 1 - 31, 2020
-
$

-
- 357,803
August 1 - 31, 2020
- $- - 357,803
September 1 - 30, 2020
5,435
$

205.4490
- 357,803
Total 5,435 $- - 357,803

(1) On

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

Exhibit Index

Exhibit No. Description

31.1
Section 302 Certification of Juan C. Andrade

31.2
Section 302 Certification of Mark Kociancic

32.1
Section 906 Certification of Juan C. Andrade and Mark Kociancic

Everest Re Group, Ltd.

Signatures

Pursuant to the

requirements of the

Securities Exchange Act

of 1934, the registrant

has duly caused

this report
to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)
/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and

Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated:

November 9, 2020