Form 10-K
period 2020-12-31
EVEREST RE GROUP LTD
filed 2021-03-01
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

YES	x	NO

The aggregate market value on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $8,242,153 thousand.

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At February 1, 2021
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,991,662

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2021 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2020.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums, in 2020, of $10.5 billion with approximately 69.5% representing reinsurance and 30.5% representing insurance. Shareholders’ equity at December 31, 2020 was $9.7 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships. Group’s active operating subsidiaries, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

• Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write both reinsurance and insurance property and casualty and life and annuity business. Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets. At December 31, 2020, Bermuda Re had shareholder’s equity of $2.9 billion.

• Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Through 2020, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re, Ireland Re and Ireland Insurance. At December 31, 2020, Everest International had shareholder’s equity of $3.4 billion.

• Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

• Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets.

• Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2020, Everest Re had statutory surplus of $5.3 billion.

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

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, mortgage reinsurance, other specialty lines, accident and health (“A&H”) and workers’ compensation.

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

Marketing.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2020 calendar year, no single customer (ceding company or insured) generated more than 4% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 63%, 31% and 6% of the Company’s 2020 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 55% of gross written premiums in 2020. The largest broker, Marsh and McLennan, accounted for approximately 20% of gross written premiums. The second largest broker, Aon, accounted for approximately 16% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business mainly writes commercial property and casualty on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2020, two program administrators accounted for approximately 12% of the Company’s gross written premium each and included multiple independent programs for each program administrator with the largest representing 7% of the overall gross written premium. No other program administrator generated more than 2% of the Company’s gross written premium.

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

Underwriting Operations.

The following five year table presents the distribution of the Company’s gross written premiums by its segments: Reinsurance and Insurance. The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2020		2019		2018		2017		2016
Reinsurance
Property
Pro Rata (1)	$2,397.3	22.9%	$1,974.2	21.6%	$2,172.0	25.6%	1,719.9	24.0%	1,428.2	23.7%
Excess	1,784.9	17.0%	1,629.6	17.8%	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%
Casualty
Pro Rata (1)	2,120.1	20.2%	1,994.7	21.8%	1,756.9	20.7%	1,104.8	15.4%	808.5	13.4%
Excess	979.3	9.3%	757.3	8.3%	609.7	7.2%	604.9	8.4%	443.1	7.3%
Total (2)	7,281.7	69.5%	6,355.9	69.6%	6,224.6	73.4%	5,114.7	71.3%	4,246.9	70.4%

Insurance
Property
Pro Rata (1)	$973.7	9.3%	$857.7	9.4%	$645.9	7.6%	725.1	10.1%	716.4	11.9%
Casualty
Pro Rata (1)	2,226.9	21.2%	1,919.8	21.0%	1,604.6	18.9%	1,334.1	18.6%	1,070.6	17.7%
Total (2)	3,200.6	30.5%	2,777.5	30.4%	2,250.6	26.6%	2,059.2	28.7%	1,787.0	29.6%

Total Company
Property
Pro Rata (1)	$3,371.0	32.2%	$2,831.9	31.0%	$2,818.0	33.2%	2,445.1	34.1%	2,144.6	35.5%
Excess	1,784.9	17.0%	1,629.6	17.8%	1,686.0	19.9%	1,685.1	23.5%	1,567.1	26.0%
Casualty
Pro Rata (1)	4,347.1	41.5%	3,914.5	42.9%	3,361.5	39.7%	2,438.9	34.0%	1,879.1	31.1%
Excess	979.3	9.3%	757.3	8.3%	609.7	7.2%	604.9	8.4%	443.1	7.3%
Total (2)	10,482.4	100.0%	9,133.4	100.0%	8,475.2	100.0%	7,173.9	100.0%	6,033.9	100.0%
__________________
(1) For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2) Certain totals and subtotals may not reconcile due to rounding.

Reinsurance Segment. The Company’s Reinsurance segment writes property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. The Company’s Reinsurance segment business is written within three main Reinsurance markets - its U.S. Reinsurance market, its International Reinsurance market, and its Bermuda Reinsurance market.

The Company’s U.S. Reinsurance market includes property and casualty reinsurance and specialty lines of business, including marine, aviation, surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The treaty property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any zone and across contiguous zones. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, financial lines, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries. Facultative business includes property, casualty, and national brokerage lines of business. The marine and aviation business is written primarily through brokers and contains a significant international component. Surety business consists mainly of reinsurance of contract surety bonds. In 2020, $3,331.8 million of the Company’s gross written premiums were attributable to its U.S. Reinsurance market of which 53.9% was treaty property business, $31.8% treaty casualty business, 8.0% facultative business, 3.2% marine & aviation business, 1.6% surety business, and 1.5% A&H business. In addition, 60.6% was written on a pro rata basis and 39.4% was written on an excess of loss basis. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance market includes portions of reinsurance programs for large, national insurance companies. In 2020, 95.7% and 4.3% of the Company’s gross written premiums in the U.S. reinsurance market were written in the broker reinsurance and direct reinsurance markets, respectively.

The Company’s International Reinsurance market focuses on opportunities in several targeted international locations, including Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. In 2020, $1,935.1 million of gross written premiums were attributable to International operation. Of the Company’s 2020 international gross written premiums, $1,410.9 million was written out of our Miami and New Jersey offices of which 71.8% was treaty reinsurance and 28.2% facultative reinsurance, $269.9 million out of our Canadian branch which 78.6% was treaty reinsurance and 21.4% facultative reinsurance, and $254.3 million out of our Singapore branch which mainly was treaty business. 40.6% of International business represented property pro rata business, 32.1% represented property excess of loss business, 13.7% represented casualty pro rata business and 13.6% represented casualty excess of loss business. As with the U.S. Reinsurance market, the Company’s International Reinsurance market focuses on financially sound companies that have strong management and underwriting discipline and expertise. Of the Company’s 2020 gross written premiums in its International Reinsurance market, 76.4% was written through brokers, with 23.6% written directly with ceding companies.

The Company’s Bermuda Reinsurance market includes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re. The Company also writes assumed business with the segregated cells of Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally. In 2020, $2,014.8 million of gross written premiums were attributable to Bermuda operation. Of the Company’s 2020 gross written premiums in its Bermuda Reinsurance market, $909.2 million was written through Bermuda Re, $666.4 million through our UK branch, $420.4 million through Ireland Re and $18.8 million through Mt. Logan. 46.6% of Bermuda business represented casualty pro rata business, 25.4% represented property pro rata business, 14.8% represented casualty excess of loss business and 13.2% represented property excess of loss business. 95.4% of Bermuda operations was written through brokers, with 4.6% written directly with ceding companies.

Insurance Segment. The Insurance segment writes property and casualty insurance through general agents, wholesale and retail brokers and surplus lines brokers within the U.S., Canada, Ireland, Bermuda, and through the Company’s Lloyds Syndicate. In 2020, the Company’s Insurance segment wrote $3,200.6 million of gross written premiums, of which 70% was casualty and 30% was property, principally targeting commercial business. Insurance business written directly through the Company’s offices represented $2,527.6 million or 79% of the segment’s premium and $673.0 million or 21% was written through program administrators.

In 2020 the Insurance Segment wrote $1,004.5 million of Specialty Casualty business consisting primarily of auto liability, primary and excess general liability, and some products liability written by multiple divisions with the largest including Specialty Casualty, Everest Underwriting Partners (“EUP”), Energy, Sports and Leisure, and Risk Management. Workers Compensation totaled $510.1 million of premium, written with a focus on the manufacturing, hospitality, construction and real estate industries, and written principally by the Risk Management, EUP and Energy divisions. Property / Short Tail business totaled $604.9 million consisting of commercial property, auto physical damage and contingency business, written principally by the US Property, EUP, Lloyd’s Syndicate and Everest Canada divisions. Professional Liability totaled $523.3 million consisting primarily of directors’ and officers’ liability, error and omissions, fiduciary liability, cyber liability, crime and employment practices liability written principally by the Everest Specialty Underwriters (“ESU”) and Lloyd’s Syndicate divisions. Accident and Health totaled $370.0 million which includes principally medical stop loss, specialty medical business, pro sports disability and medicare supplement business. Other Specialty totaled $187.8 million consisting of reps and warranty, credit and political risk, and surety written within the ESU division.

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

The Company’s treaty underwriting process involves a team approach among the Company’s underwriters, actuaries and claim staff. Treaties are reviewed for compliance with the Company’s general underwriting standards and most larger treaties are subjected to detailed actuarial analysis. The actuarial models used in such analyses are tailored in each case to the subject exposures and loss experience. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, evaluate the underwriting guidelines, data and other information of its ceding companies to determine their adequacy prior to entering into a treaty. The Company may also conduct underwriting, operational and claim audits at the offices of ceding companies to monitor adherence to underwriting guidelines. Underwriting audits focus on the quality of the underwriting staff, pricing and risk selection and rate monitoring over time. Claim audits may be performed in order to evaluate the client’s claims handling abilities and practices.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 6.7% of its December 31, 2020 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2021:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$564	$774	$925	$1,130	$1,493	$2,205
California, Earthquake	168	574	779	998	1,131	1,863
Texas Wind	185	467	677	859	1,012	1,075

The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$389	$531	$648	$822	$1,099	$1,648
California, Earthquake	138	433	577	749	870	1,421
Texas Wind	141	355	504	625	726	779

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

At December 31, 2020, the Company had $1,994.6 million in reinsurance receivables with respect to both paid and unpaid losses ceded. Of this amount, $699.7 million, or 35.1%, was receivable from Mt. Logan Re collateralized segregated accounts and $211.6 million, or 10.6%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”). No other retrocessionaire accounted for more than 5% of our receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018

Gross reserves at beginning of period	$13,611.3	$13,119.1	$11,884.3
Incurred related to:
Current year	6,149.4	4,986.5	5,264.3
Prior years	401.4	(63.6)	387.1
Total incurred losses	6,550.8	4,922.9	5,651.4
Paid related to:
Current year	2,046.3	2,042.3	1,700.7
Prior years	2,080.8	2,460.8	3,011.2
Total paid losses	4,127.1	4,503.1	4,711.9
Foreign exchange/translation adjustment	160.9	51.3	(111.7)
Change in reinsurance receivables on unpaid losses and LAE	203.0	21.1	407.0
Gross reserves at end of period	$16,399.0	$13,611.3	$13,119.1

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $6,149.4 million, $4,986.5 million and $5,264.3 million at December 31, 2020, 2019 and 2018, respectively. The increase in current year incurred losses from 2019 to 2020 was primarily due to an increase of $772.4 million in current year attritional losses primarily due to higher premiums earned and $511.1 million of losses related to COVID-19 in 2020, partially offset by a $120.5 million decline in current year catastrophe losses. The decrease in current year incurred losses in 2019 compared to 2018 was primarily due to $693.5 million of lower catastrophe losses in 2019 compared to 2018, partially offset by $415.6 million of additional attritional losses attributable to higher premiums earned in 2019 compared to 2018.

Incurred prior years losses increased by $401.4 million in 2020, decreased by $63.6 million in 2019 and increased by $387.1 million in 2018. The increase for 2020 primarily related to higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines and auto liability. The reserve change also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs.

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

Reserves for Asbestos and Environmental Losses and LAE.

At December 31, 2020, the Company’s gross reserves for A&E claims represented 1.3% of its total reserves. The Company’s A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct insurance business and Everest Re’s assumed reinsurance business. Liabilities related to Mt. McKinley’s direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company in July 2015, concurrent with the sale of Mt. McKinley to Clearwater Insurance Company. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Gross reserves	$219.3	$257.9	$347.5
Reinsurance receivable	(21.1)	(29.2)	(86.0)
Net reserves	$198.3	$228.7	$261.5

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

Future Policy Benefit Reserves.

The Company wrote a limited amount of life and annuity reinsurance in its Reinsurance segment. Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include mortality provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company’s operating results for that period. See ITEM 8, “Financial Statements and Supplementary Data” - Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2020	2019	2018
Balance at beginning of year	$42.6	$46.8	$51.0
Liabilities assumed	—	0.1	0.1
Adjustments to reserves	(1.1)	0.4	0.8
Benefits paid in the current year	(3.8)	(4.6)	(5.1)
Balance at end of year	$37.7	$42.6	$46.8

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

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in fixed maturities with an average credit quality of Aa3. This global fixed maturity securities portfolio is externally managed by independent, professional investment managers using portfolio guidelines approved by the Company.

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions. At December 31, 2020, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 76% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2020, is estimated at approximately 3.2 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The duration of the fixed income portfolio at December 31, 2020 and 2019 was 3.6 years and 3.5 years, respectively.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities. Approximately 36.9% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $642.5 million, $647.1 million and $581.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in 2020 from 2019 was primarily due to lower income from short term investments primarily due to lower interest rates resulting from the market impacts of COVID-19, partially offset by an increase in limited partnership income and higher income from the growing fixed income portfolio. The increase from 2019 to 2018 was primarily due to higher income from the growing fixed income portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

The Company had net realized capital gains for 2020 of $267.6 million. In 2020, the Company recorded $280.4 million of net gains from fair value re-measurements, partially offset by $11.0 million of net realized capital losses from sales of investments and $1.7 million of net allowance for credit losses. In 2019, net realized capital gains were $185.0 million due to $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. In 2018, net realized capital losses were $127.1 million due to $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments.

The Company’s cash and invested assets totaled $25.5 billion at December 31, 2020, which consisted of 86.3% fixed maturities and cash, of which 93.5% were investment grade; 7.9% other invested assets and 5.8% equity securities. The average maturity of fixed maturity securities was 4.9 years at December 31, 2020, and their overall duration was 3.6 years.

As of December 31, 2020, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $915.9 million and a market value of $990.3 million. CMBS securities comprising more than 92% of the December 31, 2020 market value are rated AAA by S&P Global Ratings (“S&P”). Furthermore, all held CMBS securities are rated investment grade by S&P.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2020	$23,253.4	$642.5	2.76%	$267.6	$465.2
2019	19,532.4	647.1	3.30%	185.0	532.9
2018	18,425.8	581.2	3.15%	(127.1)	(250.9)
2017	17,840.2	542.9	3.04%	153.2	(94.8)
2016	16,967.2	473.1	2.79%	(7.2)	96.6

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

(3) Included in 2020, 2019, 2018, 2017 and 2016 are fair value re-measurements of $280.4 million, $167.0 million, ($67.3) million, $139.0 million and $59.1 million, respectively.

(Some amounts may not reconcile due to rounding.)

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities. The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors. The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of December 31, 2020 in accordance with ASU 2016-13 guidance. The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance.

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325.2	$—	$49.1	$(7.2)	$1,367.1
Obligations of U.S. states and political subdivisions	543.9	—	34.7	(1.3)	577.3
Corporate securities	6,824.8	(1.2)	380.6	(55.2)	7,149.0
Asset-backed securities	2,540.8	—	30.7	(5.7)	2,565.8
Mortgage-backed securities
Commercial	915.9	—	75.3	(0.9)	990.3
Agency residential	2,206.1	—	64.7	(3.1)	2,267.7
Non-agency residential	5.2	—	—	—	5.2
Foreign government securities	1,565.3	—	102.6	(22.4)	1,645.5
Foreign corporate securities	3,297.9	(0.5)	204.0	(29.1)	3,472.3
Total fixed maturity securities	$19,225.1	$(1.7)	$941.7	$(124.9)	$20,040.2

(Some amounts may not reconcile due to rounding.)

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489.7	$28.3	$(2.2)	$1,515.8	$—
Obligations of U.S. states and political subdivisions	507.4	29.6	(0.1)	536.9	-
Corporate securities	6,227.6	185.1	(37.8)	6,374.9	0.5
Asset-backed securities	892.4	6.8	(1.9)	897.3	—
Mortgage-backed securities
Commercial	814.6	31.2	(1.2)	844.6	—
Agency residential	2,173.1	36.4	(10.9)	2,198.6	—
Non-agency residential	5.7	—	—	5.7	—
Foreign government securities	1,492.3	47.2	(33.5)	1,506.0	0.1
Foreign corporate securities	2,870.7	108.0	(33.6)	2,945.1	0.4
Total fixed maturity securities	$16,473.5	$472.6	$(121.2)	$16,824.9	$1.0

(Some amounts may not reconcile due to rounding.)

(a) Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2020		2019
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$7,040.6	35.1%	$6,479.4	38.5%
AA	3,022.4	15.1%	2,564.0	15.2%
A	5,223.6	26.0%	3,986.8	23.7%
BBB	3,339.7	16.7%	2,457.9	14.6%
BB	881.9	4.4%	722.4	4.3%
B	257.7	1.3%	265.4	1.6%
Rated below B	38.7	0.2%	17.7	0.1%
Other	235.6	1.2%	331.3	2.0%
Total	$20,040.2	100.0%	$16,824.9	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2020		2019
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,374.7	6.9%	$1,457.9	8.7%
Due after one year through five years	6,774.8	33.8%	6,869.4	40.8%
Due after five years through ten years	4,751.9	23.7%	3,609.8	21.5%
Due after ten years	1,309.8	6.5%	941.6	5.6%
Asset-backed securities	2,565.8	12.8%	897.3	5.3%
Mortgage-backed securities	3,263.2	16.3%	3,048.9	18.1%
Total fixed maturity securities	$20,040.2	100.0%	$16,824.9	100.0%

(Some amounts may not reconcile due to rounding.)

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, S&P Global Ratings (“S&P”) and Moody’s. These ratings represent an independent opinion of the financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of January 31, 2021.

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

Operating Subsidiary:	A.M. Best	S&P	Moody's
Everest Reinsurance Company	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance (Bermuda) Ltd.	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance Company (Ireland) dac	A+ (Superior)	A+ (Strong)	Not Rated
Everest National Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Company	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance Company of Canada	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Reinsurance, Ltd.	A+ (Superior)	Not Rated	Not Rated
Everest Denali Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Premier Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance (Ireland), dac	A+ (Superior)	A+ (Strong)	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on May 29, 2020. S&P states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. S&P issued a new rating to Everest Denali Insurance Co and Everest Premier Insurance Co of A+ (Strong), upgraded the rating of Everest International Assurance Ltd from A to A+ (Strong) and affirmed all other ratings on May 29, 2020. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on June 5, 2020.

Subsidiaries other than Everest Reinsurance Co. and Everest Reinsurance (Bermuda) Ltd. may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the Holdings’ senior notes due June 1, 2044, senior notes due October 15, 2050, and long-term notes due May 1, 2067 all of which are considered investment grade. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		S&P		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

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

The pandemic has caused significant volatility in the global financial markets. Interest rates plummeted, credit spreads widened and the equity markets lost value. We saw our fixed maturity and equity portfolios decline in value resulting in realized and unrealized investment losses in our March 31, 2020 financial statements. However, the financial markets rebounded during the remaining quarters of 2020 and we recognized after-tax realized gains of $389.4 million and unrealized gains of $667.7 million in our financial statements for these three quarters. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses.

There will also be a negative impact on future industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity. To the extent that premiums are based on business activity, there will be a decline in premium volume. Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location. For the full year 2020, our underwriting results include $511.1 million of estimated losses related to the pandemic.

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

Employees.

As of February 1, 2021, the Company employed 1,746 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their prior year end statutory capital and surplus. At December 31, 2020, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $5,276.0 million at

December 31, 2020, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2021 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $592.1 million.

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

Based on their financial positions at December 31, 2020, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

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

United States. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Internal Revenue Service (“IRS”) and the United States Treasury Department (“U.S. Treasury”) have subsequently issued both proposed and final regulations related to the new law. Management continues to monitor this guidance as it is issued to determine the impact on the Company and acts if necessary. Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. corporate income tax but are generally relieved from double taxation through the use of foreign tax credits against their U.S. income tax liability. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to U.S. withholding tax, if distributed, is not practicable to compute. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Prolonged and severe disruptions in the overall public and private debt and equity markets, such as occurred during 2008, or temporary disruption as occurred in early 2020 related to the COVID-19 pandemic, could result in significant realized and unrealized losses in our investment portfolio. Although financial markets have significantly improved since 2008, they could deteriorate in the future. There could also be disruption in individual market sectors, such as occurred in the energy sector in recent years. Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2020	$425.0
2019	575.5
2018	1,800.2
2017	1,472.6
2016	301.2

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2020 and 2018 and resulted in an increase to our pre-tax net income in 2019, 2017 and 2016:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2020	$401.4	decrease
2019	63.6	increase
2018	387.1	decrease
2017	293.4	increase
2016	295.3	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2020, 1.3% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers, and could have a material and adverse effect on our ability to write new business that in turn could impact our profitability and operating results.

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

	2020	2019	2018	2017	2016
Percentage of ceded written premiums to gross written premiums	13.0%	14.3%	12.5%	13.0%	12.6%

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

According to S&P, Everest ranks among the top ten global property & casualty reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $247 billion in 2019 according to data compiled by S&P. In addition to competitors the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 71) and existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Juan C. Andrade (age 55); Executive Vice President and Chief Financial Officer, Mark Kociancic (age 51), Executive Vice President and Chief Operating Officer, Jim Williamson (age 47), President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 55), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 54) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Mike Karmilowicz (age 52). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between February 2021 and August 2025. This includes Christopher Downey, the chief executive officer of our Bermuda reinsurance operation.

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

	At
(Dollars in millions)	December 31, 2020	% of Total
Mortgage-backed securities:
Commercial	$990.3	3.9%
Agency residential	2,267.7	8.9%
Non-agency residential	5.2	—%
Other asset-backed	2,565.8	10.1%
Total asset-backed	5,829.0	22.9%
Other fixed income	14,211.2	55.8%
Total fixed income, at market value	20,040.2	78.7%
Equity securities, at fair value	1,472.2	5.8%
Other invested assets	2,012.6	7.9%
Cash and short-term investments	1,936.6	7.6%
Total investments and cash	$25,461.6	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2020, we wrote approximately 24.0% of our coverages in non-U.S. currencies; as of December 31, 2020, we maintained approximately 15.7% of our investment portfolio in investments denominated in non-U.S. currencies. During 2020, 2019 and 2018, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $45.2 million to a gain of $61.4 million.

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

On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. In 2020 it was announced that most LIBOR rates would continue to be published until June 2023. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the interest rate on our long term subordinate notes. In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio.

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

As of December 31, 2020, Everest International owned 9,719,971 or 19.6% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest International, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

The 2017 TCJA addressed what some members of Congress had expressed concern about for several years, which was U.S. corporations moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter which may exceed its regular income tax. In addition, new proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

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

Reinsurance and insurance premiums paid to Bermuda Re with respect to risks located in the U.S. are subject to a U.S. federal excise tax of one percent. In addition, Bermuda Re is subject to federal excise tax on reinsurance and insurance premiums with respect to risks located in the U.S. In addition, Bermuda Re is subject to withholding tax on dividend income from U.S. sources. These taxes could increase, and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 2020, Everest Re has relocated its corporate offices to Warren, NJ with approximately 321,500 square feet of leased office space. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda. The Company’s other 23 locations occupy a total of approximately 255,800 square feet, all of which are leased.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. The quarterly high and low closing market prices of Group’s common shares for the periods indicated were:

	2020		2019
	High	Low	High	Low
First Quarter	$291.78	$171.96	$226.11	$208.80
Second Quarter	231.07	161.72	253.31	214.69
Third Quarter	232.19	197.10	266.76	235.88
Fourth Quarter	241.54	196.20	279.01	247.02

Number of Holders of Common Shares.

The number of record holders of common shares as of February 1, 2021 was 595. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.

In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.40 per share for the first three quarters of 2019. The Company declared and paid its quarterly cash dividend of $1.55 per share for the fourth quarter of 2019 and for the four quarters of 2020. On February 24, 2021, the Company’s Board of Directors declared a dividend of $1.55 per share, payable on or before March 31, 2021 to shareholders of record on March 17, 2021.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2020	-	$—	-	1,328,695
February 1 - 28, 2020	43,044	$280.0587	-	1,328,695
March 1 - 31, 2020	970,892	$206.0159	970,892	357,803
April 1 - 30, 2020	183	$177.1200	—	357,803
May 1 - 31, 2020	723	$175.2555	—	2,357,803
June 1 - 30, 2020	—	$—	—	2,357,803
July 1 - 31, 2020	—	$—	-	2,357,803
August 1 - 31, 2020	—	$—	—	2,357,803
September 1 - 30, 2020	5,435	$205.4490	—	2,357,803
October 1 - 31, 2020	—	$—	-	2,357,803
November 1 - 30, 2020	1,368	$231.8023	-	2,357,803
December 1 - 31, 2020	1,033	$231.8478	-	2,357,803
Total	1,022,678	$—	970,892	2,357,803

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.

The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2015 through December 31, 2020, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/15	12/16	12/17	12/18	12/19	12/20
Everest Re Group, Ltd.	100.00	121.10	126.46	127.39	165.81	144.16
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Property & Casualty Insurance	100.00	115.71	141.61	134.97	169.88	181.70

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, were derived from the audited consolidated financial statements of the Company. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Operating data:
Gross written premiums	$10,482.4	$9,133.4	$8,475.2	$7,173.9	$6,033.9
Net written premiums	9,117.0	7,824.4	7,414.4	6,244.7	5,270.9
Premiums earned	8,661.5	7,403.7	6,931.7	5,937.8	5,320.5
Net investment income	642.5	647.1	581.2	542.9	473.1
Net realized capital gains (losses)	267.6	185.0	(127.1)	153.2	(7.2)
Incurred losses and loss adjustment
expenses (including catastrophes)	6,550.8	4,922.9	5,651.4	4,522.6	3,139.6
Net catastrophe losses (1)	415.0	550.0	1,669.8	1,339.1	286.0
Commission, brokerage, taxes and fees	1,873.3	1,703.7	1,519.0	1,304.0	1,188.7
Other underwriting expenses	511.2	440.9	371.5	318.8	302.7
Corporate expenses	41.1	33.0	30.7	25.9	27.2
Interest, fees and bond issue cost
amortization expense	36.3	31.7	31.0	31.6	36.2
Income (loss) before taxes	585.3	1,099.0	(242.2)	419.4	1,099.8
Income tax expense (benefit)	71.2	89.5	(331.2)	(63.4)	103.5
Net income (loss) (2)	514.2	1,009.5	89.0	482.8	996.3

EARNINGS PER COMMON SHARE:
Basic (3)	$12.81	$24.77	$2.18	$11.77	$23.85

Diluted (4)	$12.78	$24.70	$2.17	$11.70	$23.68

Dividends declared	$6.20	$5.75	$5.30	$5.05	$4.70

Certain GAAP financial ratios: (5)
Loss ratio	75.5%	66.5%	81.5%	76.2%	59.0%
Other underwriting expense ratio	27.4%	29.0%	27.3%	27.3%	28.0%
Combined ratio (2)	102.9%	95.5%	108.8%	103.5%	87.0%

Balance sheet data (at end of period):
Total investments and cash	$25,461.6	$20,748.5	$18,433.1	$18,626.5	$17,483.1
Total assets	32,788.4	27,324.1	24,751.0	23,563.3	21,279.2
Loss and LAE reserves	16,399.0	13,611.3	13,119.1	11,884.3	10,312.3
Total debt	1,910.4	633.8	633.6	633.4	633.2
Total liabilities	23,062.2	18,191.1	16,890.2	15,222.6	13,246.1
Shareholders' equity	9,726.2	9,132.9	7,860.8	8,340.7	8,033.1
Book value per share (6)	243.25	223.85	193.37	204.25	196.41

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

(3) Based on weighted average basic common shares outstanding of 39.7 million, 40.3 million, 40.4 million, 40.6 million and 41.3 million for 2020, 2019, 2018, 2017 and 2016, respectively.

(4) Based on weighted average diluted common shares outstanding of 39.7 million, 40.4 million, 40.6 million, 40.8 million and 41.6 million for 2020, 2019, 2018, 2017 and 2016, respectively.

(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6) Based on 40.0 million, 40.8 million, 40.7 million, 40.8 million and 40.9 million common shares outstanding for December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

The pandemic has caused significant volatility in the global financial markets. Interest rates plummeted, credit spreads widened and the equity markets lost value. We saw our fixed maturity and equity portfolios decline in value resulting in realized and unrealized investment losses in our March 31, 2020 financial statements. However, the financial markets rebounded during the remaining quarters of 2020 and we recognized after-tax realized gains of $389.4 million and unrealized gains of $667.7 million in our financial statements for these three quarters. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses.

There will also be a negative impact on future industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity. To the extent that premiums are based on business activity, there will be a decline in premium volume. Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location. For the full year 2020, our underwriting results include $511.1 million of estimated losses related to the pandemic.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Gross written premiums	$10,482.4	$9,133.4	$8,475.2	14.8%	7.8%
Net written premiums	9,117.0	7,824.4	7,414.4	16.5%	5.5%

REVENUES:
Premiums earned	$8,681.5	$7,403.7	$6,931.7	17.3%	6.8%
Net investment income	642.5	647.1	581.2	(0.7)%	11.3%
Net realized capital gains (losses)	267.6	185.0	(127.1)	44.7%	NM
Other income (expense)	6.5	(4.6)	(24.3)	(39.2)%	(81.1)%
Total revenues	9,598.1	8,231.2	7,361.5	16.6%	11.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	6,550.8	4,922.9	5,651.4	33.1%	(12.9)%
Commission, brokerage, taxes and fees	1,873.3	1,703.7	1,519.0	10.0%	12.2%
Other underwriting expenses	511.2	440.9	371.5	16.0%	18.7%
Corporate expenses	41.1	33.0	30.7	24.7%	7.5%
Interest, fees and bond issue cost amortization expense	36.3	31.7	31.0	14.6%	2.1%
Total claims and expenses	9,012.8	7,132.2	7,603.7	26.4%	(6.2)%

INCOME (LOSS) BEFORE TAXES	585.3	1,099.0	(242.2)	(46.7)%	NM
Income tax expense (benefit)	71.2	89.5	(331.2)	(20.5)%	NM
NET INCOME (LOSS)	$514.2	$1,009.5	$89.0	(49.1)%	NM

RATIOS:				Point Change
Loss ratio	75.5%	66.5%	81.5%	9.0	(15.0)
Commission and brokerage ratio	21.6%	23.0%	21.9%	(1.4)	1.1
Other underwriting expense ratio	5.8%	6.0%	5.4%	(0.2)	0.6
Combined ratio	102.9%	95.5%	108.8%	7.4	(13.3)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2020	2019	2018	2020/2019	2019/2018
Balance sheet data:
Total investments and cash	$25,461.6	$20,748.5	$18,433.1	22.7%	12.6%
Total assets	32,788.4	27,324.1	24,751.0	20.0%	10.4%
Loss and loss adjustment expense reserves	16,399.0	13,611.3	13,119.1	20.5%	3.8%
Total debt	1,910.4	633.8	633.6	201.4%	0.0%
Total liabilities	23,062.2	18,191.1	16,890.2	26.8%	7.7%
Shareholders' equity	9,726.2	9,132.9	7,860.8	6.5%	16.2%
Book value per share	243.25	223.85	193.37	8.7%	15.8%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 14.8% to $10,482.4 million in 2020, compared to $9,133.4 million in 2019, reflecting a $925.8 million, or 14.6%, increase in our reinsurance business and a $423.2 million, or 15.2%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property pro rata business, casualty excess of loss writings and property catastrophe excess of loss business, partially offset by a $35.9 million negative impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 16.5% to $9,117.0 million in 2020, compared to $7,824.4 million in 2019. This change is consistent with the change in gross written premiums. Premiums earned increased by 17.3% to $8,681.5 million in 2020, compared to $7,403.7 million in 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income. Net investment income decreased by 0.7% to $642.5 million in 2020 compared with investment income of $647.1 million in 2019. Net pre-tax investment income, as a percentage of average invested assets, was 2.9% in 2020 compared to 3.3% in 2019. The decreases in both income and yield were primarily the result of lower income from short term investments primarily due to lower interest rates resulting from the market impacts of COVID-19, partially offset by an increase in limited partnership income and higher income from the growing fixed income portfolio.

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

Net Realized Capital Gains (Losses). Net realized capital gains were $267.6 million and $185.0 million in 2020 and 2019, respectively, and net realized capital losses were $127.1 million in 2018. The net realized capital gains of $267.6 million in 2020 were comprised of $280.4 million of net gains from fair value re-measurements, partially offset by $11.1 million of net realized capital losses from sales of investments, and $1.7 million of net allowances for credit losses. The net realized capital gains of $185.0 million in 2019 were comprised of $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. The net realized capital losses of $127.1 million in 2018 were comprised of $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments.

Other Income (Expense). We recorded other income of $6.5 million in 2020 and other expense of $4.6 million and $24.3 million in 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, income related to Mt. Logan Re, changes in value of equity put option contracts and changes in deferred gains related to any retroactive reinsurance transactions. We recognized foreign currency exchange expense of $7.3 million in 2020, foreign currency exchange expense of $13.4 million in 2019 and foreign currency exchange income of $2.4 million in 2018.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$5,724.4	66.0%		$401.4	4.7%		$6,125.8	70.7%
Catastrophes	425.0	4.9%		—	—%		425.0	4.9%
Total segment	$6,149.4	70.9%		$401.4	4.7%		$6,550.8	75.5%

2019
Attritional	$4,441.0	60.0%		$(93.6)	(1.3)%		$4,347.4	58.7%
Catastrophes	545.5	7.4%		30.0	0.4%		575.5	7.8%
Total segment	$4,986.5	67.4%		$(63.6)	(0.9)%		$4,922.9	66.5%

2018
Attritional	$4,025.4	58.0%		$(174.1)	(2.5)%		$3,851.2	55.5%
Catastrophes	1,239.0	17.9%		561.2	8.1%		1,800.2	26.0%
Total segment	$5,264.3	75.9%		$387.1	5.6%		$5,651.4	81.5%

Variance 2020/2019
Attritional	$1,283.4	6.0	pts	$495.0	6.0	pts	$1,778.4	12.0	pts
Catastrophes	(120.5)	(2.5)	pts	(30.0)	(0.4)	pts	(150.5)	(2.9)	pts
Total segment	$1,162.9	3.5	pts	$465.0	5.6	pts	$1,627.9	9.0	pts

Variance 2019/2018
Attritional	$415.6	2.0	pts	$80.6	1.2	pts	$496.2	3.2	pts
Catastrophes	(693.5)	(10.5)	pts	(531.2)	(7.7)	pts	(1,224.7)	(18.2)	pts
Total segment	$(277.9)	(8.5)	pts	$(450.6)	(6.5)	pts	$(728.5)	(15.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 33.1% to $6,550.8 million in 2020, compared to $4,922.9 million in 2019, primarily due to a rise of $1,283.4 million in current year attritional losses, mainly due to $511.1 million of losses related to the COVID-19 pandemic and the impact of the increase in premiums earned, as well as $495.0 million of less favorable development on prior years attritional losses in 2020, which primarily resulted from $400.0 of reserve strengthening in the fourth quarter of 2020 associated with higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs. The increase was partially offset by a decrease of $120.5 million in current year catastrophe losses. The current year catastrophe losses of $425.0 million in 2020 related to Hurricane Laura ($124.0 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($40.0 million), Hurricane Sally ($32.8 million), the California Glass wildfire ($29.5 million), Nashville tornadoes ($22.9 million), the Derecho storms ($20.5 million), Hurricane Isaias ($20.0 million), Hurricane Delta ($20.0 million), the Oregon wildfires ($17.0 million), the Calgary storms in Canada ($14.7 million), the 2020 U.S. civil unrest ($14.5 million), the Queensland Hailstorm ($10.0 million), the 2020 Australia fires ($8.2 million) and the Australia East Coast Storm ($6.8 million). The $545.5 million of current year catastrophe losses in 2019 related to Typhoon Hagibis ($200.0 million), Hurricane Dorian ($170.9 million), Typhoon Faxai ($124.3 million), Townsville Monsoon ($25.3 million), and the Dallas tornadoes ($25.0 million).

Incurred losses and LAE decreased by 12.9% to $4,922.9 million in 2019, compared to $5,651.4 million in 2018, primarily due to a decrease in current year catastrophe losses of $693.5 million and $531.2 million less of unfavorable development on prior years catastrophe losses in 2019 compared to 2018. These decreases were partially offset by an increase of $415.6 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business, and $80.6 million less of favorable development on prior years attritional losses in 2019 compared to 2018. The current year catastrophe losses of $545.5 million in 2019 are outlined above. The $1,239.0 million of current year catastrophe losses in 2018 related to Hurricane Michael ($462.0 million), Camp wildfire ($322.0 million), Woolsey wildfire ($154.0 million), Typhoon Jebi ($80.0 million), Hurricane Florence ($73.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), Australia Hailstorm ($25.0 million), other 2018 California wildfires ($24.6 million), Japan floods ($20.5 million) and the U.S. winter storms ($8.4 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 10.0% to $1,873.3 million for the year ended December 31, 2020 compared to $1,703.7 million for the year ended December 31, 2019. The changes were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Commission, brokerage, taxes and fees increased by 12.2% to $1,703.7 million for the year ended December 31, 2019 compared to $1,519.0 million for the year ended December 31, 2018. The changes were primarily due to the impact of the increases in premiums earned, higher contingent commissions and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $511.2 million, $440.9 million and $371.5 million in 2020, 2019 and 2018, respectively. The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned and costs incurred to support the continued expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $41.1 million, $33.0 million and $30.7 million for the years ended December 31, 2020, 2019 and 2017, respectively. The increase from 2019 to 2020 was mainly due to costs associated with the relocation of our U.S. corporate offices and higher compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $36.3 million, $31.7 million and $31.0 million in 2020, 2019 and 2018, respectively. The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.6% as of December 31, 2020. The increase from 2019 to 2020 was also related to the interest expense on the $1,000.0 million senior note issuance in October 2020.

Income Tax Expense (Benefit). We had income tax expense of $71.2 million in 2020, $89.5 million in 2019, and an income tax benefit of $331.2 million in 2018. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense was primarily due to the increase in incurred losses, including from COVID 19 reserves and a reserve charge from 2019 to 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020, provided that U.S. companies could carryback for five years net operating losses incurred in 2018, 2019 and/or 2020. This beneficial tax provision in the CARES Act enabled the Company to carryback its significant 2018 net operating losses to prior tax years with higher effective tax rates of 35% versus 21% in 2018 and later years. As a result, the Company was able to record a net income tax benefit from the five-year carryback of $32.5 million and obtain federal income tax cash refunds of $182.5 million including interest in 2020.

During 2018, the Company completed its accounting for the TCJA in accordance with SEC Staff Accounting Bulletin 118, including interpretation of the additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28.4 million primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Net Income (Loss).

Our net income was $514.2 million, $1,009.5 million and $89.0 million in 2020, 2019 and 2018, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 7.4 points to 102.9% in 2020, compared to 95.5% in 2019. The loss ratio component increased 9.0 points in 2020 over the same period last year mainly due $511.1 million of losses related to the COVID-19 pandemic in 2020. The commission and brokerage ratio components decreased to 21.6% in 2020 compared to 23.0% in 2019 mainly due to the impact of lower reinstatement premiums in 2020 and changes in the mix of business. The other underwriting expense ratios decreased to 5.8% in 2020 compared to 6.0% in 2019 mainly due to the impact of higher earned premiums in 2020 compared to 2019.

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

Shareholders’ Equity.

Shareholders’ equity increased by $593.3 million to $9,726.2 million at December 31, 2020 from $9,132.9 million at December 31, 2019, principally as a result of $514.2 million of net income, $419.7 million of unrealized appreciation on investments net of tax, $86.3 million of net foreign currency translation adjustments, $25.6 million of share-based compensation transactions and $0.7 million of net benefit plan obligation adjustments, net of tax, partially offset by $249.1 million of shareholder dividends and the repurchase of 970,892 common shares for $200.0 million and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

Shareholders’ equity increased by $1,272.1 million to $9,132.9 million at December 31, 2019 from $7,860.8 million at December 31, 2018, principally as a result of $1,009.5 million of net income, $483.8 million of unrealized appreciation on investments net of tax, $30.9 million of share-based compensation transactions and $14.0 million of net foreign currency translation adjustments, partially offset by $234.3 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $7.1 million of net benefit plan obligation adjustments, net of tax.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 0.7% to $642.5 million in 2020 compared with investment income of $647.1 million in 2019. The decrease was primarily due to lower income from short term investments primarily due to lower interest rates resulting from the market impacts of COVID-19, partially offset by an increase in limited partnership income and higher income from the growing fixed income portfolio.

Net investment income increased by 11.3% to $647.1 million in 2019 compared with investment income of $581.2 million in 2018. The increase was primarily due to higher income from our growing fixed maturity portfolio and an increase in limited partnership income, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Fixed maturities	$542.4	$520.3	$465.8
Equity securities	18.8	19.5	25.3
Short-term investments and cash	5.0	17.6	14.4
Other invested assets
Limited partnerships	112.9	105.8	93.3
Other	1.7	14.1	17.0
Gross investment income before adjustments	680.7	677.3	615.8
Funds held interest income (expense)	12.8	13.3	6.3
Future policy benefit reserve income (expense)	(1.2)	(1.4)	(1.4)
Gross investment income	692.2	689.2	620.7
Investment expenses	(49.8)	(42.1)	(39.5)
Net investment income	$642.5	$647.1	$581.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2020	2019	2018
Imbedded pre-tax yield of cash and invested assets at December 31	3.0%	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.6%	3.0%	3.0%

Annualized pre-tax yield on average cash and invested assets	2.9%	3.3%	3.2%
Annualized after-tax yield on average cash and invested assets	2.5%	2.9%	2.8%

	2020	2019	2018
Fixed income portfolio total return	6.3%	6.2%	1.3%
Barclay's Capital - U.S. aggregate index	7.5%	8.7%	-%

Common equity portfolio total return	26.7%	23.8%	(5.2)%
S&P 500 index	18.4%	31.5%	(4.4)%

Other invested asset portfolio total return	8.3%	9.9%	11.1%

The pre-tax equivalent total return for the bond portfolio was approximately 5.3%, 6.3% and 2.9%, respectively, in 2020, 2019 and 2018. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2020/2019	2019/2018
(Dollars in millions)	2020	2019	2018	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$79.6	$63.4	$34.0	$16.2	$29.4
Losses	(81.8)	(35.3)	(55.7)	(46.5)	20.4
Total	(2.2)	28.1	(21.7)	(30.3)	49.8

Fixed maturity securities, fair value:
Gains	—	0.4	—	(0.4)	0.4
Losses	(2.9)	-	(1.8)	(2.9)	1.8
Total	(2.9)	0.4	(1.8)	(3.3)	2.2

Equity securities, fair value:
Gains	37.4	14.3	31.7	23.1	(17.4)
Losses	(46.4)	(10.1)	(61.7)	(36.3)	51.6
Total	(9.0)	4.1	(30.0)	(13.1)	34.1

Other Invested Assets
Gains	7.7	6.8	1.8	0.9	5.0
Losses	(6.0)	(0.8)	—	(5.3)	(0.7)
Total	1.7	6.0	1.8	(4.4)	4.3

Short Term Investments
Gains	1.3	—	—	1.3	—
Losses	-	—	—	-	—
Total	1.3	—	—	1.3	—

Total net realized capital gains (losses) from sales:
Gains	126.1	84.9	67.5	41.2	17.4
Losses	(137.1)	(46.1)	(119.2)	(91.0)	73.1
Total	(11.1)	38.9	(51.7)	(49.9)	90.6

Allowance for credit losses:	(1.7)	—	—	(1.7)	—

Other-than-temporary impairments:	—	(20.9)	(8.1)	20.9	(12.8)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.9	1.8	1.5	0.1	0.3
Equity securities, fair value	278.5	165.2	(68.8)	113.3	234.0
Total	280.4	167.0	(67.3)	113.4	234.3

Total net realized capital gains (losses)	$267.6	$185.0	$(127.1)	$82.7	$312.1

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $267.6 million and $185.0 million in 2020 and 2019, respectively, and net realized capital losses were $127.1 million in 2018. The net realized capital gains of $267.6 million in 2020 were comprised of $280.4 million of net gains from fair value re-measurements, partially offset by $11.1 million of net realized capital losses from sales of investments and $1.7 million of net allowances for credit losses. In 2019, we recorded $167.0 million of net gains from fair value re-measurements and $38.9 million of net realized capital gains from sales of investments, partially offset by $20.9 million of other-than-temporary impairments. In 2018, we recorded $67.3 million of net losses from fair value re-measurements, $51.7 million of net realized capital losses from sales of investments and $8.1 million of other-than-temporary impairments. The fixed maturity and equity sales during these years related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Years Ended December 31,			2020/2019		2019/2018
(Dollars in millions)	2020	2019	2018	Variance	% Change	Variance	% Change
Gross written premiums	$7,281.7	$6,355.9	$6,224.6	$925.8	14.6%	$131.3	2.1%
Net written premiums	6,767.6	5,732.3	5,706.5	1,035.3	18.1%	25.8	0.5%

Premiums earned	$6,466.1	$5,491.3	$5,293.1	$974.8	17.8%	$198.2	3.7%
Incurred losses and LAE	4,933.4	3,675.2	4,585.6	1,258.2	34.2%	(910.4)	(19.9)%
Commission and brokerage	1,552.4	1,400.2	1,251.6	152.1	10.9%	148.6	11.9%
Other underwriting expenses	175.7	160.8	142.9	14.9	9.3%	17.9	12.5%
Underwriting gain (loss)	$(195.4)	$255.0	$(687.0)	$(450.4)	(176.6)%	$942.1	(137.1)%

					Point Chg		Point Chg
Loss ratio	76.3%	67.0%	86.6%		9.3		(19.6)
Commission and brokerage ratio	24.0%	25.5%	23.6%		(1.5)		1.9
Other underwriting expense ratio	2.7%	2.9%	2.8%		(0.2)		0.1
Combined ratio	103.0%	95.4%	113.0%		7.6		(17.6)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 14.6% to $7,281.7 million in 2020 from $6,355.9 million in 2019, primarily due to increases in property pro rata business, casualty excess of loss writings and property catastrophe excess of loss business, partially offset by a $35.9 million negative impact from the movement of foreign exchange rates. Net written premiums increased by 18.1% to $6,767.6 million in 2020 compared to $5,732.3 million in 2019. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 17.8% to $6,466.1 million in 2020, compared to $5,491.3 million in 2019. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.1% to $6,355.9 million in 2019 from $6,244.6 million in 2018, primarily due to increases in treaty casualty writings and mortgage business, partially offset by a decline in treaty property business, including lower reinstatement premiums, and a $55.5 million negative impact from the movement of foreign exchange rates. Net written premiums increased by 0.5% to $5,732.3 million in 2019 compared to $5,706.5 million in 2018 which is consistent with the change in gross written premiums. Premiums earned increased by 3.7% to $5,491.3 million in 2019, compared to $5,293.1 million in 2018. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$4,179.5	64.6%		$396.9	6.1%		$4,576.4	70.7%
Catastrophes	357.0	5.5%		—	—%		357.0	5.5%
Total segment	$4,536.5	70.1%		$396.9	6.1%		$4,933.4	76.3%

2019
Attritional	$3,177.5	57.9%		$(77.2)	(1.4)%		$3,100.4	56.5%
Catastrophes	541.5	9.9%		33.4	0.6%		574.8	10.5%
Total segment	$3,719.0	67.8%		$(43.8)	(0.8)%		$3,675.2	67.0%

2018
Attritional	$2,940.6	55.5%		$(121.9)	(2.3)%		$2,818.7	53.2%
Catastrophes	1,195.9	22.6%		571.1	10.8%		1,766.9	33.4%
Total segment	$4,136.4	78.1%		$449.2	8.5%		$4,585.6	86.6%

Variance 2020/2019
Attritional	$1,002.0	6.7	pts	$474.1	7.5	pts	$1,476.0	14.2	pts
Catastrophes	(184.5)	(4.4)	pts	(33.4)	(0.6)	pts	(217.8)	(5.0)	pts
Total segment	$817.5	2.3	pts	$440.7	6.9	pts	$1,258.2	9.3	pts

Variance 2019/2018
Attritional	$236.9	2.4	pts	$44.7	0.9	pts	$281.7	3.3	pts
Catastrophes	(654.4)	(12.7)	pts	(537.7)	(10.2)	pts	(1,192.1)	(22.9)	pts
Total segment	$(417.5)	(10.3)	pts	$(493.0)	(9.3)	pts	$(910.4)	(19.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 34.2% to $4,933.4 million in 2020, compared to $3,675.2 million in 2019. The increase was primarily due to an increase of $1,002.0 million in current year attritional losses, mainly related to $407.1 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as $474.1 million of more development on prior years attritional losses in 2020 compared to 2019 primarily resulted from $400.0 of reserve strengthening in the fourth quarter of 2020 associated with higher ultimate loss estimates for long-tail casualty business for accident years 2015 to 2018, notably general liability, professional lines and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs. The increase was partially offset by a decline of $184.5 million in current year catastrophe losses and $33.4 million of less development on prior years catastrophe losses. The current year catastrophe losses of $357.0 million in 2020 related primarily to Hurricane Laura ($105.5 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($32.0 million), the California Glass wildfire ($29.5 million), Hurricane Delta ($18.0 million), Hurricane Isaias ($17.8 million), the Nashville tornadoes ($17.5 million), the Derecho storms ($17.5 million), the Oregon wildfires ($17.0 million), Hurricane Sally ($16.9 million), the Calgary storms in Canada ($12.2 million), the Queensland hailstorm ($10.0 million), the Australia fires ($8.2 million), the Australia East Coast storm ($6.8 million), and the 2020 U.S. Civil Unrest ($4.1 million). The $541.5 million of current year catastrophe losses in 2019 related primarily to Typhoon Hagibis ($200.0 million), Hurricane Dorian ($166.9 million), Typhoon Faxai ($124.3 million), the 2019 Townsville Monsoon ($25.3 million) and the Dallas tornadoes ($25.0 million).

Incurred losses decreased by 19.9% to $3,675.2 million in 2019, compared to 4,585.6 million in 2018. The decrease was primarily due to a decrease of $654.4 million in current year catastrophe losses and an improvement of $537.7 million on development of prior years catastrophe losses, partially offset by an increase of $236.9 million in current year attritional losses, mainly due to the impact of changes in the mix of business, primarily writing more treaty casualty. The current year catastrophe losses of $541.5 million in 2019 are outlined above. The $1,195.9 million of current year catastrophe losses in 2018 related primarily to Hurricane Michael ($438.0 million), Camp wildfire ($322.0 million), Woolsey wildfire ($154.0 million), Typhoon Jebi ($80.0 million), Hurricane Florence ($64.3 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), Australia hailstorm ($24.0 million), other 2018 California wildfires ($23.1 million) and Japan floods ($5.5 million).

Segment Expenses. Commission and brokerage expense increased by 10.9% to $1,552.4 million in 2020 compared to $1,400.2 million in 2019. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $175.7 million in 2020 from $160.8 million in 2019. The increase was mainly due to changes in the mix of business and the impact of the increase in premiums earned.

Commission and brokerage expense increased by 11.9% to $1,400.2 million in 2019 compared to $1,251.6 million in 2018. The increases are mainly due to the impact of the increases in premiums earned, higher contingent commission, changes in the mix of business towards additional pro rata business and significantly higher reinstatement premiums in 2018 which have no commission charge. Segment other underwriting expenses increased to $160.8 million in 2019 from $142.9 million in 2018. The increases were mainly due to changes in the mix of business and the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2020/2019		2019/2018
(Dollars in millions)	2020	2019	2018	Variance	% Change	Variance	% Change
Gross written premiums	$3,200.6	$2,777.5	$2,250.6	$423.2	15.2%	$526.9	23.4%
Net written premiums	2,349.4	2,092.2	1,708.0	257.3	12.3%	384.2	22.5%

Premiums earned	$2,215.4	$1,912.4	$1,638.6	$303.0	15.8%	$273.8	16.7%
Incurred losses and LAE	1,617.4	1,247.7	1,065.8	369.7	29.6%	181.9	17.1%
Commission and brokerage	320.9	303.5	267.4	17.4	5.7%	36.1	13.5%
Other underwriting expenses	335.5	280.1	228.7	55.4	19.8%	51.4	22.5%
Underwriting gain (loss)	$(58.4)	$81.1	$76.7	$(139.5)	(172.0)%	$4.4	5.8%

					Point Chg		Point Chg
Loss ratio	73.0%	65.2%	65.0%		7.8		0.2
Commission and brokerage ratio	14.5%	15.9%	16.3%		(1.4)		(0.4)
Other underwriting expense ratio	15.1%	14.7%	14.0%		0.4		0.7
Combined ratio	102.6%	95.8%	95.3%		6.8		0.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 15.2% to $3,200.6 million in 2020 compared to $2,777.5 million in 2019. This rise was related to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 12.3% to $2,349.4 million in 2020 compared to $2,092.2 million in 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 15.8% to $2,215.4 million in 2019 compared to $1,912.4 million in 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,544.9	69.7%		$4.5	0.2%		$1,549.4	69.9%
Catastrophes	68.0	3.1%		—	—%		68.0	3.1%
Total segment	$1,612.9	72.8%		$4.5	0.2%		$1,617.4	73.0%

2019
Attritional	$1,263.4	66.1%		$(16.4)	(0.9)%		$1,247.0	65.2%
Catastrophes	4.0	0.2%		(3.4)	(0.2)%		0.7	0.0%
Total segment	$1,267.5	66.3%		$(19.8)	(1.1)%		$1,247.7	65.2%

2018
Attritional	$1,084.8	66.2%		$(52.2)	(3.2)%		$1,032.6	63.0%
Catastrophes	43.1	2.6%		(9.9)	(0.6)%		33.2	2.0%
Total segment	$1,127.9	68.8%		$(62.1)	(3.8)%		$1,065.8	65.0%

Variance 2020/2019
Attritional	$281.5	3.6	pts	$20.9	1.1	pts	$302.4	4.7	pts
Catastrophes	64.0	2.9	pts	3.4	0.2	pts	67.3	3.1	pts
Total segment	$345.4	6.5	pts	$24.3	1.3	pts	$369.7	7.8	pts

Variance 2019/2018
Attritional	$178.6	(0.1)	pts	$35.8	2.3	pts	$214.5	2.2	pts
Catastrophes	(39.1)	(2.4)	pts	6.5	0.4	pts	(32.6)	(2.0)	pts
Total segment	$139.6	(2.5)	pts	$42.3	2.7	pts	$181.9	0.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 29.6% to $1,617.4 million in 2020 compared to $1,247.7 million in 2019. The increase was mainly due to a rise of $281.5 million in current year attritional losses, primarily related to $104.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $64.0 million in current year catastrophe losses. The current year catastrophe losses of $68.0 million in 2020 related to Hurricane Laura ($18.5 million), Hurricane Sally ($15.9 million), the 2020 U.S. Civil Unrest ($10.4 million), Hurricane Zeta ($8.0 million), the Nashville tornadoes ($5.5 million), the Derecho storms ($3.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.2 million) and Hurricane Delta ($2.0 million). The $4.0 million of current year catastrophe losses in 2019 related primarily to Hurricane Dorian ($4.0 million).

Incurred losses and LAE increased by 17.1% to $1,247.7 million in 2019 compared to $1,065.8 million in 2018, mainly due to an increase of $178.6 million in current year attritional losses, related to the impact of the increase in premiums earned and $35.8 million less of favorable development on prior years attritional losses. These impacts were partially offset by a decrease of $39.1 million in current year catastrophe losses. The current year catastrophe losses of $4.0 million in 2019 are outlined above. The $43.1 million of current year catastrophe losses in 2018 related primarily to Hurricane Michael ($24.0 million), Hurricane Florence ($9.5 million), the U.S. winter storms ($7.1 million), other 2018 California wildfires ($1.5 million) and Australia hailstorm ($1.0 million).

Segment Expenses. Commission and brokerage increased by 5.7% to $320.9 million in 2020 compared to $303.5 million in 2019. The increase in 2019 was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $335.5 million in 2020 compared to $280.1 million in 2019. The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2020, we had reinsurance reserves of $12,034.2 million, of which $217.7 million were loss reserves for A&E liabilities, and insurance loss reserves of $4,364.8 million. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Reinsurance Receivables. We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences. Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances. Such reinsurance does not relieve us of our obligation to our policyholders. In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance. In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets’ reinsurance mechanisms, are generally required to secure their obligations. We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

The allowance is estimated as the amount of reinsurance receivable exposed to loss multiplied by estimated factors for the probability of default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance receivable considers the current economic environment as well as macroeconomic scenarios.

As of December 31, 2020, and 2019, the reserve for uncollectible balances was $17.2 million and $15.0 million, respectively. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 11 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2020	2019	2018
Reinsurance	$1,774.4	$1,424.5	$1,362.9
Insurance	—	—	—
Total	$1,774.4	$1,424.5	$1,362.9

(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets. Our equity securities are all carried at fair value, as of January 1, 2018, due to the adoption of ASU 2016-01. Most securities we own are traded on national exchanges where market values are readily available. Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates. We hold some privately placed securities, less than 7% of the portfolio, that are either valued by investment advisors or the Company. In some instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. The Company has procedures in place to review the values received from its investment advisors. At December 31, 2020 and 2019, our investment portfolio included $1,764.5 million and $1,510.6 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting. We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2020, we had unrealized gains, net of tax, of $724.2 million compared to unrealized gains, net of tax, of $304.4 million at December 31, 2019. Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets. Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss). Market value declines for the fixed income portfolio, which are considered credit related, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses. We consider many factors when determining whether a market value decline is credit related, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

Financial Condition

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $25,461.6 million at December 31, 2020, an increase of $4,713.1 million compared to $20,748.5 million at December 31, 2019. This increase was primarily the result of $2,873.6 million of cash flows from operations, $979.4 million of proceeds from the issuance of senior notes, $465.2 million of pre-tax unrealized appreciation, $310.0 million of proceeds from Federal Home Loan Bank (“FHLB”) borrowings, $239.9 million in fair value re-measurements, $194.6 million of unsettled securities, $180.0 million due to fluctuations in foreign currencies and $103.8 million in equity adjustments of our limited partnership investments, partially offset by $249.1 million paid out in dividends to shareholders and repurchases of 1.0 million common shares for $200.0 million.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in fixed maturities with an average credit quality of Aa3. This global fixed maturity securities portfolio is externally managed by independent, professional investment managers using portfolio guidelines approved by internal management.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At December 31, 2020, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 76% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2020		2019
Fixed maturities, market value	$20,040.2	78.7%	$16,824.9	81.1%
Fixed maturities, fair value	—	—%	5.8	-
Equity securities, fair value	1,472.2	5.8%	931.5	4.5%
Short-term investments	1,135.0	4.5%	414.7	2.0%
Other invested assets	2,012.6	7.9%	1,763.5	8.5%
Cash	801.7	3.1%	808.0	3.9%
Total investments and cash	$25,461.6	100.0%	$20,748.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2020	2019
Fixed income portfolio duration (years)	3.6	3.5
Fixed income composite credit quality	Aa3	A1
Imbedded end of period yield, pre-tax	3.0%	3.4%
Imbedded end of period yield, after-tax	2.6%	3.0%

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,994.6 million at December 31, 2020 and $1,763.5 million at December 31, 2019. At December 31, 2020, $699.7 million, or 35.1%, was receivable from Mt. Logan Re collateralized segregated accounts and $211.6 million, or 10.6%, was receivable from Munich Re. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $16,399.0 million and $13,611.3 million at December 31, 2020 and 2019, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,092.7	$6,723.8	$11,816.5	72.1%
Insurance	1,282.1	3,082.6	4,364.8	26.6%
Total excluding A&E	6,374.8	9,806.4	16,181.3	98.7%
A&E	184.0	33.8	217.7	1.3%
Total including A&E	$6,558.8	$9,840.2	$16,399.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2019
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,050.5	$4,839.4	$9,889.9	72.7%
Insurance	1,090.4	2,373.2	3,463.6	25.4%
Total excluding A&E	6,140.9	7,212.5	13,353.4	98.1%
A&E	203.4	54.5	257.9	1.9%
Total including A&E	$6,344.3	$7,267.0	$13,611.3	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2020
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
Reinsurance	$11,816.5	-11.9%	$10,408.1	11.9%	$13,224.9
Insurance	4,364.8	-13.7%	3,765.4	13.7%	4,964.1
Total Gross Reserves (excluding A&E)	16,181.3	-11.0%	14,409.2	11.0%	17,953.3
A&E (All Segments)	217.7	-13.7%	187.9	13.7%	247.6
Total Gross Reserves	$16,399.0	-10.9%	14,613.4	10.9%	18,184.6

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

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 11.9% to minus 13.7% for the low range and from plus 11.9% to plus 13.7% for the high range. Both the higher and lower ranges are associated with the Insurance segment. The size of the range is dependent upon the level of confidence associated with the outcome. Within each range, management’s best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges

Additional losses, including those relating to latent injuries, and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by us or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on our future financial condition, results of operations and cash flows.

Asbestos and Environmental Exposures. A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes the outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Gross reserves	$219.3	$257.9	$347.5
Reinsurance receivable	(21.1)	(29.2)	(86.0)
Net reserves	$198.3	$228.7	$261.5

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at December 31, 2020, we had net asbestos loss reserves of $194.1 million, or 97.9%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.2 years at December 31, 2020. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $9,726.2 million as of December 31, 2020 from $9,132.9 million as of December 31, 2019. This increase was the result of $514.2 million of net income, $419.7 million of unrealized appreciation on investments net of tax, $86.3 million of net foreign currency translation adjustments, $25.6 million of share-based compensation transactions and $0.7 million of net benefit plan obligation adjustments, net of tax, partially offset by $249.1 million of shareholder dividends, the repurchase of 970,892 common shares for $200.0 million and $4.2 million of cumulative adjustment from the adoption of ASU 2016-13.

Our shareholders’ equity increased to $9,132.9 million as of December 31, 2019 from $7,860.8 million as of December 31, 2018. This increase was the result of $1,009.5 million of net income, $483.8 million of unrealized appreciation on investments net of tax, $30.9 million of share-based compensation transactions and $14.0 million of net foreign currency translation adjustments, partially offset by $234.3 million of shareholder dividends, the repurchase of 114,633 common shares for $24.6 million and $7.1 million of net benefit plan obligation adjustments, net of tax.

Liquidity and Capital Resources

Capital. Shareholders’ equity at December 31, 2020 and December 31, 2019 was $9,726.2 million and $9,132.9 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2020 (3)	2019 (3)	2020	2019
Regulatory targeted capital	$-	$2,061.1	$2,489.8	$2,001.2
Actual capital	$2,944.5	$3,197.4	$5,276.0	$3,739.1

(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(3) The 2020 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2020 actual capital will exceed the targeted capital level.

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

In 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $249.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. During 2019, we repurchased 114,633 shares for $24.6 million in the open market and paid $234.3 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of December 31, 2020, we had repurchased 29.6 million shares under this authorization.

We also repurchased $13.2 million of our long-term subordinated notes in 2020. We recognized a realized gain of $2.5 million on the repurchase. We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

On October 7, 2020, we issued an additional $1,000.0 million of 30 year senior notes with an interest coupon rate of 3.5%. These senior notes will mature on October 15, 2050 and will pay interest semi-annually.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2,873.6 million, $1,852.0 million and $610.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, these cash flows reflected net tax recoveries of $169.7 million, $148.6 million and $65.1 million in for the years ended December 31, 2020, 2019 and 2018, respectively, as well as net catastrophe loss payments of $661.5 million, $868.8 million, and $1,125.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2020 and December 31, 2019, we held cash and short-term investments of $1,936.6 million and $1,222.7 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2020, we had $1,374.7 million of available for sale fixed maturity securities maturing within one year or less, $6,774.8 million maturing within one to five years and $6,061.7 million maturing after five years. Our $1,472.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At December 31, 2020 we had $816.9 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $941.7 million of pre-tax unrealized appreciation and $124.8 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2020, was $6,391.0 million. As of December 31, 2020, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2020 and 2019, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At December 31, 2020, the Group Credit Facility had $164.2 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two. At December 31, 2019, the Group Credit Facility had $33.7 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393.0 million (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2020 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2020, was $6,528.0 million. As of December 31, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

At December 31, 2020 and 2019, Everest International Credit Facility had £52.2 million and £47.0 outstanding letters of credit, respectively.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.8 million and $0.4 million for December 31, 2020 and 2019, respectively.

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2020, Everest Re had admitted assets of approximately $16,840.7 million which provides borrowing capacity of up to approximately $1,684.1 million. As of December 31, 2020, Everest Re had $310.0 million of outstanding borrowings through its FHLB borrowing capacity. The $310.0 million of collateralized borrowings have interest payable at a rate of 0.35%.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 6.7% of its December 31, 2020 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a wind event affecting the Southeastern United States, where we estimate we have a PML exposure, net of third party reinsurance, of $925 million. See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $648.0 million. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Information Technology. Everest’s information technology is a key component of its business operations. Information technology systems and services are hosted at public and private cloud service providers across multiple datacenters with processing performed at the office locations of our operating subsidiaries and branches. In addition, our mainframe processing is performed by a third-party vendor at a separate location. We have implemented security procedures, and regularly assess and enhance our security protocols, to ensure that our key business systems are protected, secured and backed up at off-site locations so that they can be restored promptly if necessary. We have business continuity plans and disaster recovery plans along with periodic testing of those plans to ensure we are capable of providing uninterrupted technology services in the event of major systems outages with alternative secure datacenters available in case of broader outages.

Our business operations depend on the proper functioning and availability of our information technology platform, which includes data processing and related electronic communications. We communicate electronically internally and externally with our brokers, program managers, clients, third-party vendors, regulators, and others. These communications and the data we handle may include personal, confidential or proprietary information. We ensure that all our systems, data and electronic transmissions are appropriately protected with the latest technology safeguards and meet regulatory standards.

Despite these safeguards, a significant cyber incident, including system failure, security breach and disruption by malware or other damage could interrupt or delay our operations and possibly our results. This type of incident may result in a violation of applicable data security, privacy, or other laws, damage our reputation, cause a loss of customers or give rise to regulatory scrutiny as well as monetary fines and other penalties. Management is not aware of a cybersecurity incident that has had a material impact on our operations.

Contractual Obligations. The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Senior notes	$1,400.0	$—	$—	$—	$1,400.0
Long term notes	225.4	—	—	—	225.4
Interest expense (1)	1,796.7	60.7	121.4	121.4	1,493.3
Employee benefit plans	51.4	2.8	4.3	4.8	39.5
Operating lease agreements	220.9	18.5	41.2	36.9	124.3
Gross reserve for losses and LAE (2)	16,399.0	5,018.8	5,181.2	2,485.9	3,713.1
Total	$20,093.5	$5,100.8	$5,348.1	$2,649.0	$6,995.6

(Some amounts may not reconcile due to rounding.)

(1) Interest expense on long term notes is calculated at the variable floating rate of 2.6% as of December 31, 2020.

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

Dividends.

During 2020, 2019 and 2018, we declared and paid common shareholder dividends of $249.1 million, $234.3 million and $216.2 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2020, 2019 and 2018, Everest Re paid dividends to Holdings of $0.0 million, $300.0 million and $0.0 million, respectively, and EGS paid dividends to Holdings of $0.0 million, $0.0 million and $90.0 million, respectively. For the years ended December 31, 2020, 2019 and 2018, Bermuda Re paid dividends to Group of $650.0 million, $600.0 million and $750.0 million, respectively; Everest International paid dividends to Group of $0.0 million, $0.0 million and $200.0 million, respectively; and Mt. Logan Re paid no dividends to Group. See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.

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

Accounting for Long Duration Contracts. In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts. The main provisions of this guidance address the following: 1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance was originally effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. However, FASB issued ASU 2019-09 in November 2019 and then ASU-2020-11 in November 2021, which ultimately defers the effective date of ASU 2018-12 until annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The new guidance requires the carrying value of assets measured at amortized cost, including reinsurance and premiums receivables to be presented as the net amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). The allowance reflects expected credit losses of the financial asset which considers available information using a combination both historical information, current market conditions and reasonable and supportable forecasts. For available-for-sale debt securities, the guidance modified the previous other than temporary impairment model, now requiring an allowance for estimated credit related losses rather than a permanent impairment, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, on a modified retrospective basis. The adoption resulted in a cumulative reduction of $4,214 thousand in retained earnings, net of tax, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of investments is adjusted periodically, consistent with our current and projected operating results and market conditions. The fixed maturity securities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, we have invested in equity securities.

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

Interest Rate Risk. Our $25.5 billion investment portfolio at December 31, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,263.2 million of mortgage-backed securities in the $20,040.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,135.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2020
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$22,618.8	$21,897.0	$21,175.1	$20,453.3	$19,731.4
Market/Fair Value Change from Base (%)	6.8%	3.4%	-%	(3.4)%	(6.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,264.4	$632.2	$-	$(632.2)	$(1,264.4)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2019
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$18,472.7	$17,859.1	$17,245.5	$16,631.9	$18,018.3
Market/Fair Value Change from Base (%)	7.1%	3.6%	0.0%	(3.6)%	(7.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,088.5	$544.3	$-	$(544.3)	$(1,088.5)

We had $16,399.0 million and $13,611.3 million of gross reserves for losses and LAE as of December 31, 2020 and 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.2 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $13.0 billion, representing approximately 61.6% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,177.8	$1,325.0	$1,472.2	$1,619.5	$1,766.7
After-tax Change in Fair/Market Value	$(234.0)	$(117.0)	$-	$117.0	$234.0

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$745.2	$838.3	$931.5	$1,024.6	$1,117.7
After-tax Change in Fair/Market Value	$(153.6)	$(76.8)	$-	$76.8	$153.6

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(605.8)	$(302.9)	$-	$302.9	$605.8

	Change in Foreign Exchange Rates in Percent
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(513.2)	$(256.6)	$-	$256.6	$513.2

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2021 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2020 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

EVEREST RE GROUP, LTD.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	March 1, 2021
Mark Kociancic

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2021
Keith T. Shoemaker

/S/ JOSEPH V. TARANTO	Chairman	March 1, 2021
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	March 1, 2021
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2021
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	March 1, 2021
John A. Graf

/S/ MERYL HARTZBAND	Director	March 1, 2021
Meryl Hartzband

/S/ GERALDINE LOSQUADRO	Director	March 1, 2021
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	March 1, 2021
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2021
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1

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

4.	4

Fifth Supplemental Indenture relating to Holdings $1,000.0 million 3.5% Senior Notes due October 15, 2050, dated October 7, 2020, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 7, 2020

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

*10.	19

Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 6, 2017

10.	20

Amendment of Standby Letter of Credit, dated May 17, 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, herein by reference to Exhibit 10.1 to Everest Re Group, Ltd., Form 10-Q filed on August 9, 2017

*10.	21

Employment agreement between Everest Re Group, Ltd., and Jonathan Zaffino dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017

*10.	22

Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on November 20, 2017

10.	23

Bye-Law waiver agreement between Everest Re Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Re Group, Ltd., Form 8-K filed on December 4, 2017

10.	24

Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2018

10.	25

Amendment of Standby Letter of Credit, dated November 9, 2018, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £30.0 million four year credit facility, incorporated herein by reference to exhibit 10.33 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2019

10.	26

Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to exhibit 10.34 to the Everest Re Group, Ltd., Form 10-K filed on March 1, 2019

*10.	27	Employment agreement between Everest Re Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Re Group Ltd. Form 8-K filed on August 8, 2019.

10.	28

Amendment of Standby Letter of Credit, dated November 7, 2019, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £47.0 million four year credit facility, incorporated herein by reference to Exhibit 10.30 to the Everest Re Group, Ltd. Form 10-K filed on March 2, 2020

10.	29

Amendment of Committed Facility Letter, dated December 31, 2019, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.31 to the Everest Re Group, Ltd. Form 10-K filed on March 2, 2020

10.	30	Everest Re Group, Ltd. 2020 Stock Incentive Plan for employees is incorporated herein by reference to Appendix A of the 2021 Proxy Statement filed on April 9, 2021

10.	31

Amendment of Standby Letter of Credit, dated May 7, 2020 between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £52.175 million four year credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 10-Q filed on August 10, 2020

10.	32	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2020

10.	33	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2020

10.	34	Amendment of Committed Facility Letter, dated December 9, 2020 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, filed herewith

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Juan C. Andrade, filed herewith

31.	2	Section 302 Certification of Mark Kociancic, filed herewith

32.	1	Section 906 Certification of Juan C. Andrade and Mark Kociancic, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2020 and 2019		F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2020, 2019 and 2018	F-6

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2020, 2019 and 2018	F-7

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2020, 2019 and 2018	F-8

Notes to Consolidated Financial Statements		F-9

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2020	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2020 and 2019	S-2

	Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	S-3

	Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	S-4
	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information As of and for the Years Ended
	December 31, 2020, 2019 and 2018	S-6

IV	Reinsurance for the Years Ended December 31, 2020, 2019 and 2018	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Everest Re Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Everest Re Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2020 was $16.4 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are the significant judgment by management when developing their estimate; this in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures and evaluating the audit evidence relating to the methodologies and the significant assumptions related to expected loss ratios and historical trends, such as reserving patterns, loss payments and product mix, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of methodologies and development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in performing procedures for a sample of products and lines of business including: (i) evaluating management’s methodologies and assumptions related to expected loss ratios and historical trends, such as, reserving patterns, loss payment and product mix used for determining reserves for losses and loss adjustment expenses; and (ii) developing an independent estimate of the reserve for losses and loss adjustment expenses and comparing the independent estimate to management’s actuarially determined reserves.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2021

We have served as the Company’s or its predecessor's auditor since 1996.

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2020	2019
ASSETS:
Fixed maturities - available for sale, at market value	$20,040,173	$16,824,944
(amortized cost: 2020, $19,225,067; 2019, $16,473,491, credit allowances: 2020, $(1,745); 2019, $0)
Fixed maturities - available for sale, at fair value	-	5,826
Equity securities, at fair value	1,472,236	931,457
Short-term investments (cost: 2020, $1,135,088; 2019, $414,639)	1,134,950	414,706
Other invested assets (cost: 2020, $2,012,581; 2019, $1,763,531)	2,012,581	1,763,531
Cash	801,651	808,036
Total investments and cash	25,461,591	20,748,500
Accrued investment income	141,304	116,804
Premiums receivable	2,680,562	2,259,088
Reinsurance receivables	1,994,555	1,763,471
Funds held by reinsureds	716,655	489,901
Deferred acquisition costs	622,053	581,863
Prepaid reinsurance premiums	412,015	445,716
Income taxes	17,253	305,711
Other assets	742,369	612,997
TOTAL ASSETS	$32,788,357	$27,324,051

LIABILITIES:
Reserve for losses and loss adjustment expenses	$16,398,997	$13,611,313
Future policy benefit reserve	37,723	42,592
Unearned premium reserve	3,501,359	3,056,735
Funds held under reinsurance treaties	15,807	10,668
Other net payable to reinsurers	294,347	291,660
Losses in course of payment	127,971	51,950
Senior notes due 6/1/2044	397,194	397,074
Senior notes due 10/15/2050	979,524	-
Long term notes due 5/1/2067	223,674	236,758
Borrowings from FHLB	310,000	-
Accrued interest on debt and borrowings	10,460	2,878
Unsettled securities payable	206,693	30,650
Other liabilities	558,432	458,848
Total liabilities	23,062,181	18,191,126

Commitments and contingencies (Note 15)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2020) 69,620
and (2019) 69,464 outstanding before treasury shares	696	694
Additional paid-in capital	2,245,301	2,219,660
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $80,451 at 2020 and $30,996 at 2019	534,899	28,152
Treasury shares, at cost; 29,636 shares (2020) and 28,665 shares (2019)	(3,622,172)	(3,422,152)
Retained earnings	10,567,452	10,306,571
Total shareholders' equity	9,726,176	9,132,925
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,788,357	$27,324,051

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
REVENUES:
Premiums earned	$8,681,513	$7,403,686	$6,931,699
Net investment income	642,465	647,139	581,183
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(1,745)	-	-
Other-than-temporary impairments on fixed maturity securities	-	(20,899)	(8,110)
Other net realized capital gains (losses)	269,394	205,903	(119,026)
Total net realized capital gains (losses)	267,649	185,004	(127,136)
Other income (expense)	6,487	(4,660)	(24,251)
Total revenues	9,598,114	8,231,169	7,361,495

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	6,550,837	4,922,898	5,651,403
Commission, brokerage, taxes and fees	1,873,250	1,703,726	1,519,030
Other underwriting expenses	511,237	440,899	371,541
Corporate expenses	41,118	32,966	30,672
Interest, fees and bond issue cost amortization expense	36,323	31,693	31,031
Total claims and expenses	9,012,765	7,132,182	7,603,677

INCOME (LOSS) BEFORE TAXES	585,349	1,098,987	(242,182)
Income tax expense (benefit)	71,198	89,526	(331,223)

NET INCOME (LOSS)	$514,151	$1,009,461	$89,041

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	423,210	496,430	(255,656)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(3,476)	(12,613)	27,496
Total URA(D) on securities arising during the period	419,734	483,817	(228,160)

Foreign currency translation adjustments	86,327	14,030	(76,816)

Benefit plan actuarial net gain (loss) for the period	(5,615)	(12,591)	(510)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,300	5,453	5,021
Total benefit plan net gain (loss) for the period	685	(7,138)	4,511
Total other comprehensive income (loss), net of tax	506,746	490,709	(300,465)

COMPREHENSIVE INCOME (LOSS)	$1,020,897	$1,500,170	$(211,424)

EARNINGS PER COMMON SHARE:
Basic	$12.81	$24.77	$2.18
Diluted	12.78	24.70	2.17

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2020	2019	2018

COMMON SHARES (shares outstanding):
Balance, January 1	40,798,963	40,651,148	40,835,272
Issued during the period, net	155,410	262,448	158,055
Treasury shares acquired	(970,892)	(114,633)	(342,179)
Balance, December 31	39,983,481	40,798,963	40,651,148

COMMON SHARES (par value):
Balance, January 1	$694	$692	$691
Issued during the period, net	2	2	1
Balance, December 31	696	694	692

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,219,660	2,188,777	2,165,768
Share-based compensation plans	25,641	30,883	23,009
Balance, December 31	2,245,301	2,219,660	2,188,777

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	28,152	(462,557)	(160,891)
Change to beginning balance due to adoption of ASU 2016-01	-	-	(1,201)
Net increase (decrease) during the period	506,746	490,709	(300,465)
Balance, December 31	534,899	28,152	(462,557)

RETAINED EARNINGS:
Balance, January 1	10,306,571	9,531,433	9,657,412
Change to beginning balance due to adoption of ASU 2016-01	-	-	1,201
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	(4,214)	-	-
Net income (loss)	514,151	1,009,461	89,041
Dividends declared ($6.20 per share 2020, $5.75 per share 2019 and $5.30 per share 2018)	(249,056)	(234,322)	(216,221)
Balance, December 31	10,567,452	10,306,571	9,531,433

TREASURY SHARES AT COST:
Balance, January 1	(3,422,152)	(3,397,548)	(3,322,244)
Purchase of treasury shares	(200,020)	(24,604)	(75,304)
Balance, December 31	(3,622,172)	(3,422,152)	(3,397,548)

TOTAL SHAREHOLDERS' EQUITY, December 31	$9,726,176	$9,132,925	$7,860,797

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$514,151	$1,009,461	$89,041
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(387,123)	(62,018)	(382,987)
Decrease (increase) in funds held by reinsureds, net	(219,321)	(56,722)	(153,627)
Decrease (increase) in reinsurance receivables	(150,753)	67,444	(511,592)
Decrease (increase) in income taxes	239,883	237,479	(265,065)
Decrease (increase) in prepaid reinsurance premiums	55,334	(95,207)	(65,925)
Increase (decrease) in reserve for losses and loss adjustment expenses	2,627,813	402,380	1,377,711
Increase (decrease) in future policy benefit reserve	(4,869)	(4,186)	(4,236)
Increase (decrease) in unearned premiums	404,049	521,709	542,023
Increase (decrease) in other net payable to reinsurers	(24,163)	66,477	12,276
Increase (decrease) in losses in course of payment	74,759	(33,557)	123,209
Change in equity adjustments in limited partnerships	(103,772)	(108,332)	(102,052)
Distribution of limited partnership income	122,326	81,300	84,623
Change in other assets and liabilities, net	(95,968)	(54,176)	(322,107)
Non-cash compensation expense	39,209	34,018	32,369
Amortization of bond premium (accrual of bond discount)	49,673	30,936	29,272
Net realized capital (gains) losses	(267,649)	(185,004)	127,136
Net cash provided by (used in) operating activities	2,873,579	1,852,002	610,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,586,405	2,302,299	1,973,652
Proceeds from fixed maturities sold - available for sale, at market value	1,945,867	3,280,237	3,148,428
Proceeds from fixed maturities sold - available for sale, at fair value	4,907	2,917	1,751
Proceeds from equity securities sold, at fair value	376,347	283,965	1,199,409
Distributions from other invested assets	309,912	284,558	3,102,018
Cost of fixed maturities acquired - available for sale, at market value	(7,189,301)	(6,613,917)	(5,909,504)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,243)	(4,381)
Cost of equity securities acquired, at fair value	(637,082)	(329,417)	(921,937)
Cost of other invested assets acquired	(557,473)	(425,438)	(3,370,455)
Net change in short-term investments	(717,527)	(167,290)	455,350
Net change in unsettled securities transactions	194,574	(26,163)	46,048
Net cash provided by (used in) investing activities	(3,683,371)	(1,412,492)	(279,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(13,566)	(3,134)	(8,157)
Purchase of treasury shares	(200,020)	(24,604)	(75,304)
Dividends paid to shareholders	(249,097)	(234,322)	(216,221)
Proceeds from issuance of senior notes	979,417	-	-
Cost of debt repurchase	(10,647)	-	-
FHLB advances (repayments)	310,000	-	-
Cost of shares withheld on settlements of share-based compensation awards	(15,908)	(13,627)	(16,912)
Net cash provided by (used in) financing activities	800,220	(275,687)	(316,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,187	(11,882)	7,174

Net increase (decrease) in cash	(6,385)	151,941	21,028
Cash, beginning of period	808,036	656,095	635,067
Cash, end of period	$801,651	$808,036	$656,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(169,748)	$(148,585)	(65,064)
Interest paid	28,415	31,689	30,447

NON-CASH TRANSACTIONS:
Reclassification of investment balances due to prospective consolidation of private placement liquidity sweep facility effective July 1, 2018

Fixed maturities - available for sale, at market value	$-	$-	$143,656
Short-term investments	-	-	243,864
Other invested assets	-	-	(387,520)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

B. Investments.

Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets, since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities. The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

C. Allowance for Receivable Balances.

Effective January 1, 2020, the Company adopted the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance receivable balances and establishes an allowance for estimated uncollectible amounts. Prior to the adoption of CECL, an allowance for doubtful accounts was estimated on the basis of periodic evaluations of balances due from third parties, considering historical collection experience, solvency and current economic conditions.

Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders/ cedants. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. For these balances, the allowance is estimated based on recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during 2020, the Company increased the expected loss factors used to estimate the allowance based on collection experience during past moderate and severe recessions as well as experience during periods when we provided policyholders additional time to make premiums payments.

A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.

In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the allowance for loss within a deductible and retrospectively-rated policy premiums. The ultimate impact to the Company’s financial statements from the COVID-19 pandemic could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records total credit loss expenses related to premiums receivable in other underwriting expenses and records credit loss expenses related to deductibles through losses incurred

The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

The allowance is estimated as the amount of reinsurance receivable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance receivable exposed is the amount of reinsurance receivable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance receivable considers the current economic environment as well as macroeconomic scenarios.

The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact to the Company's financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records credit loss expenses related to reinsurance receivable in losses and loss adjustment expenses. Write-offs of reinsurance receivable and any related allowance are recorded in the period in which the balance is deemed uncollectible.

Allowances are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Reinsurance receivables and premium receivables	$41,357	$25,605

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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Deferred acquisition costs	$1,873,250	$1,703,726	$1,519,030

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

H. Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2020 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

I. Income Taxes.

Holdings and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Foreign subsidiaries and branches of subsidiaries file local tax returns as required. Group and subsidiaries not included in Holdings’ consolidated tax return file separate company U.S. federal income tax returns as required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Net income (loss) per share:
Numerator
Net income (loss)	$514,151	$1,009,461	$89,041
Less: dividends declared-common shares and nonvested common shares	(249,056)	(234,322)	(216,221)
Undistributed earnings	265,094	775,139	(127,180)
Percentage allocated to common shareholders (1)	98.7%	98.9%	99.0%
	261,770	766,386	(125,848)
Add: dividends declared-common shareholders	246,054	231,796	214,088
Numerator for basic and diluted earnings per common share	$507,824	$998,182	$88,239

Denominator
Denominator for basic earnings per weighted-average common shares	39,656	40,291	40,388
Effect of dilutive securities:
Options	77	129	198
Denominator for diluted earnings per adjusted weighted-average common shares	39,734	40,420	40,586

Per common share net income (loss)
Basic	$12.81	$24.77	$2.18
Diluted	$12.78	$24.70	$2.17

(1) Basic weighted-average common shares outstanding	39,656	40,291	40,388
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	40,160	40,751	40,816
Percentage allocated to common shareholders	98.7%	98.9%	99.0%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2020, 2019 and 2018.

All outstanding options expire on or between February 24, 2021 and September 19, 2022.

L. Segmentation.

With recent changes in executive management and organizational structure, the Company manages its reinsurance and insurance operations as autonomous units and key strategic decisions are based on the aggregate operating results and projections for these segments of business. Accordingly, effective January 1, 2020, the Company revised it reporting segments to Reinsurance Operations and Insurance Operations. This replaces the previous reported segments of U.S. Reinsurance, International (reinsurance), Bermuda (reinsurance) and Insurance. The prior year presented segment information has been reformatted to reflect this change. See also Note 17.

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

O. Application of Recently Issued Accounting Guidance.

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

Accounting for Long Duration Contracts. In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts. The main provisions of this guidance address the following: 1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance was originally effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. However, FASB issued ASU 2019-09 in November 2019 and then ASU 2020-11 in November 2021, which ultimately defers the effective date of ASU 2018-12 until annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The new guidance requires the carrying value of assets measured at amortized cost, including reinsurance and premiums receivables to be presented as the net amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). The allowance reflects expected credit losses of the financial asset which considers available information using a combination both historical information, current market conditions and reasonable and supportable forecasts. For available-for-sale debt securities, the guidance modified the previous other than temporary impairment model, now requiring an allowance for estimated credit related losses rather than a permanent impairment, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, on a modified retrospective basis. The adoption resulted in a cumulative reduction of $4,214 thousand in retained earnings, net of tax, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

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

2. INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities. The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors. The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of December 31, 2020 in accordance with ASU 2016-13 guidance. The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance.

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325,156	$-	$49,084	$(7,134)	$1,367,106
Obligations of U.S. states and political subdivisions	543,895	-	34,654	(1,254)	577,295
Corporate securities	6,824,800	(1,220)	380,677	(55,231)	7,149,026
Asset-backed securities	2,540,809	-	30,691	(5,698)	2,565,802
Mortgage-backed securities
Commercial	915,923	-	75,275	(895)	990,303
Agency residential	2,206,139	-	64,663	(3,063)	2,267,739
Non-agency residential	5,187	-	9	(2)	5,194
Foreign government securities	1,565,260	(22)	102,587	(22,450)	1,645,375
Foreign corporate securities	3,297,898	(503)	204,023	(29,085)	3,472,333
Total fixed maturity securities	$19,225,067	$(1,745)	$941,663	$(124,812)	$20,040,173

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,489,660	$28,357	$(2,214)	$1,515,803	$-
Obligations of U.S. states and political subdivisions	507,353	29,651	(89)	536,915	-
Corporate securities	6,227,661	185,052	(37,767)	6,374,946	469
Asset-backed securities	892,373	6,818	(1,858)	897,333	-
Mortgage-backed securities
Commercial	814,570	31,236	(1,249)	844,557	-
Agency residential	2,173,099	36,361	(10,879)	2,198,581	-
Non-agency residential	5,723	-	(20)	5,703	-
Foreign government securities	1,492,315	47,148	(33,513)	1,505,950	71
Foreign corporate securities	2,870,737	107,999	(33,580)	2,945,156	447
Total fixed maturity securities	$16,473,491	$472,622	$(121,169)	$16,824,944	$987

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

	At December 31, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,365,793	$1,374,674	$1,456,960	$1,457,919
Due after one year through five years	6,529,189	6,774,785	6,757,107	6,869,359
Due after five years through ten years	4,414,211	4,751,903	3,471,370	3,609,816
Due after ten years	1,247,816	1,309,773	902,289	941,676
Asset-backed securities	2,540,809	2,565,802	892,373	897,333
Mortgage-backed securities:
Commercial	915,923	990,303	814,570	844,557
Agency residential	2,206,139	2,267,739	2,173,099	2,198,581
Non-agency residential	5,187	5,194	5,723	5,703
Total fixed maturity securities	$19,225,067	$20,040,173	$16,473,491	$16,824,944

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$465,192	$534,410
Fixed maturity securities, other-than-temporary impairment	-	(1,559)
Change in unrealized appreciation (depreciation), pre-tax	465,192	532,851
Deferred tax benefit (expense)	(45,458)	(49,149)
Deferred tax benefit (expense), other-than-temporary impairment	-	115
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$419,734	$483,817

The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$135,190	$(7,134)	$-	$-	$135,190	$(7,134)
Obligations of U.S. states and political subdivisions	19,524	(999)	4,059	(255)	23,583	(1,254)
Corporate securities	669,755	(26,159)	247,962	(29,072)	917,717	(55,231)
Asset-backed securities	235,566	(4,768)	85,595	(930)	321,161	(5,698)
Mortgage-backed securities
Commercial	53,511	(578)	6,592	(317)	60,103	(895)
Agency residential	434,447	(2,016)	50,353	(1,047)	484,800	(3,063)
Non-agency residential	185	(2)	-	-	185	(2)
Foreign government securities	114,755	(8,813)	150,812	(13,637)	265,567	(22,450)
Foreign corporate securities	354,548	(17,489)	115,595	(11,596)	470,143	(29,085)
Total fixed maturity securities	$2,017,481	$(67,958)	$660,968	$(56,854)	$2,678,449	$(124,812)

	Duration of Unrealized Loss at December 31, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$96,144	$(4,942)	$112,419	$(12,071)	$208,563	$(17,013)
Due in one year through five years	653,816	(32,469)	283,866	(21,319)	937,682	(53,788)
Due in five years through ten years	422,517	(19,392)	49,749	(2,034)	472,266	(21,426)
Due after ten years	121,295	(3,791)	72,394	(19,136)	193,689	(22,927)
Asset-backed securities	235,566	(4,768)	85,595	(930)	321,161	(5,698)
Mortgage-backed securities	488,143	(2,596)	56,945	(1,364)	545,088	(3,960)
Total fixed maturity securities	$2,017,481	$(67,958)	$660,968	$(56,854)	$2,678,449	$(124,812)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $2,678,449 thousand and $124,812 thousand, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.1% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $67,958 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential asset-backed securities. Of these unrealized losses, $63,424 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $56,854 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $33,533 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities	$542,363	$520,291	$465,793
Equity securities	18,776	19,505	25,327
Short-term investments and cash	5,012	17,619	14,395
Other invested assets
Limited partnerships	112,853	105,815	93,327
Other	1,699	14,117	16,960
Gross investment income before adjustments	680,703	677,347	615,802
Funds held interest income (expense)	12,754	13,271	6,300
Future policy benefit reserve income (expense)	(1,237)	(1,380)	(1,419)
Gross investment income	692,220	689,238	620,683
Investment expenses	(49,755)	(42,099)	(39,500)
Net investment income	$642,465	$647,139	$581,183

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

The Company had contractual commitments to invest up to an additional $1,594,446 thousand in limited partnerships and private placement loans at December 31, 2020. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

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

Starting in the third quarter of 2018, the Company consolidated its participation in the facility. As a result of the consolidation of the underlying investments of the facility, effective July 1, 2018, the Company reclassified $143,656 thousand from other invested assets to fixed maturity securities, available for sale, at market value and reclassified $243,864 thousand from other invested assets to short-term investments. As of December 31, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $627,958 thousand.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturity securities, market value:
Allowance for credit losses	$(1,745)	$-	$-
Other-than-temporary impairments	-	(20,899)	(8,110)
Gains (losses) from sales	(2,214)	28,025	(21,719)
Fixed maturity securities, fair value:
Gains (losses) from sales	(2,863)	355	(1,799)
Gains (losses) from fair value adjustments	1,944	1,808	1,506
Equity securities, fair value:
Gains (losses) from sales	(8,963)	4,148	(29,941)
Gains (losses) from fair value adjustments	278,461	165,200	(68,832)
Other invested assets	1,705	6,003	1,815
Short-term investments gain (loss)	1,324	364	(56)
Total net realized capital gains (losses)	$267,649	$185,004	$(127,136)

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2020
		Foreign	Foreign
	Corporate	Government	Corporate
	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(27,666)	(518)	(4,700)	(32,884)
Increases in allowance on previously
impaired securities	(6,136)	(28)	(481)	(6,645)
Decreases in allowance on previously
impaired securities	4,333	309	883	5,525
Reduction in allowance due to disposals	28,249	215	3,795	32,259

Balance as of December 31, 2020	$(1,220)	$(22)	$(503)	$(1,745)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Proceeds from sales of fixed maturity securities	$1,950,774	$3,283,154	$3,150,179
Gross gains from sales	79,609	63,721	33,996
Gross losses from sales	(84,686)	(35,341)	(57,514)

Proceeds from sales of equity securities	$376,347	$283,965	$1,199,409
Gross gains from sales	37,415	14,274	31,718
Gross losses from sales	(46,378)	(10,126)	(61,659)

Securities with a carrying value amount of $1,617,928 thousand at December 31, 2020 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross reserves beginning of period	$13,611,313	$13,119,090	11,884,321
Less reinsurance recoverables	(1,640,712)	(1,619,641)	(1,212,649)
Net reserves beginning of period	11,970,601	11,499,449	10,671,672

Incurred related to:
Current year	6,149,410	4,986,456	5,264,327
Prior years	401,427	(63,558)	387,076
Total incurred losses and LAE	6,550,837	4,922,898	5,651,403

Paid related to:
Current year	2,046,260	2,042,246	1,700,765
Prior years	2,080,816	2,460,825	3,011,175
Total paid losses and LAE	4,127,076	4,503,071	4,711,940

Foreign exchange/translation adjustment	160,944	51,325	(111,686)

Net reserves end of period	14,555,306	11,970,601	11,499,449
Plus reinsurance recoverables	1,843,691	1,640,712	1,619,641
Gross reserves end of period	$16,398,997	$13,611,313	13,119,090

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $6,149,410 thousand, $4,986,456 thousand and $5,264,327 thousand at December 31, 2020, 2019 and 2018, respectively. The increase in current year incurred losses from 2019 to 2020 was primarily due to an increase of $772,399 thousand in current year attritional losses primarily due to higher premiums earned, $511,056 thousand of losses related to COVID-19 in 2020, partially offset by a $120,500 thousand decline in current year catastrophe losses. The decrease in current year incurred losses in 2019 compared to 2018 was primarily due to $693,458 thousand of lower catastrophe losses in 2019 compared to 2018, partially offset by $415,585 thousand of additional attritional losses attributable to higher premiums earned in 2019 compared to 2018.

Incurred prior years losses increased by $401,427 thousand in 2020, decreased by $63,558 thousand in 2019 and increased by $387,076 thousand in 2018. The increase for 2020 primarily related to higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines, and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs.

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

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2019 is presented as supplementary information.

These tables present nine years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years. For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis. The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time. While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated. Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time. A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below. As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

Reinsurance – Casualty Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$917,560	$811,282	$712,407	$698,212	$682,333	$684,537	$689,068	$663,308	$641,893	43,700	N/A
2013		730,202	821,395	809,631	800,451	770,745	741,873	721,961	721,902	56,597	N/A
2014			780,730	820,870	828,341	805,087	763,611	740,786	753,967	72,825	N/A
2015				805,551	845,303	840,659	837,802	821,513	858,157	113,144	N/A
2016					818,293	895,558	892,576	887,698	963,300	195,650	N/A
2017						903,896	863,306	870,174	951,461	319,560	N/A
2018							1,356,788	1,354,279	1,431,276	639,205	N/A
2019								1,740,245	1,810,434	1,118,428	N/A
2020									1,963,469	1,497,536	N/A
									$10,095,859

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$42,576	99,763	182,550	278,492	358,953	429,165	509,020	543,688	555,736
2013		50,506	125,739	217,243	317,744	392,503	500,316	552,824	579,350
2014			58,833	124,433	216,441	307,587	434,450	511,143	557,209
2015				58,406	165,005	273,896	421,223	511,414	581,942
2016					94,154	196,746	333,163	441,325	558,379
2017						83,286	192,547	327,625	475,472
2018							159,215	299,369	465,181
2019								219,229	354,292
2020									194,704
									$4,322,265
All outstanding liabilities prior to 2012, net of reinsurance									940,597
Liabilities for claims and claim adjustment expenses, net of reinsurance									$6,714,191

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Casualty	9.5%	9.7%	12.9%	14.1%	12.4%	10.9%	8.4%	4.5%	1.9%

  Reinsurance – Property Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$1,625,024	1,311,752	1,188,304	1,187,096	1,181,200	1,174,224	1,162,252	1,181,653	1,184,476	7,419	N/A
2013		1,326,814	969,175	857,241	801,457	795,978	791,400	798,652	797,047	1,722	N/A
2014			1,388,249	1,230,656	1,080,269	987,401	987,230	988,193	980,449	3,325	N/A
2015				1,420,523	1,090,474	1,014,531	988,469	991,202	983,478	2,384	N/A
2016					1,730,936	1,557,262	1,593,116	1,587,145	1,564,702	20,676	N/A
2017						2,825,218	3,447,971	3,558,713	3,687,487	28,865	N/A
2018							2,684,311	2,559,953	2,561,852	121,379	N/A
2019								2,165,898	2,192,239	434,700	N/A
2020									2,487,352	1,341,994	N/A
									16,439,082

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$417,397	723,394	896,372	1,016,689	1,051,968	1,086,813	1,098,004	1,120,273	1,126,302
2013		394,228	567,616	670,369	728,570	749,345	759,925	768,490	770,215
2014			388,263	678,897	812,441	889,561	921,183	931,451	937,437
2015				390,284	633,428	792,018	876,356	905,281	926,388
2016					480,453	986,043	1,269,622	1,394,284	1,447,824
2017						835,042	2,207,048	2,775,818	3,161,267
2018							576,573	1,579,781	1,969,117
2019								770,686	1,250,409
2020									616,160
									12,205,119
All outstanding liabilities prior to 2012, net of reinsurance									105,209
Liabilities for claims and claim adjustment expenses, net of reinsurance									4,339,172

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Property	29.6%	31.3%	15.4%	9.2%	3.1%	1.9%	0.9%	1.2%	0.5%

Insurance – Casualty Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$349,724	351,529	347,068	348,262	353,395	344,008	346,983	351,444	353,945	11,283	15,780
2013		393,710	393,539	392,976	393,148	351,399	344,498	350,947	349,985	20,093	21,385
2014			431,323	457,296	454,827	460,888	397,334	398,153	399,048	38,361	25,221
2015				519,917	528,517	536,155	542,687	469,132	472,125	80,007	26,996
2016					554,253	552,192	581,273	617,051	554,621	138,312	31,673
2017						614,949	605,062	628,149	660,114	180,513	35,020
2018							708,808	715,008	754,053	275,213	34,884
2019								852,767	856,466	444,603	37,597
2020									990,982	649,288	26,068
									5,391,340

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,194	101,301	157,924	213,488	246,455	272,114	294,444	306,937	311,865
2013		33,314	117,046	176,326	224,633	260,223	285,873	303,786	310,928
2014			41,194	124,937	201,689	256,886	297,762	326,011	339,487
2015				44,317	134,761	218,990	292,115	353,445	382,748
2016					54,740	164,384	269,163	343,020	402,693
2017						53,922	172,476	281,500	381,442
2018							63,614	208,531	319,858
2019								72,399	235,087
2020									63,878
									2,747,987
All outstanding liabilities prior to 2012, net of reinsurance									224,752
Liabilities for claims and claim adjustment expenses, net of reinsurance									$2,868,104

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Casualty	8.5%	19.6%	17.0%	14.6%	10.8%	6.9%	4.9%	2.8%	1.4%

Insurance – Property Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$106,364	89,039	81,774	82,476	82,045	81,828	82,006	82,553	82,614	1	N/A
2013		112,083	98,206	91,336	92,224	92,313	92,473	92,328	91,895	29	N/A
2014			131,754	123,745	119,991	119,525	119,346	119,483	119,139	57	N/A
2015				173,062	153,031	144,084	146,934	144,923	146,630	286	N/A
2016					291,370	275,812	280,872	292,986	295,364	308	N/A
2017						498,359	502,935	496,583	499,724	6,358	N/A
2018							409,527	403,294	398,616	5,436	N/A
2019								349,177	352,038	14,100	N/A
2020									623,267	255,707	N/A
									2,609,287

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,506	81,798	80,496	81,777	81,918	81,708	81,847	82,483	82,613
2013		68,712	93,181	91,921	92,191	91,800	91,840	91,857	91,866
2014			81,853	116,090	118,278	118,271	118,606	118,726	118,801
2015				102,241	141,396	142,563	145,371	146,870	146,958
2016					162,916	250,073	272,583	290,476	293,457
2017						179,432	425,607	460,412	483,178
2018							245,944	359,452	379,937
2019								227,639	317,960
2020									293,269
									2,208,038
All outstanding liabilities prior to 2012, net of reinsurance									39
Liabilities for claims and claim adjustment expenses, net of reinsurance									$401,287

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Property	54.4%	33.2%	4.8%	3.6%	2.8%	-%	0.6%	0.4%	0.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2020
(Dollars in thousands)
Net outstanding liabilities
Reinsurance Casualty	$6,714,191
Reinsurance Property	4,339,172
Insurance Casualty	2,868,104
Insurance Property	401,287
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	14,322,754

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	399,865
Reinsurance Property	456,062
Insurance Casualty	818,701
Insurance Property	169,062
Total reinsurance recoverable on unpaid claims	1,843,691

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	194,111
Other	38,441
232,552

Total gross liability for unpaid claims and claim adjustment expense	$16,398,997

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

Certain reserves, including losses from widespread catastrophic events and COVID-19 related losses, cannot be estimated using traditional actuarial methods. These types of events are reserved for separately using a variety of statistical and actuarial techniques. We estimate losses for these types of events based on information derived from catastrophe models, quantitative and qualitative exposure analyses, reports and communications from ceding companies and development patterns for historically similar events, where available.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018
Gross basis:
Beginning of period reserves	$257,921	$347,495	$448,994
Incurred losses	1,540	2,070	(2,473)
Paid losses	(40,120)	(91,644)	(99,026)
End of period reserves	$219,341	$257,921	$347,495

Net basis:
Beginning of period reserves	$228,701	$261,456	$318,081
Incurred losses	(772)	-	-
Paid losses	(29,674)	(32,756)	(56,624)
End of period reserves	$198,255	$228,701	$261,456

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $1,994,555 thousand and $1,763,471 thousand at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, $699,734 thousand, or 35.1%, was receivable from Mt. Logan Re collateralized segregated accounts and $211,594 thousand, or 10.6% was receivable from Munich Reinsurance America, Inc. (“Munich Re”). No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of year	$42,592	$46,778	$51,014
Liabilities assumed	35	53	110
Adjustments to reserves	(1,113)	350	806
Benefits paid in the current year	(3,791)	(4,589)	(5,151)
Balance at end of year	$37,723	$42,592	$46,778

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At December 31, 2020, $1,330,224 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2019, $772,979 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2020 and 2019, respectively, of $784,746 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

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

In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services. The asset managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources. In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information or receive fair values from investment managers.

The composition and valuation inputs for the presented fixed maturities categories Level 1 and Level 2 are as follows:

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,367,106	$-	$1,367,106	$-
Obligations of U.S. States and political subdivisions	577,295	-	577,295	-
Corporate securities	7,149,026	-	6,447,534	701,492
Asset-backed securities	2,565,802	-	1,942,769	623,033
Mortgage-backed securities
Commercial	990,303	-	990,303	-
Agency residential	2,267,739	-	2,267,739	-
Non-agency residential	5,194	-	5,194	-
Foreign government securities	1,645,375	-	1,645,375	-
Foreign corporate securities	3,472,333	-	3,466,634	5,699
Total fixed maturities, market value	20,040,173	-	18,709,949	1,330,224

Equity securities, fair value	1,472,236	1,368,704	103,532	-

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2020.

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

In addition, $224,698 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2020 and 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2020				December 31, 2019
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$617,588	$153,641	$1,750	$772,979	$428,215	$-	$7,744	$435,959
Total gains or (losses) (realized/unrealized)
Included in earnings	1,216	681	(125)	1,772	4,937	-	(12)	4,925
Included in other comprehensive income (loss)	(1,115)	11,678	147	10,710	(20)	3,632	(110)	3,502
Purchases, issuances and settlements	84,840	457,033	3,814	545,687	179,761	150,009	(5,872)	323,898
Transfers in and/or (out) of Level 3	(1,037)	-	113	(924)	4,695	-	-	4,695
Ending balance	$701,492	$623,033	$5,699	$1,330,224	$617,588	$153,641	$1,750	$772,979

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(539)	$-	$-	$(539)	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	December 31, 2020		December 31, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$5,826	$5,826	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	(919)	(919)	2,163	2,163
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(4,907)	(4,907)	1,326	1,326
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$5,826	$5,826

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$1,795	$1,795

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $(924) thousand and $4,695 thousand as of December 31, 2020 and 2019, respectively. The transfers during 2020 were previously priced by investment managers and were subsequently priced using a recognized pricing service as of December 31, 2020. The transfers during 2019 were related to securities that were previously priced using a recognized pricing service and were subsequently priced by investment managers as of December 31, 2019.

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Common Stock
Balance, beginning of period	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	9,877	-
Transfers in and/or (out) of Level 3	(9,877)	-
Balance, end of period	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9,877) thousand for 2020. The transfer of ($9,877) thousand was related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost originally and was subsequently priced based upon the book value of the underlying private entity as of December 31, 2020.

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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Credit facility interest and fees incurred - Wells Fargo Bank	$664	$420	$420
Loan interest and fees incurred - Federal Home Loan Bank	151	-	-
Total interest and fees incurred	$815	$420	$420

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2020, was $6,391,043 thousand. As of December 31, 2020, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50,000 thousand under Tranche one of the credit facility as an unsecured revolving credit loan. The loan was fully paid off on June 26, 2020. There were no revolving credit borrowings from the facility during the year ended 2019.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)		At December 31, 2020			At December 31, 2019
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$164,242	12/31/2021	$200,000	$33,737	12/31/2020
	Tranche Two	600,000	589,690	12/31/2021	600,000	2,381	07/29/2020
	Tranche Two		-			1,649	09/30/2020
	Tranche Two		-			573,353	12/31/2020
	Tranche Two		-			12,364	01/04/2021
Total Wells Fargo Bank Group Credit Facility		$800,000	$753,932		$800,000	$623,484

Bermuda Re Letter of Credit Facility

Effective December 31, 2020, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees. The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $200,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer. The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months). The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$4,425	02/28/2021	$200,000	$4,425	02/29/2020
		3,672	11/24/2021		512	09/03/2020
		448	12/16/2021		3,672	11/24/2020
		115	12/20/2021		177	12/16/2020
		136,383	12/31/2021		125	12/20/2020
		39,619	12/30/2024		101,404	12/31/2020
		821	08/15/2022		559	08/15/2021
		-			37,096	12/30/2023
Total Citibank Bilateral Agreement	$200,000	$185,483		$200,000	$147,970

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393,047 thousand (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2020 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2020, was $6,527,996 thousand. As of December 31, 2020, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2020			At December 31, 2019
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£52,175	£52,175	12/31/2024	£47,000	£47,000	12/31/2023
	-	-		-	-
Total Lloyd's Bank Credit Facility	£52,175	£52,175		£47,000	£47,000

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2020, Everest Re had admitted assets of approximately $16,840,721 thousand which provides borrowing capacity of up to approximately $1,684,072 thousand. During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of December 31, 2020, $310,000 of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

6. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2020		December 31, 2019
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868 0% Senior notes	6/5/2014	6/1/2044	400,000	$397,194	$528,000	$397,074	$452,848
3.5% Senior notes	10/7/2020	10/15/2050	1,000,000	979,524	1,138,100	-	-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes with an interest coupon rate of 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000,000 thousand of 30 year senior notes with an interest coupon rate of 3.50%, which will mature on October 15, 2050. Interest will be paid semi-annually on April 15 and October 15 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars In thousands	2020	2019	2018
Interest expense incurred 4.868% senior notes	$19,472	$19,472	$19,472
Interest expense incurred 3.5% senior notes	8,115	-	-

7. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2020		December 31, 2019
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,674	$206,447	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 16, 2020 to February 15, 2021 is 2.6%.

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

The Company repurchased and retired $13,183 thousand of its outstanding long term subordinated notes for the year ended December 31, 2020. The Company realized a gain of $2,536 thousand from the repurchase of the long term subordinated notes for the year ended 2020.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest expense incurred	$7,645	$11,587	$10,926

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At December 31, 2020, the total amount on deposit in trust accounts was $1,234,720 thousand.

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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2020	2019	2018
(Dollars in thousands)
Ceded written premiums	303,178	291,979	260,612
Ceded earned premiums	306,184	294,762	262,518
Ceded losses and LAE	241,347	187,192	319,046

Assumed written premiums	18,831	17,005	11,032
Assumed earned premiums	18,831	17,005	11,032
Assumed losses and LAE	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $806,564 thousand and $993,036 thousand at December 31, 2020 and 2019, respectively. Of this amount, Group had investments recorded at $67,645 thousand and $46,390 thousand at December 31, 2020 and 2019, respectively, in the segregated accounts.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding. On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”). The $500,000 thousand of Series 2014-2 Notes were fully redeemed in November 2019 and are no longer outstanding. On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes”). On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes”) and $300,000 thousand of notes (“Series 2017-2 Notes”). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019, Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes”).The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Lease expense incurred:
Operating lease cost	$32,508	$24,524

	At December 31,
(Dollars in thousands)	2020	2019
Operating lease right of use assets	$149,125	$161,435
Operating lease liabilities	165,292	169,909

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Operating cash flows from operating leases	$(20,594)	$(20,041)

	At December 31,
	2020	2019
Weighted average remaining operating lease term	12.3 years	12.6 years
Weighted average discount rate on operating leases	4.10%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
2021	$18,536
2022	20,971
2023	20,198
2024	19,947
2025	16,956
Thereafter	124,258
Undiscounted lease payments	220,866
Less: present value adjustment	55,574
Total operating lease liability	$165,292

On July 2, 2019, the Company entered into a lease agreement to relocate its U.S. corporate offices from Liberty Corner, New Jersey to Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, became effective in October, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year. The Company relocated the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex as of December, 2020.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020, provided that U.S. companies could carryback for five years net operating losses incurred in 2018, 2019 and/or 2020. This beneficial tax provision in the CARES Act enabled the Company to carryback its significant 2018 net operating losses to prior tax years with higher effective tax rates of 35% versus 21% in 2018 and later years. As a result, the Company was able to record a net income tax benefit from the five-year carryback of $32.5 million and obtain federal income tax cash refunds of $182.5 million including interest in 2020.

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current tax expense (benefit):
U.S.	$(107,757)	$(5,044)	$(38,625)
Non-U.S.	2,948	14,420	6,497
Total current tax expense (benefit)	(104,809)	9,376	(32,128)
Deferred tax expense (benefit):
U.S.	178,523	80,247	(298,998)
Non-U.S.	(2,516)	(97)	(97)
Total deferred tax expense (benefit)	176,007	80,150	(299,095)

Total income tax expense (benefit)	$71,198	$89,526	$(331,223)

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$24,041	$(277,852)	$38,964	$297,199	$(1,407,020)	$796,745
Net investment income	339,721	302,744	325,179	321,960	283,569	297,614
Net realized capital gains (losses)	234,970	32,679	155,609	29,394	(90,033)	(37,103)
Net derivative gain (loss)	-	1,541	-	6,374	-	520
Corporate expenses	(15,985)	(25,133)	(13,063)	(19,903)	(11,035)	(19,637)
Interest, fee and bond issue cost amortization expense	(35,659)	(664)	(34,931)	3,239	(30,611)	(420)
Other income (expense)	(14,656)	19,602	(1,976)	(9,057)	(5,894)	(18,877)
Pre-tax income (loss)	$532,432	$52,917	$469,782	$629,206	$(1,261,024)	$1,018,842

Expected tax provision at the applicable statutory rate(s)	111,846	(10,356)	98,766	17,205	(264,912)	9,647
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,598)	-	(3,680)	-	(3,824)	-
Dividend received deduction	(1,100)	-	(998)	-	(1,520)	-
Proration	1,049	-	1,050	-	1,150	-
Affiliated preferred stock dividends	6,517	-	6,517	-	6,517	-
Creditable foreign premium tax	(11,513)	-	(9,852)	-	(13,475)	-
Tax audit settlement	-	-	(1,576)	-	(2,094)	-
U.S. rate differential on carryback of net operation losses to PY	-	-	-	-	(43,734)	-
U.S. rate differential on deferred tax 2017 return to provision	-	-	-	-	(28,411)	-
Share based compensation tax benefits formerly in APIC	(2,605)	(388)	(2,984)	(373)	(3,333)	(120)
Impact of CARES Act	(32,500)	-	-	-	-	-
Valuation allowance	277	15,144	138	3,772	73	2,257
Change in uncertain tax positions	-	-	(8,434)	-	8,434	-
Other	2,393	(3,968)	(3,744)	(6,281)	7,506	(5,384)
Total income tax provision	$70,766	$432	$75,203	$14,323	$(337,623)	$6,400

(Some amounts may not reconcile due to rounding.)

Reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2020	2019	2018
Balance at January 1	$-	$8,434	$-
Additions based on tax positions related to the current year	-	-	8,434
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	(8,434)	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$8,434

At December 31, 2020, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate was $0 thousand.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2020, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties. At December 31, 2019 and 2018, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 and subsequent U.S. tax years are open to audit by the IRS. In 2018, the IRS opened an audit of the 2014 tax year. To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax. The Company proposed affirmative beneficial income tax return adjustments to the IRS at the start of the audit. Subsequent to the Company’s CARES Act net operating loss carryback, the Company expects a tax refund of $16,287 thousand of recaptured foreign tax credits related to the affirmative adjustments.

In 2019, the IRS opened an audit of the 2015 through 2017 tax years. To date, the Company has not received any Information Document Requests (“IDRs”) or notices of proposed adjustment. The Company had filed amended tax returns requesting refunds for 2015 and 2016 for $1,519 thousand and $4,685 thousand, respectively.

During 2020, the IRS added 2018 to the audit and indicated that, subsequent to the CARES Act, it would audit tax years 2014 – 2018 all together and conclude its audits simultaneously. To date, the Company has not received any IDRs or notices of proposed adjustment for the 2018 tax year.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Loss reserves	$96,840	$66,025
Unearned premium reserves	85,028	75,130
Foreign tax credits	46,109	186,706
Net operating loss carryforward	33,504	31,698
Lease liability	31,989	33,042
Net unrealized losses on benefit plans	19,636	19,818
Equity compensation	7,367	7,817
Other tax credits	4,591	2,294
Uncollectible reinsurance reserves	3,142	3,142
Investment impairments	1,121	3,961
Unrealized foreign currency losses	603	7,964
Other assets	7,285	4,520
Total deferred tax assets	337,215	442,117

Deferred tax liabilities:
Net unrealized investment gains	90,268	39,413
Deferred acquisition costs	79,994	81,931
Net fair value income	75,692	25,936
Right of use asset	28,822	31,510
Partnership investments	26,119	15,039
Benefit plan asset	1,765	2,333
Other liabilities	6,710	4,937
Total deferred tax liabilities	309,370	201,099

Net deferred tax assets	27,845	241,018
Less: Valuation allowance	(28,805)	(12,997)
Total net deferred tax assets/(liabilities)	$(960)	$228,021

(Some amounts may not reconcile due to rounding.)

At December 31, 2020 and 2019, the Company had $28,805 thousand and $12,997 thousand of Valuation Allowance (“VA”), respectively. The majority of the VA relates to the Company’s UK operations and were due primarily to net operating losses incurred in 2020 as a result of COVID 19. The VA is a result of our conclusion under US GAAP accounting principles, that the UK, Swiss, Irish, Canadian and U.S. jurisdictions could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions related to recent changes in market conditions. Tax effected UK NOLs of $26,428 thousand do not expire. Tax effected Swiss NOLs of $2,317 thousand expire in 2028. Tax effected Irish NOLs of $2,300 thousand do not expire. Tax effected Canadian NOLs of $1,774 thousand begin to expire in 2035. Tax effected U.S. Separate Return Limitation Year NOLs of $684 thousand begin to expire in 2037.

Due to the passage of the CARES Act in 2020, which allowed for a five-year carryback of NOLs, as of December 31, 2020 the Company no longer has a Consolidated U.S. NOL carryforward Without the Consolidated U.S. NOL carryforward, the Company was able to utilize a significant amount of U.S. Foreign Tax Credits (“FTCs”) in both 2019 and 2020. As a result, its FTC carryforwards were significantly reduced at December 31, 2020 to only $46,109 thousand. The remaining FTC carryforwards expire between 2025 and 2030.

During 2018, the Company completed its accounting for the TCJA in accordance with SEC Staff Accounting Bulletin 118, including interpretation of the additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28,411 thousand primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per the new guidance, the Company recorded excess tax benefits of $2,993 thousand, $3,357 thousand and $3,453 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2020, 2019 and 2018, respectively.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $583 thousand, $484 thousand and $403 thousand in 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, we consider our earnings within each jurisdiction to be indefinitely reinvested. Should the subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.

11. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance receivables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance receivables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance receivables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C, Note 3 and Note 8.

Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days. To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets.

The Company periodically evaluates the recoverability of its reinsurance receivable assets and establishes an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

Due to the inherent uncertainties as to collection and the length of time before reinsurance receivable become due, it is possible that future adjustments to the Company’s reinsurance receivable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

The allowance is estimated as the amount of reinsurance receivable exposed to loss multiplied by estimated factors for the probability of default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance receivable considers the current economic environment as well as macroeconomic scenarios.

Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance receivable. As a result, there is limited history of losses from insurer defaults.

The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact to the Company's financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records credit loss expenses related to reinsurance receivable in losses and loss adjustment expenses. Write-offs of reinsurance receivable and any related allowance are recorded in the period in which the balance is deemed uncollectible. The allowance for reinsurance receivables is $17,178 thousand and $14,190 thousand as of December 31, 2020 and 2019, respectively.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Written premiums:
Direct	$3,217,999	$2,783,036	$2,240,951
Assumed	7,264,362	6,350,328	6,234,203
Ceded	(1,365,378)	(1,308,940)	(1,060,726)
Net written premiums	$9,116,983	$7,824,424	$7,414,428

Premiums earned:
Direct	$3,028,095	$2,551,662	$2,129,320
Assumed	7,054,680	6,059,222	5,807,332
Ceded	(1,401,262)	(1,207,198)	(1,004,953)
Net premiums earned	$8,681,513	$7,403,686	$6,931,699

Incurred losses and LAE:
Direct	$2,141,065	$1,618,686	$1,372,589
Assumed	5,163,946	3,923,298	5,046,947
Ceded	(754,174)	(619,086)	(768,133)
Net incurred losses and LAE	$6,550,837	$4,922,898	$5,651,403

12. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31, 2020
	2020			2019			2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$462,939	$(39,729)	$423,210	$547,539	$(49,665)	$497,874	$(275,511)	$21,061	$(254,450)
URA(D) on securities - OTTI	-	-	-	(1,559)	115	(1,444)	(1,071)	(135)	(1,206)
Reclassification of net realized losses (gains) included in net income (loss)	2,253	(5,729)	(3,476)	(13,129)	516	(12,613)	28,014	(518)	27,496
Foreign currency translation adjustments	90,142	(3,815)	86,327	18,585	(4,555)	14,030	(86,520)	9,704	(76,816)
Benefit plan actuarial net gain (loss)	(7,107)	1,492	(5,615)	(15,938)	3,347	(12,591)	(646)	136	(510)
Reclassification of benefit plan liability amortization included in net income (loss)	7,974	(1,674)	6,300	6,902	(1,449)	5,453	6,356	(1,335)	5,021
Total other comprehensive income (loss)	$556,201	$(49,455)	$506,746	$542,400	$(51,691)	$490,709	$(329,378)	$28,913	$(300,465)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended
	December 31,		Affected line item within the statements of
AOCI component	2020	2019	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,253	$(13,129)	Other net realized capital gains (losses)
	(5,729)	516	Income tax expense (benefit)
	$(3,476)	$(12,613)	Net income (loss)

Benefit plan net gain (loss)	$7,974	$6,902	Other underwriting expenses
	(1,674)	(1,449)	Income tax expense (benefit)
	$6,300	$5,453	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended
	December 31,
(Dollars in thousands)	2020	2019
Beginning balance of URA (D) on securities	$304,425	$(179,392)
Current period change in URA (D) of investments - non-credit related	419,734	485,261
Current period change in URA (D) of investments - non-credit OTTI	-	(1,444)
Ending balance of URA (D) on securities	724,159	304,425

Beginning balance of foreign currency translation adjustments	(201,717)	(215,747)
Current period change in foreign currency translation adjustments	86,327	14,030
Ending balance of foreign currency translation adjustments	(115,390)	(201,717)

Beginning balance of benefit plan net gain (loss)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	685	(7,138)
Ending balance of benefit plan net gain (loss)	(73,870)	(74,556)

Ending balance of accumulated other comprehensive income (loss)	$534,899	$28,152

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Company contributions	$6,825	$4,750	$77,743

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Pension expense	$8,429	$10,042	$9,728

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$355,356	$300,244
Service cost	9,522	8,255
Interest cost	10,112	11,712
Actuarial (gain)/loss	43,595	46,206
Curtailment	-	-
Benefits paid	(14,115)	(11,062)
Projected benefit obligation at end of year	404,471	355,356

Change in plan assets:
Fair value of plan assets at beginning of year	301,467	260,531
Actual return on plan assets	60,286	47,247
Actual contributions during the year	6,825	4,750
Administrative expenses paid	-	-
Benefits paid	(14,115)	(11,062)
Fair value of plan assets at end of year	354,464	301,467

Funded status at end of year	$(50,007)	$(53,889)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(2,197)	(7,362)
Other liabilities (due beyond one year)	(47,810)	(46,527)
Net amount recognized in the consolidated balance sheets	$(50,007)	$(53,889)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Accumulated income (loss)	$(91,979)	$(97,466)
Accumulated other comprehensive income (loss)	$(91,979)	$(97,466)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Other comprehensive income (loss) at December 31, prior year	$(97,466)	$(88,580)
Net gain (loss) arising during period	(4,090)	(16,927)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	9,576	8,042
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(91,979)	$(97,466)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service cost	$9,522	$8,255	$9,801
Interest cost	10,112	11,712	10,290
Expected return on assets	(20,781)	(17,968)	(17,202)
Amortization of actuarial loss from earlier periods	8,551	7,635	6,839
Settlement	1,025	408	-
Net periodic benefit cost	$8,429	$10,042	$9,728

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(5,486)	8,885

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$2,943	$18,927

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,709 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2020, 2019 and 2018 were 3.28%, 4.27% and 3.62%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2020, 2019 and 2018 was 4.00%. The expected long-term rate of return on plan assets was 7.00% for 2020, 2019 and 2018 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2020, 2019 and 2018 were 2.55%, 3.28% and 4.27%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan	$336,027	$288,328
Non-qualified Plan	16,258	21,642
Total	$352,285	$309,970

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan
Projected benefit obligation	$388,213	$333,715
Fair value of plan assets	354,464	301,467
Non-qualified Plan
Projected benefit obligation	$16,258	$21,642
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$16,258	$21,642
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2021	$11,757
2022	12,220
2023	13,064
2024	14,100
2025	15,190
Next 5 years	90,808

Plan assets consist of shares in investment trusts with 72%, 27%, 1% and 0% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,204	$1,204	$-	$-
Mutual funds, fair value
Fixed income (b)	93,609	93,609	-	-
Equities (c)	255,054	255,054	-	-
Total	$349,867	$349,867	$-	$-

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

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2020.

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

In addition, $4,596 thousand and $20,351 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2020 and 2019, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $0 thousand to the qualified pension benefit plan for the years ended December 31, 2020 and 2019.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Incurred expenses	$14,386	$10,794	$9,301

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland, Zurich and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the branch offices ranged from 5.1% to 64.8%. The contributions are generally used to purchase pension benefits from local insurance providers. The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Incurred expenses	$3,039	$2,216	$2,057

Post-Retirement Plan.

The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010. This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service.

A medical cost trend rate of 6.75% in 2020 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level.

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Post-retirement benefit expenses	$1,334	$1,231	$1,829

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$29,376	$28,483
Service cost	1,066	983
Interest cost	845	980
Amendments	-	-
Actuarial (gain)/loss	4,042	(582)
Benefits paid	(232)	(488)
Benefit obligation at end of year	35,098	29,376

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	232	488
Benefits paid	(232)	(488)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(35,098)	$(29,376)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Other liabilities (due within one year)	$(613)	$(611)
Other liabilities (due beyond one year)	(34,484)	(28,764)
Net amount recognized in the consolidated balance sheets	$(35,098)	$(29,376)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Accumulated income (loss)	$(3,854)	$188
Accumulated prior service credit (cost)	2,327	2,904
Accumulated other comprehensive income (loss)	$(1,527)	$3,092

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Other comprehensive income (loss) at December 31, prior year	$3,092	$3,242
Net gain (loss) arising during period	(4,042)	582
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	(155)
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$(1,527)	$3,092

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service cost	$1,066	$983	$1,312
Interest cost	845	980	999
Prior service credit recognition	(577)	(577)	(577)
Net gain recognition	-	(155)	94
Net periodic cost	$1,334	$1,231	$1,829

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	4,619	150

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$5,953	$1,381

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $46 thousand and $577 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2020, 2019 and 2018 were 3.28%, 4.27% and 3.62%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2020, 2019 and 2018 were 2.55%, 3.28% and 4.27%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2021	$613
2022	715
2023	806
2024	851
2025	989
Next 5 years	6,955

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

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $2,944,455 thousand and $3,197,418 thousand at December 31, 2020 and 2019, respectively. The statutory net income of Bermuda Re was $222,765 thousand, $503,610 thousand and $873,111 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2020, Everest Re has $592,082 thousand available for payment of dividends in 2021 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $5,276,003 thousand and $3,739,140 thousand at December 31, 2020 and 2019, respectively. The statutory net income of Everest Re was $595,077 thousand and $363,034 thousand for the years ended December 31, 2020 and 2019, respectively, and statutory net loss of Everest Re was $1,317,991 thousand for the year ended December 31, 2018.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (1)
	At December 31,		At December 31,
(Dollars in thousands)	2020(1)	2019	2020	2019
Regulatory targeted capital	$-	$2,061,065	$2,489,772	$2,001,226
Actual capital	$2,944,455	$3,197,418	$5,276,003	$3,739,140

(a) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(b) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(c) The 2020 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2020 actual capital will exceed the targeted capital level.

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

The Company had one equity index put option contract at December 31, 2020, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the December 31, 2020 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.2%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At December 31, 2020, the present value of the theoretical maximum payout using a 3% discount factor was $147,894 thousand. Conversely, if the contract had expired on December 31, 2020, with the S&P index at 3,756.07, there would have been no settlement amount.

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

Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
The Prudential	$140,773	$141,703
Unaffiliated life insurance company	35,128	35,082

16. SHARE-BASED COMPENSATION PLANS

The Company has a 2020 Stock Incentive Plan (“2020 Employee Plan”), a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

The 2020 Employee Plan was established in June 2020. Under the 2020 Employee Plan, 1,400,000 common shares have been authorized to be granted as non-qualified share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company. At December 31, 2020, there were 1,366,900 remaining shares available to be granted under the 2020 Employee Plan. The 2020 Employee Plan replaced a 2010 Employee Plan, which replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan. Through December 31, 2020, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2020, there were 34,957 remaining shares available to be granted under the 2009 Director Plan. The 2009 Director Plan replaced a 1995 Director Plan, which expired. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2020 there were 316,702 remaining shares available to be granted under the 2003 Director Plan.

Options and restricted shares granted under the 2020 Employee Plan, 2010 Employee Plan and the 2002 Employee Plan vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement. Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.

Performance Share Unit awards granted under the 2020 Employee Plan and the 2010 Employee Plan will vest 100% after three years. The Performance Share Unit awards represent the right to receive between and 0 and 1.75 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The performance share unit valuation will be based partly on growth in book value per share over the three year vesting period, compared to designated peer companies. The remaining portion of the performance share valuation will be based upon operating return on equity for each of the separate operating years within the vesting period.

For share options, restricted shares and performance share units granted under the 2020 Employee Plan, the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $39,209 thousand, $34,018 thousand and $32,369 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $7,107 thousand, $8,384 thousand and $7,401 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, a total of 200,929 restricted shares were granted on February 26, 2020, September 11, 2020, and November 18, 2020, with a fair value of $277.145, $207.505 and $238.0975 per share, respectively. Additionally, 16,120 performance share units were awarded on February 26, 2020, with a fair value of $277.145 per unit. No share options were granted during the year ended December 31, 2020. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $583 thousand, $484 thousand and $403 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2020, 2019 and 2018, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2020	170,704	$87.18
Granted	-	-
Exercised	53,833	85.69
Forfeited/Cancelled/Expired	–	-
Outstanding at December 31, 2020	116,871	87.87	0.7	$17,089
		.
Exercisable at December 31, 2020	116,871	87.87	0.7	$17,089

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2019	279,164	$83.84
Granted	-	-
Exercised	108,460	78.58
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2019	170,704	87.18	1.4	$32,376
		.
Exercisable at December 31, 2019	170,704	87.18	1.4	$32,376

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2018	360,364	$84.10
Granted	-	-
Exercised	81,200	84.99
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2018	279,164	83.84	1.9	$37,386

Exercisable at December 31, 2018	279,164	83.84	1.9	$37,386

There were no share options granted in 2020, 2019 and 2018. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2020, 2019 and 2018 was $9,982 thousand, $16,297 thousand and $11,737 thousand, respectively. The cash received from the exercised share options for the year ended December 31, 2020 was $4,613 thousand. The tax benefit realized from the options exercised for the year ended December 31, 2020 was $1,904 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2020
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/20	Life	Price	at 12/31/20	Price
$86.62 - $88.31	44,000	0.2	$86.62	44,000	$86.62
$88.32 - $90.48	66,917	1.1	88.32	66,917	88.32
$90.49 - $110.13	5,954	0.5	91.99	5,954	91.99
	116,871	0.7	87.87	116,871	87.87

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	495,137	$228.02	414,407	$217.15	421,261	$194.01
Granted	200,929	269.86	232,601	232.36	173,065	240.59
Vested	175,413	220.88	138,322	203.41	141,982	178.31
Forfeited	37,226	246.20	13,549	221.35	37,937	212.48
Outstanding at December 31,	483,427	246.60	495,137	228.02	414,407	217.15

As of December 31, 2020, there was $88,233 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $38,745 thousand, $28,135 thousand and $25,317 thousand, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2020 was $8,519 thousand.

In addition to the 2020 Employee Plan, the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 593 common shares in 2020, 459 common shares in 2019 and 480 common shares in 2018 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of approximately $125 thousand, $107 thousand and $113 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 2,718,140 restricted common shares, of which 369,164 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 175,829 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 66,289, 71,437 and 65,974 common shares at a cost of $17,889 thousand, $14,181 thousand and $14,202 thousand in 2020, 2019 and 2018, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company’s non-vested performance share unit awards and changes for the period indicated:

	Years Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	34,850	$-	32,382	$-	33,454	$-
Granted	16,120	277.15	16,855	223.45	13,325	242.39
Increase/(Decrease) on vesting units due to performance	(2,227)	-	(3,455)	-	(267)	-
Vested	6,157	277.15	10,922	223.45	12,435	242.39
Forfeited	3,695	-	-	-	1,695	-
Outstanding at December 31,	38,891	-	34,850	-	32,382	-

The Company acquired 2,587, 5,008 and 5,214 common shares at a cost of $717 thousand, $1,119 thousand and $1,264 thousand in 2020, 2019 and 2018, respectively, from employees who chose to pay required withholding taxes on performance shares units settlements by withholding shares.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

Reinsurance	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross written premiums	$7,281,716	$6,355,889	$6,224,601
Net written premiums	6,767,579	5,732,272	5,706,453

Premiums earned	$6,466,106	$5,491,296	$5,293,071
Incurred losses and LAE	4,933,411	3,675,178	4,585,602
Commission and brokerage	1,552,371	1,400,247	1,251,581
Other underwriting expenses	175,734	160,834	142,874
Underwriting gain (loss)	$(195,410)	$255,037	$(686,986)

Insurance	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross written premiums	$3,200,645	$2,777,475	$2,250,552
Net written premiums	2,349,404	2,092,152	1,707,975

Premiums earned	$2,215,407	$1,912,390	$1,638,628
Incurred losses and LAE	1,617,426	1,247,720	1,065,801
Commission and brokerage	320,879	303,479	267,449
Other underwriting expenses	335,503	280,065	228,667
Underwriting gain (loss)	$(58,401)	$81,126	$76,711

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Underwriting gain (loss)	$(253,811)	$336,163	$(610,275)
Net investment income	642,465	647,139	581,183
Net realized capital gains (losses)	267,649	185,004	(127,136)
Corporate expenses	(41,118)	(32,966)	(30,672)
Interest, fee and bond issue cost amortization expense	(36,323)	(31,693)	(31,031)
Other income (expense)	6,487	(4,660)	(24,251)
Income (loss) before taxes	$585,349	$1,098,987	$(242,182)

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

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
United Kingdom gross written premium	$1,116,363	$964,358	$914,612

Approximately 20.1%, 23.1% and 19.7% of the Company’s gross written premiums in 2020, 2019 and 2018, respectively, were sourced through the Company’s largest intermediary.

18. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In February 2021, a severe winter storm impacted Texas and other southern states. Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from this event will adversely impact first quarter 2021 financial statements.

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2020
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$2,570,871	$2,369,338	$2,791,604	$2,750,548
Net written premiums	2,201,479	2,017,478	2,448,680	2,449,346

Premiums earned	2,036,814	2,042,405	2,205,811	2,396,483
Net investment income	147,800	38,083	234,233	222,349
Net realized capital gains (losses)	(210,588)	184,648	110,203	183,386
Total claims and underwriting expenses	2,008,222	1,991,462	2,320,417	2,615,223
Net income (loss)	16,612	190,880	243,057	63,601

Earnings per common share attributable to Everest Re Group:
Basic	$0.41	$4.78	$6.08	$1.59
Diluted	$0.41	$4.77	$6.07	$1.59

	2019
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$2,127,108	$2,166,655	$2,403,274	$2,436,327
Net written premiums	1,851,698	1,783,983	2,068,557	2,120,186

Premiums earned	1,732,697	1,817,299	1,905,619	1,948,071
Net investment income	140,976	179,028	181,058	146,077
Net realized capital gains (losses)	92,232	30,272	(12,943)	75,443
Total claims and underwriting expenses	1,537,009	1,620,413	1,933,158	1,976,943
Net income (loss)	354,551	332,868	104,398	217,644

Earnings per common share attributable to Everest Re Group:
Basic	$8.70	$8.17	$2.56	$5.34
Diluted	$8.67	$8.15	$2.56	$5.32

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2020

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$1,325,156	$1,367,106	$1,367,106
State, municipalities and political subdivisions	543,895	577,295	577,295
Foreign government securities	1,565,260	1,645,375	1,645,375
Foreign corporate securities	3,297,898	3,472,333	3,472,333
Public utilities	305,922	329,977	329,977
All other corporate bonds	9,051,540	9,377,901	9,377,901
Mortgage - backed securities:
Commercial	915,923	990,303	990,303
Agency residential	2,206,139	2,267,739	2,267,739
Non-agency residential	5,187	5,194	5,194
Redeemable preferred stock	8,147	6,950	6,950
Total fixed maturities-available for sale	19,225,067	20,040,173	20,040,173
Fixed maturities - available for sale at fair value (1)	—	—	—
Equity securities - at fair value (1)	1,113,298	1,472,236	1,472,236
Short-term investments	1,135,088	1,134,950	1,134,950
Other invested assets	2,012,581	2,012,581	2,012,581
Cash	801,651	801,651	801,651

Total investments and cash	$24,287,685	$25,461,591	$25,461,591

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2020	2019

ASSETS:
Fixed maturities - available for sale, at market value	$3	$201,666
(amortized cost: 2020, $3; 2019, $201,581)
Other invested assets (cost: 2020, $282,762; 2019, $41,700)	282,762	41,700
Cash	884	3,471
Investment in subsidiaries, at equity in the underlying net assets	9,660,713	9,134,038
Accrued investment income	-	652
Receivable from subsidiaries	18,424	9,361
Other assets	64,692	44,646
TOTAL ASSETS	$10,027,478	$9,435,534

LIABILITIES:
Long term note payable, affiliated due 12/1/2028	$300,000	$300,000
Due to subsidiaries	1,933	1,491
Other liabilities	(631)	1,118
Total liabilities	301,302	302,609

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized
(2020) 69,620and (2019) 69,464 issued outstanding before treasury shares	696	694
Additional paid-in capital	2,245,301	2,219,660
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $80,451 at 2020 and $30,996 at 2019	534,899	28,152
Treasury shares, at cost; 29,636 shares (2020) and 28,665 shares (2019)	(3,622,172)	(3,422,152)
Retained earnings	10,567,452	10,306,571
Total shareholders' equity	9,726,176	9,132,925
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,027,478	$9,435,534

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
(Dollars in thousands)
REVENUES:
Net investment income	$1,121	$3,484	$3,790
Net realized capital gains (losses)	28	(66)	(57)
Other income (expense)	5,833	458	(5,299)
Net income (loss) of subsidiaries	535,866	1,026,233	112,859
Total revenues	542,848	1,030,109	111,293

EXPENSES:
Interest expense - affiliated	5,155	2,087	4,085
Other expenses	23,542	18,561	18,167
Total expenses	28,697	20,648	22,252

INCOME (LOSS) BEFORE TAXES	514,151	1,009,461	89,041

NET INCOME (LOSS)	$514,151	$1,009,461	$89,041

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	423,210	496,430	(255,656)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(3,476)	(12,613)	27,496
Total URA(D) on securities arising during the period	419,734	483,817	(228,160)

Foreign currency translation adjustments	86,327	14,030	(76,816)

Benefit plan actuarial net gain (loss) for the period	(5,615)	(12,591)	(510)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,300	5,453	5,021
Total benefit plan net gain (loss) for the period	685	(7,138)	4,511
Total other comprehensive income (loss), net of tax	506,746	490,709	(300,465)

COMPREHENSIVE INCOME (LOSS)	$1,020,897	$1,500,170	$(211,424)

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$514,151	$1,009,461	$89,041
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(535,866)	(1,026,233)	(112,859)
Dividends received from Bermuda Re	650,000	600,000	750,000
Dividends received from Everest International	-	-	200,000
Dividends received from Mt. Logan Re	-	-	-	-
Change in other assets and liabilities, net	(21,145)	564	4,824
Increase (decrease) in due to/from affiliates	(8,621)	(2,209)	683
Amortization of bond premium (accrual of bond discount)	(14)	(9)	(577)
Realized capital losses (gains)	(28)	66	57
Non-cash compensation expense	2,588	2,796	2,740
Net cash provided by (used in) operating activities	601,065	584,436	933,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(138,320)	(478,125)	(542,965)
Proceeds from fixed maturities matured/called - available for sale, at market value	1,356	63	93
Proceeds from fixed maturities sold - available for sale, at market value	200,264	74,841	24,856
Distribution from other invested assets	559,767	644,918	1,026,297
Cost of fixed maturities acquired - available for sale, at market value	-	(200,267)	-
Cost of other invested assets acquired	(800,828)	(686,528)	(923,828)
Net change in short-term investments	-	-	-
Net cash provided by (used in) investing activities	(177,761)	(645,098)	(415,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	23,185	22,861	20,086
Purchase of treasury shares	(200,020)	(24,604)	(75,304)
Dividends paid to shareholders	(249,056)	(234,322)	(216,221)
Proceeds from issuance (cost of repayment) of long term note - affiliated	-	300,000	(250,000)
Net cash provided by (used in) financing activities	(425,891)	63,935	(521,439)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	(2,587)	3,273	(3,077)
Cash, beginning of period	3,471	198	3,275
Cash, end of period	$884	$3,471	$198

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES to conDENSED financial information

1.) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.) Everest Re Group, Ltd. entered into a $300,000 thousand long term note agreement with Everest Reinsurance Company, an affiliated company, as of December 17, 2019. The note will pay interest annually at a rate of 1.69 % and is scheduled to mature in December, 2028. At December 31, 2020 and 2019, this transaction was presented as a Long Term Note Payable – Affiliated in the Consolidated Balance sheets of Everest Re Group, Ltd.

3.) Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. (“Mt. Logan Re”), an affiliated entity. On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $67,645 thousand and $46,390 thousand as of December 31, 2020 and 2019, respectively, have been recorded within Other Assets. On the Condensed Statements of Operations, income of $6,255 thousand, income of $765 thousand and expense of $4,695 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and the Year Ended December 31, 2020
Domestic	$341,836	$9,501,573	$2,206,378	$5,123,460	$341,797	$3,920,837	$1,063,266	$409,912	$5,313,490
International	85,678	2,781,210	430,227	1,752,244	37,208	1,074,727	399,908	45,757	1,854,813
Bermuda	194,539	4,116,214	864,754	1,805,809	263,460	1,555,273	410,076	55,568	1,948,680
Total	$622,053	$16,398,997	$3,501,359	$8,681,513	$642,465	$6,550,837	$1,873,250	$511,237	$9,116,983

As of and the Year Ended December 31, 2019
Domestic	$358,108	$7,823,095	$2,014,712	$4,383,837	$320,923	$2,761,871	$1,007,282	$348,861	$4,605,731
International	66,183	2,655,458	344,222	1,475,669	37,297	1,193,816	342,400	41,690	1,551,753
Bermuda	157,572	3,132,760	697,801	1,544,180	288,919	967,211	354,044	50,348	1,666,940
Total	$581,863	$13,611,313	$3,056,735	$7,403,686	$647,139	$4,922,898	$1,703,726	$440,899	$7,824,424

As of and the Year Ended December 31, 2018
Domestic	$334,818	$8,154,003	$1,695,208	$4,167,619	$287,002	$3,849,982	$835,823	$288,933	$4,350,157
International	54,253	2,209,202	261,611	1,439,882	34,965	992,704	364,010	39,042	1,458,745
Bermuda	122,502	2,755,885	560,793	1,324,198	259,216	808,717	319,197	43,566	1,605,526
Total	$511,573	$13,119,090	$2,517,612	$6,931,699	$581,183	$5,651,403	$1,519,030	$371,541	$7,414,428

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2020
Total property and liability insurance premiums earned	$3,028,095	$1,401,262	$7,054,680	$8,681,513	$81.3%

December 31, 2019
Total property and liability insurance premiums earned	$2,556,386	$1,207,198	$6,054,498	$7,403,686	$81.8%

December 31, 2018
Total property and liability insurance premiums earned	$2,129,320	$1,004,953	$5,807,332	$6,931,699	$83.8%