Form 10-Q
period 2021-03-31
EVEREST RE GROUP LTD
filed 2021-05-10
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At May 1, 2021
Common Shares, $0.01 par value	RE	New York Stock Exchange	40,083,525

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2021	2020
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$20,407,480	$20,040,173
(amortized cost: 2021, $19,932,190; 2020, $19,225,067, credit allowances: 2021, $(8,723); 2020, $(1,745))
Equity securities, at fair value	1,400,674	1,472,236
Short-term investments (cost: 2021, $826,777; 2020, $1,135,088)	826,769	1,134,950
Other invested assets (cost: 2021, $2,173,221; 2020, $2,012,581)	2,173,221	2,012,581
Cash	1,132,660	801,651
Total investments and cash	25,940,804	25,461,591
Accrued investment income	156,330	141,304
Premiums receivable	2,789,602	2,680,562
Reinsurance receivables	2,029,734	1,994,555
Funds held by reinsureds	740,554	716,655
Deferred acquisition costs	663,560	622,053
Prepaid reinsurance premiums	441,606	412,015
Income taxes	31,738	17,253
Other assets	801,424	742,369
TOTAL ASSETS	$33,595,352	$32,788,357

LIABILITIES:
Reserve for losses and loss adjustment expenses	$17,090,644	$16,398,997
Future policy benefit reserve	37,561	37,723
Unearned premium reserve	3,704,189	3,501,359
Funds held under reinsurance treaties	13,875	15,807
Other net payable to reinsurers	402,379	294,347
Losses in course of payment	139,382	127,971
Senior notes due 6/1/2044	397,224	397,194
Senior notes due 10/15/2050	979,654	979,524
Long term notes due 5/1/2067	223,699	223,674
Advances from FHLB	310,000	310,000
Accrued interest on debt and borrowings	24,035	10,460
Unsettled securities payable	151,174	206,693
Other liabilities	438,654	558,432
Total liabilities	23,912,470	23,062,181

Commitments and contingencies (Note 7)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2021) 69,816
and (2020) 69,620 outstanding before treasury shares	698	696
Additional paid-in capital	2,245,737	2,245,301
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $41,161 at 2021 and $80,451 at 2020	235,079	534,899
Treasury shares, at cost; 29,734 shares (2021) and 29,636 shares (2020)	(3,645,717)	(3,622,172)
Retained earnings	10,847,085	10,567,452
Total shareholders' equity	9,682,882	9,726,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,595,352	$32,788,357

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2021	2020
	(unaudited)
REVENUES:
Premiums earned	$2,387,865	$2,036,814
Net investment income	260,413	147,800
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(6,977)	(21,774)
Other net realized capital gains (losses)	45,879	(188,814)
Total net realized capital gains (losses)	38,902	(210,588)
Other income (expense)	56,593	7,990
Total revenues	2,743,773	1,982,016

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,711,419	1,430,840
Commission, brokerage, taxes and fees	489,011	448,522
Other underwriting expenses	142,231	128,860
Corporate expenses	12,378	9,833
Interest, fees and bond issue cost amortization expense	15,639	7,583
Total claims and expenses	2,370,678	2,025,638

INCOME (LOSS) BEFORE TAXES	373,095	(43,622)
Income tax expense (benefit)	31,233	(60,234)

NET INCOME (LOSS)	$341,862	$16,612

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(288,615)	(279,398)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(3,666)	31,399
Total URA(D) on securities arising during the period	(292,281)	(247,999)

Foreign currency translation adjustments	(9,582)	(50,824)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,043	920
Total benefit plan net gain (loss) for the period	2,043	920
Total other comprehensive income (loss), net of tax	(299,820)	(297,903)

COMPREHENSIVE INCOME (LOSS)	$42,042	$(281,291)

EARNINGS PER COMMON SHARE:
Basic	$8.53	$0.41
Diluted	8.52	0.41

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2021	2020
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	39,983,481	40,798,963
Issued during the period, net	196,481	159,423
Treasury shares acquired	(97,462)	(970,892)
Balance, March 31	40,082,500	39,987,494

COMMON SHARES (par value):
Balance, January 1	$696	$694
Issued during the period, net	2	2
Balance, March 31	698	696

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,245,301	2,219,660
Share-based compensation plans	436	(3,181)
Balance, March 31	2,245,737	2,216,479

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	534,899	28,152
Net increase (decrease) during the period	(299,820)	(297,903)
Balance, March 31	235,079	(269,751)

RETAINED EARNINGS:
Balance, January 1	10,567,452	10,306,571
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	-	(4,214)
Net income (loss)	341,862	16,612
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(62,228)	(63,277)
Balance, March 31	10,847,085	10,255,692

TREASURY SHARES AT COST:
Balance, January 1	(3,622,172)	(3,422,152)
Purchase of treasury shares	(23,545)	(200,020)
Balance, March 31	(3,645,717)	(3,622,172)

TOTAL SHAREHOLDERS' EQUITY, March 31,	$9,682,882	$8,580,944

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$341,862	$16,612
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(105,460)	(119,548)
Decrease (increase) in funds held by reinsureds, net	(25,584)	(28,973)
Decrease (increase) in reinsurance receivables	(14,518)	(130,593)
Decrease (increase) in income taxes	24,908	(65,114)
Decrease (increase) in prepaid reinsurance premiums	(27,071)	(10,572)
Increase (decrease) in reserve for losses and loss adjustment expenses	655,054	406,257
Increase (decrease) in future policy benefit reserve	(162)	(915)
Increase (decrease) in unearned premiums	196,631	158,744
Increase (decrease) in other net payable to reinsurers	105,390	95,555
Increase (decrease) in losses in course of payment	11,980	(1,422)
Change in equity adjustments in limited partnerships	(116,767)	(8,512)
Distribution of limited partnership income	18,125	11,108
Change in other assets and liabilities, net	(149,464)	(45,259)
Non-cash compensation expense	11,021	9,393
Amortization of bond premium (accrual of bond discount)	17,323	8,640
Net realized capital (gains) losses	(38,902)	210,588
Net cash provided by (used in) operating activities	904,366	505,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	818,352	656,070
Proceeds from fixed maturities sold - available for sale, at market value	228,278	501,953
Proceeds from equity securities sold, at fair value	281,313	112,841
Distributions from other invested assets	52,211	104,085
Cost of fixed maturities acquired - available for sale, at market value	(1,776,730)	(1,359,281)
Cost of equity securities acquired, at fair value	(174,981)	(76,513)
Cost of other invested assets acquired	(98,939)	(152,269)
Net change in short-term investments	308,585	(27,882)
Net change in unsettled securities transactions	(93,610)	(17,185)
Net cash provided by (used in) investing activities	(455,521)	(258,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(10,583)	(12,573)
Purchase of treasury shares	(23,545)	(200,020)
Dividends paid to shareholders	(62,229)	(63,277)
Proceeds from revolving credit borrowings	-	50,000
Cost of debt repurchase	-	(1,198)
Cost of shares withheld on settlements of share-based compensation awards	(12,507)	(13,982)
Net cash provided by (used in) financing activities	(108,864)	(241,050)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,972)	2,832

Net increase (decrease) in cash	331,009	9,590
Cash, beginning of period	801,651	808,036
Cash, end of period	$1,132,660	$817,626

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$6,417	$4,920
Interest paid	1,880	2,817

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018, included in the Company’s most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Accounting for Income Taxes. In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company adopted the guidance as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

3. INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities. The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors. The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At March 31, 2021
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,271,760	$-	$33,703	$(11,537)	$1,293,926
Obligations of U.S. states and political subdivisions	566,698	-	32,092	(2,741)	596,049
Corporate securities	7,228,229	(3,603)	255,940	(85,555)	7,395,011
Asset-backed securities	2,615,962	(4,915)	27,486	(2,762)	2,635,771
Mortgage-backed securities
Commercial	992,442	-	43,127	(6,252)	1,029,317
Agency residential	2,257,474	-	56,223	(14,724)	2,298,973
Non-agency residential	9,253	-	4	(12)	9,245
Foreign government securities	1,556,644	-	74,746	(27,160)	1,604,230
Foreign corporate securities	3,433,728	(205)	154,145	(42,710)	3,544,958
Total fixed maturity securities	$19,932,190	$(8,723)	$677,466	$(193,453)	$20,407,480

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325,156	$-	$49,084	$(7,134)	$1,367,106
Obligations of U.S. states and political subdivisions	543,895	-	34,654	(1,254)	577,295
Corporate securities	6,824,800	(1,220)	380,677	(55,231)	7,149,026
Asset-backed securities	2,540,809	-	30,691	(5,698)	2,565,802
Mortgage-backed securities
Commercial	915,923	-	75,275	(895)	990,303
Agency residential	2,206,139	-	64,663	(3,063)	2,267,739
Non-agency residential	5,187	-	9	(2)	5,194
Foreign government securities	1,565,260	(22)	102,587	(22,450)	1,645,375
Foreign corporate securities	3,297,898	(503)	204,023	(29,085)	3,472,333
Total fixed maturity securities	$19,225,067	$(1,745)	$941,663	$(124,812)	$20,040,173

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,548,669	$1,559,198	$1,365,793	$1,374,674
Due after one year through five years	6,510,731	6,715,932	6,529,189	6,774,785
Due after five years through ten years	4,895,574	5,036,321	4,414,211	4,751,903
Due after ten years	1,102,085	1,122,723	1,247,816	1,309,773
Asset-backed securities	2,615,962	2,635,771	2,540,809	2,565,802
Mortgage-backed securities:
Commercial	992,442	1,029,317	915,923	990,303
Agency residential	2,257,474	2,298,973	2,206,139	2,267,739
Non-agency residential	9,253	9,245	5,187	5,194
Total fixed maturity securities	$19,932,190	$20,407,480	$19,225,067	$20,040,173

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(332,708)	$(277,023)
Change in unrealized appreciation (depreciation), pre-tax	(332,708)	(277,023)
Deferred tax benefit (expense)	40,427	29,024
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(292,281)	$(247,999)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$230,960	$(9,326)	$14,778	$(2,211)	$245,738	$(11,537)
Obligations of U.S. states and political subdivisions	57,823	(1,709)	12,079	(1,032)	69,902	(2,741)
Corporate securities	1,571,716	(61,150)	253,539	(24,405)	1,825,255	(85,555)
Asset-backed securities	304,407	(1,981)	24,619	(781)	329,026	(2,762)
Mortgage-backed securities
Commercial	152,882	(5,290)	5,600	(962)	158,482	(6,252)
Agency residential	899,288	(13,640)	54,717	(1,084)	954,005	(14,724)
Non-agency residential	6,266	(10)	156	(2)	6,422	(12)
Foreign government securities	215,989	(11,701)	123,143	(15,459)	339,132	(27,160)
Foreign corporate securities	782,295	(32,134)	100,457	(10,576)	882,752	(42,710)
Total fixed maturity securities	$4,221,626	$(136,941)	$589,088	$(56,512)	$4,810,714	$(193,453)

	Duration of Unrealized Loss at March 31, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$159,736	$(6,665)	$108,331	$(10,340)	$268,067	$(17,005)
Due in one year through five years	1,117,370	(33,855)	246,205	(20,081)	1,363,575	(53,936)
Due in five years through ten years	1,231,926	(60,905)	60,821	(7,511)	1,292,747	(68,416)
Due after ten years	349,751	(14,595)	88,639	(15,751)	438,390	(30,346)
Asset-backed securities	304,407	(1,981)	24,619	(781)	329,026	(2,762)
Mortgage-backed securities	1,058,436	(18,940)	60,473	(2,048)	1,118,909	(20,988)
Total fixed maturity securities	$4,221,626	$(136,941)	$589,088	$(56,512)	$4,810,714	$(193,453)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2021 were $,4,810714 thousand and $193,453 thousand, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2021, did not exceed 1.3% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second the largest unrealized loss position at March 31, 2021, comprised less than 0.1% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $136,941 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $130,331 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $56,512 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $38,150 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $2,678,449 thousand and $124,812 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.7.% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.1% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $67,958 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $63,424 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $56,854 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $33,533 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Fixed maturities	$140,916	$137,924
Equity securities	4,838	3,521
Short-term investments and cash	180	2,175
Other invested assets:
Limited partnerships	114,333	21,568
Other	6,019	(13,071)
Gross investment income before adjustments	266,286	152,117
Funds held interest income (expense)	7,966	8,216
Future policy benefit reserve income (expense)	(291)	(211)
Gross investment income	273,961	160,122
Investment expenses	(13,548)	(12,322)
Net investment income	$260,413	$147,800

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

The Company had contractual commitments to invest up to an additional $1,413,543 thousand in limited partnerships and private placement loans at March 31, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $734,888 thousand.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Fixed maturity securities, market value:
Allowance for credit losses	$(6,977)	$(21,774)
Gains (losses) from sales	9,174	(14,076)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	-
Gains (losses) from fair value adjustments	-	(1,123)
Equity securities, fair value:
Gains (losses) from sales	6,238	(27,599)
Gains (losses) from fair value adjustments	29,056	(144,003)
Other invested assets	1,346	(2,327)
Short-term investments gain (loss)	66	314
Total net realized capital gains (losses)	$38,902	$(210,588)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
			Foreign	Foreign			Foreign	Foreign
	Corporate	Asset-Backed	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$(1,220)	$-	$(22)	$(503)	$(1,745)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(2,383)	(4,915)	-	-	(7,298)	(17,305)	(519)	(3,950)	(21,774)
Increases in allowance on previously					-
impaired securities	-	-	-	-	-	-	-	-	-
Decreases in allowance on previously					-
impaired securities	-	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	-	-	22	298	320	-	-	-	-

Balance as of March 31, 2021	$(3,603)	$(4,915)	$-	$(205)	$(8,723)	$(17,305)	$(519)	$(3,950)	$(21,774)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Proceeds from sales of fixed maturity securities	$228,278	$501,953
Gross gains from sales	14,864	14,001
Gross losses from sales	(5,690)	(28,077)

Proceeds from sales of equity securities	$281,313	$112,841
Gross gains from sales	12,304	2,584
Gross losses from sales	(6,066)	(30,183)

4. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$16,398,997	$13,611,313
Less reinsurance recoverables	(1,843,691)	(1,640,712)
Net reserves beginning of period	14,555,306	11,970,601

Incurred related to:
Current year	1,713,253	1,433,440
Prior years	(1,834)	(2,600)
Total incurred losses and LAE	1,711,419	1,430,840

Paid related to:
Current year	215,302	168,528
Prior years	837,051	907,790
Total paid losses and LAE	1,052,353	1,076,318

Foreign exchange/translation adjustment	(5,841)	(156,565)

Net reserves end of period	15,208,531	12,168,558
Plus reinsurance recoverables	1,882,113	1,651,946
Gross reserves end of period	$17,090,644	$13,820,504

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1,713,253 thousand and $1,433,440 thousand for the three months ended March 31, 2021 and 2020, respectively. The increase in current year incurred losses in 2021 compared to 2020 was primarily due to a $240,000 thousand increase in catastrophe losses and the impact of the increase in premiums earned.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At March 31, 2021, $1,495,500 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,330,224 thousand of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2021 and December 31, 2020 of $912,126 thousand and $784,746 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,293,926	$-	$1,293,926	$-
Obligations of U.S. States and political subdivisions	596,049	-	596,049	-
Corporate securities	7,395,011	-	6,690,469	704,542
Asset-backed securities	2,635,771	-	1,850,411	785,360
Mortgage-backed securities
Commercial	1,029,317	-	1,029,317	-
Agency residential	2,298,973	-	2,298,973	-
Non-agency residential	9,245	-	9,245	-
Foreign government securities	1,604,230	-	1,604,230	-
Foreign corporate securities	3,544,958	-	3,539,360	5,598
Total fixed maturities, market value	20,407,480	-	18,911,980	1,495,500

Equity securities, fair value	1,400,674	1,343,843	56,831	-

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

In addition, $240,892 thousand and $224,698 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed		Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities		Corporate	Total
Beginning balance fixed maturities at market value	$701,492	$623,033	$5,699	$1,330,224	$617,588	$153,641		$1,750	$772,979
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,789)	(4,168)	3	(5,954)	(214)	4		-	(210)
Included in other comprehensive income (loss)	2,836	(3,135)	49	(250)	(3,357)	(15,882)		-	(19,239)
Purchases, issuances and settlements	2,003	169,630	(153)	171,480	99,064	100,868		(1,750)	198,182
Transfers in and/or (out) of Level 3	-	-	-	-	-	-		-	-
Ending balance	$704,542	$785,360	$5,598	$1,495,500	$713,081	$238,631		$-	$951,712

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$(539)	$-	$	$-	$(539)

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(1,123)	(1,123)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$4,703	$4,703

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Net income (loss) per share:
Numerator
Net income (loss)	$341,862	$16,612
Less: dividends declared-common shares and unvested common shares	(62,229)	(63,277)
Undistributed earnings	279,633	(46,666)
Percentage allocated to common shareholders (1)	98.7%	98.7%
	276,031	(46,082)
Add: dividends declared-common shareholders	61,415	62,488
Numerator for basic and diluted earnings per common share	$337,446	$16,406

Denominator
Denominator for basic earnings per weighted-average common shares	39,543	40,204
Effect of dilutive securities:
Options	54	92
Denominator for diluted earnings per adjusted weighted-average common shares	39,597	40,296

Per common share net income (loss)
Basic	$8.53	$0.41
Diluted	$8.52	$0.41

(1) Basic weighted-average common shares outstanding	39,543	40,204
Basic weighted-average common shares outstanding and unvested common shares expected to vest	40,059	40,713
Percentage allocated to common shareholders	98.7%	98.7%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2021 and 2020.

All outstanding options expire on or between May 18, 2021 and September 19, 2022.

7. COMMITMENTS AND CONTINGENCIES

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

The Company had one equity index put option contract at March 31, 2021, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the March 31, 2021 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.2%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At March 31, 2021, the present value of the theoretical maximum payout using a 3% discount factor was $148,976 thousand. Conversely, if the contract had expired on March 31, 2021, with the S&P index at 3,972.89, there would have been no settlement amount.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2021	2020
The Prudential	$139,981	$140,773
Unaffiliated life insurance company	32,835	35,128

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(329,166)	$40,551	$(288,615)	$(315,200)	$35,802	$(279,398)
Reclassification of net realized losses (gains) included in net income (loss)	(3,542)	(124)	(3,666)	38,177	(6,778)	31,399
Foreign currency translation adjustments	(8,988)	(594)	(9,582)	(58,723)	7,899	(50,824)
Reclassification of benefit plan liability amortization included in net income (loss)	2,586	(543)	2,043	1,165	(245)	920
Total other comprehensive income (loss)	$(339,110)	$39,290	$(299,820)	$(334,581)	$36,678	$(297,903)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2021	2020	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(3,542)	$38,177	Other net realized capital gains (losses)
	(124)	(6,778)	Income tax expense (benefit)
	$(3,666)	$31,399	Net income (loss)

Benefit plan net gain (loss)	$2,586	$1,165	Other underwriting expenses
	(543)	(245)	Income tax expense (benefit)
	$2,043	$920	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Beginning balance of URA (D) on securities	$724,159	$304,425
Current period change in URA (D) of investments - non-credit OTTI	(292,281)	(247,999)
Ending balance of URA (D) on securities	431,878	56,426

Beginning balance of foreign currency translation adjustments	(115,390)	(201,717)
Current period change in foreign currency translation adjustments	(9,582)	(50,824)
Ending balance of foreign currency translation adjustments	(124,972)	(252,541)

Beginning balance of benefit plan net gain (loss)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	2,043	920
Ending balance of benefit plan net gain (loss)	(71,827)	(73,636)

Ending balance of accumulated other comprehensive income (loss)	$235,079	$(269,751)

(Some amounts may not reconcile due to rounding.)

9. CREDIT FACILITIES

The Company has three active credit facilities for a total commitment of up to $1,050,000 thousand and an additional credit facility for a total commitment of up to £52,175 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with the two credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Credit facility interest and fees incurred - Wells Fargo Bank	$105	$123
Loan interest and fees incurred - Federal Home Loan Bank	271	-
Total interest and fees incurred	$376	$123

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2021, was $6,476,618 thousand. As of March 31, 2021, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50,000 thousand under Tranche one of the credit facility as an unsecured revolving credit loan. The loan was fully paid off on June 26, 2020.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2021			At December 31, 2020
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$151,380	12/31/2021	$200,000	$164,242	12/31/2021
	Tranche Two	600,000	598,386	12/31/2021	600,000	589,690	12/31/2021
Total Wells Fargo Bank Group Credit Facility		$800,000	$749,766		$800,000	$753,932

Bermuda Re Wells Fargo Letter of Credit Facility

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “Bermuda Re Wells Fargo Letter of Credit Facility.” The Bermuda Re Wells Fargo Letter of Credit Facility provides for the issuance of up to $50,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$50,000	$42,893	12/31/2021	$-	$-
		-			-
	$50,000	$42,893		$-	$-

Bermuda Re Citibank Letter of Credit Facility

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$1,264	11/24/2021	$200,000	$4,425	02/28/2021
		452	12/16/2021		3,672	11/24/2021
		156	12/20/2021		448	12/16/2021
		139,005	12/31/2021		115	12/20/2021
		4,425	02/28/2022		136,383	12/31/2021
		828	08/15/2022		39,619	12/30/2024
		40,147	03/30/2025		821	08/15/2022
Total Citibank Bilateral Agreement	$200,000	$186,277		$200,000	$185,483

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393,047 thousand (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2020 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2021, was $6,613,571 thousand. As of March 31, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£52,175	£52,175	12/31/2024	£52,175	£52,175	12/31/2023
	-	-		-	-
Total Lloyd's Bank Credit Facility	£52,175	£52,175		£52,175	£52,175

Federal Home Loan Bank Membership

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2021, Everest Re had admitted assets of approximately $17,280,068 thousand which provides borrowing capacity of up to approximately $1,728,007 thousand. During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of March 31, 2021, $310,000 of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2021, the total amount on deposit in trust accounts was $1,293,107 thousand.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2021	2020
(Dollars in thousands)
Ceded written premiums	99,110	110,188
Ceded earned premiums	78,107	90,550
Ceded losses and LAE	80,843	45,115

Assumed written premiums	2,476	2,759
Assumed earned premiums	2,476	2,759
Assumed losses and LAE	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $920,339 thousand and $806,564 thousand at March 31, 2021 and December 31, 2020, respectively. Of this amount, Group had investments recorded at $70,419 thousand and $67,645 thousand at March 31, 2021 and December 31, 2020, respectively, in the segregated accounts.

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

On December 1, 2015 the Company entered into two collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. These reinsurance agreements expired in December 2020.

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

On April 8, 2021, the Company entered into six collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The first three agreements are four year reinsurance contracts which provide up to $150,000 thousand, $85,000 thousand and $85,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The remaining three agreements are five year reinsurance contracts which provide up to $150,000 thousand, $90,000 thousand and $90,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes). The $625,000 thousand of Series 2015-1 Notes were fully redeemed and are no longer outstanding. On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 of notes (“Series 2019-2 Notes”). On April 8, 2021 Kilimanjaro issued $320,000 thousand of notes (“Series 2021-1 Notes”) and $330,000 thousand of notes (“Series 2021-2 Notes”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

11. SENIOR NOTES

The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2021		December 31, 2020
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	6/5/2014	6/1/2044	400,000	$397,224	$479,616	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	979,654	976,480	979,524	1,138,100

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

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars In thousands	2021	2020
Interest expense incurred 4.868% Senior notes	$4,868	$4,868
Interest expense incurred 3.5% Senior notes	8,805	-

12. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2021		December 31, 2020
		Original			Consolidated Balance	Market	Consolidated Balance	Market
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,699	$207,648	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 16, 2021 to May 16, 2021 is 2.58%.

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

The Company repurchased and retired $0 thousand and $1,700 thousand of its outstanding long term subordinated notes during the three months ended March 31, 2021 and 2020, respectively. The Company realized a gain of $0 thousand and $502 thousand from the repurchase of the long term subordinated notes for the three months ended March 31, 2021 and 2020, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand. In addition, during 2020, the Company repurchased and retired $13,183 thousand of the notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest expense incurred	$1,462	$2,538

13. SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
Reinsurance	March 31,
(Dollars in thousands)	2021	2020
Gross written premiums	$2,059,015	$1,777,771
Net written premiums	1,912,950	1,613,094

Premiums earned	$1,777,452	$1,485,221
Incurred losses and LAE	1,271,906	1,020,642
Commission and brokerage	408,724	370,356
Other underwriting expenses	51,996	44,139
Underwriting gain (loss)	$44,826	$50,084

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2021	2020
Gross written premiums	$872,418	$793,100
Net written premiums	640,987	588,385

Premiums earned	$610,413	$551,593
Incurred losses and LAE	439,513	410,198
Commission and brokerage	80,287	78,166
Other underwriting expenses	90,235	84,721
Underwriting gain (loss)	$378	$(21,492)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Underwriting gain (loss)	$45,204	$28,592
Net investment income	260,413	147,800
Net realized capital gains (losses)	38,902	(210,588)
Corporate expenses	(12,378)	(9,833)
Interest, fee and bond issue cost amortization expense	(15,639)	(7,583)
Other income (expense)	56,593	7,990
Income (loss) before taxes	$373,095	$(43,622)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
United Kingdom gross written premium	$366,148	$306,708

No other country represented more than 5% of the Company’s revenues.

14. SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2021, a total of 205,266 restricted stock awards were granted: 194,610 and 10,656 restricted share awards were granted on February 23, 2021 and February 24, 2021, with a fair value of $242.24 per share and $244.445 per share, respectively. Additionally, 22,205 performance share unit awards were granted on February 23, 2021, with a fair value of $242.24 per unit.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Service cost	$2,738	$4,011
Interest cost	1,999	2,483
Expected return on plan assets	(5,580)	(5,197)
Amortization of net (income) loss	2,730	1,213
Net periodic benefit cost	$1,887	$2,510

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Service cost	$281	$141
Interest cost	181	215
Amortization of prior service cost	(144)	(48)
Net periodic benefit cost	$318	$308

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2021 and 2020, respectively.

16. INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, the Netherlands, Singapore, Switzerland, the United Kingdom, and the United States. The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035. The Company’s non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.

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

There continues to be a negative impact on industry underwriting results from the pandemic. These impacts vary significantly from country to country depending on the rate of infections and the corresponding mandated business restrictions.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 appears to be further pressuring the increase of rates. Rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2021	2020	(Decrease)
Gross written premiums	$2,931.4	$2,570.9	14.0%
Net written premiums	2,553.9	2,201.5	16.0%

REVENUES:
Premiums earned	$2,387.9	$2,036.8	17.2%
Net investment income	260.4	147.8	76.2%
Net realized capital gains (losses)	38.9	(210.6)	-118.5%
Other income (expense)	56.6	8.0	NM
Total revenues	2,743.8	1,982.0	38.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,711.4	1,430.8	19.6%
Commission, brokerage, taxes and fees	489.0	448.5	9.0%
Other underwriting expenses	142.2	128.9	10.4%
Corporate expenses	12.4	9.8	25.9%
Interest, fees and bond issue cost amortization expense	15.6	7.6	106.2%
Total claims and expenses	2,370.7	2,025.6	17.0%

INCOME (LOSS) BEFORE TAXES	373.1	(43.6)	NM
Income tax expense (benefit)	31.2	(60.2)	NM
NET INCOME (LOSS)	$341.9	$16.6	NM

RATIOS:			Point Change
Loss ratio	71.7%	70.3%	1.4
Commission and brokerage ratio	20.5%	22.0%	(1.5)
Other underwriting expense ratio	5.9%	6.3%	(0.4)
Combined ratio	98.1%	98.6%	(0.5)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2021	2020	(Decrease)
Balance sheet data:
Total investments and cash	$25,940.8	$25,461.6	1.9%
Total assets	33,595.4	32,788.4	2.5%
Loss and loss adjustment expense reserves	17,090.6	16,399.0	4.2%
Total debt	1,910.6	1,910.4	-%
Total liabilities	23,912.5	23,062.2	3.7%
Shareholders' equity	9,682.9	9,726.2	-0.4%
Book value per share	241.57	243.25	-0.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 14.0% to $2,931.4 million for the three months ended March 31, 2021, compared to $2,570.9 million for the three months ended March 31, 2020, reflecting a $281.2 million, or 15.8%, increase in our reinsurance business and a $79.3 million, or 10.0%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings, as well as $26.9 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 16.0% to $2,553.9 million for the three months ended March 31, 2021, compared to $2,201.5 million for the three months ended March 31, 2020. This change is consistent with the change in gross written premiums. Premiums earned increased by 17.2% to $2,387.9 million for the three months ended March 31, 2021, compared to $2,036.8 million for the three months ended March 31, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased by 76.2% to $260.4 million for the three months ended March 31, 2021, compared with investment income of $147.8 million for the three months ended March 31, 2020. Net pre-tax investment income, as a percentage of average invested assets, was 4.2% for the three months ended March 31, 2021 compared to 2.9% for the three months ended March 31, 2020. The increases in both income and yield were primarily the result of an increase in limited partnership income.

Net Realized Capital Gains (Losses). Net realized capital gains were $38.9 million and net realized capital losses were $210.6 million for the three months ended March 31, 2021 and 2020, respectively. The net realized capital gains of $38.9 million for the three months ended March 31, 2021 were comprised of $29.1 million of net gains from fair value re-measurements and $16.8 million of net realized capital gains from sales of investments, partially offset by $7.0 million of allowances for credit losses. The net realized capital losses of $210.6 million for the three months ended March 31, 2020 were comprised of $145.1 million of net losses from fair value re-measurements, $43.7 million of net realized capital losses from sales of investments and $21.8 million of allowances for credit losses.

Other Income (Expense). We recorded other income of $56.6 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $51.8 million and $20.6 million for the three months ended March 31, 2021 and 2020, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,443.3	60.4%		$(1.8)	-0.1%		$1,441.4	60.3%
Catastrophes	270.0	11.3%		-	-%		270.0	11.3%
Total	$1,713.3	71.7%		$(1.8)	-0.1%		$1,711.4	71.7%

2020
Attritional	$1,403.4	68.9%		$(2.6)	-0.1%		$1,400.8	68.8%
Catastrophes	30.0	1.5%		-	-%		30.0	1.5%
Total	$1,433.4	70.4%		$(2.6)	-0.1%		$1,430.8	70.3%

Variance 2021/2020
Attritional	$39.8	(8.5)	pts	$0.8	-	pts	$40.6	(8.5)	pts
Catastrophes	240.0	9.8	pts	-	-	pts	240.0	9.8	pts
Total	$279.8	1.3	pts	$0.8	-	pts	$280.6	1.4	pts

Incurred losses and LAE increased by 19.6% to $1,711.4 million for the three months ended March 31, 2021, compared to $1,430.8 million for the three months ended March 31, 2020, primarily due to an increase of $240.0 million in current year catastrophe losses and a rise of $39.8 million in current year attritional losses, mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $270.0 million for the three months ended March 31, 2021 related to the Texas winter storms ($260.0 million) and the 2021 Australia floods ($10.0 million). The $30.0 million of current year catastrophe losses for the three months ended March 31, 2020 related to the Nashville tornadoes ($10.0 million), Australia East Coast Storm ($10.0 million) and the Australia fires ($10.0 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 9.0% to $489.0 million for the three months ended March 31, 2021, compared to $448.5 million for the three months ended March 31, 2020. The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $142.2 million and $128.9 million for the three months ended March 31, 2021 and 2020, respectively. The increases in other underwriting expenses were mainly due to the continued build out of our insurance operations and the impact of the increases in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $12.4 million and $9.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase was mainly due to higher compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $15.6 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to interest expense on the $1,000.0 million senior note issuance in October 2020 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.58% as of March 31, 2021.

Income Tax Expense (Benefit). We had an income tax expense of $31.2 million and an income tax benefit of $60.2 million for the three months ended March 31, 2021 and 2020, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The annualized effective tax rate (“AETR”) is primarily affected by tax-exempt investment income, qualifying dividends and foreign tax credits. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) for the three months ended

March 31, 2021 as compared to the three months ended March 31, 2020 results primarily from higher investment income, realized investment gains and earned premiums, partially offset by incurred losses.

The CARES Act was passed by Congress and signed into law by the President on March 27, 2020 in response to the COVID-19 pandemic. Among the provisions of the CARES Act was a special tax provision which allowed companies to elect to carryback five years net operating losses incurred in the 2018, 2019 and/or 2020 tax years. The Tax Cuts and Jobs Act of 2017 had eliminated net operating loss carrybacks for most companies. The Company determined that the special five year loss carryback tax provision provided a tax benefit of $31.0 million which it recorded in the quarter ended March 31, 2020.

Net Income (Loss).

Our net income was $341.9 million and $16.6 million for the three months ended March 31, 2021 and 2020, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 0.5 points to 98.1% for the three months ended March 31, 2021, compared to 98.6% for the three months ended March 31, 2020. The loss ratio component increased 1.4 points for the three months ended March 31, 2021 over the same period last year mainly due an increase of $240.0 million in current year catastrophe losses. The commission and brokerage ratio components decreased to 20.5% for the three months ended March 31, 2021 compared to 22.0% for the three months ended March 31, 2020 mainly due to changes in the mix of business. The other underwriting expense ratios decreased slightly to 5.9% for the three months ended March 31, 2021 compared to 6.3% for the three months ended March 31, 2020.

Shareholders’ Equity.

Shareholders’ equity decreased by $43.3 million to $9,682.9 million at March 31, 2021 from $9,726.2 million at December 31, 2020, principally as a result of $292.3 million of unrealized depreciation on investments net of tax, $62.2 million of shareholder dividends, the repurchase of 97,462 common shares for $23.5 million and $9.6 million of net foreign currency translation adjustments, partially offset by $341.9 million of net income, $2.0 million of net benefit plan obligation adjustments, net of tax and $0.4 million of share-based compensation transactions.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 76.2% to $260.4 million for the three months ended March 31, 2021, compared with investment income of $147.8 million for the three months ended March 31, 2020. The increase was primarily due an increase in limited partnership income.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Fixed maturities	$140.9	$137.9
Equity securities	4.8	3.5
Short-term investments and cash	0.2	2.2
Other invested assets
Limited partnerships	114.3	21.6
Other	6.0	(13.1)
Gross investment income before adjustments	266.3	152.1
Funds held interest income (expense)	8.0	8.2
Future policy benefit reserve income (expense)	(0.3)	(0.2)
Gross investment income	274.0	160.1
Investment expenses	(13.5)	(12.3)
Net investment income	$260.4	$147.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2021	2020
Imbedded pre-tax yield of cash and invested assets	3.0%	3.0%
Imbedded after-tax yield of cash and invested assets	2.6%	2.6%

	Three Months Ended
	March 31,
	2021	2020
Annualized pre-tax yield on average cash and invested assets	4.2%	2.9%
Annualized after-tax yield on average cash and invested assets	3.7%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$14.9	$14.0	$0.9
Losses	(5.7)	(28.1)	22.4
Total	9.2	(14.1)	23.3

Equity securities, fair value:
Gains	12.3	2.6	9.7
Losses	(6.1)	(30.2)	24.1
Total	6.2	(27.6)	33.8

Other Invested Assets:
Gains	1.4	3.0	(1.6)
Losses	(0.1)	(5.4)	5.3
Total	1.3	(2.3)	3.6

Short Term Investments:
Gains	0.1	0.3	(0.2)
Losses	-	-	-
Total	0.1	0.3	(0.2)

Total net realized gains (losses) from sales:
Gains	28.7	19.9	8.8
Losses	(11.9)	(63.6)	51.7
Total	16.8	(43.7)	60.5

Allowance for credit losses:	(7.0)	(21.8)	14.8

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(1.1)	1.1
Equity securities, fair value	29.1	(144.0)	173.1
Total	29.1	(145.1)	174.2

Total net realized capital gains (losses)	$38.9	$(210.6)	$249.5

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $38.9 million and net realized capital losses were $210.6 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, we recorded 29.1 million of net gains from fair value re-measurements and $16.8 million of net realized capital gains from sales of investments, partially offset by $7.0 million of allowances for credit losses. For the three months ended March 31, 2020, we recorded $145.1 million of net losses from fair value re-measurements, $43.7 million of net realized capital losses from sales of investments and $21.8 million of allowances for credit losses. The fixed maturity and equity sales for the three months ended March 31, 2021 and 2021 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

Our loss and LAE reserves are management’s best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information, and in particular, recently reported loss claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance	% Change
Gross written premiums	$2,059.0	$1,777.8	$281.2	15.8%
Net written premiums	1,913.0	1,613.1	299.9	18.6%

Premiums earned	$1,777.5	$1,485.2	$292.2	19.7%
Incurred losses and LAE	1,271.9	1,020.6	251.3	24.6%
Commission and brokerage	408.7	370.4	38.4	10.4%
Other underwriting expenses	52.0	44.1	7.9	17.9%
Underwriting gain (loss)	$44.8	$50.1	$(5.3)	-10.6%

				Point Chg
Loss ratio	71.6%	68.7%		2.9
Commission and brokerage ratio	23.0%	24.9%		(1.9)
Other underwriting expense ratio	2.9%	3.0%		(0.1)
Combined ratio	97.5%	96.6%		0.9

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 15.8% to $2,059.0 million for the three months ended March 31, 2021 from $1,777.8 million for the three months ended March 31, 2020, primarily due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings as well as a $26.9 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 18.6% to $1,913.0 million for the three months ended March 31, 2021 compared to $1,613.1 million for the three months ended March 31, 2020. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 19.7% to $1,775.5 million for the three months ended March 31, 2021, compared to $1,485.2 million for the three months ended March 31, 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,051.2	59.1%		$(1.8)	-0.1%		1,049.4	59.0%
Catastrophes	222.5	12.5%		-	-%		222.5	12.5%
Total Segment	$1,273.7	71.6%		$(1.8)	-0.1%		$1,271.9	71.6%

2020
Attritional	$998.8	67.2%		$(2.6)	-0.2%		$996.1	67.0%
Catastrophes	24.5	1.7%		-	-%		24.5	1.7%
Total Segment	$1,023.3	68.9%		$(2.6)	-0.2%		$1,020.6	68.7%

Variance 2021/2020
Attritional	$52.5	(8.1)	pts	$0.8	0.1	pts	$53.3	(8.0)	pts
Catastrophes	198.0	10.8	pts	-	-	pts	198.0	10.8	pts
Total Segment	$250.5	2.7	pts	$0.8	0.1	pts	$251.3	2.9	pts

Incurred losses increased by 24.6% to $1,271.9 million for the three months ended March 31, 2021, compared to $1,020.6 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $198.0 million in current year catastrophe losses and an increase of $52.5 million in current year attritional losses, mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $222.5 million for the three months ended March 31, 2021 related primarily to the Texas winter storms ($212.5 million) and the 2021 Australia floods ($10.0 million). The $24.5 million of current year catastrophe losses for the three months ended March 31, 2020 related to the Australian East Coast storm ($10.0 million), Australia fires ($10.0 million) and the Nashville tornadoes ($4.5 million).

Segment Expenses. Commission and brokerage expenses increased by 10.4% to $408.7 million for the three months ended March 31, 2021 compared to $370.4 million for the three months ended March 31, 2020. This increase was mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $52.0 million for the three months ended March 31, 2021 from $44.1 million for the three months ended March 31, 2020. This increase was mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance	% Change
Gross written premiums	$872.4	$793.1	$79.3	10.0%
Net written premiums	641.0	588.4	52.6	8.9%

Premiums earned	$610.4	$551.6	$58.8	10.7%
Incurred losses and LAE	439.5	410.2	29.3	7.1%
Commission and brokerage	80.3	78.2	2.1	2.7%
Other underwriting expenses	90.2	84.7	5.5	6.5%
Underwriting gain (loss)	$0.4	$(21.5)	$21.9	NM

				Point Chg
Loss ratio	72.0%	74.4%		-2.4
Commission and brokerage ratio	13.2%	14.2%		-1.0
Other underwriting expense ratio	14.8%	15.3%		-0.5
Combined ratio	99.9%	103.9%		-4.0

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 10.0% to $872.4 million for the three months ended March 31, 2021 compared to $793.1 million for the three months ended March 31, 2020. This rise was related to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business. Net written premiums increased by 8.9% to $641.0 million for the three months ended March 31, 2021 compared to $588.4 million for the three months ended March 31, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 10.7% to $610.4 million for the three months ended March 31, 2021 compared to $551.6 million for the three months ended March 31, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$392.0	64.2%		$-	-%		$392.0	64.2%
Catastrophes	47.5	7.8%		-	-%		47.5	7.8%
Total Segment	$439.5	72.0%		$-	-%		$439.5	72.0%

2020
Attritional	$404.7	73.4%		$-	-%		$404.7	73.4%
Catastrophes	5.5	1.0%		-	-%		5.5	1.0%
Total Segment	$410.2	74.4%		$-	-%		$410.2	74.4%

Variance 2021/2020
Attritional	$(12.7)	(9.2)	pts	$-	-	pts	$(12.7)	(9.2)	pts
Catastrophes	42.0	6.8	pts	-	-	pts	42.0	6.8	pts
Total Segment	$29.3	(2.4)	pts	$-	-	pts	$29.3	(2.4)	pts

Incurred losses and LAE increased by 7.1% to $439.5 million for the three months ended March 31, 2021 compared to $410.2 million for the three months ended March 31, 2021. The increase was mainly due to an increase in current year catastrophe losses of $42.0 million, partially offset by a decrease of $12.7 million in current year attritional losses. The current year catastrophe losses of $47.5 million for the three months ended March 31, 2021 related to the Texas winter storms ($47.5 million). The $5.5 million of current year catastrophe losses for the three months ended March 31, 2020 related primarily to the Nashville tornadoes ($5.5 million).

Segment Expenses. Commission and brokerage increased by 2.7% to $80.3 million for the three months ended March 31, 2021 compared to $78.2 million for the three months ended March 31, 2020. The increase was mainly due to the impact of the increases in premiums earned.

Segment other underwriting expenses increased to $90.2 million for the three months ended March 31, 2021 compared to $84.7 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $25,940.8 million at March 31, 2021, an increase of $479.2 million compared to $25,461.6 million at December 31, 2020. This increase was primarily the result of $904.4 million of cash flows from operations and $116.8 million in equity adjustments of our limited partnership investments, partially offset by $332.7 million of pre-tax unrealized depreciation, $93.6 million decrease in unsettled securities, $62.2 million paid out in dividends to shareholders, $56.9 million in fair value re-measurements, the repurchases of 97,462 common shares for $23.5 million, $17.3 million of amortization bond premium and $10.2 million due to fluctuations in foreign currencies.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At March 31, 2021, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 81% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2021		At December 31, 2020
Fixed maturities, market value	$20,407.5	78.7%	$20,040.2	78.7%
Equity securities, fair value	1,400.7	5.4%	1,472.2	5.8%
Short-term investments	826.8	3.1%	1,135.0	4.5%
Other invested assets	2,173.2	8.4%	2,012.6	7.9%
Cash	1,132.7	4.4%	801.7	3.1%
Total investments and cash	$25,940.8	100.0%	$25,461.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2021	December 31, 2020
Fixed income portfolio duration (years)	3.5	3.6
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.0%	3.0%
Imbedded end of period yield, after-tax	2.6%	2.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Fixed income portfolio total return	(1.1)%	6.3%
Barclay's Capital - U.S. aggregate index	(3.4)%	7.5%

Common equity portfolio total return	2.5%	26.7%
S&P 500 index	6.2%	18.4%

Other invested asset portfolio total return	8.2%	8.3%

The pre-tax equivalent total return for the bond portfolio was approximately (1.1)% and 5.3%, respectively, for the three months ended March 31, 2021 and the twelve months ended December 31, 2020. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $2,029.7 million and $1,994.6 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $698.3 million, or 34.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $189.0 million, or 9.3%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $109.0 million or 5.4% was receivable from Endurance Specialty Holdings, Ltd. (“Endurance”). No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $17,090.6 million and $16,399.0 million at March 31, 2021 and December 31, 2020, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2021
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,197.0	$7,111.7	$12,308.6	72.0%
Insurance	1,274.2	3,305.2	4,579.4	26.8%
Total excluding A&E	6,471.2	10,416.8	16,888.0	98.8%
A&E	172.9	29.7	202.6	1.2%
Total including A&E	$6,644.1	$10,446.5	$17,090.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,092.7	$6,723.8	$11,816.5	72.1%
Insurance	1,282.1	3,082.6	4,364.8	26.6%
Total excluding A&E	6,374.8	9,806.4	16,181.3	98.7%
A&E	184.0	33.8	217.7	1.3%
Total including A&E	$6,558.8	$9,840.2	$16,399.0	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2021	2020
Gross reserves	$204.2	$219.3
Reinsurance receivable	(20.1)	(21.1)
Net reserves	$184.1	$198.3

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2021, we had net asbestos loss reserves of $181.6 million, or 98.7%, of total net A&E reserves, all of which was for assumed business.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.1 years at March 31, 2021. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity decreased to $9,682.9 million as of March 31, 2021 from $9,726.2 million as of December 31, 2020. This decrease was the result of $292.3 million of unrealized depreciation on investments net of tax, $62.2 million of shareholder dividends, the repurchase of 97,462 common shares for $23.5 million and $9.6 million of net foreign currency translation adjustments, partially offset by $341.9 million of net income, $2.0 million of net benefit plan obligation adjustments, net of tax and $0.4 million of share-based compensation transactions.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at March 31, 2021 and December 31, 2020 was $9,682.9 million and $9,726.2 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2020	2019	2020	2019
Regulatory targeted capital	$1,923.2	$2,061.1	$2,489.8	$2,001.2
Actual capital	$2,930.3	$3,197.4	$5,276.0	$3,739.1

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

During the first quarter of 2021, we repurchased 97,462 shares for $23.5 million in the open market and paid $62.2 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $249.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of March 31, 2021, we had repurchased 29.7 million shares under this authorization.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $904.4 million and $506.0 million for the three months ended March 31, 2021 and 2020, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $173.6 million and $219.3 million for the three months ended March 31, 2021 and 2020, respectively and net tax payments of $6.4 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2021 and December 31, 2020, we held cash and short-term investments of $1,959.4 million and $1,936.6 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2021, we had $1,559.2 million of available for sale fixed maturity securities maturing within one year or less, $6,715.9 million maturing within one to five years and $6,159.0 million maturing after five years. Our $1,400.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At March 31, 2021 we had $484.0 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $677.5 million of pre-tax unrealized appreciation and $193.5 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25%

of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2021, was $6,476.6 million. As of March 31, 2021, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2021 and December 31, 2020, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At March 31, 2021, the Group Credit Facility had $151.4 million outstanding letters of credit under tranche one and $598.4 million outstanding letters of credit under tranche two. At December 31, 2020, the Group Credit Facility had $164.2 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393.0, million (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2021, was $6,613.6 million. As of March 31, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

At March 31, 2021 and December 31, 2020, Everest International Credit Facility had £52.2 million of outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.1 million for the three months ended March 31, 2021 and 2020.

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2021, Everest Re had admitted assets of approximately $17,280.1 million which provides borrowing capacity of up to approximately $1,728.0 million. As of March 31, 2021, Everest Re had $310.0 million of outstanding borrowings through its FHLB borrowing capacity. The $310.0 million of collateralized borrowings have interest payable at a rate of 0.35%.

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

Interest Rate Risk. Our $25.9 billion investment portfolio, at March 31, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,337.6 million of mortgage-backed securities in the $20,407.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $826.8 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2021
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$22,698.1	$21,966.2	$21,234.2	$20,502.3	19,770.4
Market/Fair Value Change from Base (%)	6.9%	3.4%	0.0%	(3.4)%	(6.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,280.3	$640.2	$-	$(640.2)	$(1,280.3)

We had $17,090.6 million and $16,399.0 million of gross reserves for losses and LAE as of March 31, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 2.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $13.8 billion, representing approximately 65.1% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,120.5	$1,260.6	$1,400.7	$1,540.7	$1,680.8
After-tax Change in Fair/Market Value	$(227.7)	$(113.8)	$-	$113.8	$227.7

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

ITEM 1A.RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2021	-	$-	-	2,357,803
February 1 - 28, 2021	49,610	$241.4919	4,100	2,353,703
March 1 - 31, 2021	93,362	$241.7088	93,362	2,260,341
Total	142,972	$-	97,462	2,260,341

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

10.1

Credit Agreement, dated February 23, 2021, between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. as administrative agent, providing for an $50.0 million credit facility, filed herewith

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

Dated: May 10, 2021