Form 10-Q
period 2021-06-30
EVEREST RE GROUP LTD
filed 2021-08-05
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At August 1, 2021
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,872,807

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2021	2020
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$21,275,199	$20,040,173
(amortized cost: 2021, $20,718,717; 2020, $19,225,067, credit allowances: 2021, $(24,650); 2020, $(1,745))
Equity securities, at fair value	1,485,833	1,472,236
Short-term investments (cost: 2021, $629,943; 2020, $1,135,088)	629,943	1,134,950
Other invested assets (cost: 2021, $2,558,631; 2020, $2,012,581)	2,558,631	2,012,581
Cash	1,106,345	801,651
Total investments and cash	27,055,951	25,461,591
Accrued investment income	170,907	141,304
Premiums receivable	3,199,024	2,680,562
Reinsurance receivables	2,032,363	1,994,555
Funds held by reinsureds	798,780	716,655
Deferred acquisition costs	748,897	622,053
Prepaid reinsurance premiums	495,657	412,015
Income taxes net recoverable	-	17,253
Other assets	868,477	742,369
TOTAL ASSETS	$35,370,056	$32,788,357

LIABILITIES:
Reserve for losses and loss adjustment expenses	$17,645,762	$16,398,997
Future policy benefit reserve	36,497	37,723
Unearned premium reserve	4,024,050	3,501,359
Funds held under reinsurance treaties	17,520	15,807
Other net payable to reinsurers	379,524	294,347
Losses in course of payment	198,352	127,971
Senior notes due 6/1/2044	397,254	397,194
Senior notes due 10/15/2050	979,784	979,524
Long term notes due 5/1/2067	223,724	223,674
Borrowings from FHLB	310,000	310,000
Accrued interest on debt and borrowings	9,641	10,460
Unsettled securities payable	124,559	206,693
Income taxes net payable	35,089	-
Other liabilities	571,511	558,432
Total liabilities	24,953,267	23,062,181

Commitments and contingencies (Note 7)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2021) 69,817
and (2020) 69,620 outstanding before treasury shares	698	696
Additional paid-in capital	2,256,390	2,245,301
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $56,797 at 2021 and $80,451 at 2020	357,178	534,899
Treasury shares, at cost; 29,802 shares (2021) and 29,636 shares (2020)	(3,662,499)	(3,622,172)
Retained earnings	11,465,022	10,567,452
Total shareholders' equity	10,416,789	9,726,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,370,056	$32,788,357

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,558,372	$2,042,405	$4,946,237	$4,079,219
Net investment income	407,095	38,083	667,508	185,883
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(15,927)	(4,063)	(22,904)	(25,837)
Other net realized capital gains (losses)	120,036	188,711	165,915	(103)
Total net realized capital gains (losses)	104,109	184,648	143,011	(25,940)
Other income (expense)	7,114	(20,621)	63,707	(12,631)
Total revenues	3,076,690	2,244,515	5,820,463	4,226,531

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,586,141	1,407,016	3,297,560	2,837,856
Commission, brokerage, taxes and fees	557,749	466,316	1,046,760	914,838
Other underwriting expenses	140,844	118,130	283,075	246,990
Corporate expenses	16,168	8,733	28,546	18,566
Interest, fees and bond issue cost amortization expense	15,607	7,253	31,246	14,836
Total claims and expenses	2,316,509	2,007,448	4,687,187	4,033,086

INCOME (LOSS) BEFORE TAXES	760,181	237,067	1,133,276	193,445
Income tax expense (benefit)	80,199	46,187	111,432	(14,047)

NET INCOME (LOSS)	$679,982	$190,880	$1,021,844	$207,492

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	84,171	551,753	(204,444)	272,354
Reclassification adjustment for realized losses (gains) included in net income (loss)	1,590	(7,257)	(2,076)	24,142
Total URA(D) on securities arising during the period	85,761	544,496	(206,520)	296,496

Foreign currency translation adjustments	34,295	20,586	24,713	(30,238)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,043	1,806	4,086	2,726
Total benefit plan net gain (loss) for the period	2,043	1,806	4,086	2,726
Total other comprehensive income (loss), net of tax	122,099	566,888	(177,721)	268,984

COMPREHENSIVE INCOME (LOSS)	$802,081	$757,768	$844,123	$476,476

EARNINGS PER COMMON SHARE:
Basic	$16.97	$4.78	$25.50	$5.14
Diluted	16.95	4.77	25.47	5.13

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2021	2020
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	39,983,481	40,798,963
Issued during the period, net	196,481	159,423
Treasury shares acquired	(97,462)	(970,892)
Balance, March 31	40,082,500	39,987,494
Issued during the period, net	940	(15,849)
Treasury shares acquired	(68,100)	-
Balance, June 30	40,015,340	39,971,645

COMMON SHARES (par value):
Balance, January 1	$696	$694
Issued during the period, net	2	2
Balance, March 31	698	696
Issued during the period, net	-	-
Balance, June 30	698	696

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,245,301	2,219,660
Share-based compensation plans	436	(3,181)
Balance, March 31	2,245,737	2,216,479
Share-based compensation plans	10,653	9,514
Balance, June 30	2,256,390	2,225,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	534,899	28,152
Net increase (decrease) during the period	(299,820)	(297,903)
Balance, March 31	235,079	(269,751)
Net increase (decrease) during the period	122,099	566,888
Balance, June 30	357,178	297,137

RETAINED EARNINGS:
Balance, January 1	10,567,452	10,306,571
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	-	(4,214)
Net income (loss)	341,862	16,612
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(62,228)	(63,277)
Balance, March 31	10,847,086	10,255,692
Net income (loss)	679,982	190,880
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(62,046)	(61,927)
Balance, June 30	11,465,022	10,384,645

TREASURY SHARES AT COST:
Balance, January 1	(3,622,172)	(3,422,152)
Purchase of treasury shares	(23,545)	(200,020)
Balance, March 31	(3,645,717)	(3,622,172)
Purchase of treasury shares	(16,782)	-
Balance, June 30	(3,662,499)	(3,622,172)

TOTAL SHAREHOLDERS' EQUITY, June 30	$10,416,789	$9,286,299

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,021,844	$207,492
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(499,647)	(252,609)
Decrease (increase) in funds held by reinsureds, net	(79,485)	(23,498)
Decrease (increase) in reinsurance receivables	15,836	(147,515)
Decrease (increase) in income taxes	76,452	(25,000)
Decrease (increase) in prepaid reinsurance premiums	(71,566)	(29,699)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,144,620	800,816
Increase (decrease) in future policy benefit reserve	(1,226)	(1,933)
Increase (decrease) in unearned premiums	500,077	159,744
Increase (decrease) in other net payable to reinsurers	72,850	89,499
Increase (decrease) in losses in course of payment	70,653	147,427
Change in equity adjustments in limited partnerships	(377,120)	84,066
Distribution of limited partnership income	49,053	40,447
Change in other assets and liabilities, net	(211,735)	(10,313)
Non-cash compensation expense	22,439	19,175
Amortization of bond premium (accrual of bond discount)	37,928	20,547
Net realized capital (gains) losses	(143,011)	25,940
Net cash provided by (used in) operating activities	1,627,962	1,104,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,897,536	1,261,650
Proceeds from fixed maturities sold - available for sale, at market value	599,737	990,273
Proceeds from equity securities sold, at fair value	474,663	213,185
Distributions from other invested assets	112,398	164,975
Cost of fixed maturities acquired - available for sale, at market value	(3,949,973)	(2,301,701)
Cost of equity securities acquired, at fair value	(360,016)	(224,086)
Cost of other invested assets acquired	(309,691)	(343,332)
Net change in short-term investments	506,285	(439,457)
Net change in unsettled securities transactions	(103,527)	49,504
Net cash provided by (used in) investing activities	(1,132,588)	(628,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(11,349)	(12,841)
Purchase of treasury shares	(40,328)	(200,019)
Dividends paid to shareholders	(124,274)	(125,205)
Cost of debt repurchase	-	(10,647)
Cost of shares withheld on settlements of share-based compensation awards	(13,713)	(14,141)
Net cash provided by (used in) financing activities	(189,664)	(362,853)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,016)	1,699

Net increase (decrease) in cash	304,694	114,443
Cash, beginning of period	801,651	808,036
Cash, end of period	$1,106,345	$922,479

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$34,780	$10,895
Interest paid	31,695	14,992

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2021 and 2020

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018, included in the Company’s most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2021 presentation.

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

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At June 30, 2021
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,259,149	$-	$29,365	$(12,756)	$1,275,758
Obligations of U.S. states and political subdivisions	574,398	-	35,933	(986)	609,345
Corporate securities	7,155,688	(18,475)	285,509	(63,018)	7,359,704
Asset-backed securities	3,141,971	(4,915)	35,316	(2,955)	3,169,417
Mortgage-backed securities
Commercial	1,026,809	-	55,125	(3,535)	1,078,399
Agency residential	2,255,348	-	47,124	(12,205)	2,290,267
Non-agency residential	8,220	-	6	(15)	8,211
Foreign government securities	1,494,989	-	80,268	(21,296)	1,553,961
Foreign corporate securities	3,802,145	(1,260)	167,015	(37,763)	3,930,137
Total fixed maturity securities	$20,718,717	$(24,650)	$735,661	$(154,529)	$21,275,199

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325,156	$-	$49,084	$(7,134)	$1,367,106
Obligations of U.S. states and political subdivisions	543,895	-	34,654	(1,254)	577,295
Corporate securities	6,824,800	(1,220)	380,677	(55,231)	7,149,026
Asset-backed securities	2,540,809	-	30,691	(5,698)	2,565,802
Mortgage-backed securities
Commercial	915,923	-	75,275	(895)	990,303
Agency residential	2,206,139	-	64,663	(3,063)	2,267,739
Non-agency residential	5,187	-	9	(2)	5,194
Foreign government securities	1,565,260	(22)	102,587	(22,450)	1,645,375
Foreign corporate securities	3,297,898	(503)	204,023	(29,085)	3,472,333
Total fixed maturity securities	$19,225,067	$(1,745)	$941,663	$(124,812)	$20,040,173

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,628,113	$1,638,768	$1,365,793	$1,374,674
Due after one year through five years	6,432,847	6,618,429	6,529,189	6,774,785
Due after five years through ten years	4,890,259	5,091,435	4,414,211	4,751,903
Due after ten years	1,335,150	1,380,273	1,247,816	1,309,773
Asset-backed securities	3,141,971	3,169,417	2,540,809	2,565,802
Mortgage-backed securities:
Commercial	1,026,809	1,078,399	915,923	990,303
Agency residential	2,255,348	2,290,267	2,206,139	2,267,739
Non-agency residential	8,220	8,211	5,187	5,194
Total fixed maturity securities	$20,718,717	$21,275,199	$19,225,067	$20,040,173

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$97,127	$614,077	$(235,581)	$337,053
Change in unrealized appreciation (depreciation), pre-tax	97,127	614,077	(235,581)	337,053
Deferred tax benefit (expense)	(11,366)	(69,581)	29,061	(40,557)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$85,761	$544,496	$(206,520)	$296,496

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$341,846	$(12,494)	$2,620	$(262)	$344,466	$(12,756)
Obligations of U.S. states and political subdivisions	23,662	(986)	-	-	23,662	(986)
Corporate securities	1,598,159	(61,141)	37,936	(1,877)	1,636,095	(63,018)
Asset-backed securities	710,904	(2,955)	-	-	710,904	(2,955)
Mortgage-backed securities
Commercial	134,941	(3,535)	-	-	134,941	(3,535)
Agency residential	1,020,232	(11,327)	43,983	(878)	1,064,215	(12,205)
Non-agency residential	1,309	(15)	-	-	1,309	(15)
Foreign government securities	304,722	(20,686)	3,107	(610)	307,829	(21,296)
Foreign corporate securities	861,693	(34,534)	30,035	(3,229)	891,728	(37,763)
Total fixed maturity securities	$4,997,468	$(147,673)	$117,681	$(6,856)	$5,115,149	$(154,529)

	Duration of Unrealized Loss at June 30, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$260,687	$(15,951)	$5,846	$(471)	$266,533	$(16,422)
Due in one year through five years	1,385,520	(51,928)	48,824	(3,048)	1,434,344	(54,976)
Due in five years through ten years	1,153,553	(48,557)	19,028	(2,459)	1,172,581	(51,016)
Due after ten years	330,322	(13,405)	-	-	330,322	(13,405)
Asset-backed securities	710,904	(2,955)	-	-	710,904	(2,955)
Mortgage-backed securities	1,156,482	(14,877)	43,983	(878)	1,200,465	(15,755)
Total fixed maturity securities	$4,997,468	$(147,673)	$117,681	$(6,856)	$5,115,149	$(154,529)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2021 were $5,115,149 thousand and $154,529 thousand, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at June 30, 2021, did not exceed 1.6% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss position at June 30, 2021, comprised less than 0.3% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $147,673 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. Treasury and government securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $133,996 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $6,856 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities. Of these unrealized losses, $6,678 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$148,262	$133,918	$289,178	$271,842
Equity securities	3,493	3,662	8,331	7,183
Short-term investments and cash	773	1,687	953	3,862
Other invested assets:
Limited partnerships	239,966	(88,254)	354,299	(66,686)
Other	25,855	(2,962)	31,874	(16,033)
Gross investment income before adjustments	418,349	48,051	684,635	200,168
Funds held interest income (expense)	3,287	2,021	11,253	10,237
Future policy benefit reserve income (expense)	(170)	(303)	(461)	(514)
Gross investment income	421,466	49,769	695,427	209,891
Investment expenses	(14,371)	(11,686)	(27,919)	(24,008)
Net investment income	$407,095	$38,083	$667,508	$185,883

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.

The Company had contractual commitments to invest up to an additional $2,866,741 thousand in limited partnerships and private placement loan securities at June 30, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of June 30, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $575,807 thousand.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities, market value:
Allowance for credit losses	$(15,927)	$(4,063)	$(22,904)	$(25,837)
Gains (losses) from sales	10,060	9,619	19,234	(4,457)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	-	-	-
Gains (losses) from fair value adjustments	-	(272)	-	(1,395)
Equity securities, fair value:
Gains (losses) from sales	3,755	16,274	9,993	(11,325)
Gains (losses) from fair value adjustments	103,525	161,694	132,581	17,691
Other invested assets	2,748	1,293	4,094	(1,034)
Short-term investments gain (loss)	(52)	103	13	417
Total net realized capital gains (losses)	$104,109	$184,648	$143,011	$(25,940)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
			Foreign	Foreign				Foreign	Foreign
	Corporate	Asset-Backed	Government	Corporate		Corporate	Asset-Backed	Government	Corporate
	Securities	Securities	Securities	Securities	Total	Securities	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$(3,603)	$(4,915)	$-	$(205)	$(8,723)	$(1,220)	$-	$(22)	$(503)	$(1,745)
Credit losses on securities where credit
losses were not previously recorded	(13,537)	-	-	(1,055)	(14,592)	(15,920)	(4,915)	-	(1,055)	(21,890)
Increases in allowance on previously					-
impaired securities	(1,468)	-	-	-	(1,468)	(1,468)	-	-	-	(1,468)
Decreases in allowance on previously					-
impaired securities	-	-	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	133	-	-	-	133	133	-	22	298	453

Balance as of June 30, 2021	$(18,475)	$(4,915)	$-	$(1,260)	$(24,650)	$(18,475)	$(4,915)	$-	$(1,260)	$(24,650)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total

Beginning Balance	$(17,305)	$(519)	$(3,950)	$(21,774)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(10,355)	-	(605)	(10,960)	(27,660)	(519)	(4,555)	(32,734)
Increases in allowance on previously				-
impaired securities	(782)	-	(300)	(1,082)	(782)	-	(300)	(1,082)
Decreases in allowance on previously				-
impaired securities	3,431	212	693	4,336	3,431	212	693	4,336
Reduction in allowance due to disposals	2,758	215	670	3,643	2,758	215	670	3,643

Balance as of June 30, 2020	$(22,253)	$(92)	$(3,492)	$(25,837)	$(22,253)	$(92)	$(3,492)	$(25,837)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of fixed maturity securities	$371,459	$488,320	$599,737	$990,273
Gross gains from sales	19,870	21,355	34,734	35,356
Gross losses from sales	(9,810)	(11,736)	(15,500)	(39,813)

Proceeds from sales of equity securities	$193,350	$100,344	$474,663	$213,185
Gross gains from sales	5,803	18,172	18,107	20,756
Gross losses from sales	(2,048)	(1,898)	(8,114)	(32,081)

4. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$16,398,997	$13,611,313
Less reinsurance recoverables	(1,843,691)	(1,640,712)
Net reserves beginning of period	14,555,306	11,970,601

Incurred related to:
Current year	3,302,013	2,835,129
Prior years	(4,453)	2,727
Total incurred losses and LAE	3,297,560	2,837,856

Paid related to:
Current year	710,677	570,460
Prior years	1,394,838	1,579,931
Total paid losses and LAE	2,105,515	2,150,391

Foreign exchange/translation adjustment	35,651	(74,372)

Net reserves end of period	15,783,002	12,583,694
Plus reinsurance recoverables	1,862,760	1,692,947
Gross reserves end of period	$17,645,762	$14,276,641

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $3,302,013 thousand and $2,835,129 thousand for the six months ended June 30, 2021 and 2020, respectively. The increase in current year incurred losses in 2021 compared to 2020 was primarily due to a $270,000 thousand increase in catastrophe losses and the impact of the increase in premiums earned. In addition, current year incurred losses for the three and six months ended June 30, 2020 included $159,978 thousand and $309,978 thousand of losses associated with the COVID-19 Pandemic which did not recur in 2021.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2021, $1,525,734 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,330,224 thousand of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2021 and December 31, 2020 of $1,116,408 thousand and $784,746 thousand, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,275,758	$-	$1,275,758	$-
Obligations of U.S. States and political subdivisions	609,345	-	609,345	-
Corporate securities	7,359,704	-	6,654,133	705,571
Asset-backed securities	3,169,417	-	2,354,141	815,276
Mortgage-backed securities
Commercial	1,078,399	-	1,078,399	-
Agency residential	2,290,267	-	2,290,267	-
Non-agency residential	8,211	-	8,211	-
Foreign government securities	1,553,961	-	1,553,961	-
Foreign corporate securities	3,930,137	-	3,925,250	4,887
Total fixed maturities, market value	21,275,199	-	19,749,465	1,525,734

Equity securities, fair value	1,485,833	1,412,711	73,122	-

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

In addition, $289,278 thousand and $224,698 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$704,542	$785,360	$5,598	$1,495,500	$701,492	$623,033	$5,699	$1,330,224
Total gains or (losses) (realized/unrealized)
Included in earnings	(13,761)	206	137	(13,418)	(15,550)	(3,962)	140	(19,372)
Included in other comprehensive income (loss)	4,582	7,610	(85)	12,107	7,418	4,475	(36)	11,857
Purchases, issuances and settlements	10,208	22,100	(763)	31,545	12,211	191,730	(916)	203,025
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$705,571	$815,276	$4,887	$1,525,734	$705,571	$815,276	$4,887	$1,525,734

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(17,279)	$(4,915)	$-	$(22,194)	$(17,279)	$(4,915)	$-	$(22,194)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$713,081	$238,631	$-	$951,712	$617,588	$153,641	$1,750	$772,979
Total gains or (losses) (realized/unrealized)
Included in earnings	(248)	121	(97)	(224)	(462)	125	(97)	(434)
Included in other comprehensive income (loss)	(549)	18,092	(40)	17,503	(3,906)	2,210	(40)	(1,736)
Purchases, issuances and settlements	14,345	38,886	5,434	58,665	113,409	139,754	3,684	256,847
Transfers in and/or (out) of Level 3	(4,795)	-	977	(3,818)	(4,795)	-	977	(3,818)
Ending balance	$721,834	$295,730	$6,274	$1,023,838	$721,834	$295,730	$6,274	$1,023,838

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$4,703	$4,703	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	(272)	(272)	(1,395)	(1,395)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$4,431	$4,431	$4,431	$4,431

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

 The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity securities, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$-	$-	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	9,877	-	9,877
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$-	$9,877	$-	$9,877

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) per share:
Numerator
Net income (loss)	$679,982	$190,880	$1,021,844	$207,492
Less: dividends declared-common shares and unvested common shares	(62,045)	(61,927)	(124,274)	(125,205)
Undistributed earnings	617,937	128,953	897,570	82,287
Percentage allocated to common shareholders (1)	98.6%	98.7%	98.7%	98.7%
	609,411	127,233	885,595	81,224
Add: dividends declared-common shareholders	61,245	61,148	122,659	123,637
Numerator for basic and diluted earnings per common share	$670,656	$188,381	$1,008,254	$204,861

Denominator
Denominator for basic earnings per weighted-average common shares	39,527	39,449	39,535	39,827
Effect of dilutive securities:
Options	41	69	48	81
Denominator for diluted earnings per adjusted weighted-average common shares	39,567	39,519	39,582	39,908

Per common share net income (loss)
Basic	$16.97	$4.78	$25.50	$5.14
Diluted	$16.95	$4.77	$25.47	$5.13

(1) Basic weighted-average common shares outstanding	39,527	39,449	39,535	39,827
Basic weighted-average common shares outstanding and unvested common shares expected to vest	40,080	39,983	40,069	40,348
Percentage allocated to common shareholders	98.6%	98.7%	98.7%	98.7%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and six months ended June 30, 2021 and 2020.

All outstanding options expire on or between February 22, 2022 and September 19, 2022.

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

The Company had one equity index put option contract at June 30, 2021, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the June 30, 2021 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.1%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At June 30, 2021, the present value of the theoretical maximum payout using a 3% discount factor was $150,077 thousand. Conversely, if the contract had expired on June 30, 2021, with the S&P index at 4,297.50, there would have been no settlement amount.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2021	2020
The Prudential	$139,236	$140,773
Unaffiliated life insurance company	33,492	35,128

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$94,009	$(9,838)	$84,171	$(235,157)	$30,713	$(204,444)
Reclassification of net realized losses (gains) included in net income (loss)	3,118	(1,528)	1,590	(424)	(1,652)	(2,076)
Foreign currency translation adjustments	38,022	(3,727)	34,295	29,034	(4,321)	24,713
Reclassification of benefit plan liability amortization included in net income (loss)	2,586	(543)	2,043	5,172	(1,086)	4,086
Total other comprehensive income (loss)	$137,735	$(15,636)	$122,099	$(201,375)	$23,654	$(177,721)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$620,926	$(69,173)	$551,753	$305,725	$(33,371)	$272,354
Reclassification of net realized losses (gains) included in net income (loss)	(6,849)	(408)	(7,257)	31,328	(7,186)	24,142
Foreign currency translation adjustments	22,825	(2,239)	20,586	(35,898)	5,660	(30,238)
Reclassification of benefit plan liability amortization included in net income (loss)	2,286	(480)	1,806	3,451	(725)	2,726
Total other comprehensive income (loss)	$639,188	$(72,300)	$566,888	$304,606	$(35,622)	$268,984

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2021	2020	2021	2020	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$3,118	$(6,849)	$(424)	$31,328	Other net realized capital gains (losses)
	(1,528)	(408)	(1,652)	(7,186)	Income tax expense (benefit)
	$1,590	$(7,257)	$(2,076)	$24,142	Net income (loss)

Benefit plan net gain (loss)	$2,586	$2,286	$5,172	$3,451	Other underwriting expenses
	(543)	(480)	(1,086)	(725)	Income tax expense (benefit)
	$2,043	$1,806	$4,086	$2,726	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance of URA (D) on securities	$431,878	$56,426	$724,159	$304,425
Current period change in URA (D) of investments - non-credit related	85,761	544,496	(206,520)	296,496
Ending balance of URA (D) on securities	517,639	600,922	517,639	600,922

Beginning balance of foreign currency translation adjustments	(124,972)	(252,541)	(115,390)	(201,717)
Current period change in foreign currency translation adjustments	34,295	20,586	24,713	(30,238)
Ending balance of foreign currency translation adjustments	(90,677)	(231,955)	(90,677)	(231,955)

Beginning balance of benefit plan net gain (loss)	(71,827)	(73,636)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	2,043	1,806	4,086	2,726
Ending balance of benefit plan net gain (loss)	(69,784)	(71,830)	(69,784)	(71,830)

Ending balance of accumulated other comprehensive income (loss)	$357,178	$297,137	$357,178	$297,137

(Some amounts may not reconcile due to rounding.)

9. CREDIT FACILITIES

The Company has three active credit facilities for a total commitment of up to $1,300,000 thousand and an additional credit facility for a total commitment of up to £52,175 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the interest and fees incurred in connection with these credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Credit facility interest and fees incurred	$70	$332	$175	$455
Loan interest and fees incurred - Federal Home Loan Bank	275	-	546	-
Total interest and fees incurred	$345	$332	$721	$455

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May 26, 2016, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), both direct subsidiaries of Group, entered into a five year, $800,000 thousand senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800,000 thousand senior credit facility. Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the “2016 Group Credit Facility”. Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the 2016 Group Credit Facility, which consists of two tranches. Tranche one provides up to $200,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. Tranche two exclusively provides up to $600,000 thousand for the issuance of standby letters of credit on a collateralized basis. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by new credit facilities, including the 2021 Bermuda Re Wells Fargo

Letter of Credit Facility, detailed below. As a result, Tranche One of the Group Credit Facility (unsecured revolving credit in the amount of $200,000 thousand) is no longer effective or available for use. The $,600000 thousand of credit availability in Tranche two will be in run-off and able to support standby letters of credit currently in force through December 31, 2021. As of December 31, 2021, the entirety of the 2016 Group Credit Facility will have expired and will no longer be effective. This collateralized letter of credit capacity will be replaced with additional bilateral collateralized letters of credit.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,370,979 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2021, was $6,649,276 thousand. As of June 30, 2021, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50,000 thousand under Tranche one of the credit facility as an unsecured revolving credit loan. The loan was fully paid off on June 26, 2020.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2021			At December 31, 2020
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$-	$-		$200,000	$164,242	12/31/2021
	Tranche Two	600,000	402,284	12/31/2021	600,000	589,690	12/31/2021
Total Wells Fargo Bank Group Credit Facility		$600,000	$402,284		$800,000	$753,932

Bermuda Re Wells Fargo Letter of Credit Facility

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “2021 Bermuda Re Wells Fargo Letter of Credit Facility.” The Bermuda Re Wells Fargo Letter of Credit Facility originally provided for the issuance of up to $50,000 thousand of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500,000 thousand of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2021
Bank	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500,000	$404,421	12/31/2021
	$500,000	$404,421

Bermuda Re Citibank Letter of Credit Facility

Effective December 31, 2020, Bermuda Re renewed its letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees. The current renewal of the Bermuda Re Letter of Credit Facility provides for the issuance of up to $200,000 thousand of secured letters of credit. The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months). The commitment fee on undrawn credit shall be 0.15% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$200,000	$1,264	11/24/2021	$200,000	$4,425	02/28/2021
		449	12/16/2021		3,672	11/24/2021
		138,869	12/31/2021		448	12/16/2021
		4,425	02/28/2022		115	12/20/2021
		443	03/01/2022		136,383	12/31/2021
		822	08/15/2022		39,619	12/30/2024
		155	12/20/2022		821	08/15/2022
		27,126	06/30/2025		-
Total Citibank Bilateral Agreement	$200,000	$173,553		$200,000	$185,483

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

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393,047 thousand (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2020 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2021, was $6,786,229 thousand. As of June 30, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£52,175	£52,175	12/31/2024	£52,175	£52,175	12/31/2023
	-	-		-	-
Total Lloyd's Bank Credit Facility	£52,175	£52,175		£52,175	£52,175

Federal Home Loan Bank Membership

Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2021, Everest Re had admitted assets of approximately $18,197,177 thousand which provides borrowing capacity of up to approximately $1,819,717 thousand. During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of June 30, 2021, $310,000 thousand of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2021, the total amount on deposit in trust accounts was $1,418,185 thousand.

The Company reinsures some of its catastrophe exposures with the segregated accounts of Mt. Logan Re. Mt. Logan Re is a Collateralized insurer registered in Bermuda and 100% of the voting common shares are owned by Group. Each segregated account invests predominantly in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mt. Logan Re Segregated Accounts	2021	2020	2021	2020
(Dollars in thousands)
Ceded written premiums	$56,183	$48,522	$155,293	$158,710
Ceded earned premiums	71,422	71,143	149,529	161,693
Ceded losses and LAE	31,052	40,936	111,895	86,051

Assumed written premiums	2,741	2,795	5,217	5,554
Assumed earned premiums	2,741	2,795	5,217	5,554
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $831,634 thousand and $806,564 thousand at June 30, 2021 and December 31, 2020, respectively. Of this amount, Group had investments recorded at $67,881 thousand and $67,645 thousand at June 30, 2021 and December 31, 2020, respectively, in the segregated accounts.

Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269,198 thousand of casualty reserves held by Bermuda Re related to accident years 2002 through 2015. As consideration for entering the agreement, the Company transferred cash of $252,000 thousand to the Mt. Logan Re segregated account. The maximum liability to be retroceded under the agreement will be $319,000 thousand. The Company will retain liability for any amounts exceeding the maximum liability. As of June 30, 2021 and December 21, 2020, the Company has a reinsurance recoverable of $228,727 thousand and $254,907 thousand, respectively. In addition, the Company has a deferred gain liability of $36,064 thousand and $38,782 thousand as of June 30, 2021 and December 31, 2020, respectively, reported in other liabilities.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit
Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000
Series 2020-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000
Series 2020-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000
Series 2020-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000
Series 2020-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000
Series 2020-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000
Series 2020-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000
	Total available limit as of June 30, 2021			$2,325,000

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. The proceeds from the issuance of the Notes listed below are held in reinsurance trusts throughout the duration of the applicable reinsurance agreements and invested solely in U.S. government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

(Dollars in thousands)
Note Series	Issue Date	Maturity Date	Amount
Series 2017-1 Class A-2	4/13/2017	4/13/2022	50,000
Series 2017-1 Class B-2	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	12/12/2019	12/19/2024	275,000
Series 2020-1 Class A-1	4/8/2021	4/21/2025	150,000
Series 2020-1 Class B-1	4/8/2021	4/21/2025	85,000
Series 2020-1 Class C-1	4/8/2021	4/21/2025	85,000
Series 2020-1 Class A-2	4/8/2021	4/20/2026	150,000
Series 2020-1 Class B-2	4/8/2021	4/20/2026	90,000
Series 2020-1 Class C-2	4/8/2021	4/20/2026	90,000

11. SENIOR NOTES

The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2021		December 31, 2020
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	6/5/2014	6/1/2044	400,000	$397,254	$505,284	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	979,784	1,068,990	979,524	1,138,100

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes with an interest coupon rate of 4.868%, which will mature on June 1, 2044. Interest is paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000,000 thousand of 30 year senior notes with an interest coupon rate of 3.50%, which will mature on October 15, 2050. Interest is paid semi-annually on April 15 and October 15 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In thousands	2021	2020	2021	2020
Interest expense incurred 4.868% Senior notes	$4,868	$4,868	$9,736	$9,736
Interest expense incurred 3.5% Senior notes	8,805	-	17,610	-

12. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2021		December 31, 2020
		Original			Consolidated Balance	Market	Consolidated Balance	Market
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,724	$214,772	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 17, 2021 to August 15, 2021 is 2.54%.

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

The Company repurchased and retired $11,483 thousand and $13,183 thousand of its outstanding long term subordinated notes during the three and six months ended June 30, 2020, respectively. The Company realized a gain of $2,034 thousand and $2,536 thousand from the repurchase of the long term subordinated notes for the three and six months ended June 30, 2020, respectively. No repurchases of debt were made during the three and six months ended June 30, 2021.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand. In addition, during 2020, the Company repurchased and retired $13,183 thousand of the notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred	$1,460	$2,000	$2,922	$4,539

13. SEGMENT REPORTING

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe through its offices in the U.S., Canada, Ireland and branches in Switzerland and the Netherlands.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
Reinsurance	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$2,148,235	$1,538,348	$4,207,250	$3,316,119
Net written premiums	2,059,919	1,424,089	3,972,868	3,037,183

Premiums earned	$1,920,801	$1,502,256	$3,698,253	$2,987,476
Incurred losses and LAE	1,168,139	1,005,677	2,440,045	2,026,319
Commission and brokerage	473,258	387,339	881,982	757,695
Other underwriting expenses	47,065	39,698	99,061	83,837
Underwriting gain (loss)	$232,339	$69,542	$277,165	$119,625

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$1,041,905	$830,990	$1,914,323	$1,624,090
Net written premiums	749,492	593,389	1,390,479	1,181,774

Premiums earned	$637,571	$540,149	$1,247,984	$1,091,743
Incurred losses and LAE	418,002	401,339	857,515	811,537
Commission and brokerage	84,490	78,977	164,777	157,143
Other underwriting expenses	93,779	78,432	184,014	163,153
Underwriting gain (loss)	$41,300	$(18,599)	$41,678	$(40,090)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Underwriting gain (loss)	$273,639	$50,943	$318,843	$79,535
Net investment income	407,095	38,083	667,508	185,883
Net realized capital gains (losses)	104,109	184,648	143,011	(25,940)
Corporate expenses	(16,168)	(8,733)	(28,546)	(18,566)
Interest, fee and bond issue cost amortization expense	(15,607)	(7,253)	(31,246)	(14,836)
Other income (expense)	7,114	(20,621)	63,707	(12,631)
Income (loss) before taxes	$760,181	$237,067	$1,133,276	$193,445

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
United Kingdom gross written premium	$249,314	$236,100	$615,462	$542,808

No other country represented more than 5% of the Company’s revenues.

14. SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2021, a total of 2,275 restricted stock awards were granted: 2,275 restricted share awards were granted on May 12, 2021 with a fair value of $264.845 per share.

For the six months ended June 30, 2021, a total of 207,541 restricted stock awards were granted: 194,610, 10,656 and 2,275 restricted share awards were granted on February 23, 2021, February 24, 2021 and May 12, 2021, with a fair value of $242.24 per share, $244.445 per share and $264.845 per share, respectively. Additionally, 22,205 performance share unit awards were granted on February 23, 2021, with a fair value of $242.24 per unit.

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$2,738	$2,041	$5,476	$6,052
Interest cost	1,999	2,563	3,998	5,046
Expected return on plan assets	(5,580)	(5,197)	(11,161)	(10,394)
Amortization of net (income) loss	2,731	2,462	5,461	3,675
Net periodic benefit cost	$1,888	$1,869	$3,774	$4,379

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$281	$311	$564	$452
Interest cost	181	215	362	429
Amortization of prior service cost	(144)	(176)	(289)	(224)
Net periodic benefit cost	$318	$350	$637	$657

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2021 and 2020, respectively.

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

17. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. Between July and August 2021, numerous wildfires have occurred in the western United States and severe floods have occurred in Central Europe, both of which have caused widespread damage. The Company is in the preliminary stage of assessing the impact of these events on the Company’s financial results for the third quarter of 2021. It is difficult at this time to provide an accurate estimate of the financial impact of these events, including as a result of the preliminary nature of the information available and provided thus far by industry participants, the magnitude and recent occurrence of the events and other factors. The estimated losses for these events will be reported in the Company’s third quarter 2021 financial results. However, the Company anticipates that the losses from these events will negatively impact third quarter 2021 financial statements.

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

The industry continues to deal with the impacts of a global pandemic, COVID-19 and its subsequent variants. Globally, many countries mandated that their citizens remain at home and many non-essential businesses have continued to be physically closed. We activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

There continues to be a negative impact on industry underwriting results from the pandemic. These impacts vary significantly from country to country depending on the rate of infections and the corresponding mandated business restrictions.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2021	2020	(Decrease)	2021	2020	(Decrease)
Gross written premiums	$3,190.1	$2,369.3	34.6%	$6,121.6	$4,940.2	23.9%
Net written premiums	2,809.4	2,017.5	39.3%	5,363.3	4,219.0	27.1%

REVENUES:
Premiums earned	$2,558.4	$2,042.4	25.3%	$4,946.2	$4,079.2	21.3%
Net investment income	407.1	38.1	NM	667.5	185.9	NM
Net realized capital gains (losses)	104.1	184.6	-43.6%	143.0	(25.9)	NM
Other income (expense)	7.1	(20.6)	-134.5%	63.7	(12.6)	NM
Total revenues	3,076.7	2,244.5	37.1%	5,820.5	4,226.5	37.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,586.1	1,407.0	12.7%	3,297.6	2,837.9	16.2%
Commission, brokerage, taxes and fees	557.7	466.3	19.6%	1,046.8	914.8	14.4%
Other underwriting expenses	140.8	118.1	19.2%	283.1	247.0	14.6%
Corporate expenses	16.2	8.7	85.1%	28.5	18.6	53.8%
Interest, fees and bond issue cost amortization expense	15.6	7.3	115.2%	31.2	14.8	110.6%
Total claims and expenses	2,316.5	2,007.4	15.4%	4,687.2	4,033.1	16.2%

INCOME (LOSS) BEFORE TAXES	760.2	237.1	220.7%	1,133.3	193.4	NM
Income tax expense (benefit)	80.2	46.2	73.6%	111.4	(14.0)	NM %
NET INCOME (LOSS)	$680.0	$190.9	256.2	$1,021.8	$207.5	NM

RATIOS:			Point Change			Point Change
Loss ratio	62.0%	68.9%	(6.9)	66.7%	69.6%	(2.9)
Commission and brokerage ratio	21.8%	22.8%	(1.0)	21.2%	22.4%	(1.2)
Other underwriting expense ratio	5.5%	5.8%	(0.3)	5.7%	6.1%	(0.4)
Combined ratio	89.3%	97.5%	(8.2)	93.6%	98.1%	(4.5)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2021	2020	(Decrease)
Balance sheet data:
Total investments and cash				$27,056.0	$25,461.6	6.3%
Total assets				35,370.1	32,788.4	7.9%
Loss and loss adjustment expense reserves				17,645.7	16,399.0	7.6%
Total debt				1,910.8	1,910.4	-%
Total liabilities				24,953.3	23,062.2	8.2%
Shareholders' equity				10,416.8	9,726.2	7.1%
Book value per share				260.32	243.25	7.0%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 34.6% to $3,190.1 million for the three months ended June 30, 2021, compared to $2,369.3 million for the three months ended June 30, 2020, reflecting a $609.9 million, or 39.6%, increase in our reinsurance business and a $210.9 million, or 25.4%, increase in our insurance business. The increase in reinsurance premiums was due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as $43.3 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business, Gross written premiums increased by 23.9% to $6,121.6 million for the six months ended June 30, 2021, compared to $4,940.2 million for the six months ended June 30, 2020, reflecting a $891.1 million, or 26.9%, increase in our reinsurance business and a $290.2 million, or 17.9%, increase in our insurance business. The increase in reinsurance premiums was due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as $70.3 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 39.3% to $2,809.4 million for the three months ended June 30, 2021, compared to $2,017.5 million for the three months ended June 30, 2020. Net written premiums increased by 27.1% to $5,363.3 million for the six months ended June 30, 2021, compared to $4,219.0 million for the six months ended June 30, 2020. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 25.3% to $2,558.4 million for the three months ended June 30, 2021, compared to $2,042.4 million for the three months ended June 30, 2020. Premiums earned increased by 21.3% to $4,946.2 million for the six months ended June 30, 2021, compared to $4,079.2 million for the six months ended June 30, 2020. The changes in premiums earned relative to net written premiums are the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased to $407.1 million for the three months ended June 30, 2021, compared with investment income of $38.1 million for the three months ended June 30, 2020 and increased to $667.5 million for the six months ended June 30, 2021, compared to $185.9 million for the six months ended June 30, 2020. Net pre-tax investment income, as a percentage of average invested assets, was 6.3% for the three months ended June 30, 2021 compared to 0.7% for the three months ended June 30, 2020. Net pre-tax investment income, as a percentage of average invested assets, was 5.3% for the six months ended June 30, 2021 compared to 1.8% for the six months ended June 30, 2020. The increases in both income and yield were primarily the result of a significant increase in limited partnership income and higher income from our fixed income portfolio. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

Net Realized Capital Gains (Losses). Net realized capital gains were $104.1 million and $184.6 million for the three months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $104.1 million for the three months ended June 30, 2021 were comprised of $103.5 million of net gains from fair value re-measurements and $16.5 million of net realized capital gains from sales of investments, partially offset by $15.9 million of allowances for credit losses. The net realized capital gains of $184.6 million for the three months ended June 30, 2020 were comprised of $161.4 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $27.3 million of net realized capital gains from sales of investments, partially offset by $4.1 million of net allowances for credit losses.

Net realized capital gains were $143.0 million and net realized capital losses were $25.9 million for the six months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $143.0 million for the six months ended June 30, 2021 were comprised of $132.6 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales of investments, partially offset by $22.9 million of allowances for credit losses. The net realized capital losses of $25.9 million for the six months ended June 30, 2020 were comprised of $25.8 million of net allowances for credit losses and $16.4 million of net realized capital losses from sales of investments, partially offset by $16.3 million of net gains from fair value re-measurements.

Other Income (Expense). We recorded other income of $7.1 million and other expense of $20.6 million for the three months ended June 30, 2021 and 2020, respectively. We recorded other income of $63.7 million and other expense of $12.6 million for the six months ended June 30, 2021 and 2020, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $8.8 million and foreign currency exchange expense of $44.2 million for the three months ended June 30, 2021 and 2020, respectively. We recognized foreign currency exchange income of $60.6 million and foreign currency exchange expense of $23.6 million for the six months ended June 30, 2021 and 2020, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,543.8	60.3%		$(2.6)	-0.1%		$1,541.1	60.2%
Catastrophes	45.0	1.8%		-	-%		45.0	1.8%
Total	$1,588.8	62.1%		$(2.6)	-0.1%		$1,586.1	62.0%

2020
Attritional	$1,386.7	67.9%		$5.3	0.3%		$1,392.0	68.2%
Catastrophes	15.0	0.7%		-	-%		15.0	0.7%
Total	$1,401.7	68.6%		$5.3	0.3%		$1,407.0	68.9%

Variance 2021/2020
Attritional	$157.1	(7.6)	pts	$(7.9)	(0.4)	pts	$149.1	(8.0)	pts
Catastrophes	30.0	1.1	pts	-	-	pts	30.0	1.1	pts
Total	$187.1	(6.5)	pts	$(7.9)	(0.4)	pts	$179.1	(6.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$2,987.0	60.4%		$(4.5)	-0.1%		2,982.6	60.3%
Catastrophes	315.0	6.4%		-	-%		315.0	6.4%
Total	$3,302.0	66.8%		$(4.5)	-0.1%		$3,297.6	66.7%

2020
Attritional	$2,790.1	68.4%		$2.7	0.1%		$2,792.9	68.5%
Catastrophes	45.0	1.1%		-	-%		45.0	1.1%
Total	$2,835.1	69.5%		$2.7	0.1%		$2,837.9	69.6%

Variance 2021/2020
Attritional	$196.9	(8.0)	pts	$(7.2)	(0.2)	pts	$189.7	(8.2)	pts
Catastrophes	270.0	5.3	pts	-	-	pts	270.0	5.3	pts
Total	$466.9	(2.7)	pts	$(7.2)	(0.2)	pts	$459.7	(2.9)	pts

Incurred losses and LAE increased by 12.7% to $1,586.1 million for the three months ended June 30, 2021, compared to $1,407.0 million for the three months ended June 30, 2020, primarily due to a rise of $157.1 million in current year attritional losses, mainly due to the impact of the increase in premiums earned, and partially offset by $160.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The losses were also impacted by an increase of $30.0 million in current year catastrophe losses. The current year catastrophe losses of $45.0 million for the three months ended June 30, 2021 related to Tropical Storm Claudette, the Texas winter storms, the 2021 Australia floods and the Europe Convective storms. The $15.0 million of current year catastrophe losses for the three months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million).

Incurred losses and LAE increased by 16.2% to $3,297.6 million for the six months ended June 30, 2021, compared to $2,837.9 million for the six months ended June 30, 2020, primarily due to an increase of $270.0 million in current year catastrophe losses and a rise of $196.9 million in current year attritional losses, mainly due to the impact of the increase in premiums earned, and partially offset by $310.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $315.0 million for the six months ended June 30, 2021 related primarily to the Texas winter storms ($270.0 million) with the rest of the losses emanating from Tropical Storm Claudette, the 2021 Australia floods, Victoria Australia flooding and the Europe Convective storms. The $45.0 million of current year catastrophe losses for the six months ended June 30, 2020 related to the 2020 U.S. civil unrest ($15.0 million), Nashville tornadoes ($13.1 million), Australia East Coast storm ($10.0 million) and the 2020 Australia fires ($6.9 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 19.6% to $557.7 million for the three months ended June 30, 2021, compared to $466.3 million for the three months ended June 30, 2020. Commission, brokerage, taxes and fees increased by 14.4% to $1,046.8 million for the six months ended June 30, 2021, compared to $914.8 million for the six months ended June 30, 2020. The increases were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $140.8 million and $118.1 million for the three months ended June 30, 2021 and 2020, respectively. Other underwriting expenses were $283.1 million and $247.0 million for the six months ended June 30, 2021 and 2020, respectively. The increases in other underwriting expenses were mainly due to the continued build out of our insurance operations and the impact of the increases in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $16.2 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $28.5 million and $18.6 million for the six months ended June 30, 2021 and 2020, respectively. These increases were mainly due to higher compensation expenses from an increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $15.6 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively. Interest, fees and other bond amortization expense was $31.2 million and $14.8 million for the six months ended June 30, 2021 and 2020, respectively. These increases were primarily due to interest expense on the $1,000.0 million senior note issuance in October 2020 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.54% as of June 30, 2021.

Income Tax Expense (Benefit). We had an income tax expense of $80.2 million and $46.2 million for the three months ended June 30, 2021 and 2020, respectively. We had an income tax expense of $111.4 million and an income tax benefit of $14.0 million for the six months ended June 30, 2021 and 2020, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The annualized effective tax rate (“AETR”) is primarily affected by tax-exempt investment income, qualifying dividends and foreign tax credits. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The changes in income tax expense (benefit) for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 results primarily from higher investment income from limited partnerships, higher realized investment gains and improved underwriting results.

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

Net Income (Loss).

Our net income was $680.0 million and $190.9 million for the three months ended June 30, 2021 and 2020, respectively. Our net income was $1,021.8 million and $207.5 million for the six months ended June 30, 2021 and 2020, respectively. These changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 8.2 points to 89.3% for the three months ended June 30, 2021, compared to 97.5% for the three months ended June 30, 2020, and decreased by 4.5 points to 93.6% for the six months ended June 30, 2021, compared to 98.1% for the six months ended June 30, 2020. The loss ratio component decreased 6.9 points and 2.9 points for the three and six months ended June 30, 2021 over the same period last year mainly due to COVID-19 Pandemic attritional losses incurred in the three and six months ended June 30, 2020 which did not re-cur in 2021, partially offset by higher catastrophe losses in the three and six months ended June 30, 2021. The commission and brokerage ratio components decreased to 21.8% for the three months ended June 30, 2021 compared to 22.8% for the three months ended June 30, 2020 and decreased to 21.2% for the six months ended June 30, 2021 compared to 22.4% for the six months ended June 30, 2020. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios decreased slightly to 5.5% for the three months ended June 30, 2021 compared to 5.8% for the three months ended June 30, 2020 and decreased slightly to 5.7% for the six months ended June 30, 2021 compared to 6.1% for the six months ended June 30, 2020.

Shareholders’ Equity.

Shareholders’ equity increased by $690.6 million to $10,416.8 million at June 30, 2021 from $9,726.2 million at December 31, 2020, principally as a result of $1,021.8 million of net income, $24.7 million of net foreign currency translation adjustments, $11.1 million of share-based compensation transactions and $4.1 million of net benefit plan obligation adjustments, net of tax partially offset by $206.5 million of unrealized depreciation on investments net of tax, $124.3 million of shareholder dividends and the repurchase of 165,562 common shares for $40.3 million.

Consolidated Investment Results

Net Investment Income.

Net investment income increased to $407.1 million for the three months ended June 30, 2021, compared with investment income of $38.1 million for the three months ended June 30, 2020. Net investment income increased to $667.5 million for the six months ended June 30, 2021, compared with investment income of $185.9 million for the six months ended June 30, 2020. These increases were primarily the result of a significant increase in limited partnership income and higher income from our growing fixed income portfolio. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Fixed maturities	$148.3	$133.9	$289.2	$271.8
Equity securities	3.5	3.7	8.3	7.2
Short-term investments and cash	0.7	1.7	1.0	3.9
Other invested assets
Limited partnerships	240.0	(88.3)	354.3	(66.7)
Other	25.9	(2.9)	31.9	(16.0)
Gross investment income before adjustments	418.3	48.1	684.6	200.2
Funds held interest income (expense)	3.3	2.0	11.3	10.2
Future policy benefit reserve income (expense)	(0.2)	(0.3)	(0.5)	(0.5)
Gross investment income	421.5	49.8	695.4	209.9
Investment expenses	(14.4)	(11.7)	(27.9)	(24.0)
Net investment income	$407.1	$38.1	$667.5	$185.9

(Some amounts may not reconcile due to rounding.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Annualized pre-tax yield on average cash and invested assets	6.3%	0.7%	5.3%	1.8%
Annualized after-tax yield on average cash and invested assets	5.5%	0.6%	4.6%	1.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$19.8	$21.4	$(1.6)	$34.7	$35.4	$(0.7)
Losses	(9.8)	(11.7)	1.9	(15.5)	(39.8)	24.3
Total	10.0	9.6	0.3	19.2	(4.5)	23.6

Equity securities, fair value:
Gains	5.8	18.2	(12.4)	18.1	20.8	(2.7)
Losses	(2.0)	(1.9)	(0.1)	(8.1)	(32.1)	24.0
Total	3.8	16.3	(12.5)	10.0	(11.3)	21.3

Other Invested Assets:
Gains	4.1	1.6	2.5	5.6	4.6	1.0
Losses	(1.4)	(0.3)	(1.1)	(1.5)	(5.6)	4.1
Total	2.7	1.3	1.4	4.1	(1.0)	5.1

Short Term Investments:
Gains	-	0.1	(0.1)	-	0.4	(0.4)
Losses	-	-	-	-	-	-
Total	-	0.1	(0.1)	-	0.4	(0.4)

Total net realized gains (losses) from sales:
Gains	29.7	41.2	(11.6)	58.4	61.1	(2.8)
Losses	(13.2)	(13.9)	0.7	(25.1)	(77.5)	52.4
Total	16.5	27.3	(10.8)	33.3	(16.4)	49.6

Allowance for credit losses:	(15.9)	(4.1)	(11.8)	(22.9)	(25.8)	2.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(0.3)	0.3	-	(1.4)	1.4
Equity securities, fair value	103.5	161.7	(58.2)	132.6	17.7	114.9
Total	103.5	161.4	(57.9)	132.6	16.3	116.3

Total net realized capital gains (losses)	$104.1	$184.6	$(80.5)	$143.0	$(25.9)	$168.8

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $104.1 million and $184.6 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, we recorded $103.5 million of net gains from fair value re-measurements and $16.5 million of net realized capital gains from sales of investments, partially offset by $15.9 million of allowances for credit losses. For the three months ended June 30, 2020, we recorded $161.4 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $27.3 million of net realized capital gains from sales of investments, partially offset by $4.1 million of net allowances for credit losses. The fixed maturity and equity sales for the three months ended June 30, 2021 and 2020 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $143.0 million and net realized capital losses were $25.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 we recorded $132.6 million of net gains from fair value re-measurements and $33.3 million of net realized capital gains from sales of investments, partially offset by $22.9 million of allowances for credit losses. For the six months ended June 30, 2020 we recorded $25.8 million of net allowances for credit losses and $16.4 million of net realized capital losses from sales of investments, partially offset by $16.3 million of net gains from fair value re-measurements.

Segment Results.

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Canada and Europe through its offices in the U.S., Canada, Ireland and branches in Switzerland and the Netherlands.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$2,148.2	$1,538.3	$609.9	39.6%	$4,207.3	$3,316.1	$891.2	26.9%
Net written premiums	2,059.9	1,424.1	635.8	44.6%	3,972.9	3,037.2	935.7	30.8%

Premiums earned	$1,920.8	$1,502.3	$418.5	27.9%	$3,698.3	$2,987.5	$710.8	23.8%
Incurred losses and LAE	1,168.1	1,005.7	162.4	16.1%	2,440.0	2,026.3	413.7	20.4%
Commission and brokerage	473.3	387.3	86.0	22.2%	882.0	757.7	124.3	16.4%
Other underwriting expenses	47.1	39.7	7.4	18.6%	99.1	83.8	15.1	18.1%
Underwriting gain (loss)	$232.3	$69.5	$162.7	234.1%	$277.2	$119.6	$157.5	131.7%

				Point Chg				Point Chg
Loss ratio	60.8%	67.0%		(6.2)	66.0%	67.8%		(1.8)
Commission and brokerage ratio	24.6%	25.8%		(1.2)	23.8%	25.4%		(1.6)
Other underwriting expense ratio	2.5%	2.6%		(0.1)	2.7%	2.8%		(0.1)
Combined ratio	87.9%	95.4%		(7.5)	92.5%	96.0%		(3.5)

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 39.6% to $2,148.2 million for the three months ended June 30, 2021 from $1,538.3 million for the three months ended June 30, 2020, due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as a $43.3 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 44.6% to $2,059.9 million for the three months ended June 30, 2021 compared to $1,424.1 million for the three months ended June 30, 2020. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 27.9% to $1,920.8 million for the three months ended June 30, 2021, compared to $1,502.3 million for the three months ended June 30, 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 26.9% to $4,207.3 million for the six months ended June 30, 2021 from $3,316.1 million for the six months ended June 30, 2020, due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as a $70.3 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 30.8% to $3,972.9 million for the six months ended June 30, 2021 compared to $3,037.2 million for the six months ended June 30, 2020. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 23.8% to $3,698.3 million for the six months ended June 30, 2021, compared to $2,987.5 million for the six months ended June 30, 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,134.6	59.1%		$(1.4)	-0.1%		1,133.1	59.0%
Catastrophes	35.0	1.8%		-	-%		35.0	1.8%
Total Segment	$1,169.6	60.9%		$(1.4)	-0.1%		$1,168.1	60.8%

2020
Attritional	$1,004.9	66.9%		$0.8	0.1%		$1,005.7	67.0%
Catastrophes	-	-%		-	-%		-	-%
Total Segment	$1,004.9	66.9%		$0.8	0.1%		$1,005.7	67.0%

Variance 2021/2020
Attritional	$129.7	(7.8)	pts	$(2.2)	(0.2)	pts	$127.4	(8.0)	pts
Catastrophes	35.0	1.8	pts	-	-	pts	35.0	1.8	pts
Total Segment	$164.7	(6.0)	pts	$(2.2)	(0.2)	pts	$162.4	(6.2)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$2,185.8	59.1%		$(3.3)	-0.1%		2,182.5	59.0%
Catastrophes	257.5	7.0%		-	-%		257.5	7.0%
Total Segment	$2,443.3	66.1%		$(3.3)	-0.1%		$2,440.0	66.0%

2020
Attritional	$2,003.6	67.1%		$(1.8)	-0.1%		$2,001.8	67.0%
Catastrophes	24.5	0.8%		-	-%		24.5	0.8%
Total Segment	$2,028.1	67.9%		$(1.8)	-0.1%		$2,026.3	67.8%

Variance 2021/2020
Attritional	$182.2	(8.0)	pts	$(1.5)	-	pts	$180.7	(8.0)	pts
Catastrophes	233.0	6.2	pts	-	-	pts	233.0	6.2	pts
Total Segment	$415.2	(1.8)	pts	$(1.5)	-	pts	$413.7	(1.8)	pts

Incurred losses increased by 16.1% to $1,168.1 million for the three months ended June 30, 2021, compared to $1,005.7 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $129.7 million in current year attritional losses, mainly related to the impact of the increase in premiums earned, and partially offset by $131.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021, as well as an increase of $35.0 million in current year catastrophe losses. The current year catastrophe losses of $35.0 million for the three months ended June 30, 2021 related primarily to Tropical Storm Claudette, the Victoria Australia flooding and the Europe Convective storms. There were no current year catastrophe losses for the three months ended June 30, 2020.

Incurred losses increased by 20.4% to $2,440.0 million for the six months ended June 30, 2021, compared to $2,026.3 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $233.0 million in current year catastrophe losses and an increase of $182.2 million in current year attritional losses, mainly related to the impact of the increase in premiums earned and partially offset by $241.0 million of COVID-19 Pandemic losses incurred in 2020 which did not re-cur in 2021. The current year catastrophe losses of $257.5 million for the six months ended June 30, 2021 related primarily to the Texas winter storms ($212.5 million) with the rest of the losses emanating from Tropical Storm Claudette, the 2021 Australia floods, the Victoria Australia flooding and the Europe Convective storms. The $24.5 million of current year catastrophe losses for the six months ended June 30, 2020 related to the Australian East Coast storm ($10.0 million), the Nashville tornadoes ($7.6 million) and the Australia fires ($6.9 million).

Segment Expenses. Commission and brokerage expenses increased by 22.2% to $473.3 million for the three months ended June 30, 2021 compared to $387.3 million for the three months ended June 30, 2020. Commission and brokerage expenses increased by 16.4% to $882.0 million for the six months ended June 30, 2021 compared to $757.7 million for the six months ended June 30, 2020. These increases were mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $47.1 million for the three months ended June 30, 2021 from $39.7 million for the three months ended June 30, 2020. Segment other underwriting expenses increased to $99.1 million for the six months ended June 30, 2021 from $83.8 million for the six months ended June 30, 2020. These increases were mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$1,041.9	$831.0	$210.9	25.4%	$1,914.3	$1,624.1	$290.2	17.9%
Net written premiums	749.5	593.4	156.1	26.3%	1,390.5	1,181.8	208.7	17.7%

Premiums earned	$637.6	$540.1	$97.4	18.0%	$1,248.0	$1,091.7	$156.2	14.3%
Incurred losses and LAE	418.0	401.3	16.7	4.2%	857.5	811.5	46.0	5.7%
Commission and brokerage	84.5	79.0	5.5	7.0%	164.8	157.1	7.6	4.8%
Other underwriting expenses	93.8	78.4	15.3	19.5%	184.0	163.2	20.9	12.8%
Underwriting gain (loss)	$41.3	$(18.6)	$59.9	NM	$41.7	$(40.1)	$81.8	(204.0)%

				Point Chg				Point Chg
Loss ratio	65.6%	74.3%		-8.7	68.7%	74.3%		-5.6
Commission and brokerage ratio	13.3%	14.6%		-1.3	13.2%	14.4%		-1.2
Other underwriting expense ratio	14.6%	14.5%		0.1	14.8%	15.0%		-0.2
Combined ratio	93.5%	103.4%		-9.9	96.7%	103.7%		-7.0

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 25.4% to $1,041.9 million for the three months ended June 30, 2021 compared to $831.0 million for the three months ended June 30, 2020. This rise was related to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 26.3% to $749.5 million for the three months ended June 30, 2021 compared to $593.4 million for the three months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 18.0% to $637.6 million for the three months ended June 30, 2021 compared to $540.1 million for the three months ended June 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 17.9% to $1,914.3 million for the six months ended June 30, 2021 compared to $1,624.1 million for the six months ended June 30, 2020. This rise was related to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business. Net written premiums increased by 17.7% to $1,390.5 million for the six months ended June 30, 2021 compared to $1,181.8 million for the six months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 14.3% to $1,248.0 million for the six months ended June 30, 2021 compared to $1,091.7 million for the six months ended June 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$409.2	64.2%		$(1.2)	-0.2%		408.0	64.0%
Catastrophes	10.0	1.6%		-	-%		10.0	1.6%
Total Segment	$419.2	65.8%		$(1.2)	-0.2%		$418.0	65.6%

2020
Attritional	$381.8	70.7%		$4.5	0.8%		$386.3	71.5%
Catastrophes	15.0	2.8%		-	-%		15.0	2.8%
Total Segment	$396.8	73.5%		$4.5	0.8%		$401.3	74.3%

Variance 2021/2020
Attritional	$27.4	(6.5)	pts	$(5.7)	(1.0)	pts	$21.7	(7.5)	pts
Catastrophes	(5.0)	(1.2)	pts	-	-	pts	(5.0)	(1.2)	pts
Total Segment	$22.4	(7.7)	pts	$(5.7)	(1.0)	pts	$16.7	(8.7)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$801.2	64.2%		$(1.2)	-0.1%		800.0	64.1%
Catastrophes	57.5	4.6%		-	-%		57.5	4.6%
Total Segment	$858.7	68.8%		$(1.2)	-0.1%		$857.5	68.7%

2020
Attritional	$786.5	72.0%		$4.6	0.4%		$791.0	72.4%
Catastrophes	20.5	1.9%		-	-%		20.5	1.9%
Total Segment	$807.0	73.9%		$4.6	0.4%		$811.5	74.3%

Variance 2021/2020
Attritional	$14.7	(7.8)	pts	$(5.8)	(0.5)	pts	$9.0	(8.3)	pts
Catastrophes	37.0	2.7	pts	-	-	pts	37.0	2.7	pts
Total Segment	$51.7	(5.1)	pts	$(5.8)	(0.5)	pts	$46.0	(5.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 4.2% to $418.0 million for the three months ended June 30, 2021 compared to $401.3 million for the three months ended June 30, 2020. The increase was mainly due to an increase in current year attritional losses of $27.4 million primarily related to the impact of the increase in premiums earned, and partially offset by $29.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $10.0 million for the three months ended June 30, 2021 related to the Texas winter storms ($10.0 million). The $15.0 million of current year catastrophe losses for the three months ended June 30, 2020 related primarily to the U.S. civil unrest ($15.0 million).

Incurred losses and LAE increased by 5.7% to $857.5 million for the six months ended June 30, 2021 compared to $811.5 million for the six months ended June 30, 2020. The increase was mainly due to an increase in current year catastrophe losses of $37.0 million and an increase of $14.7 million in current year attritional losses primarily related to the impact of the increase in premiums earned, and partially offset by $69.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $57.5 million for the six months ended June 30, 2021 related to the Texas winter storms ($57.5 million). The $20.5 million of current year catastrophe losses for the six months ended June 30, 2020 related primarily to the U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($5.5 million).

Segment Expenses. Commission and brokerage increased by 7.0% to $84.5 million for the three months ended June 30, 2021 compared to $79.0 million for the three months ended June 30, 2020. Commission and brokerage increased by 4.8% to $164.8 million for the six months ended June 30, 2021 compared to $157.1 million for the six months ended June 30, 2020. The increases were mainly due to the impact of the increases in premiums earned.

Segment other underwriting expenses increased to $93.8 million for the three months ended June 30, 2021 compared to $78.4 million for the three months ended June 30, 2020. Segment other underwriting expenses increased to $184.0 million for the six months ended June 30, 2021 compared to $163.2 million for the six months ended June 30, 2020. The increases were mainly due to the impact of the increases in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $27,056.0 million at June 30, 2021, an increase of $1,594.4 million compared to $25,461.6 million at December 31, 2020. This increase was primarily the result of 1,628.0 million of cash flows from operations, $377.1 million in equity adjustments of our limited partnership investments, $61.9 million due to fluctuations in foreign currencies and $43.4 million in fair value re-measurements, partially offset by $235.6 million of pre-tax unrealized depreciation, $124.3 million paid out in dividends to shareholders, $103.5 million decrease in unsettled securities, the repurchases of 165,562 common shares for $40.3 million, and $37.8 million of amortization bond premium.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in fixed maturities with an average credit quality of A1. This global fixed maturity securities portfolio is externally managed by independent, professional investment managers using portfolio guidelines approved by internal management.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At June 30, 2021, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 85.1% of shareholders’ equity.

The Company’s limited partnership investments are comprised of limited partnerships that invest in private equities. Generally, the limited partnerships are reported on a quarter lag. We receive annual audited financial statements for all of the limited partnerships which are prepared using fair value accounting in accordance with FASB guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2021		At December 31, 2020
Fixed maturities, market value	$21,275.2	78.6%	$20,040.2	78.7%
Equity securities, fair value	1,485.8	5.5%	1,472.2	5.8%
Short-term investments	629.9	2.3%	1,135.0	4.5%
Other invested assets	2,558.6	9.5%	2,012.6	7.9%
Cash	1,106.3	4.1%	801.7	3.1%
Total investments and cash	$27,056.0	100.0%	$25,461.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2021	December 31, 2020
Fixed income portfolio duration (years)	3.6	3.6
Fixed income composite credit quality	A1	Aa3

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020
Fixed income portfolio total return	0.5%	6.3%
Barclay's Capital - U.S. aggregate index	(1.6)%	7.5%

Common equity portfolio total return	11.1%	26.7%
S&P 500 index	15.3%	18.4%

Other invested asset portfolio total return	25.1%	8.3%

The pre-tax equivalent total return for the bond portfolio was approximately 0.6% and 5.3%, respectively, for the six months ended June 30, 2021 and the twelve months ended December 31, 2020. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.

Reinsurance receivables for both paid and recoverable on unpaid losses totaled $2,032.4 million and $1,994.6 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, $668.2 million, or 32.9%, was receivable from Mt. Logan Re collateralized segregated accounts; $195.7 million, or 9.6%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $113.9 million or 5.6% was receivable from Endurance Specialty Holdings, Ltd. (“Endurance”). No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $17,645.8 million and $16,399.0 million at June 30, 2021 and December 31, 2020, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2021
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,341.3	$7,381.5	$12,722.7	72.1%
Insurance	1,292.5	3,437.6	4,730.1	26.8%
Total excluding A&E	6,633.8	10,819.1	17,452.9	98.9%
A&E	173.9	18.9	192.9	1.1%
Total including A&E	$6,807.7	$10,838.1	$17,645.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,092.7	$6,723.8	$11,816.5	72.1%
Insurance	1,282.1	3,082.6	4,364.8	26.6%
Total excluding A&E	6,374.8	9,806.4	16,181.3	98.7%
A&E	184.0	33.8	217.7	1.3%
Total including A&E	$6,558.8	$9,840.2	$16,399.0	100.0%

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

	At	At
	June 30,	December 31,
(Dollars in millions)	2021	2020
Gross reserves	$194.2	$219.3
Reinsurance receivable	(18.2)	(21.1)
Net reserves	$176.0	$198.3

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at June 30, 2021, we had net asbestos loss reserves of $173.9 million, or 98.8%, of total net A&E reserves, all of which was for assumed business.

In 2015, we sold Mt. McKinley Insurance Company (“Mt. McKinley”) to Clearwater Insurance Company (“Clearwater”). Concurrently with the closing, we entered into a retrocession treaty with an affiliate of Clearwater. Per the retrocession treaty, we retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date. Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business. The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million.

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

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.3 years at June 30, 2021. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $10,416.8 million as of June 30, 2021 from $9,726.2 million as of December 31, 2020. This increase was the result of $1,021.8 million of net income, $24.7 million of net foreign currency translation adjustments, $11.1 million of share-based compensation transactions and $4.1 million of net benefit plan obligation adjustments, net of tax partially offset by $206.5 million of unrealized depreciation on investments net of tax, $124.3 million of shareholder dividends, the repurchase of 165,562 common shares for $40.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at June 30, 2021 and December 31, 2020 was $10,416.8 million and $9,726.2 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in term of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2020 Form 10-K filing in PART 1, Item 1. Business, Risk Management of Underwriting and Reinsurance Arrangements. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2020 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 6.7% of our December 31, 2020 shareholders’ equity. During the first half of 2021, our net exposure to catastrophes has changed due to the market conditions and business decisions. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 6% of our June 30, 2021 shareholders’ equity.

The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2021.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$544	$710	$847	$1,035	$1,291	$1,799
California, Earthquake	172	504	660	802	962	1,968
Texas Wind	159	346	482	643	694	816
Europe Wind	158	395	590	913	1,066	1,198

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$355	$477	$574	$724	$946	$1,285
California, Earthquake	137	365	483	593	706	1,470
Texas Wind	119	254	353	441	494	551
Europe Wind	136	317	465	727	823	943

On October 7, 2020, we issued an additional $1,000.0 million of 30 year senior notes at a rate of 3.5%. These senior notes will mature on October 15, 2050 and will pay interest semi-annually.

During the first two quarters of 2021, we repurchased 165,562 shares for $40.3 million in the open market and paid $124.3 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $249.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of June 30, 2021, we had repurchased 29.8 million shares under this authorization.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1,628.0 million and $1,104.6 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $334.7 million and $355.6 million for the six months ended June 30, 2021 and 2020, respectively and net tax payments of $34.8 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2021 and December 31, 2020, we held cash and short-term investments of $1,736.3 million and $1,936.6 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2021, we had $1,638.8 million of available for sale fixed maturity securities maturing within one year or less, $6,618.4 million maturing within one to five years and $6,471.7 million maturing after five years. Our $1,485.8 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At June 30, 2021 we had $581.2 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $735.7 million of pre-tax unrealized appreciation and $154.5 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide up to $1,300.0 million and £52.2 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries.

Effective May 26, 2016, Group, Bermuda Re and Everest International entered into a five year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800.0 million senior credit facility. Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the “2016 Group Credit Facility”. Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the 2016 Group Credit Facility, which consists of two tranches. Tranche one provides up to $200.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. Tranche two exclusively provides up to $600.0 million for the issuance of standby letters of credit on a collateralized basis.

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by new credit facilities, including the 2021 Bermuda Re Wells Fargo Letter of Credit Facility. As a result, Tranche One of the Group Credit Facility (unsecured revolving credit in the amount of $200.0 million) is no longer effective or available for use. The $600 million of credit availability in Tranche two will be in run-off and able to support standby letters of credit currently in force through December 31, 2021. As of December 31, 2021, the entirety of the 2016 Group Credit Facility will have expired and will no longer be effective.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2021, was $6,649.3 million. As of June 30, 2021, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2021 and December 31, 2020, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At June 30, 2021, the Group Credit Facility had $402.3 million outstanding letters of credit under tranche two. At December 31, 2020, the Group Credit Facility had $164.2 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

Effective May 12, 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provides up to £52.2 million for the issuance of standby letters of credit on a collateralized basis.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393.0, million (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2021, was $6,786.2 million. As of June 30, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

At June 30, 2021 and December 31, 2020, Everest International Credit Facility had £52.2 million of outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.3 million for the three months ended June 30, 2021 and 2020. Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.7 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Everest Re is a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2021, Everest Re had admitted assets of approximately $18,197.2 million which provides borrowing capacity of up to approximately $1,819.7 million. As of June 30, 2021, Everest Re had $310.0 million of outstanding borrowings through its FHLB borrowing capacity. The $310.0 million of collateralized borrowings have interest payable at a rate of 0.35%.

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

Interest Rate Risk. Our $27.1 billion investment portfolio, at June 30, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,376.9 million of mortgage-backed securities in the $21,275.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $629.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2021
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$23,462.3	$22,683.7	$21,905.1	$21,126.6	$20,348.0
Market/Fair Value Change from Base (%)	7.1%	3.6%	0.0%	(3.6)%	(7.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,361.4	$680.7	$-	$(680.7)	$(1,361.4)

We had $17,645.8 million and $16,399.0 million of gross reserves for losses and LAE as of June 30, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $0.8 billion resulting in a discounted reserve balance of approximately $15.0 billion, representing approximately 68.3% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,188.7	$1,337.3	$1,485.8	$1,634.4	$1,783.0
After-tax Change in Fair/Market Value	$(235.3)	$(117.6)	$-	$117.6	$235.3

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2021	-	$-	-	2,260,341
May 1 - 31, 2021	2,378	$267.0901	-	2,260,341
June 1 - 30, 2021	68,100	$246.4414	68,100	2,192,241
Total	70,478	$-	68,100	2,192,241

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1	Amendment of Credit Agreement, dated May 5, 2021, between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. as administrative agent, providing for a $500.0 million credit, filed herewith

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 5, 2021