Form 10-Q
period 2021-09-30
EVEREST RE GROUP LTD
filed 2021-11-04
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At November 1, 2021
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,369,026

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2021	2020
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$21,623,119	$20,040,173
(amortized cost: 2021, $21,182,756; 2020, $19,225,067, credit allowances: 2021, $(31,980); 2020, $(1,745))
Equity securities, at fair value	1,523,595	1,472,236
Short-term investments (cost: 2021, $713,144; 2020, $1,135,088)	713,144	1,134,950
Other invested assets	2,855,372	2,012,581
Cash	1,068,441	801,651
Total investments and cash	27,783,671	25,461,591
Accrued investment income	170,364	141,304
Premiums receivable	3,408,338	2,680,562
Reinsurance recoverables	2,215,380	1,994,555
Funds held by reinsureds	811,269	716,655
Deferred acquisition costs	797,735	622,053
Prepaid reinsurance premiums	552,468	412,015
Income taxes net recoverable	-	17,253
Other assets	866,872	742,369
TOTAL ASSETS	$36,606,097	$32,788,357

LIABILITIES:
Reserve for losses and loss adjustment expenses	$18,956,953	$16,398,997
Future policy benefit reserve	36,533	37,723
Unearned premium reserve	4,421,098	3,501,359
Funds held under reinsurance treaties	18,279	15,807
Other net payable to reinsurers	485,682	294,347
Losses in course of payment	150,784	127,971
Senior notes due 6/1/2044	397,284	397,194
Senior notes due 10/15/2050	979,915	979,524
Long term notes due 5/1/2067	223,749	223,674
Borrowings from FHLB	310,000	310,000
Accrued interest on debt and borrowings	23,267	10,460
Unsettled securities payable	83,626	206,693
Income taxes net payable	4,074	-
Other liabilities	536,218	558,432
Total liabilities	26,627,462	23,062,181

Commitments and contingencies (Note 7)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2021) 69,806
and (2020) 69,620 outstanding before treasury shares	698	696
Additional paid-in capital	2,266,342	2,245,301
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $44,338 at 2021 and $80,451 at 2020	203,733	534,899
Treasury shares, at cost; 30,427 shares (2021) and 29,636 shares (2020)	(3,822,235)	(3,622,172)
Retained earnings	11,330,097	10,567,452
Total shareholders' equity	9,978,635	9,726,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,606,097	$32,788,357

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,656,403	$2,205,811	$7,602,640	$6,285,030
Net investment income	292,759	234,233	960,267	420,116
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(7,329)	6,196	(30,234)	(19,641)
Other net realized capital gains (losses)	3,107	104,007	169,023	103,904
Total net realized capital gains (losses)	(4,222)	110,203	138,789	84,263
Other income (expense)	(19,517)	59,937	44,190	47,306
Total revenues	2,925,423	2,610,184	8,745,886	6,836,715

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,274,301	1,736,210	5,571,861	4,574,066
Commission, brokerage, taxes and fees	564,335	445,332	1,611,095	1,360,170
Other underwriting expenses	141,150	138,875	424,225	385,865
Corporate expenses	17,817	10,618	46,363	29,184
Interest, fees and bond issue cost amortization expense	15,539	6,641	46,785	21,477
Total claims and expenses	3,013,142	2,337,676	7,700,329	6,370,762

INCOME (LOSS) BEFORE TAXES	(87,719)	272,508	1,045,557	465,953
Income tax expense (benefit)	(14,251)	29,451	97,181	15,404

NET INCOME (LOSS)	$(73,468)	$243,057	$948,376	$450,549

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(100,021)	63,480	(304,465)	335,835
Reclassification adjustment for realized losses (gains) included in net income (loss)	(1,388)	(11,453)	(3,464)	12,689
Total URA(D) on securities arising during the period	(101,409)	52,027	(307,929)	348,524

Foreign currency translation adjustments	(53,599)	60,628	(28,886)	30,390

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,563	1,806	5,649	4,532
Total benefit plan net gain (loss) for the period	1,563	1,806	5,649	4,532
Total other comprehensive income (loss), net of tax	(153,445)	114,461	(331,166)	383,446

COMPREHENSIVE INCOME (LOSS)	$(226,913)	$357,518	$617,210	$833,995

EARNINGS PER COMMON SHARE:
Basic	$(1.88)	$6.08	$23.74	$11.20
Diluted	(1.88)	6.07	23.72	11.18

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2021	2020
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	39,983,481	40,798,963
Issued during the period, net	196,481	159,423
Treasury shares acquired	(97,462)	(970,892)
Balance, March 31	40,082,500	39,987,494
Issued during the period, net	940	(15,849)
Treasury shares acquired	(68,100)	-
Balance, June 30	40,015,340	39,971,645
Issued during the period, net	(10,721)	(5,129)
Treasury shares acquired	(625,358)	-
Balance, September 30	39,379,261	39,966,516

COMMON SHARES (par value):
Balance, January 1	$696	$694
Issued during the period, net	2	2
Balance, March 31	698	696
Issued during the period, net	-	-
Balance, June 30	698	696
Issued during the period, net	-	-
Balance, September 30	698	696

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,245,301	2,219,660
Share-based compensation plans	436	(3,181)
Balance, March 31	2,245,737	2,216,479
Share-based compensation plans	10,653	9,514
Balance, June 30	2,256,390	2,225,993
Share-based compensation plans	9,952	9,385
Balance, September 30	2,266,342	2,235,378

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	534,899	28,152
Net increase (decrease) during the period	(299,820)	(297,903)
Balance, March 31	235,079	(269,751)
Net increase (decrease) during the period	122,099	566,888
Balance, June 30	357,178	297,137
Net increase (decrease) during the period	(153,445)	114,461
Balance, September 30	203,733	411,598

RETAINED EARNINGS:
Balance, January 1	10,567,452	10,306,571
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	-	(4,214)
Net income (loss)	341,862	16,612
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(62,228)	(63,277)
Balance, March 31	10,847,086	10,255,692
Net income (loss)	679,982	190,880
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(62,046)	(61,927)
Balance, June 30	11,465,022	10,384,645
Net income (loss)	(73,468)	243,057
Dividends declared ($1.55 per share 2021 and $1.55 per share 2020)	(61,457)	(61,910)
Balance, September 30	11,330,097	10,565,792

TREASURY SHARES AT COST:
Balance, January 1	(3,622,172)	(3,422,152)
Purchase of treasury shares	(23,545)	(200,020)
Balance, March 31	(3,645,717)	(3,622,172)
Purchase of treasury shares	(16,782)	-
Balance, June 30	(3,662,499)	(3,622,172)
Purchase of treasury shares	(159,736)	-
Balance, September 30	(3,822,235)	(3,622,172)

TOTAL SHAREHOLDERS' EQUITY, September 30	$9,978,635	$9,591,292

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$948,376	$450,549
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(736,614)	(357,162)
Decrease (increase) in funds held by reinsureds, net	(92,512)	(53,878)
Decrease (increase) in reinsurance recoverables	(230,593)	(172,454)
Decrease (increase) in income taxes	57,270	184,311
Decrease (increase) in prepaid reinsurance premiums	(146,639)	(7,963)
Increase (decrease) in reserve for losses and loss adjustment expenses	2,576,049	1,665,982
Increase (decrease) in future policy benefit reserve	(1,189)	(2,218)
Increase (decrease) in unearned premiums	927,524	392,904
Increase (decrease) in other net payable to reinsurers	198,954	68,784
Increase (decrease) in losses in course of payment	23,661	132,208
Change in equity adjustments in limited partnerships	(543,401)	(12,475)
Distribution of limited partnership income	105,571	55,576
Change in other assets and liabilities, net	(247,615)	(131,224)
Non-cash compensation expense	33,199	29,337
Amortization of bond premium (accrual of bond discount)	57,289	32,594
Net realized capital (gains) losses	(138,789)	(84,263)
Net cash provided by (used in) operating activities	2,790,541	2,190,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,756,963	1,781,821
Proceeds from fixed maturities sold - available for sale, at market value	883,149	1,390,747
Proceeds from fixed maturities sold - available for sale, at fair value	-	2,054
Proceeds from equity securities sold, at fair value	578,894	329,750
Distributions from other invested assets	216,573	210,527
Cost of fixed maturities acquired - available for sale, at market value	(5,670,636)	(3,874,890)
Cost of equity securities acquired, at fair value	(507,862)	(460,953)
Cost of other invested assets acquired	(604,180)	(392,650)
Net change in short-term investments	422,643	(804,744)
Net change in unsettled securities transactions	(177,259)	89,064
Net cash provided by (used in) investing activities	(2,101,715)	(1,729,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(12,156)	(13,617)
Purchase of treasury shares	(200,064)	(200,020)
Dividends paid to shareholders	(185,731)	(187,110)
Cost of debt repurchase	-	(10,647)
FHLB borrowings (repayments)	-	90,000
Cost of shares withheld on settlements of share-based compensation awards	(15,133)	(15,298)
Net cash provided by (used in) financing activities	(413,084)	(336,691)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,952)	6,203

Net increase (decrease) in cash	266,790	130,845
Cash, beginning of period	801,651	808,036
Cash, end of period	$1,068,441	$938,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$39,767	$(169,149)
Interest paid	33,422	16,731

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2021 and 2020

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018, included in the Company’s most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Reference Rate Reform - LIBOR. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 (and subsequently issued ASU 2021-01 in January 2021), which outlines the issues surrounding the cessation of LIBOR as a reference rate for contractual debt agreements. The guidance also details the potential alternative expedients and sources available for use in determination of rates and terms for such debt agreements in order to apply appropriate accounting policy. The guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its financial statements.

Accounting for Income Taxes. In December 2019, The FASB issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company adopted the guidance as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At September 30, 2021
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,344,813	$-	$28,332	$(10,323)	$1,362,822
Obligations of U.S. states and political subdivisions	578,289	(151)	31,295	(1,058)	608,375
Corporate securities	7,315,144	(22,890)	254,723	(52,736)	7,494,241
Asset-backed securities	3,284,025	(7,679)	32,405	(3,499)	3,305,252
Mortgage-backed securities
Commercial	1,042,504	-	49,729	(4,363)	1,087,870
Agency residential	2,208,540	-	45,876	(8,415)	2,246,001
Non-agency residential	7,316	-	11	(21)	7,306
Foreign government securities	1,428,105	-	54,778	(27,738)	1,455,145
Foreign corporate securities	3,974,020	(1,260)	129,296	(45,949)	4,056,107
Total fixed maturity securities	$21,182,756	$(31,980)	$626,445	$(154,102)	$21,623,119

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325,156	$-	$49,084	$(7,134)	$1,367,106
Obligations of U.S. states and political subdivisions	543,895	-	34,654	(1,254)	577,295
Corporate securities	6,824,800	(1,220)	380,677	(55,231)	7,149,026
Asset-backed securities	2,540,809	-	30,691	(5,698)	2,565,802
Mortgage-backed securities
Commercial	915,923	-	75,275	(895)	990,303
Agency residential	2,206,139	-	64,663	(3,063)	2,267,739
Non-agency residential	5,187	-	9	(2)	5,194
Foreign government securities	1,565,260	(22)	102,587	(22,450)	1,645,375
Foreign corporate securities	3,297,898	(503)	204,023	(29,085)	3,472,333
Total fixed maturity securities	$19,225,067	$(1,745)	$941,663	$(124,812)	$20,040,173

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,621,263	$1,621,541	$1,365,793	$1,374,674
Due after one year through five years	6,675,763	6,826,936	6,529,189	6,774,785
Due after five years through ten years	4,918,975	5,069,884	4,414,211	4,751,903
Due after ten years	1,424,370	1,458,329	1,247,816	1,309,773
Asset-backed securities	3,284,025	3,305,252	2,540,809	2,565,802
Mortgage-backed securities:
Commercial	1,042,504	1,087,870	915,923	990,303
Agency residential	2,208,540	2,246,001	2,206,139	2,267,739
Non-agency residential	7,316	7,306	5,187	5,194
Total fixed maturity securities	$21,182,756	$21,623,119	$19,225,067	$20,040,173

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short-term investments	$(108,789)	$55,587	$(344,370)	$392,640
Change in unrealized appreciation (depreciation), pre-tax	(108,789)	55,587	(344,370)	392,640
Deferred tax benefit (expense)	7,380	(3,560)	36,441	(44,116)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(101,409)	$52,027	$(307,929)	$348,524

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$381,357	$(6,369)	$57,084	$(3,954)	$438,441	$(10,323)
Obligations of U.S. states and political subdivisions	61,687	(937)	3,569	(121)	65,256	(1,058)
Corporate securities	1,559,623	(32,541)	399,617	(20,195)	1,959,240	(52,736)
Asset-backed securities	610,425	(3,131)	23,396	(368)	633,821	(3,499)
Mortgage-backed securities
Commercial	108,367	(3,138)	26,144	(1,225)	134,511	(4,363)
Agency residential	814,318	(5,631)	134,746	(2,784)	949,064	(8,415)
Non-agency residential	2,742	(19)	156	(2)	2,898	(21)
Foreign government securities	382,570	(22,491)	58,238	(5,247)	440,808	(27,738)
Foreign corporate securities	1,221,503	(34,080)	183,579	(11,869)	1,405,082	(45,949)
Total fixed maturity securities	$5,142,592	$(108,337)	$886,529	$(45,765)	$6,029,121	$(154,102)

	Duration of Unrealized Loss at September 30, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$178,193	$(6,982)	$150,934	$(11,210)	$329,127	$(18,192)
Due in one year through five years	1,494,463	(33,475)	381,773	(17,997)	1,876,236	(51,472)
Due in five years through ten years	1,466,402	(45,526)	123,239	(9,696)	1,589,641	(55,222)
Due after ten years	467,682	(10,435)	46,141	(2,483)	513,823	(12,918)
Asset-backed securities	610,425	(3,131)	23,396	(368)	633,821	(3,499)
Mortgage-backed securities	925,427	(8,788)	161,046	(4,011)	1,086,473	(12,799)
Total fixed maturity securities	$5,142,592	$(108,337)	$886,529	$(45,765)	$6,029,121	$(154,102)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2021 were $6,029.1 million and $154.1 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at September 30, 2021, did not exceed 1.7% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss position at September 30, 2021, comprised less than 0.6% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $108.3 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, U.S. Treasury and government securities and agency residential mortgage-backed securities. Of these unrealized losses, $101.6 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $45.8 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities and foreign government securities. Of these unrealized losses, $43.4 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $2,678.4 million and $124.8 million, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.1% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $68.0 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $63.4 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $56.9 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $33.5 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$134,157	$136,104	$423,335	$407,946
Equity securities	3,774	4,402	12,105	11,585
Short-term investments and cash	82	494	1,035	4,356
Other invested assets:
Limited partnerships	138,718	88,778	493,017	22,092
Other	30,954	14,742	62,828	(1,291)
Gross investment income before adjustments	307,685	244,520	992,320	444,688
Funds held interest income (expense)	1,196	684	12,449	10,921
Future policy benefit reserve income (expense)	(272)	(291)	(733)	(805)
Gross investment income	308,609	244,913	1,004,036	454,804
Investment expenses	(15,850)	(10,680)	(43,769)	(34,688)
Net investment income	$292,759	$234,233	$960,267	$420,116

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

The Company had contractual commitments to invest up to an additional $2,648.1 million in limited partnerships and private placement loan securities at September 30, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of September 30, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $429.7 million.

The components of net realized capital gains (losses) are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities, market value:
Allowance for credit losses	$(7,329)	$6,196	$(30,234)	$(19,641)
Gains (losses) from sales	6,219	5,398	25,453	941
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1,968)	-	(1,968)
Gains (losses) from fair value adjustments	-	3,339	-	1,944
Equity securities, fair value:
Gains (losses) from sales	(489)	(1,317)	9,504	(12,642)
Gains (losses) from fair value adjustments	(4,542)	96,673	128,039	114,364
Other invested assets	1,920	1,084	6,014	50
Short-term investments gain (loss)	-	798	13	1,215
Total net realized capital gains (losses)	$(4,222)	$110,203	$138,789	$84,263

(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended September 30, 2021						Nine Months Ended September 30, 2021
			Obligations of						Obligations of
			U.S. States	Foreign	Foreign				U.S. States	Foreign	Foreign
	Corporate	Asset-Backed	and Political	Government	Corporate		Corporate	Asset-Backed	and Political	Government	Corporate
	Securities	Securities	Subdivisions	Securities	Securities	Total	Securities	Securities	Subdivisions	Securities	Securities	Total
(Dollars in thousands)

Beginning Balance	$(18,475)	$(4,915)	$-	$-	$(1,260)	$(24,650)	$(1,220)	$-	$-	$(22)	$(503)	$(1,745)
Credit losses on securities where credit
losses were not previously recorded	(5,257)		(151)	-	-	(5,408)	(21,177)	(4,915)	(151)	-	(1,055)	(27,298)
Increases in allowance on previously
impaired securities	(620)	(2,764)	-	-	-	(3,384)	(2,088)	(2,764)	-	-	-	(4,852)
Decreases in allowance on previously
impaired securities	-	-	-	-	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	1,462	-	-	-	-	1,462	1,595	-	-	22	298	1,915

Balance as of September 30, 2021	$(22,890)	$(7,679)	$(151)	$-	$(1,260)	$(31,980)	$(22,890)	$(7,679)	$(151)	$-	$(1,260)	$(31,980)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$(22,253)	$(92)	$(3,492)	$(25,837)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(6)	-	(144)	(150)	(27,666)	(519)	(4,699)	(32,884)
Increases in allowance on previously				-
impaired securities	(5,354)	(27)	(181)	(5,562)	(6,136)	(27)	(481)	(6,644)
Decreases in allowance on previously
impaired securities	159	-	151	310	3,590	212	844	4,646
Reduction in allowance due to disposals	9,980	-	1,618	11,598	12,738	215	2,288	15,241

Balance as of September 30, 2020	$(17,474)	$(119)	$(2,048)	$(19,641)	$(17,474)	$(119)	$(2,048)	$(19,641)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of fixed maturity securities	$283,412	$402,528	$883,149	$1,392,801
Gross gains from sales	17,004	18,721	51,738	54,077
Gross losses from sales	(10,785)	(15,291)	(26,285)	(55,104)

Proceeds from sales of equity securities	$104,231	$116,565	$578,894	$329,750
Gross gains from sales	2,768	9,512	20,875	30,268
Gross losses from sales	(3,257)	(10,829)	(11,371)	(42,910)

4. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$16,398,997	$13,611,313
Less reinsurance recoverables on unpaid losses	(1,843,691)	(1,640,712)
Net reserves beginning of period	14,555,306	11,970,601

Incurred related to:
Current year	5,577,911	4,572,640
Prior years	(6,050)	1,426
Total incurred losses and LAE	5,571,861	4,574,066

Paid related to:
Current year	1,375,665	1,015,538
Prior years	1,786,393	2,042,712
Total paid losses and LAE	3,162,058	3,058,250

Foreign exchange/translation adjustment	(41,000)	(28,024)

Net reserves end of period	16,924,109	13,458,393
Plus reinsurance recoverables on unpaid losses	2,032,844	1,774,732
Gross reserves end of period	$18,956,953	$15,233,125

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $5,577.9 million and $4,572.6 million for the nine months ended September 30, 2021 and 2020, respectively. Gross and net reserves increased for the nine months ended September 30, 2021, reflecting an increase in underlying exposure due to premium growth and catastrophe losses of $1,010.0 million and $355.0 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, current year incurred losses for the nine months ended September 30, 2020 included $434.9 million of losses associated with the COVID-19 Pandemic which did not recur in 2021.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At September 30, 2021, $1,803.0 million of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,330.2 million of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2021 and December 31, 2020 of $1,253.9 million and $784.7 million, respectively, and all prices were obtained from publicly published sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,362,822	$-	$1,362,822	$-
Obligations of U.S. States and political subdivisions	608,375	-	608,375	-
Corporate securities	7,494,241	-	6,700,200	794,041
Asset-backed securities	3,305,252	-	2,301,183	1,004,069
Mortgage-backed securities
Commercial	1,087,870	-	1,087,870	-
Agency residential	2,246,001	-	2,246,001	-
Non-agency residential	7,306	-	7,306	-
Foreign government securities	1,455,145	-	1,455,145	-
Foreign corporate securities	4,056,107	-	4,051,232	4,875
Total fixed maturities, market value	21,623,119	-	19,820,134	1,802,985

Equity securities, fair value	1,523,595	1,451,271	72,324	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,367,106	$-	$1,367,106	$-
Obligations of U.S. States and political subdivisions	577,295	-	577,295	-
Corporate securities	7,149,026	-	6,447,534	701,492
Asset-backed securities	2,565,802	-	1,942,769	623,033
Mortgage-backed securities
Commercial	990,303	-	990,303	-
Agency residential	2,267,739	-	2,267,739	-
Non-agency residential	5,194	-	5,194	-
Foreign government securities	1,645,375	-	1,645,375	-
Foreign corporate securities	3,472,333	-	3,466,634	5,699
Total fixed maturities, market value	20,040,173	-	18,709,949	1,330,224

Equity securities, fair value	1,472,236	1,368,704	103,532	-

In addition, $266.3 million and $224.7 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$705,571	$815,276	$4,887	$1,525,734	$701,492	$623,033	$5,699	$1,330,224
Total gains or (losses) (realized/unrealized)
Included in earnings	3,184	(3,292)	33	(75)	(12,366)	(7,254)	173	(19,447)
Included in other comprehensive income (loss)	(1,311)	(381)	(34)	(1,726)	6,107	4,094	(70)	10,131
Purchases, issuances and settlements	86,597	192,466	(12)	279,051	98,808	384,196	(928)	482,076
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$794,041	$1,004,069	$4,875	$1,802,984	$794,041	$1,004,069	$4,875	$1,802,984

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$761	$(2,764)	$-	$(2,003)	$(16,518)	$(7,679)	$-	$(24,197)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$721,834	$295,730	$6,274	$1,023,838	$617,588	$153,641	$1,750	$772,979
Total gains or (losses) (realized/unrealized)
Included in earnings	362	457	26	845	(100)	582	(71)	411
Included in other comprehensive income (loss)	(992)	5,028	126	4,162	(4,898)	7,238	86	2,426
Purchases, issuances and settlements	(1,349)	103,574	139	102,364	112,060	243,328	3,823	359,211
Transfers in and/or (out) of Level 3	4,189	-	(863)	3,326	(606)	-	114	(492)
Ending balance	$724,044	$404,789	$5,702	$1,134,535	$724,044	$404,789	$5,702	$1,134,535

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$4,431	$4,431	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	1,371	1,371	(24)	(24)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2,054)	(2,054)	(2,054)	(2,054)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,748	$3,748	$3,748	$3,748

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

 There were no net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value for the three and nine months ended September 30, 2021, respectively. The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3.3 million and ($0.5) million for the three and nine months ended September 30, 2020, respectively. The net transfers of $3.3 million during the three months ended September 30, 2020 were previously priced by a recognized pricing service and were subsequently priced using investment managers as of September 30, 2020. The net transfers of ($0.5) million during the nine months ended September 30, 2020 were related to securities that were previously priced using investment managers and were subsequently priced by a recognized pricing service as of September 30, 2020.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity securities, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$-	$9,877	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	9,877
Transfers in and/or (out) of Level 3	-	(9,877)	-	(9,877)
Balance, end of period	$-	$-	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9.9) million for both the three and nine months ended September 30, 2020. The transfers of ($9.9) million during both the three and nine months ended September 30, 2020, were related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost as of June 30, 2020 and was subsequently priced based upon the book value of the underlying private entity as of September 30, 2020.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) per share:
Numerator
Net income (loss)	$(73,468)	$243,057	$948,376	$450,549
Less: dividends declared-common shares and unvested common shares	(61,457)	(61,910)	(185,731)	(187,115)
Undistributed earnings	(134,925)	181,148	762,646	263,435
Percentage allocated to common shareholders (1)	100.0%	98.8%	98.7%	98.7%
	(134,925)	178,938	752,414	260,096
Add: dividends declared-common shareholders	61,457	61,199	183,333	184,836
Numerator for basic and diluted earnings per common share	$(73,468)	$240,138	$935,748	$444,931

Denominator
Denominator for basic earnings per weighted-average common shares	39,161	39,483	39,409	39,711
Effect of dilutive securities:
Options	36	74	44	79
Denominator for diluted earnings per adjusted weighted-average common shares	39,197	39,557	39,452	39,790

Per common share net income (loss)
Basic	$(1.88)	$6.08	$23.74	$11.20
Diluted	$(1.88)	$6.07	$23.72	$11.18

(1) Basic weighted-average common shares outstanding	39,161	39,483	39,409	39,711
Basic weighted-average common shares outstanding and unvested common shares expected to vest	39,161	39,971	39,945	40,221
Percentage allocated to common shareholders	100.0%	98.8%	98.7%	98.7%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three and nine months ended September 30, 2021 and 2020.

All outstanding options granted under share-based compensation plans expire on or between February 22, 2022 and September 19, 2022.

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

The Company had one equity index put option contract at September 30, 2021, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the September 30, 2021 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.1%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At September 30, 2021, the present value of the theoretical maximum payout using a 3% discount factor was $151.2 million. Conversely, if the contract had expired on September 30, 2021, with the S&P index at 4,307.54, there would have been no settlement amount.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2021	2020
The Prudential	$138,869	$140,773
Unaffiliated life insurance company	34,163	35,128

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(107,980)	$7,959	$(100,021)	$(343,137)	$38,672	$(304,465)
Reclassification of net realized losses (gains) included in net income (loss)	(809)	(579)	(1,388)	(1,233)	(2,231)	(3,464)
Foreign currency translation adjustments	(59,094)	5,495	(53,599)	(30,060)	1,174	(28,886)
Reclassification of benefit plan liability amortization included in net income (loss)	1,979	(416)	1,563	7,151	(1,502)	5,649
Total other comprehensive income (loss)	$(165,904)	$12,459	$(153,445)	$(367,279)	$36,113	$(331,166)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$68,264	$(4,784)	$63,480	$373,990	$(38,155)	$335,835
Reclassification of net realized losses (gains) included in net income (loss)	(12,678)	1,225	(11,453)	18,650	(5,961)	12,689
Foreign currency translation adjustments	64,453	(3,825)	60,628	28,555	1,835	30,390
Reclassification of benefit plan liability amortization included in net income (loss)	2,285	(479)	1,806	5,736	(1,204)	4,532
Total other comprehensive income (loss)	$122,324	$(7,863)	$114,461	$426,931	$(43,485)	$383,446

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2021	2020	2021	2020	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(809)	$(12,678)	$(1,233)	$18,650	Other net realized capital gains (losses)
	(579)	1,225	(2,231)	(5,961)	Income tax expense (benefit)
	$(1,388)	$(11,453)	$(3,464)	$12,689	Net income (loss)

Benefit plan net gain (loss)	$1,979	$2,285	$7,151	$5,736	Other underwriting expenses
	(416)	(479)	(1,502)	(1,204)	Income tax expense (benefit)
	$1,563	$1,806	$5,649	$4,532	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance of URA (D) on securities	$517,639	$600,922	$724,159	$304,425
Current period change in URA (D) of investments - non-credit related	(101,409)	52,027	(307,929)	348,524
Ending balance of URA (D) on securities	416,230	652,949	416,230	652,949

Beginning balance of foreign currency translation adjustments	(90,677)	(231,955)	(115,390)	(201,717)
Current period change in foreign currency translation adjustments	(53,599)	60,628	(28,886)	30,390
Ending balance of foreign currency translation adjustments	(144,276)	(171,327)	(144,276)	(171,327)

Beginning balance of benefit plan net gain (loss)	(69,784)	(71,830)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	1,563	1,806	5,649	4,532
Ending balance of benefit plan net gain (loss)	(68,221)	(70,024)	(68,221)	(70,024)

Ending balance of accumulated other comprehensive income (loss)	$203,733	$411,598	$203,733	$411,598

(Some amounts may not reconcile due to rounding.)

9. CREDIT FACILITIES

The Company has multiple active credit facilities for a total commitment of up to $1,530.0 million and an additional credit facility for a total commitment of up to £52.2 million, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The Company also has additional uncommitted credit facilities of up to $140.0 million which may be accessible via written request and corresponding authorization from the applicable lender. The following table presents the interest and fees incurred in connection with these committed credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Credit facility interest and fees incurred	$-	$105	$175	$560
Loan interest and fees incurred - Federal Home Loan Bank	281	27	827	27
Total interest and fees incurred	$281	$132	$1,002	$587

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May 26, 2016, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), both direct subsidiaries of Group, entered into a five year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22,

2012, four year, $800.0 million senior credit facility. Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the “2016 Group Credit Facility”. Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the 2016 Group Credit Facility, which consists of two tranches. Tranche one provides up to $200.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. Tranche two exclusively provides up to $600.0 million for the issuance of standby letters of credit on a collateralized basis.

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by new credit facilities, including the 2021 Bermuda Re Wells Fargo Letter of Credit Facility, detailed below. As a result, Tranche One of the Group Credit Facility (unsecured revolving credit in the amount of $200.0 million) is no longer effective or available for use. The $600.0 million of credit availability in Tranche two will be in run-off and able to support standby letters of credit currently in force through December 31, 2021. As of December 31, 2021, the entirety of the 2016 Group Credit Facility will have expired and will no longer be effective. This collateralized letter of credit capacity will be replaced with additional bilateral collateralized letters of credit.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2021, was $6,651.8 million. As of September 30, 2021, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2021			At December 31, 2020
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$-	$-		$200,000	$164,242	12/31/2021
	Tranche Two	600,000	402,284	12/31/2021	600,000	589,690	12/31/2021
Total Wells Fargo Bank Group Credit Facility		$600,000	$402,284		$800,000	$753,932

Bermuda Re Wells Fargo Letter of Credit Facility

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “2021 Bermuda Re Wells Fargo Letter of Credit Facility.” The Bermuda Re Wells Fargo Letter of Credit Facility originally provided for the issuance of up to $50.0 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500.0 million of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2021
Bank	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500,000	$404,157	12/31/2021
	$500,000	$404,157

Bermuda Re Citibank Letter of Credit Facility

Effective August 9, 2021, Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A. which superseded the previous letter of credit issuance facility with Citibank N.A. that was effective December 31, 2020. Both of these agreements are referred to as the “Bermuda Re Citibank Letter of Credit Facility”. The current Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230.0 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up the $140.0 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$230,000	$1,264	11/24/2021	$200,000	$4,425	02/28/2021
		429	12/16/2021		3,672	11/24/2021
		139,887	12/31/2021		448	12/16/2021
		4,425	02/28/2022		115	12/20/2021
		838	03/01/2022		136,383	12/31/2021
		148	12/20/2022		39,619	12/30/2024
		28,498	12/31/2022		821	08/15/2022
		999	08/15/2023		-
		1,252	09/23/2023		-
		22,964	09/30/2025		-
Total Citibank Bilateral Agreement	$230,000	$200,704		$200,000	$185,483

Everest International Credit Facility

Effective May 12, 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provides up to £52.2 million for the issuance of standby letters of credit on a collateralized basis.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393.0 million (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2020 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2021, was $6,788.7 million. As of September 30, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank plc	£52,175	£52,175	12/31/2024	£52,175	£52,175	12/31/2023
Total Lloyd's Bank Credit Facility	£52,175	£52,175		£52,175	£52,175

Bermuda Re Bayerische Landesbank Credit Facility

Effective August 9, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Credit Facility”. The Bermuda Re Bayerische Landesbank Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

(Dollars in thousands)	At September 30, 2021
Bank	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Letter of Credit Agreement	$200,000	$-
Total Bayerische Landesbank Bilateral Agreement	$200,000	$-

Federal Home Loan Bank Membership

Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2021, Everest Re had admitted assets of approximately $18,874.0 million which provides borrowing capacity of up to approximately $1,887.4 million. During 2020, Everest Re borrowed $400.0 million under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of September 30, 2021, $310.0 million of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At September 30, 2021, the total amount on deposit in trust accounts was $1,526.1 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mt. Logan Re Segregated Accounts	2021	2020	2021	2020
(Dollars in thousands)
Ceded written premiums	$114,694	$86,712	$269,987	$245,422
Ceded earned premiums	100,133	71,396	249,662	233,089
Ceded losses and LAE	169,998	87,917	281,893	173,968

Assumed written premiums	4,273	8,894	9,490	14,448
Assumed earned premiums	4,273	8,894	9,490	14,448
Assumed losses and LAE	-	-	-	-

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $847.3 million and $806.6 million at September 30, 2021 and December 31, 2020, respectively. Of this amount, Group had investments recorded at $61.6 million and $67.6 million at September 30, 2021 and December 31, 2020, respectively, in the segregated accounts.

Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269.2 million of casualty reserves held by Bermuda Re related to accident years 2002 through 2015. As consideration for entering the agreement, the Company transferred cash of $252.0 million to the Mt. Logan Re segregated account. The maximum liability to be retroceded under the agreement will be $319.0 million. The Company will retain liability for any amounts exceeding the maximum liability. As of September 30, 2021 and December 31, 2020, the Company has a reinsurance recoverable of $217.5 million and $254.9 million, respectively. In addition, the Company has a deferred gain liability of $34.4 million and $38.8 million as of September 30, 2021 and December 31, 2020, respectively, reported in other liabilities.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
	Total available limit as of September 30, 2021			$2,325,000

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

(Dollars in thousands)
Note Series	Issue Date	Maturity Date	Amount
Series 2017-1 Class A-2	4/13/2017	4/13/2022	$50,000
Series 2017-1 Class B-2	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	12/12/2019	12/19/2024	275,000
Series 2021-1 Class A-1	4/8/2021	4/21/2025	150,000
Series 2021-1 Class B-1	4/8/2021	4/21/2025	85,000
Series 2021-1 Class C-1	4/8/2021	4/21/2025	85,000
Series 2021-1 Class A-2	4/8/2021	4/20/2026	150,000
Series 2021-1 Class B-2	4/8/2021	4/20/2026	90,000
Series 2021-1 Class C-2	4/8/2021	4/20/2026	90,000

11. SENIOR NOTES

The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2021		December 31, 2020
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	6/5/2014	6/1/2044	400,000	$397,284	$506,828	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	979,915	1,065,400	979,524	1,138,100

On June 5, 2014, Holdings issued $400.0 million of 30 year senior notes with an interest coupon rate of 4.868%, which will mature on June 1, 2044. Interest is paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000.0 million of 30 year senior notes with an interest coupon rate of 3.50%, which will mature on October 15, 2050. Interest is paid semi-annually on April 15 and October 15 of each year.

On October 4, 2021, Holdings issued $1,000.0 million of 31 year senior notes with an interest coupon rate of 3.125%, which will mature on October 15, 2052. Interest is paid semi-annually on April 15 and October 15 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars In thousands	2021	2020	2021	2020
Interest expense incurred 4.868% Senior notes	$4,868	$4,868	$14,604	$14,604
Interest expense incurred 3.5% Senior notes	8,805	-	26,415	-

12. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2021		December 31, 2020
		Original			Consolidated Balance	Market	Consolidated Balance	Market
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,749	$216,043	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 16, 2021 to November 14, 2021 is 2.51%.

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

The Company repurchased and retired $0 million and $13.2 million of its outstanding long term subordinated notes during the three and nine months ended September 30, 2020, respectively. The Company realized a gain of $0 million and $2.5 million from the repurchase of the long term subordinated notes for the three and nine months ended September 30, 2020, respectively. No repurchases of debt were made during the three and nine months ended September 30, 2021.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million. In addition, during 2020, the Company repurchased and retired $13.2 million of the notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred	$1,456	$1,587	$4,378	$6,126

13. SEGMENT REPORTING

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada and Europe through its offices in the U.S., Canada, United Kingdom, Ireland and a branch in the Netherlands.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
Reinsurance	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$2,488,344	$2,086,961	$6,695,594	$5,403,080
Net written premiums	2,292,957	1,936,851	6,265,825	4,974,034

Premiums earned	$1,976,454	$1,669,257	$5,674,707	$4,656,733
Incurred losses and LAE	1,766,197	1,335,048	4,206,243	3,361,367
Commission and brokerage	471,079	373,251	1,353,062	1,130,946
Other underwriting expenses	45,347	51,333	144,408	135,170
Underwriting gain (loss)	$(306,170)	$(90,375)	$(29,006)	$29,250

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$1,009,264	$704,643	$2,923,587	$2,328,733
Net written premiums	732,832	511,829	2,123,311	1,693,603

Premiums earned	$679,949	$536,554	$1,927,933	$1,628,297
Incurred losses and LAE	508,103	401,162	1,365,619	1,212,699
Commission and brokerage	93,256	72,081	258,033	229,224
Other underwriting expenses	95,802	87,542	279,817	250,695
Underwriting gain (loss)	$(17,213)	$(24,231)	$24,465	$(64,321)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Underwriting gain (loss)	$(323,383)	$(114,606)	$(4,541)	$(35,071)
Net investment income	292,759	234,233	960,267	420,116
Net realized capital gains (losses)	(4,222)	110,203	138,789	84,263
Corporate expenses	(17,817)	(10,618)	(46,363)	(29,184)
Interest, fee and bond issue cost amortization expense	(15,539)	(6,641)	(46,785)	(21,477)
Other income (expense)	(19,517)	59,937	44,190	47,306
Income (loss) before taxes	$(87,719)	$272,508	$1,045,557	$465,953

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
United Kingdom gross written premium	$281,645	$314,502	$897,107	$857,310

No other country represented more than 5% of the Company’s revenues.

14. SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2021, a total of 2,090 restricted stock awards were granted: 2,090 restricted share awards were granted on September 9, 2021 with a fair value of $263.63 per share.

For the nine months ended September 30, 2021, a total of 209,631 restricted stock awards were granted: 194,610, 10,656, 2,275 and 2,090 restricted share awards were granted on February 23, 2021, February 24, 2021, May 12, 2021 and September 9, 2021, with a fair value of $242.24 per share, $244.445 per share, $264.845 per share and $263.63 per share, respectively. Additionally, 22,205 performance share unit awards were granted on February 23, 2021, with a fair value of $242.24 per unit.

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

The Company generally applies the estimated Annualized Effective Tax Rate (“AETR”) approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting. Under the AETR approach, the estimated annualized effective tax rate is applied to the interim year-to-date pre-tax income/(loss) to determine the income tax expense or benefit for the year-to-date period. The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/(loss) and annualized effective tax rate.

16. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. Other than the debt issuance on October 4, 2021 described in Note 11, the Company does not have any subsequent events to report.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2021	2020	(Decrease)	2021	2020	(Decrease)
Gross written premiums	$3,497.6	$2,791.6	25.3%	$9,619.2	$7,731.8	24.4%
Net written premiums	3,025.8	2,448.7	23.6%	8,389.1	6,667.6	25.8%

REVENUES:
Premiums earned	$2,656.4	$2,205.8	20.4%	$7,602.6	$6,285.0	21.0%
Net investment income	292.8	234.2	25.0	960.3	420.1	128.6
Net realized capital gains (losses)	(4.2)	110.2	-103.8%	138.8	84.3	64.7
Other income (expense)	(19.5)	59.9	-132.6%	44.2	47.3	-6.5
Total revenues	2,925.4	2,610.2	12.1%	8,745.9	6,836.7	27.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,274.3	1,736.2	31.0%	5,571.9	4,574.1	21.8%
Commission, brokerage, taxes and fees	564.3	445.3	26.7%	1,611.1	1,360.2	18.4%
Other underwriting expenses	141.2	138.9	1.6%	424.2	385.9	9.9%
Corporate expenses	17.8	10.6	67.8%	46.4	29.2	58.9%
Interest, fees and bond issue cost amortization expense	15.5	6.6	134.0%	46.8	21.5	117.8%
Total claims and expenses	3,013.1	2,337.7	28.9%	7,700.3	6,370.8	20.9%

INCOME (LOSS) BEFORE TAXES	(87.7)	272.5	-132.2%	1,045.6	466.0	124.4
Income tax expense (benefit)	(14.3)	29.5	-148.4%	97.2	15.4	NM %
NET INCOME (LOSS)	$(73.5)	$243.1	-130.2	$948.4	$450.5	110.5

RATIOS:			Point Change			Point Change
Loss ratio	85.6%	78.7%	6.9	73.3%	72.8%	0.5
Commission and brokerage ratio	21.2%	20.2%	1.0	21.2%	21.7%	(0.5)
Other underwriting expense ratio	5.3%	6.3%	(1.0)	5.6%	6.1%	(0.5)
Combined ratio	112.2%	105.2%	7.0	100.1%	100.6%	(0.5)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2021	2020	(Decrease)
Balance sheet data:
Total investments and cash				$27,783.7	$25,461.6	9.1%
Total assets				36,606.1	32,788.4	11.6%
Loss and loss adjustment expense reserves				18,957.0	16,399.0	15.6%
Total debt				1,910.9	1,910.4	-%
Total liabilities				26,627.5	23,062.2	15.5%
Shareholders' equity				9,978.6	9,726.2	2.6%
Book value per share				253.40	243.25	4.2%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 25.3% to $3,497.6 million for the three months ended September 30, 2021, compared to $2,791.6 million for the three months ended September 30, 2020, reflecting a $401.3 million, or 19.2%, increase in our reinsurance business and a $304.6 million, or 43.2%, increase in our insurance business. The increase in reinsurance premiums was due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss and property catastrophe excess of loss business, as well as $24.0 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, professional liability business and short-tail business, including property. Gross written premiums increased by 24.4% to $9,619.2 million for the nine months ended September 30, 2021, compared to $7,731.8 million for the nine months ended September 30, 2020, reflecting a $1,292.5 million, or 23.9%, increase in our reinsurance business and a $594.9 million, or 25.5%, increase in our insurance business. The increase in reinsurance premiums was due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as $94.2 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, professional liability business and short-tail business, including property, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 23.6% to $3,025.8 million for the three months ended September 30, 2021, compared to $2,448.7 million for the three months ended September 30, 2020. Net written premiums increased by 25.8% to $8,389.1 million for the nine months ended September 30, 2021, compared to $6,667.6 million for the nine months ended September 30, 2020. These increases are consistent with the changes in gross written premiums. Premiums earned increased by 20.4% to $2,656.4 million for the three months ended September 30, 2021, compared to $2,205.8 million for the three months ended September 30, 2020. Premiums earned increased by 21.0% to $7,602.6 million for the nine months ended September 30, 2021, compared to $6,285.0 million for the nine months ended September 30, 2020. The changes in premiums earned relative to net written premiums are the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased to $292.8 million for the three months ended September 30, 2021, compared with investment income of $234.2 million for the three months ended September 30, 2020 and increased to $960.3 million for the nine months ended September 30, 2021, compared to $420.1 million for the nine months ended September 30, 2020. Net pre-tax investment income, as a percentage of average invested assets, was 4.4% for the three months ended September 30, 2021 and 2020. Net pre-tax investment income, as a percentage of average invested assets, was 5.0% for the nine months ended September 30, 2021 compared to 2.7% for the nine months ended September 30, 2020. The increases in both income and yield were primarily the result of a significant increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

Net Realized Capital Gains (Losses). Net realized capital losses were $4.2 million and net realized capital gains were $110.2 million for the three months ended September 30, 2021 and 2020, respectively. The net realized capital losses of $4.2 million for the three months ended September 30, 2021 were comprised of $4.6 million of net losses from fair value re-measurements and $7.3 million of allowances for credit losses, partially offset by $7.7 million of net realized capital gains from sales of investments. The net realized capital gains of $110.2 million for the three months ended September 30, 2020 were comprised of $100.0 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, $6.2 million from a decline in net allowances for credit losses and $4.0 million of net realized capital gains from sales of investments.

Net realized capital gains were $138.8 million and $84.3 million for the nine months ended September 30, 2021 and 2020, respectively. The net realized capital gains of $138.8 million for the nine months ended September 30, 2021 were comprised of $128.0 million of net gains from fair value re-measurements and $41.0 million of net realized capital gains from sales of investments, partially offset by $30.2 million of allowances for credit losses. The net realized capital gains of $84.3 million for the nine months ended September 30, 2020 were comprised of $116.3 million of net gains from fair value re-measurements, partially offset by $19.6 million of net allowances for credit losses and $12.4 million of net realized capital losses from sales of investments.

Other Income (Expense). We recorded other expense of $19.5 million and other income of $59.9 million for the three months ended September 30, 2021 and 2020, respectively. We recorded other income of $44.2 million and $47.3 million for the nine months ended September 30, 2021 and 2020, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $16.6 million and foreign currency exchange income of $61.4 million for the three months ended September 30, 2021 and 2020, respectively. We recognized foreign currency exchange income of $44.0 million and $37.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,580.9	59.5%		$(1.6)	-0.1%		$1,579.3	59.4%
Catastrophes	695.0	26.2%		-	-%		695.0	26.2%
Total	$2,275.9	85.7%		$(1.6)	-0.1%		$2,274.3	85.6%

2020
Attritional	$1,427.5	64.8%		$(1.3)	-0.1%		$1,426.2	64.7%
Catastrophes	310.0	14.0%		-	-%		310.0	14.0%
Total	$1,737.5	78.8%		$(1.3)	-0.1%		$1,736.2	78.7%

Variance 2021/2020
Attritional	$153.4	(5.3)	pts	$(0.3)	-	pts	$153.1	(5.3)	pts
Catastrophes	385.0	12.2	pts	-	-	pts	385.0	12.2	pts
Total	$538.4	6.9	pts	$(0.3)	-	pts	$538.1	6.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollar in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$4,567.9	60.1%		$(6.1)	-0.1%		4,561.9	60.0%
Catastrophes	1,010.0	13.3%		-	-%		1,010.0	13.3%
Total	$5,577.9	73.4%		$(6.1)	-0.1%		$5,571.9	73.3%

2020
Attritional	$4,217.6	67.1%		$1.4	0.1%		$4,219.1	67.2%
Catastrophes	355.0	5.6%		-	-%		355.0	5.6%
Total	$4,572.6	72.7%		$1.4	0.1%		$4,574.1	72.8%

Variance 2021/2020
Attritional	$350.3	(7.0)	pts	$(7.5)	(0.2)	pts	$342.8	(7.2)	pts
Catastrophes	655.0	7.7	pts	-	-	pts	655.0	7.7	pts
Total	$1,005.3	0.7	pts	$(7.5)	(0.2)	pts	$997.8	0.5	pts

Incurred losses and LAE increased by 31.0% to $2,274.3 million for the three months ended September 30, 2021, compared to $1,736.2 million for the three months ended September 30, 2020, primarily due to an increase of $385.0 million in current year catastrophe losses and a rise of $153.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned. The increase in attritional losses was partially offset by $124.9 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $695.0 million for the three months ended September 30, 2021 mainly related to Hurricane Ida ($463.0 million) and the European floods ($232.0 million). The $310.0 million of current year catastrophe losses for the three months ended September 30, 2020 related to Hurricane Laura ($131.0 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally

($26.0 million), the Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the Derecho storms ($15.1 million) and the Calgary storms in Canada ($15.0 million).

Incurred losses and LAE increased by 21.8% to $5,571.9 million for the nine months ended September 30, 2021, compared to $4,574.1 million for the nine months ended September 30, 2020, primarily due to an increase of $655.0 million in current year catastrophe losses and a rise of $350.3 million in current year attritional losses, mainly due to the impact of the increase in premiums earned. The increase in attritional losses was partially offset by $434.9 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $1,010.0 million for the nine months ended September 30, 2021 related primarily to Hurricane Ida ($463.0 million), the Texas winter storms ($285.0 million) and the European floods ($242.0 million) with the rest of the losses emanating from the 2021 Australia floods and Victoria Australia flooding. The $355.0 million of current year catastrophe losses for the nine months ended September 30, 2020 related to Hurricane Laura ($131.0 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally ($26.0 million), the Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the 2020 U.S. civil unrest ($17.4 million), Nashville tornadoes ($15.2 million), the Derecho storms ($15.1 million) the Calgary storms in Canada ($15.0 million), Australia East Coast Storm ($6.8 million) and the 2020 Australia fires ($5.6 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 26.7% to $564.3 million for the three months ended September 30, 2021, compared to $445.3 million for the three months ended September 30, 2020. Commission, brokerage, taxes and fees increased by 18.4% to $1,611.1 million for the nine months ended September 30, 2021, compared to $1,360.2 million for the nine months ended September 30, 2020. The increases were primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $141.2 million and $138.9 million for the three months ended September 30, 2021 and 2020, respectively. Other underwriting expenses were $424.2 million and $385.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in other underwriting expenses were mainly due to the continued build out of our insurance operations and the impact of the increases in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $17.8 million and $10.6 million for the three months ended September 30, 2021 and 2020, respectively, and $46.4 million and $29.2 million for the nine months ended September 30, 2021 and 2020, respectively. These increases were mainly due to higher compensation expenses from an increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $15.5 million and $6.6 million for the three months ended September 30, 2021 and 2020, respectively. Interest, fees and other bond amortization expense was $46.8 million and $21.5 million for the nine months ended September 30, 2021 and 2020, respectively. These increases were primarily due to interest expense on the $1,000.0 million senior note issuance in October 2020, partially offset by a decrease due to the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.51% as of September 30, 2021.

Income Tax Expense (Benefit). We had an income tax benefit of $14.3 million and an income tax expense of $29.5 million for the three months ended September 30, 2021 and 2020, respectively. We had an income tax expense of $97.2 million and $15.4 million for the nine months ended September 30, 2021 and 2020, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The annualized effective tax rate (“AETR”) is primarily affected by tax-exempt investment income, qualifying dividends and foreign tax credits. Variations in the AETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The changes in income tax expense (benefit) for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 results primarily from higher investment income from limited partnerships and higher realized investment capital, partially offset by an increase in catastrophe losses.

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

Net Income (Loss).

Our net loss was $73.5 million and our net income was $243.1 million for the three months ended September 30, 2021 and 2020, respectively. Our net income was $948.4 million and $450.5 million for the nine months ended September 30, 2021 and 2020, respectively. These changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 7.0 points to 112.2% for the three months ended September 30, 2021, compared to 105.2% for the three months ended September 30, 2020, and decreased by 0.5 points to 100.1% for the nine months ended September 30, 2021, compared to 100.6% for the nine months ended September 30, 2020. The loss ratio component increased 6.9 points and 0.5 points for the three and nine months ended September 30, 2021 over the same period last year mainly due to increase catastrophe losses, partially offset by COVID-19 Pandemic attritional losses incurred in the three and nine months ended September 30, 2020 which did not re-cur in 2021. The commission and brokerage ratio components increased to 21.2% for the three months ended September 30, 2021 compared to 20.2% for the three months ended September 30, 2020 and decreased to 21.2% for the nine months ended September 30, 2021 compared to 21.7% for the nine months ended September 30, 2020. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios decreased to 5.3% for the three months ended September 30, 2021 compared to 6.3% for the three months ended September 30, 2020 and decreased to 5.6% for the nine months ended September 30, 2021 compared to 6.1% for the nine months ended September 30, 2020. These decreases were mainly due to changes in the mix of business.

Shareholders’ Equity.

Shareholders’ equity increased by $252.5 million to $9,978.6 million at September 30, 2021 from $9,726.2 million at December 31, 2020, principally as a result of $948.4 million of net income, $21.0 million of share-based compensation transactions and $5.6 million of net benefit plan obligation adjustments, net of tax, partially offset by $307.9 million of unrealized depreciation on investments net of tax, the repurchase of 790,920 common shares for $200.1 million, $185.7 million of shareholder dividends and $28.9 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased to $292.8 million for the three months ended September 30, 2021, compared with investment income of $234.2 million for the three months ended September 30, 2020. Net investment income increased to $960.3 million for the nine months ended September 30, 2021, compared with investment income of $420.1 million for the nine months ended September 30, 2020. These increases were primarily the result of a significant increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Fixed maturities	$134.2	$136.1	$423.3	$407.9
Equity securities	3.8	4.4	12.1	11.6
Short-term investments and cash	-	0.5	1.0	4.4
Other invested assets
Limited partnerships	138.8	88.8	493.1	22.1
Other	30.9	14.7	62.8	(1.3)
Gross investment income before adjustments	307.6	244.5	992.3	444.7
Funds held interest income (expense)	1.2	0.7	12.5	10.9
Future policy benefit reserve income (expense)	(0.2)	(0.3)	(0.7)	(0.8)
Gross investment income	308.6	244.9	1,004.0	454.8
Investment expenses	(15.9)	(10.7)	(43.8)	(34.7)
Net investment income	$292.8	$234.2	$960.3	$420.1

(Some amounts may not reconcile due to rounding.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Annualized pre-tax yield on average cash and invested assets	4.4%	4.4%	5.0%	2.7%
Annualized after-tax yield on average cash and invested assets	3.8%	3.8%	4.4%	2.3%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$17.0	$18.7	$(1.7)	$51.7	$54.1	$(2.4)
Losses	(10.8)	(13.3)	2.5	(26.3)	(53.1)	26.8
Total	6.3	5.4	0.9	25.5	0.9	24.5

Fixed maturity securities, fair value:
Gains	-	-	-	-	-	-
Losses	-	(2.0)	2.0	-	(2.0)	2.0
Total	-	(2.0)	2.0	-	(2.0)	2.0

Equity securities, fair value:
Gains	2.8	9.5	(6.7)	20.9	30.3	(9.4)
Losses	(3.3)	(10.8)	7.5	(11.4)	(42.9)	31.5
Total	(0.5)	(1.3)	0.8	9.5	(12.6)	22.1

Other Invested Assets:
Gains	2.4	1.4	1.0	8.0	6.0	2.0
Losses	(0.5)	(0.3)	(0.2)	(2.0)	(5.9)	3.9
Total	1.9	1.1	0.8	6.0	0.1	5.9

Short Term Investments:
Gains	-	0.8	(0.8)	-	1.2	(1.2)
Losses	-	-	-	-	-	-
Total	-	0.8	(0.8)	-	1.2	(1.2)

Total net realized gains (losses) from sales:
Gains	22.2	30.4	(8.2)	80.6	91.5	(10.9)
Losses	(14.6)	(26.4)	11.8	(39.7)	(103.9)	64.2
Total	7.7	4.0	3.7	41.0	(12.4)	53.4

Allowance for credit losses:	(7.3)	6.2	(13.5)	(30.2)	(19.6)	(10.6)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	3.3	(3.3)	-	1.9	(1.9)
Equity securities, fair value	(4.6)	96.7	(101.3)	128.0	114.4	13.6
Total	(4.6)	100.0	(104.6)	128.0	116.3	11.7

Total net realized capital gains (losses)	$(4.2)	$110.2	$(114.4)	$138.8	$84.3	$54.5

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $4.2 million and net realized capital gains were $110.2 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we recorded $4.6 million of net losses from fair value re-measurements and $7.3 million of allowances for credit losses, partially offset by $7.7 million of net realized capital gains from sales of investments. For the three months ended September 30, 2020, we recorded $100.0 million of net gains from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, $6.2 million from a decline in net allowances for credit losses and $4.0 million of net realized capital gains from sales of investments. The fixed maturity and equity sales for the three months ended September 30, 2021 and 2020 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $138.8 million and $84.3 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 we recorded $128.0 million of net gains from fair value re-measurements and $41.0 million of net realized capital gains from sales of investments, partially offset by $30.2 million of allowances for credit losses. For the nine months ended September 30, 2020 we recorded $116.3 million of net gains from fair value re-measurements, partially offset by $19.6 million of net allowances for credit losses and $12.4 million of net realized capital losses from sales of investments.

Segment Results.

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada and Europe through its offices in the U.S., Canada, United Kingdom, Ireland and a branch in the Netherlands.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$2,488.3	$2,087.0	$401.3	19.2%	$6,695.6	$5,403.1	$1,292.5	23.9%
Net written premiums	2,293.0	1,936.9	356.1	18.4%	6,265.8	4,974.0	1,291.8	26.0%

Premiums earned	$1,976.5	$1,669.3	$307.2	18.4%	$5,674.7	$4,656.7	$1,018.0	21.9%
Incurred losses and LAE	1,766.2	1,335.0	431.2	32.3%	4,206.2	3,361.4	844.8	25.1%
Commission and brokerage	471.1	373.3	97.8	26.2%	1,353.1	1,130.9	222.2	19.6%
Other underwriting expenses	45.3	51.3	(6.0)	-11.7%	144.4	135.2	9.2	6.8%
Underwriting gain (loss)	$(306.2)	$(90.4)	$(215.8)	-238.8%	$(29.0)	$29.3	$(58.3)	-199.2%

				Point Chg				Point Chg
Loss ratio	89.4%	80.0%		9.4	74.1%	72.2%		1.9
Commission and brokerage ratio	23.8%	22.3%		1.5	23.8%	24.3%		(0.4)
Other underwriting expense ratio	2.3%	3.1%		(0.8)	2.5%	2.9%		(0.4)
Combined ratio	115.5%	105.4%		10.1	100.5%	99.4%		1.1

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 19.2% to $2,488.3 million for the three months ended September 30, 2021 from $2,087.0 million for the three months ended September 30, 2020, due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss business and property catastrophe excess of loss business, as well as a $24.0 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 18.4% to $2,293.0 million for the three months ended September 30, 2021 compared to $1,936.9 million for the three months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 18.4% to $1,976.5 million for the three months ended September 30, 2021, compared to $1,669.3 million for the three months ended September 30, 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 23.9% to $6,695.6 million for the nine months ended September 30, 2021 from $5,403.1 million for the nine months ended September 30, 2020, due to increases in most lines of business, notably property pro rata business, casualty pro rata business and casualty excess of loss, as well as a $94.2 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 26.0% to $6,265.8 million for the nine months ended September 30, 2021 compared to $4,974.0 million for the nine months ended September 30, 2020. The difference between the change in gross written premiums compared to the change in net written premiums was primarily due to varying utilization of reinsurance. Premiums earned increased by 21.9% to $5,674.7 million for the nine months ended September 30, 2021, compared to $4,656.7 million for the nine months ended September 30, 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,152.8	58.3%		$(1.6)	-0.1%		1,151.2	58.2%
Catastrophes	615.0	31.1%		-	-%		615.0	31.1%
Total Segment	$1,767.8	89.4%		$(1.6)	-0.1%		$1,766.2	89.4%

2020
Attritional	$1,063.8	63.8%		$(1.3)	-0.1%		$1,062.5	63.7%
Catastrophes	272.5	16.3%		-	-%		272.5	16.3%
Total Segment	$1,336.3	80.1%		$(1.3)	-0.1%		$1,335.0	80.0%

Variance 2021/2020
Attritional	$89.0	(5.5)	pts	$(0.3)	-	pts	$88.7	(5.5)	pts
Catastrophes	342.5	14.8	pts	-	-	pts	342.5	14.8	pts
Total Segment	$431.5	9.3	pts	$(0.3)	-	pts	$431.2	9.4	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$3,338.6	58.8%		$(4.9)	-0.1%		3,333.7	58.7%
Catastrophes	872.5	15.4%		-	-%		872.5	15.4%
Total Segment	$4,211.1	74.2%		$(4.9)	-0.1%		$4,206.2	74.1%

2020
Attritional	$3,067.5	65.9%		$(3.1)	-0.1%		$3,064.4	65.8%
Catastrophes	297.0	6.4%		-	-%		297.0	6.4%
Total Segment	$3,364.5	72.3%		$(3.1)	-0.1%		$3,361.4	72.2%

Variance 2021/2020
Attritional	$271.1	(7.1)	pts	$(1.8)	-	pts	$269.3	(7.1)	pts
Catastrophes	575.5	9.0	pts	-	-	pts	575.5	9.0	pts
Total Segment	$846.6	1.9	pts	$(1.8)	-	pts	$844.8	1.9	pts

Incurred losses increased by 32.3% to $1,766.2 million for the three months ended September 30, 2021, compared to $1,335.0 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $342.5 million in current year catastrophe losses, as well as an increase of $89.0 million in current year attritional losses, mainly related to the impact of the increase in premiums earned, and partially offset by $109.9 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $615.0 million for the three months ended September 30, 2021 related primarily to Hurricane Ida ($383.0 million) and the European floods ($232.0 million). The $272.5 million of current year catastrophe losses for the three months ended September 30, 2020 related primarily to Hurricane Laura ($116.0 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), the Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), the Derecho storms ($13.1 million), the Calgary storms in Canada ($12.5 million) and Hurricane Sally ($10.0 million).

Incurred losses increased by 25.1% to $4,206.2 million for the nine months ended September 30, 2021, compared to $3,361.4 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $575.5 million in current year catastrophe losses and an increase of $271.1 million in current year attritional losses, mainly related to the impact of the increase in premiums earned. The increase in attritional losses was partially offset by $351.0 million of COVID-19 Pandemic losses incurred in 2020 which did not re-cur in 2021. The current year catastrophe losses of $872.5 million for the nine months ended September 30, 2021 related primarily to Hurricane Ida ($383.0 million), the European floods ($242.0 million) and the Texas winter storms ($227.5 million) with the rest of the losses emanating from the 2021 Australia floods and the Victoria Australia flooding. The $297.0 million of current year catastrophe losses for the nine months ended September

30, 2020 related primarily to Hurricane Laura ($116.0 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), the Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), the Derecho storms ($13.1 million), the Calgary storms in Canada ($12.5 million), Hurricane Sally ($10.0 million), the Nashville tornadoes ($9.7 million), the Australia East Coast storm ($6.8 million), the Australia fires ($5.6 million) and the 2020 U.S. Civil Unrest ($2.4 million).

Segment Expenses. Commission and brokerage expenses increased by 26.2% to $471.1 million for the three months ended September 30, 2021 compared to $373.3 million for the three months ended September 30, 2020. Commission and brokerage expenses increased by 19.6% to $1,353.1 million for the nine months ended September 30, 2021 compared to $1,130.9 million for the nine months ended September 30, 2020. These increases were mainly due to the impact of the increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses decreased to $45.3 million for the three months ended September 30, 2021 from $51.3 million for the three months ended September 30, 2020. The quarter over quarter decline was mainly due to changes in the mix of business. Segment other underwriting expenses increased to $144.4 million for the nine months ended September 30, 2021 from $135.2 million for the nine months ended September 30, 2020. The year over year increase was mainly due to the impact of the changes in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$1,009.3	$704.6	$304.7	43.2%	$2,923.6	$2,328.7	$594.9	25.5%
Net written premiums	732.8	511.8	221.0	43.2%	2,123.3	1,693.6	429.7	25.4%

Premiums earned	$679.9	$536.6	$143.3	26.7%	$1,927.9	$1,628.3	$299.6	18.4%
Incurred losses and LAE	508.1	401.2	106.9	26.7%	1,365.6	1,212.7	152.9	12.6%
Commission and brokerage	93.3	72.1	21.2	29.4%	258.0	229.2	28.8	12.6%
Other underwriting expenses	95.8	87.5	8.3	9.4%	279.8	250.7	29.1	11.6%
Underwriting gain (loss)	$(17.2)	$(24.2)	$6.9	29.0%	$24.5	$(64.3)	$88.8	138.0%

				Point Chg				Point Chg
Loss ratio	74.7%	74.8%		-	70.8%	74.6%		-3.8
Commission and brokerage ratio	13.7%	13.4%		0.3	13.4%	14.0%		-0.6
Other underwriting expense ratio	14.1%	16.3%		-2.2	14.5%	15.4%		-0.9
Combined ratio	102.5%	104.5%		-2.0	98.7%	104.0%		-5.3

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 43.2% to $1,009.3 million for the three months ended September 30, 2021 compared to $704.6 million for the three months ended September 30, 2020. This rise was primarily related to increases in specialty casualty business, professional liability business and short-tail business, including property. Net written premiums increased by 43.2% to $732.8 million for the three months ended September 30, 2021 compared to $511.8 million for the three months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 26.7% to $679.9 million for the three months ended September 30, 2021 compared to $536.6 million for the three months ended September 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 25.5% to $2,923.6 million for the nine months ended September 30, 2021 compared to $2,328.7 million for the nine months ended September 30, 2020. This rise was related to increases in specialty casualty business, professional liability business and short-tail business, including property, partially offset by a decline in workers’ compensation business. Net written premiums increased by 25.4% to $2,123.3 million for the nine months ended September 30, 2021 compared to $1,693.6 million for the nine months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 18.4% to $1,927.9 million for the nine months ended September 30, 2021 compared to $1,628.3 million for the nine months ended September 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$428.1	63.0%		$-	-%		428.1	63.0%
Catastrophes	80.0	11.8%		-	-%		80.0	11.8%
Total Segment	$508.1	74.7%		$-	-%		$508.1	74.7%

2020
Attritional	$363.7	67.8%		$-	-%		$363.7	67.8%
Catastrophes	37.5	7.0%		-	-%		37.5	7.0%
Total Segment	$401.2	74.8%		$-	-%		$401.2	74.8%

Variance 2021/2020
Attritional	$64.4	(4.8)	pts	$-	-	pts	$64.4	(4.8)	pts
Catastrophes	42.5	4.8	pts	-	-	pts	42.5	4.8	pts
Total Segment	$106.9	-	pts	$-	-	pts	$106.9	-	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,229.3	63.8%		$(1.2)	-0.1%		1,228.1	63.7%
Catastrophes	137.5	7.1%		-	-%		137.5	7.1%
Total Segment	$1,366.8	70.9%		$(1.2)	-0.1%		$1,365.6	70.8%

2020
Attritional	$1,150.1	70.7%		$4.6	0.3%		$1,154.7	71.0%
Catastrophes	58.0	3.6%		-	-%		58.0	3.6%
Total Segment	$1,208.1	74.3%		$4.6	0.3%		$1,212.7	74.6%

Variance 2021/2020
Attritional	$79.2	(6.9)	pts	$(5.8)	(0.4)	pts	$73.4	(7.3)	pts
Catastrophes	79.5	3.5	pts	-	-	pts	79.5	3.5	pts
Total Segment	$158.7	(3.4)	pts	$(5.8)	(0.4)	pts	$152.9	(3.8)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 26.7% to $508.1 million for the three months ended September 30, 2021 compared to $401.2 million for the three months ended September 30, 2020. The increase was mainly due to an increase in current year attritional losses of $64.4 million primarily related to the impact of the increase in premiums earned, as well as an increase of $42.5 million in current year catastrophe losses. The increase in attritional losses was partially offset by $15.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $80.0 million for the three months ended September 30, 2021 related to Hurricane Ida. The $37.5 million of current year catastrophe losses for the three months ended September 30, 2020 related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million), the Calgary storms in Canada ($2.5 million), the Derecho storms ($2.0 million) and Hurricane Isaias ($2.0 million).

Incurred losses and LAE increased by 12.6% to $1,365.6 million for the nine months ended September 30, 2021 compared to $1,212.7 million for the nine months ended September 30, 2020. The increase was mainly due to an increase in current year catastrophe losses of $79.5 million and an increase of $79.2 million in current year attritional losses primarily related to the impact of the increase in premiums earned. The increase in attritional losses was partially offset by $84.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $137.5 million for the nine months ended September 30, 2021 related to Hurricane Ida ($80.0 million) and the Texas winter storms ($57.5 million). The $58.0 million of current year catastrophe losses for the nine months ended September 30, 2020 related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million), the 2020 U.S. Civil Unrest ($15.0 million), the Nashville tornadoes ($5.5 million), the Calgary storms in Canada ($2.5 million), the Derecho storms ($2.0 million) and Hurricane Isaias ($2.0 million).

Segment Expenses. Commission and brokerage increased by 29.4% to $93.3 million for the three months ended September 30, 2021 compared to $72.1 million for the three months ended September 30, 2020. Commission and brokerage increased by 12.6% to $258.0 million for the nine months ended September 30, 2021 compared to $229.2 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increases in premiums earned.

Segment other underwriting expenses increased to $95.8 million for the three months ended September 30, 2021 compared to $87.5 million for the three months ended September 30, 2020. Segment other underwriting expenses increased to $279.8 million for the nine months ended September 30, 2021 compared to $250.7 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increases in premiums earned and increased expenses related to the continued build out of the insurance business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $27,783.7 million at September 30, 2021, an increase of $2,322.1 million compared to $25,461.6 million at December 31, 2020. This increase was primarily the result of $2,790.5 million of cash flows from operations, $543.4 million in equity adjustments of our limited partnership investments, and $13.7 million in fair value re-measurements, partially offset by $344.5 million of pre-tax unrealized depreciation, the repurchases of 790,920 common shares for $200.1 million, $185.7 million paid out in dividends to shareholders, $177.3 million decrease in unsettled securities, $57.1 million of amortization bond premium and $53.3 million due to fluctuations in foreign currencies.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We limit our allocation to these asset classes because of

1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions. At September 30, 2021, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 95.6% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2021		At December 31, 2020
Fixed maturities, market value	$21,623.1	77.8%	$20,040.2	78.7%
Equity securities, fair value	1,523.6	5.5%	1,472.2	5.8%
Short-term investments	713.1	2.6%	1,135.0	4.5%
Other invested assets	2,855.4	10.3%	2,012.6	7.9%
Cash	1,068.4	3.8%	801.7	3.1%
Total investments and cash	$27,783.7	100.0%	$25,461.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2021	December 31, 2020
Fixed income portfolio duration (years)	3.3	3.6
Fixed income composite credit quality	A1	Aa3

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Fixed income portfolio total return	0.5%	6.3%
Barclay's Capital - U.S. aggregate index	(1.6)%	7.5%

Common equity portfolio total return	11.6%	26.7%
S&P 500 index	15.9%	18.4%

Other invested asset portfolio total return	33.8%	8.3%

The pre-tax equivalent total return for the bond portfolio was approximately (0.5)% and 5.3%, respectively, for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Recoverables.

Reinsurance recoverables for both paid and unpaid losses totaled $2,215.4 million and $1,994.6 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, $778.7 million, or 35.1%, was receivable from Mt. Logan Re collateralized segregated accounts; $205.6 million, or 9.3%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $110.9 million or 5.0% was receivable from Endurance Specialty Holdings, Ltd. (“Endurance”). No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $18,957.0 million and $16,399.0 million at September 30, 2021 and December 31, 2020, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2021
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,497.6	$8,304.1	$13,801.7	72.8%
Insurance	1,354.5	3,619.8	4,974.3	26.2%
Total excluding A&E	6,852.1	11,923.9	18,776.0	99.0%
A&E	167.8	13.1	180.9	1.0%
Total including A&E	$7,019.9	$11,937.0	$18,957.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,092.7	$6,723.8	$11,816.5	72.1%
Insurance	1,282.1	3,082.6	4,364.8	26.6%
Total excluding A&E	6,374.8	9,806.4	16,181.3	98.7%
A&E	184.0	33.8	217.7	1.3%
Total including A&E	$6,558.8	$9,840.2	$16,399.0	100.0%

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

	At	At
	September 30,	December 31,
(Dollars in millions)	2021	2020
Gross reserves	$182.5	$219.3
Ceded reserves	(13.7)	(21.1)
Net reserves	$168.8	$198.3

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at September 30, 2021, we had net asbestos loss reserves of $167.7 million, or 99.3%, of total net A&E reserves, all of which was for assumed business.

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

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly ceded reserves were reduced by $43.4 million. In addition, the maximum liability permitted to be retroceded increased to $450.3 million. We will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 5.5 years at September 30, 2021. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity. Our shareholders’ equity increased to $9,978.6 million as of September 30, 2021 from $9,726.2 million as of December 31, 2020. This increase was the result of $948.4 million of net income, $21.0 million of share-based compensation transactions and $5.6 million of net benefit plan obligation adjustments, net of tax, partially offset by $307.9 million of unrealized depreciation on investments net of tax, the repurchase of 790,920 common shares for $200.1 million, $185.7 million of shareholder dividends and $28.9 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at September 30, 2021 and December 31, 2020 was $9,978.6 million and $9,726.2 million, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

On October 7, 2020, we issued $1,000.0 million of 30 year senior notes at a rate of 3.5%. These senior notes will mature on October 15, 2050 and will pay interest semi-annually.

On October 4, 2021, we issued an additional $1,000.0 million of 31 year senior notes at a rate of 3.125%. These senior notes will mature on October 15, 2052 and will pay interest semi-annually.

During the first three quarters of 2021, we repurchased 790,920 shares for $200.1 million in the open market and paid $185.7 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $249.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of September 30, 2021, we had repurchased 30.4 million shares under this authorization.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2,790.5 million and $2,190.6 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $525.9 million and $505.9 million for the nine months ended September 30, 2021 and 2020, respectively and net tax payments of $39.8 million and net tax recoveries of $169.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2021 and December 31, 2020, we held cash and short-term investments of $1,781.6 million and $1,936.6 million, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2021, we had $1,621.5 million of available for sale fixed maturity securities maturing within one year or less, $6,826.9 million maturing within one to five years and $6, 528.2 million maturing after five years. Our $1,523.6 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At September 30, 2021 we had $472.3 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $626.4 million of pre-tax unrealized appreciation and $154.1 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple credit facilities that provide commitment of up to $1,530.0 million and £52.2 million of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $140.0 million of uncommitted credit facilities, which would require approval from the applicable lender.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $5,371.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after March 31, 2016 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2021, was $6,651.8 million. As of September 30, 2021, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2021 and December 31, 2020, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At September 30, 2021, the Group Credit Facility had $402.3 million outstanding letters of credit under tranche two. At December 31, 2020, the Group Credit Facility had $164.2 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

Effective August 9, 2021 Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A. which superseded the previous letter of credit issuance facility with Citibank N.A. that was effective December 31, 2020. Both of these agreements are referred to as the “Bermuda Re Citibank Letter of Credit Facility”. The current Bermuda Re Letter of Credit Facility provides for the committed issuance of up to $230.0 million of secured letters of credit. In addition, the facility provides for the uncommitted issuance of up to $140.0 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A.

At September 30, 2021 and December 31, 2020, the Bermuda Re Citibank Letter of Credit Facility had $200.7 million and $185.5 million of outstanding letters of credit, respectively.

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “Bermuda Re Wells Fargo Letter of Credit Facility.” The Bermuda Re Wells Fargo Letter of Credit Facility originally provided for the issuance of up to $50.0 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500.0 million of secured letters of credit.

At September 30, 2021, the Bermuda Re Wells Fargo Letter of Credit Facility had $404.2 million of outstanding letters of credit.

Effective August 9, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Credit Facility”. The Bermuda Re Bayerische Landesbank Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

At September 30, 2021, the Bermuda Re Bayerische Landesbank Credit Facility had no outstanding letters of credit.

Effective May 12, 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provides up to £52.2 million for the issuance of standby letters of credit on a collateralized basis.

The Everest International Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $6,393.0, million (70% of consolidated net worth as of December 31, 2019), plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2019 and for which net income is positive, plus 25% of any increase in consolidated net worth of Group during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2021, was $6,788.7 million. As of September 30, 2021, the Company was in compliance with all Everest International Credit Facility requirements.

At September 30, 2021 and December 31, 2020, Everest International Credit Facility had £52.2 million of outstanding letters of credit.

Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Costs incurred in connection with the Group Credit Facility and Everest International Credit Facility were $0.2 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Everest Re is a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2021, Everest Re had admitted assets of approximately $18,874.0 million which provides borrowing capacity of up to approximately $1,887.4 million. As of September 30, 2021, Everest Re had $310.0 million of outstanding borrowings through its FHLB borrowing capacity. The $310.0 million of collateralized borrowings have interest payable at a rate of 0.35%.

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

Interest Rate Risk. Our $27.8 billion investment portfolio, at September 30, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3,341.2 million of mortgage-backed securities in the $21,623.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $713.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2021
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$23,888.3	$23,112.3	$22,336.3	$21,560.2	$20,784.2
Market/Fair Value Change from Base (%)	6.9%	3.5%	0.0%	(3.5)%	(6.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,339.0	$669.5	$-	$(669.5)	$(1,339.0)

We had $18,957.0 million and $16,399.0 million of gross reserves for losses and LAE as of September 30, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $0.8 billion resulting in a discounted reserve balance of approximately $16.1 billion, representing approximately 72.0% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,218.9	$1,371.2	$1,523.6	$1,676.0	$1,828.3
After-tax Change in Fair/Market Value	$(241.2)	$(120.6)	$-	$120.6	$241.2

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2021	133,949	$248.8612	133,949	2,058,292
August 1 - 31, 2021	191,560	$257.2113	191,560	1,866,732
September 1 - 30, 2021	305,222	$257.1626	299,849	1,566,883
Total	630,731	$-	625,358	1,566,883

(1)On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased 30.4 million of the Company’s shares.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1	Credit Facility Agreement, dated August 9, 2021, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing a $230.0 million committed credit facility, filed herewith

10.2	Credit Facility Agreement, dated August 27, 2021, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank providing a $200.0 million committed credit facility, filed herewith

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 4, 2021