Form 10-K
period 2021-12-31
EVEREST RE GROUP LTD
filed 2022-02-28
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $10.1 billion.

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At February 1, 2022
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,271,864

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2022 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2021.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums, in 2021, of $13.0 billion with approximately 69.5% representing reinsurance and 30.5% representing insurance. Shareholders’ equity at December 31, 2021 was $10.1 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, surplus lines brokers and general agent relationships. Group’s active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

• Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write both reinsurance and insurance property and casualty and life and annuity business. Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets. At December 31, 2021, Bermuda Re had shareholder’s equity of $3.1 billion.

• Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. All of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re, Ireland Re and Ireland Insurance. At December 31, 2021, Everest International had shareholder’s equity of $1.0 billion.

• Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

• Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets.

• Everest Re, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2021, Everest Re had statutory surplus of $5.8 billion.

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

Commencing in 2015 the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results. Recent growth is coming from highly diversified areas including newly launched lines of business, as well as product and geographic expansion in existing lines of business. The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise. As part of this initiative, the Company launched a syndicate through Lloyd’s of London and formed Ireland Insurance, providing access to additional international business and new product opportunities to further diversify and broaden its insurance portfolio going forward.

Marketing.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2021 calendar year, no single customer (ceding company or insured) generated more than 3.8% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 63.6%, 5.7% and 30.7% of the Company’s 2021 gross written premiums were written in the broker reinsurance, insurance and direct reinsurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 52.7% of gross written premiums in 2021. The largest broker, Marsh and McLennan, accounted for approximately 20.5% of gross written premiums. The second largest broker, Aon, accounted for approximately 15.9% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business mainly writes commercial property and casualty on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2021, two program administrators accounted for approximately 11% of the Company’s gross written premium each and included multiple independent programs for each program administrator with the largest representing 3% of the overall gross written premium.

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

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada, Europe and South America through its offices in the U.S., Canada, Chile, the United Kingdom, Ireland and a branch located in the Netherlands.

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

Underwriting Operations.

The following five year table presents the distribution of the Company’s gross written premiums by its segments: Reinsurance and Insurance. The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2021		2020		2019		2018		2017
Reinsurance
Property Pro Rata (1)	$2,843.4	31.4%	$2,397.3	32.9%	$1,974.2	31.1%	$2,147.3	34.5%	$1,718.9	33.6%
Property Non-Catastrophe XOL	625.0	6.9%	507.9	7.0%	442.7	7.0%	397.9	6.4%	353.3	6.9%
Property Catastrophe XOL	1,468.4	16.2%	1,277.1	17.5%	1,186.9	18.6%	1,313.2	21.1%	1,355.1	26.5%
Casualty Pro Rata	2,250.9	24.8%	1,526.5	21.0%	1,443.3	22.7%	1,172.1	18.8%	641.4	12.5%
Casualty XOL	1,267.3	14.0%	947.7	13.0%	730.3	11.5%	574.3	9.2%	448.3	8.8%
Financial Lines	612.4	6.8%	625.3	8.6%	578.4	9.1%	619.8	10.0%	597.6	11.7%
Reinsurance Total (2)	$9,067.3	100.0%	$7,281.7	100.0%	$6,355.9	100.0%	$6,224.6	100.0%	$5,114.7	100.0%

Insurance
Accident and Health	$417.9	10.5%	$370.0	11.6%	$336.8	12.1%	$286.1	12.7%	263.8	12.8%
Specialty Casualty	1,355.4	34.0%	1,004.5	31.4%	789.6	28.4%	581.9	25.9%	403.8	19.6%
Other Specialty	233.2	5.9%	169.2	5.3%	133.8	4.8%	94.1	4.2%	64.2	3.1%
Professional Liability	785.5	19.7%	542.0	16.9%	417.8	15.0%	310.2	13.8%	275.1	13.4%
Property/Short Tail	717.4	18.0%	605.0	18.9%	530.6	19.1%	447.1	19.9%	556.6	27.0%
Workers' Compensation	473.2	11.9%	510.1	15.9%	568.8	20.5%	531.2	23.6%	495.7	24.0%
Insurance Total (2)	3,982.5	100.0%	3,200.6	100.0%	2,777.5	100.0%	2,250.6	100.0%	2,059.2	100.0%

Total Company (2)	$13,049.8	100.0%	$10,482.4	100.0%	$9,133.4	100.0%	$8,475.2	100.0%	$7,173.9	100.0%
__________________
(1) For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2) Certain totals and subtotals may not reconcile due to rounding.

Reinsurance Segment. The Company’s Reinsurance segment writes property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. The Company’s Reinsurance segment business is written within three main Reinsurance markets - U.S. Reinsurance market, International Reinsurance market, and Bermuda Reinsurance market.

The Company’s U.S. Reinsurance market includes property and casualty reinsurance and specialty lines of business, including marine, aviation, surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The treaty property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any zone and across contiguous zones. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, financial lines, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries. Facultative business includes property, casualty, and national brokerage lines of business. The marine and aviation business is written primarily through brokers and contains a significant international component. Surety business consists mainly of reinsurance of contract surety bonds. In 2021, $3.8 billion of the Company’s gross written premiums were attributable to its U.S. Reinsurance market of which 51.2% was treaty property business, 33.1% treaty casualty business, 10.2% facultative business, 2.9% marine & aviation business, 1.3% surety business, and 1.3% A&H business. In addition, 56.3% was written on a pro rata basis and 43.7% was written on an excess of loss basis. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the

U.S. Reinsurance market includes portions of reinsurance programs for large, national insurance companies. In 2021, 96.5% and 3.5% of the Company’s gross written premiums in the U.S. reinsurance market were written in the broker reinsurance and direct reinsurance markets, respectively.

The Company’s International Reinsurance market focuses on opportunities in several targeted international locations, including Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. In 2021, $2.2 billion of gross written premiums were attributable to International operation. Of the Company’s 2021 international gross written premiums, $1.6 billion was written out of our Miami and New Jersey offices of which 72.3% was treaty reinsurance and 27.7% facultative reinsurance, $251.5 million out of our Canadian branch which 69.2% was treaty reinsurance and 30.8% facultative reinsurance, and $313.9 million out of our Singapore branch which mainly was treaty business. 44.9% of International business represented property pro rata business, 29.8% represented property excess of loss business, 14.0% represented casualty excess of loss business and 11.3% represented casualty pro rata business. As with the U.S. Reinsurance market, the Company’s International Reinsurance market focuses on financially sound companies that have strong management and underwriting discipline and expertise. Of the Company’s 2021 gross written premiums in its International Reinsurance market, 75.2% was written through brokers, with 24.8% written directly with ceding companies.

The Company’s Bermuda Reinsurance market includes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re. The Company also writes assumed business with the segregated cells of Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) which represents a diversified set of catastrophe exposures, diversified by risk/peril and across different geographical regions globally. In 2021, $3.1 billion of gross written premiums were attributable to Bermuda operation. Of the Company’s 2021 gross written premiums in its Bermuda Reinsurance market, $1.3 billion was written through Bermuda Re, $1.2 billion through our UK branch, $610.1 million through Ireland Re and $12.1 million through Mt. Logan. 49.8% of Bermuda business represented casualty pro rata business, 24.9% represented property pro rata business, 14.5% represented casualty excess of loss business and 10.8% represented property excess of loss business. 96.9% of Bermuda operations was written through brokers, with 3.1% written directly with ceding companies.

Insurance Segment. The Insurance segment writes property and casualty insurance through general agents, wholesale and retail brokers and surplus lines brokers within the U.S., Canada, Ireland, Netherlands, Bermuda, Chile and through the Company’s Lloyds Syndicate. In 2021, the Company’s Insurance segment wrote $4.0 billion of gross written premiums, of which 72% was casualty and 28% was property, principally targeting commercial business. Insurance business written directly through the Company’s offices represented $3.0 billion or 76% of the segment’s premium and $954 million or 24% was written through program administrators.

In 2021 the Insurance Segment wrote $1.4 billion of Specialty Casualty business consisting primarily of auto liability, primary and excess general liability, and some products liability written by multiple divisions with the largest including Specialty Casualty, Risk Management, Everest Underwriting Partners (“EUP”), EverSports and Energy. Professional Liability totaled $786 million consisting primarily of directors’ and officers’ liability, error and omissions, fiduciary liability, cyber liability, crime, and employment practices liability written principally by the Everest Specialty Underwriters (“ESU”) division and the Lloyd’s Syndicate. Property / Short Tail business totaled $717 million consisting of commercial property, auto physical damage, and contingency business, written principally by the US Property and EUP divisions, and Everest Canada. Workers Compensation totaled $473 million of premium, written with a focus on the manufacturing, hospitality, construction, and real estate industries, and written principally by the Risk Management and EUP divisions. Accident and Health totaled $418 million, which includes principally medical stop loss, specialty medical business, pro sports disability and Medicare supplement business. Other Specialty totaled $233 million consisting of reps and warranty, credit and political risk, and surety written within the ESU division and Everest Ireland.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 4.8% of its December 31, 2021 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top three zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2022:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$155	$521	$701	$848	$1,045	$2,189
Southeast U.S., Wind	411	534	649	815	1,027	1,412
Texas Wind	152	345	483	612	706	860

The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$120	$357	$483	$595	$754	$1,586
Southeast U.S., Wind	260	$350	413	558	673	963
Texas Wind	114	243	332	422	469	586

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

At December 31, 2021, the Company had $2.1 billion in reinsurance recoverables with respect to both paid and unpaid losses ceded. Of this amount $691.4 million, or 33.7%, was recoverable from Mt. Logan Re collateralized segregated accounts; $221.9 million, or 10.8%, was recoverable from Munich Reinsurance America, Inc. (“Munich Re”) and $115.1 million, or 5.6%, was recoverable from Endurance Reinsurance Corporation of America (“Endurance Re”). No other retrocessionaire accounted for more than 5% of our recoverables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Since the Company has operations in many countries, part of the Company’s loss and LAE reserves are in foreign currencies and translated to U.S. dollars for each reporting period. Fluctuations in the exchange rates for the currencies, period over period, affect the U.S. dollar amount of outstanding reserves. The translation adjustment eliminates the impact of the exchange fluctuations from the reserve re-estimates. For reconciliation of beginning and ending reserves, see Note 3 of Notes to Consolidated Financial Statements.

Reserves for Asbestos and Environmental Loss and LAE.

At December 31, 2021, the Company’s gross reserves for A&E claims represented 0.9% of its total reserves. The Company’s A&E liabilities stem from Mt. McKinley Insurance Company’s (“Mt. McKinley”) direct insurance business and Everest Re’s assumed reinsurance business. Liabilities related to Mt. McKinley’s direct business, which had been ceded to Bermuda Re previously, were retroceded to an affiliate of Clearwater Insurance Company (“Clearwater”), a subsidiary of Fairfax Financial in July 2015, concurrent with the sale of Mt. McKinley to Clearwater.

On July 13, 2015, the Company sold Mt. McKinley to Clearwater. Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater. Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date. Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business. The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million. The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

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

There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and ITEM 8, “Financial Statements and Supplementary Data” – Note 3 of Notes to Consolidated Financial Statements.

Future Policy Benefit Reserves.

The Company wrote a limited amount of life and annuity reinsurance in its Reinsurance segment. Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include mortality provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company’s operating results for that period. See ITEM 8, “Financial Statements and Supplementary Data” - Note 1F and Note 3 of Notes to Consolidated Financial Statements.

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

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in fixed maturities with a high level of average credit quality. This global fixed maturity securities portfolio is largely managed on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company.

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include: 1) publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank and private loan securities and 5) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions. At December 31, 2021, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 106.7% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2021, is estimated at approximately 4.0 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The duration of the fixed income portfolio at December 31, 2021 and 2020 was 3.2 years and 3.6 years, respectively.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities. Approximately 39.1% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s cash and invested assets totaled $29.7 billion at December 31, 2021, which consisted of 84.0% fixed maturities, short term investments and cash, of which 92.0% were investment grade; 9.8% other invested assets and 6.2% equity securities. The average maturity of fixed maturity securities was 5.0 years at December 31, 2021, and their overall duration was 3.2 years.

As of December 31, 2021, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where an allowance for credit losses has been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $1.0 billion and a market value of $1.1 billion. CMBS securities comprising more than 89% of the December 31, 2021 market value are rated AAA by S&P Global Ratings (“S&P”). Furthermore, all held CMBS securities are rated investment grade by S&P.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2021	$27,606.3	$1,164.9	4.22%	$257.9	$(542.3)
2020	23,253.4	642.5	2.76%	267.6	465.2
2019	19,632.4	647.1	3.30%	185.0	532.9
2018	18,425.8	581.2	3.15%	(127.1)	(250.9)
2017	17,840.2	542.9	3.04%	153.2	(94.8)

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

(3) Included in 2021, 2020, 2019, 2018 and 2017 are fair value re-measurements of $235.7 million, $280.4 million, $167.0 million, ($67.3) million and $139.0 million, respectively.

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2021		2020
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$7,110.7	31.8%	$7,040.6	35.1%
AA	2,591.0	11.6%	3,022.4	15.1%
A	5,832.9	26.1%	5,223.6	26.0%
BBB	4,763.4	21.4%	3,339.7	16.7%
BB	1,203.6	5.4%	881.9	4.4%
B	325.2	1.5%	257.7	1.3%
Rated below B	56.8	0.3%	38.7	0.2%
Other	424.7	1.9%	235.6	1.2%
Total	$22,308.3	100.0%	$20,040.2	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2021		2020
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$1,398.0	6.2%	$1,374.7	6.9%
Due after one year through five years	7,154.5	32.1%	6,774.8	33.8%
Due after five years through ten years	5,100.7	22.9%	4,751.9	23.7%
Due after ten years	1,627.2	7.3%	1,309.8	6.5%
Asset-backed securities	3,581.7	16.1%	2,565.8	12.8%
Mortgage-backed securities	3,446.2	15.4%	3,263.2	16.3%
Total fixed maturity securities	$22,308.3	100.0%	$20,040.2	100.0%

(Some amounts may not reconcile due to rounding.)

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, S&P Global Ratings (“S&P”) and Moody’s. These ratings represent an independent opinion of the financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of January 31, 2022.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on May 7, 2021. S&P states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on June 4, 2021. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on July 20, 2021.

Subsidiaries other than Everest Reinsurance Co. and Everest Reinsurance (Bermuda) Ltd. may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the Holdings’ senior notes due June 1, 2044, senior notes due October 15, 2050, senior notes due October 15, 2052 and long-term notes due May 1, 2067 all of which are considered investment grade. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	NR		A-	(Strong)	Baa1	(Medium Grade)
Long-Term Notes due May 1, 2067	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

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

The industry continues to deal with the impacts of a global pandemic, COVID-19 and its subsequent variants. We activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be, but it is likely to change depending on the line of business and geography.

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

Human Capital Management.

Our employees are essential to the success of our business, and so we strive to attract and retain a high standard of insurance professionals to meet our business needs as well as the needs of our clients and customers. As of February 1, 2022, the Company employed 1,947 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Everest is committed to providing our employees with an engaging and supportive environment so that employees can develop personally and help us achieve success as an organization. We consider the ability to attract, develop and retain a high caliber of insurance professionals to be critical to our success. Opportunities for continued learning and talent development are provided to all employee levels. Employees are encouraged to take ownership of their development by using the tools that the Company has made available to them - including industry training, mentorships and personal development classes. Everest actively manages its succession planning throughout our organization and strives to provide job growth and advancement opportunities to internal talent, where possible.

Diversity and Inclusion.

Our strength and success derive from our diversity, and we are at our best when we embrace diverse views and perspectives. Our Board is committed to diversity within its structure as well as emphasizing its importance in our senior executive leadership. We believe that diversity in gender, age, ethnicity and skill set allows for dynamic and evolving perspectives in governance, strategy, corporate responsibility, human rights and risk management.

Proactive diversity recruitment is an integral aspect of succession planning at the executive level involving identifying and developing female and other minority leaders within the organization to assume more visible senior leadership roles. Our Talent Development team works with senior management to identify women and persons of color across the Company as potential leaders. These individuals are provided management and executive leadership training and education to enhance their skillsets and encourage promotions. Indeed, our executive officers are measured on their forward-thinking diversity initiatives as part of their annual performance evaluations. Such diversity at the most senior levels of our organization reflects our commitment to identify and develop highly qualified women and individuals of color to help lead our Company into the future.

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

Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their prior year end statutory capital and surplus. At December 31, 2021, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $5.8 billion at December 31, 2021, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2022 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $578.9 million.

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

Periodic Examinations. Led by their state of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, foreign insurance companies and foreign branch offices are subject to examination and review by regulators in their various jurisdictions. None of the reports of these examinations or reviews contained any material findings or recommendations.

NAIC Risk-Based Capital Requirements. The U.S. National Association of Insurance Commissioners (“NAIC”) has developed a formula to measure the statutory minimum amount of capital required for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk, and underwriting risk. The standard is an effort to anticipate insolvencies. This allows regulators to take actions that could limit the impact of these insolvencies on policyholders.

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

Based on their financial positions at December 31, 2021, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum thresholds.

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

Netherlands. Ireland Insurance’s Netherland branch conducts business in the Netherlands and is subject to taxation in the Netherlands.

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

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2021	$1,135.0
2020	425.0
2019	575.5
2018	1,800.2
2017	1,472.6

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2021, 2019 and 2017 and resulted in a decrease to our pre-tax net income in 2020 and 2018:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2021	$9.1	increase
2020	401.4	decrease
2019	63.6	increase
2018	387.1	decrease
2017	293.4	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2021, 0.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers, and could have a material and adverse effect on our ability to write new business that in turn could impact our profitability and operating results. In December 2021, S&P announced proposed changes to its rating methodologies. The proposed changes have not been finalized, so the impact, if any, that these changes may have on our financial strength ratings is unknown.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a rating fell below A.M. Best’s A- rating level. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

	2021	2020	2019	2018	2017
Percentage of ceded written premiums to gross written premiums	12.3%	13.0%	14.3%	12.5%	13.0%

Our industry is highly competitive and we may not be able to compete as successfully in the future.

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

According to S&P, Everest ranks among the top ten global property & casualty reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $274 billion in 2020 according to data compiled by S&P. In addition to competitors the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 72) and existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Juan C. Andrade (age 56); Executive Vice President and Chief Financial Officer, Mark Kociancic (age 52), Executive Vice President, Group, Chief Operating Officer and Head of Reinsurance Division, Jim Williamson (age 48), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 55) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Mike Karmilowicz (age 53). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between February 2024 and October 2027.

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

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2021, we wrote approximately 26.2% of our coverages in non-U.S. currencies; as of December 31, 2021, we maintained approximately 16.3% of our investment portfolio in investments denominated in non-U.S. currencies. During 2021 and 2020, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $45.2 million to a gain of $61.4 million.

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

The ownership of common shares of Group by Everest Preferred International Holdings, Ltd., (“Preferred Holdings”) a direct subsidiary of Group may have an impact on securing approval of shareholder proposals that Group’s management supports.

As of December 31, 2021, Everest Preferred owned 9,719,971 or 19.8% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest Preferred, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.

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

Risks Relating to Taxation

If international tax laws change, our net income may be impacted.

The Organization for Economic Co-operation and Development (“OECD”) and its member countries which includes the U.S., have been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. Recently they agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. These proposals, if implemented, could have an impact our net income and effective tax rate. Group and/or various Group companies may be subject to additional income taxes, which would reduce our net income.

If U.S. tax law changes, our net income may be impacted.

The 2017 TCJA addressed what some members of Congress had expressed concern about for several years, which was U.S. corporations moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%.

Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter which may exceed its regular income tax. In addition, new legislation as well as proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

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

If U.S. tax law changes, our U.S. shareholders net income may be impacted.

U.S. shareholders. In January 2022, Treasury and the IRS released proposed regulations regarding the determination and inclusion of related-person insurance income (RPII). The regulations, if finalized without modifications, could cause RPII to be attributable to the Company’s U.S. shareholders prospectively and therefore additional income tax. The imposition of such tax could reduce our U.S. shareholders return on investment in the Company. Our U.S. shareholders net income and tax liabilities might be increased, reducing their net income.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda. The Company’s other 23 locations occupy a total of approximately 254,000 square feet, all of which are leased.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. The quarterly high and low closing market prices of Group’s common shares for the periods indicated were:

	2021		2020
	High	Low	High	Low
First Quarter	$255.97	$211.08	$291.78	$171.96
Second Quarter	276.95	236.21	231.07	161.72
Third Quarter	273.68	236.68	232.19	197.10
Fourth Quarter	286.62	250.41	241.54	196.20

Number of Holders of Common Shares.

The number of record holders of common shares as of February 1, 2022 was 630. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.

In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.55 per share for the four quarters of 2020. The Company declared and paid its quarterly cash dividend of $1.55 per share for the four quarters of 2021. On February 24, 2022, the Company’s Board of Directors declared a dividend of $1.55 per share, payable on or before March 30, 2022 to shareholders of record on March 16, 2022.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2021	—	$—	—	2,357,803
February 1 - 28, 2021	49,610	$241.4919	4,100	2,353,703
March 1 - 31, 2021	93,362	$241.7088	93,362	2,260,341
April 1 - 30, 2021	—	$—	—	2,260,341
May 1 - 31, 2021	2,378	$267.0901	—	2,260,341
June 1 - 30, 2021	68,100	$246.4414	68,100	2,192,241
July 1 - 31, 2021	133,949	$248.8612	133,949	2,058,292
August 1 - 31, 2021	191,560	$257.2113	191,560	1,866,732
September 1 - 30, 2021	305,222	$257.1626	299,849	1,566,883
October 1 - 31, 2021	2,062	$269.4910	—	1,566,883
November 1 - 30, 2021	4,232	$274.4150	—	1,566,883
December 1 - 31, 2021	97,186	$259.3518	96,702	1,470,181
Total	947,661	$—	887,622	1,470,181

(1)On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased 30.5 million of the Company’s shares.

Recent Sales of Unregistered Securities.

None.

Performance Graph.

The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2016 through December 31, 2021, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/16	12/17	12/18	12/19	12/20	12/21
Everest Re Group, Ltd.	100.00	104.43	105.19	136.92	119.04	142.66
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Property & Casualty Insurance	100.00	122.39	116.64	146.82	157.04	187.31

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, were derived from the audited consolidated financial statements of the Company. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
Operating data:
Gross written premiums	$13,049.8	$10,482.4	$9,133.4	$8,475.2	$7,173.9
Net written premiums	11,445.5	9,117.0	7,824.4	7,414.4	6,244.7
Premiums earned	10,406.4	8,681.5	7,403.7	6,931.7	5,937.8
Net investment income	1,164.9	642.5	647.1	581.2	542.9
Net realized capital gains (losses)	257.9	267.6	185.0	(127.1)	153.2
Incurred losses and loss adjustment
expenses (including catastrophes)	7,391.3	6,550.8	4,922.9	5,651.4	4,522.6
Net catastrophe losses (1)	1,065.0	415.0	550.0	1,669.8	1,339.1
Commission, brokerage, taxes and fees	2,208.8	1,873.3	1,703.7	1,519.0	1,304.0
Other underwriting expenses	582.6	511.2	440.9	371.5	318.8
Corporate expenses	67.8	41.1	33.0	30.7	25.9
Interest, fees and bond issue cost
amortization expense	70.1	36.3	31.7	31.0	31.6
Income (loss) before taxes	1,545.6	585.3	1,099.0	(242.2)	419.4
Income tax expense (benefit)	166.5	71.2	89.5	(331.2)	(63.4)
Net income (loss) (2)	1,379.1	514.2	1,009.5	89.0	482.8

EARNINGS PER COMMON SHARE:
Basic (3)	$34.66	$12.81	$24.77	$2.18	$11.77

Diluted (4)	$34.62	$12.78	$24.70	$2.17	$11.70

Dividends declared	$6.20	$6.20	$5.75	$5.30	$5.05

Certain GAAP financial ratios: (5)
Loss ratio	71.0%	75.5%	66.5%	81.5%	76.2%
Other underwriting expense ratio	26.8%	27.4%	29.0%	27.3%	27.3%
Combined ratio (2)	97.8%	102.9%	95.5%	108.8%	103.5%

Balance sheet data (at end of period):
Total investments and cash	$29,673.3	$25,461.6	$20,748.5	$18,433.1	$18,626.5
Total assets	38,185.3	32,711.5	27,244.0	24,773.1	23,577.6
Loss and LAE reserves	19,009.5	16,322.1	13,531.3	13,098.2	11,870.1
Total debt	3,088.6	1,910.4	633.8	633.6	633.4
Total liabilities	28,046.1	22,985.3	18,111.1	16,869.3	15,208.4
Shareholders' equity	10,139.2	9,726.2	9,132.9	7,860.8	8,340.7
Book value per share (6)	258.21	243.25	223.85	193.37	204.25

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

(3) Based on weighted average basic common shares outstanding of 39.3 million, 39.7 million, 40.3 million, 40.4 million and 40.6 million for 2021, 2020, 2019, 2018 and 2017, respectively.

(4) Based on weighted average diluted common shares outstanding of 39.3 million, 39.7 million, 40.4 million, 40.6 million and 40.8 million for 2021, 2020, 2019, 2018 and 2017, respectively.

(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6) Based on 39.3 million, 40.0 million, 40.8 million, 40.7 million and 40.8 million common shares outstanding for December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion and analysis of our results of operations and financial condition for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under ITEM 8 of this Form 10-K. Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, comparisons between 2020 and 2019 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

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

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be, but it is likely to change depending on the line of business and geography.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Gross written premiums	$13,049.8	$10,482.4	$9,133.4	24.5%	14.8%
Net written premiums	11,445.5	9,117.0	7,824.4	25.5%	16.5%

REVENUES:
Premiums earned	$10,406.4	$8,681.5	$7,403.7	19.9%	17.3%
Net investment income	1,164.9	642.5	647.1	81.3%	(0.7)%
Net realized capital gains (losses)	257.9	267.6	185.0	(3.6)%	44.7%
Other income (expense)	37.0	6.5	(4.6)	NM	(39.2)%
Total revenues	11,866.3	9,598.1	8,231.2	23.6%	16.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	7,391.3	6,550.8	4,922.9	12.8%	33.1%
Commission, brokerage, taxes and fees	2,208.8	1,873.3	1,703.7	17.9%	10.0%
Other underwriting expenses	582.6	511.2	440.9	14.0%	16.0%
Corporate expenses	67.8	41.1	33.0	65.0%	24.7%
Interest, fees and bond issue cost amortization expense	70.1	36.3	31.7	93.1%	14.6%
Total claims and expenses	10,320.6	9,012.8	7,132.2	14.5%	26.4%

INCOME (LOSS) BEFORE TAXES	1,545.6	585.3	1,099.0	164.1%	(46.7)%
Income tax expense (benefit)	166.5	71.2	89.5	133.9%	(20.5)%
NET INCOME (LOSS)	$1,379.1	$514.2	$1,009.5	168.2%	(49.1)%

RATIOS:				Point Change
Loss ratio	71.0%	75.5%	66.5%	(4.5)	9.0
Commission and brokerage ratio	21.2%	21.6%	23.0%	(0.4)	(1.4)
Other underwriting expense ratio	5.6%	5.8%	6.0%	(0.2)	(0.2)
Combined ratio	97.8%	102.9%	95.5%	(5.1)	7.4

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2021	2020	2019	2021/2020	2020/2019
Balance sheet data:
Total investments and cash	$29,673.3	$25,461.6	$20,748.5	16.5%	22.7%
Total assets	38,185.3	32,711.5	27,244.0	16.7%	20.1%
Loss and loss adjustment expense reserves	19,009.5	16,322.1	13,531.3	16.5%	20.6%
Total debt	3,088.6	1,910.4	633.8	61.7%	201.4%
Total liabilities	28,046.1	22,985.3	18,111.1	22.0%	26.9%
Shareholders' equity	10,139.2	9,726.2	9,132.9	4.2%	6.5%
Book value per share	258.21	243.25	223.85	6.2%	8.7%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 24.5% to $13.0 billion in 2021, compared to $10.5 billion in 2020, reflecting a $1.8 billion, or 24.5%, increase in our reinsurance business and a $0.8 billion, or 24.4%, increase in our insurance business. The increase in reinsurance premiums was due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss business, property pro-rata business and property catastrophe excess of loss business, as well as $90.5 million positive impact from the movement of foreign exchange rates. The rise in insurance premiums was primarily due to increases in specialty casualty business, professional liability business and short-tail business, including property. Net written premiums increased by 25.5% to $11.4 billion in 2021, compared to $9.1 billion in 2020. This change is consistent with the change in gross written premiums. Premiums earned increased by 19.9% to $10.4 billion in 2020, compared to $8.7 billion in 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Other Income (Expense). We recorded other income of $37.0 million and $6.5 million in 2021 and 2020, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $28.1 million in 2021 and foreign currency exchange expense of $7.3 million in 2020.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$6,265.3	60.2%		$(9.1)	(0.1)%		$6,256.2	60.1%
Catastrophes	1,135.0	10.9%		—	—%		1,135.0	10.9%
Total segment	$7,400.3	71.1%		$(9.1)	(0.1)%		$7,391.3	71.0%

2020
Attritional	$5,724.4	66.0%		$401.4	4.7%		$6,125.8	70.7%
Catastrophes	425.0	4.9%		—	—%		425.0	4.9%
Total segment	$6,149.4	70.9%		$401.4	4.7%		$6,550.8	75.5%

2019
Attritional	$4,441.0	60.0%		$(93.6)	(1.3)%		$4,347.4	58.7%
Catastrophes	545.5	7.4%		30.0	0.4%		575.5	7.8%
Total segment	$4,986.5	67.4%		$(63.6)	(0.9)%		$4,922.9	66.5%

Variance 2021/2020
Attritional	$540.9	(5.8)	pts	$(410.5)	(4.8)	pts	$130.4	(10.6)	pts
Catastrophes	710.0	6.0	pts	—	—	pts	710.0	6.0	pts
Total segment	$1,250.9	0.2	pts	$(410.5)	(4.8)	pts	$840.4	(4.6)	pts

Variance 2020/2019
Attritional	$1,283.4	6.0	pts	$495.0	6.0	pts	$1,778.4	12.0	pts
Catastrophes	(120.5)	(2.5)	pts	(30.0)	(0.4)	pts	(150.5)	(2.9)	pts
Total segment	$1,162.9	3.5	pts	$465.0	5.6	pts	$1,627.9	9.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 12.8% to $7.4 billion in 2021, compared to $6.6 billion in 2020, primarily due to an increase of $710.0 million in current year catastrophe losses and a rise of $540.9 million in current year attritional losses, partially offset by more favorable development on prior years attritional losses mainly related to $400.0 million of reserve strengthening in the 4th quarter of 2020 which did not recur in 2021. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned, partially mitigated by $511.1 million of COVID-19 Pandemic losses incurred in 2020. The current year catastrophe losses of $1.1 billion in 2021 related primarily to Hurricane Ida ($460.0 million), the Texas winter storms ($294.4 million) the European floods ($242.1 million) , the Canada drought loss ($80.0 million) and the Quad state tornadoes ($45.0 million) with the rest of the losses emanating from the South Africa riots and the 2021 Australia floods. The $425.0 million of current year catastrophe losses in 2020 related to Hurricane Laura ($124.0 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($40.0 million), Hurricane Sally ($32.8 million), the California Glass wildfire ($29.5 million), Nashville tornadoes ($22.9 million), the Derecho storms ($20.5 million), Hurricane Isaias ($20.0 million), Hurricane Delta ($20.0 million), the Oregon wildfires ($17.0 million), the Calgary storms in Canada ($14.7 million), the 2020 U.S. civil unrest ($14.5 million), the Queensland Hailstorm ($10.0 million), the 2020 Australia fires ($8.2 million) and the Australia East Coast Storm ($6.8 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 17.9% to $2.2 billion for the year ended December 31, 2021 compared to $1.9 billion for the year ended December 31, 2020. The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $582.6 million and $511.2 million in 2021 and 2020, respectively. The increase in other underwriting expenses in 2021 was mainly due to the continued build out of our insurance operations and the growth of the Group overall; broadly in line with the year over year increase in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $67.8 million and $41.1 million for the years ended December 31, 2021 and 2020, respectively. The increase from 2020 to 2021 was mainly due to costs associated with the relocation of our U.S. corporate offices and higher compensation expenses from an increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $70.1 million and $36.3 million in 2021 and 2020, respectively. The increase in interest expense was primarily due to the issuance of $1.0 billion of senior notes in October 2020 and the issuance of $1.0 billion of senior notes in October 2021. Interest expense was also impacted by the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.54% as of December 31, 2021.

Income Tax Expense (Benefit). We had income tax expense of $166.5 million and $71.2 million in 2021 and 2020, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.

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

Net Income (Loss).

Our net income was $1.4 billion and $514 million in 2021 and 2020, respectively. The change was primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 5.1 points to 97.8% in 2021, compared to 102.9% in 2020. The loss ratio component decreased 4.5 points in 2021 over the same period last year mainly due to $400.0 million of reserve strengthening in the fourth quarter of 2020 and COVID-19 Pandemic attritional losses incurred in 2020, neither of which recurred in 2021. These impacts to the loss ratio were partially offset by $710.0 million of additional current year catastrophe losses in 2021 compared to 2020. The commission and brokerage ratio components decreased to 21.2% in 2021 compared to 21.6% in 2020 mainly due to changes in the mix of business. The other underwriting expense ratios decreased slightly to 5.6% in 2021 compared to 5.8% in 2020.

Shareholders’ Equity.

Shareholders’ equity increased by $0.4 billion to $10.1 billion at December 31, 2021 from $9.7 billion at December 31, 2020, principally as a result of $1.4 billion of net income, $29.1 million of share-based compensation transactions and $23.5 million of net benefit plan obligation adjustments, net of tax, partially offset by $484.8 million of unrealized depreciation on investments net of tax, $246.7 million of shareholder dividends, the repurchase of 887,622 common shares for $225.1 million and $62.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 81.3% to $1.2 billion in 2021 compared with investment income of $642.5 million in 2020. The increase was primarily the result of a significant increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Fixed maturities	$561.1	$542.4	$520.3
Equity securities	17.3	18.8	19.5
Short-term investments and cash	1.3	5.0	17.6
Other invested assets
Limited partnerships	565.3	112.9	105.8
Other	62.9	1.7	14.1
Gross investment income before adjustments	1,207.9	680.7	677.3
Funds held interest income (expense)	12.3	12.8	13.3
Future policy benefit reserve income (expense)	(1.1)	(1.2)	(1.4)
Gross investment income	1,219.1	692.2	689.2
Investment expenses	(54.2)	(49.8)	(42.1)
Net investment income	$1,164.9	$642.5	$647.1

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	2021	2020	2019
Annualized pre-tax yield on average cash and invested assets	4.4%	2.9%	3.3%
Annualized after-tax yield on average cash and invested assets	3.8%	2.5%	2.9%

Annualized return on invested assets	5.3%	4.0%	4.3%

	2021	2020	2019
Fixed income portfolio total return	0.5%	6.3%	6.2%
Barclay's Capital - U.S. aggregate index	(1.5)%	7.5%	8.7%

Common equity portfolio total return	19.0%	26.7%	23.8%
S&P 500 index	28.7%	18.4%	31.5%

Other invested asset portfolio total return	36.5%	8.3%	9.9%

The pre-tax equivalent total return for the bond portfolio was approximately 0.5% and 5.3%, respectively, in 2021 and 2020. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2021/2020	2020/2019
(Dollars in millions)	2021	2020	2019	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$71.7	$79.6	$63.4	$(7.9)	$16.2
Losses	(55.2)	(81.8)	(35.3)	26.6	(46.5)
Total	16.5	(2.2)	28.1	18.7	(30.3)

Fixed maturity securities, fair value:
Gains	—	—	0.4	—	(0.4)
Losses	—	(2.9)	-	2.9	(2.9)
Total	—	(2.9)	0.4	2.9	(3.3)

Equity securities, fair value:
Gains	42.2	37.4	14.3	4.8	23.1
Losses	(14.6)	(46.4)	(10.1)	31.8	(36.3)
Total	27.6	(9.0)	4.1	36.6	(13.1)

Other Invested Assets
Gains	10.0	7.7	6.8	2.3	0.9
Losses	(3.8)	(6.0)	(0.8)	2.2	(5.3)
Total	6.1	1.7	6.0	4.4	(4.4)

Short Term Investments
Gains	—	1.3	—	(1.3)	1.3
Losses	—	-	—	-	—
Total	—	1.3	—	(1.3)	1.3

Total net realized capital gains (losses) from sales:
Gains	123.9	126.1	84.9	(2.1)	41.2
Losses	(73.7)	(137.1)	(46.1)	63.4	(91.0)
Total	50.2	(11.1)	38.9	61.3	(49.9)

Allowance for credit losses:	(28.0)	(1.7)	—	(26.3)	(1.7)

Other-than-temporary impairments:	—	—	(20.9)	—	20.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	—	1.9	1.8	(1.9)	0.1
Equity securities, fair value	235.7	278.5	165.2	(42.8)	113.3
Total	235.7	280.4	167.0	(44.7)	113.4

Total net realized capital gains (losses)	$257.9	$267.6	$185.0	$(9.8)	$82.7

(Some amounts may not reconcile due to rounding.)

Segment Results.

The Company’s operations are comprised of its Reinsurance segment and its Insurance segment. These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Years Ended December 31,			2021/2020		2020/2019
(Dollars in millions)	2021	2020	2019	Variance	% Change	Variance	% Change
Gross written premiums	$9,067.3	$7,281.7	$6,355.9	$1,785.6	24.5%	$925.8	14.6%
Net written premiums	8,535.6	6,767.6	5,732.3	1,768.0	26.1%	1,035.3	18.1%

Premiums earned	$7,757.5	$6,466.1	$5,491.3	$1,291.4	20.0%	$974.8	17.8%
Incurred losses and LAE	5,556.4	4,933.4	3,675.2	623.0	12.6%	1,258.2	34.2%
Commission and brokerage	1,854.5	1,552.4	1,400.2	302.1	19.5%	152.1	10.9%
Other underwriting expenses	199.1	175.7	160.8	23.4	13.3%	14.9	9.3%
Underwriting gain (loss)	$147.4	$(195.4)	$255.0	$342.9	175.4%	$(450.4)	(176.6)%

					Point Chg		Point Chg
Loss ratio	71.6%	76.3%	67.0%		(4.7)		9.3
Commission and brokerage ratio	23.9%	24.0%	25.5%		(0.1)		(1.5)
Other underwriting expense ratio	2.6%	2.7%	2.9%		(0.1)		(0.2)
Combined ratio	98.1%	103.0%	95.4%		(4.9)		7.6

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 24.5% to $9.1 billion in 2021 from $7.3 billion in 2020, primarily due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss, property pro rata business and property catastrophe excess of loss business as well as a $90.5 million positive impact from the movement of foreign exchange rates. Net written premiums increased by 26.1% to $8.5 billion in 2021 compared to $6.8 billion in 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 20.0% to $7.8 billion in 2021, compared to $6.5 billion in 2020. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$4,581.8	59.1%		$(7.9)	(0.1)%		$4,573.9	59.0%
Catastrophes	982.5	12.7%		—	—%		982.5	12.7%
Total segment	$5,564.3	71.8%		$(7.9)	(0.1)%		$5,556.4	71.6%

2020
Attritional	$4,179.5	64.6%		$396.9	6.1%		$4,576.4	70.7%
Catastrophes	357.0	5.5%		—	—%		357.0	5.5%
Total segment	$4,536.5	70.1%		$396.9	6.1%		$4,933.4	76.3%

2019
Attritional	$3,177.5	57.9%		$(77.2)	(1.4)%		$3,100.4	56.5%
Catastrophes	541.5	9.9%		33.4	0.6%		574.8	10.5%
Total segment	$3,719.0	67.8%		$(43.8)	(0.8)%		$3,675.2	67.0%

Variance 2021/2020
Attritional	$402.3	(5.5)	pts	$(404.8)	(6.2)	pts	$(2.5)	(11.7)	pts
Catastrophes	625.5	7.2	pts	—	—	pts	625.5	7.2	pts
Total segment	$1,027.8	1.7	pts	$(404.8)	(6.2)	pts	$623.0	(4.5)	pts

Variance 2020/2019
Attritional	$1,002.0	6.7	pts	$474.1	7.5	pts	$1,476.0	14.2	pts
Catastrophes	(184.5)	(4.4)	pts	(33.4)	(0.6)	pts	(217.8)	(5.0)	pts
Total segment	$817.5	2.3	pts	$440.7	6.9	pts	$1,258.2	9.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 12.6% to $5.6 billion in 2021, compared to $4.9 billion in 2020. The increase was primarily due to an increase of $625.5 million in current year catastrophe losses and an increase of $402.3 million in current year attritional losses, partially offset by more favorable development on prior years attritional losses mainly related to $400.0 million of reserve strengthening in the 4th quarter of 2020 which did not recur in 2021. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned, partially mitigated by $407.1 million of COVID-19 Pandemic losses incurred in 2020 which did not re-cur in 2021. The current year catastrophe losses of $982.5 million in 2021 related primarily to Hurricane Ida ($380.0 million), the Texas winter storms ($236.9 million), the European floods ($242.1 million), the Canada drought loss ($80.0 million and the Quad state tornadoes ($30.0 million, with the rest of the losses emanating from the 2021 South Africa riots and the 2021 Australia floods. The $357.0 million of current year catastrophe losses in 2020 related primarily to Hurricane Laura ($105.5 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($32.0 million), the California Glass wildfire ($29.5 million), Hurricane Delta ($18.0 million), Hurricane Isaias ($17.8 million), the Nashville tornadoes ($17.5 million), the Derecho storms ($17.5 million), the Oregon wildfires ($17.0 million), Hurricane Sally ($16.9 million), the Calgary storms in Canada ($12.2 million), the Queensland hailstorm ($10.0 million), the Australia fires ($8.2 million), the Australia East Coast storm ($6.8 million), and the 2020 U.S. Civil Unrest ($4.1 million).

Segment Expenses. Commission and brokerage expense increased by 19.5% to $1.9 billion in 2021 compared to $1.6 billion in 2020. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $199.1 million in 2021 from $175.7 million in 2020. The increases were mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2021/2020		2020/2019
(Dollars in millions)	2021	2020	2019	Variance	% Change	Variance	% Change
Gross written premiums	$3,982.5	$3,200.6	$2,777.5	$781.8	24.4%	$423.2	15.2%
Net written premiums	2,909.9	2,349.4	2,092.2	560.5	23.9%	257.3	12.3%

Premiums earned	$2,649.0	$2,215.4	$1,912.4	$433.6	19.6%	$303.0	15.8%
Incurred losses and LAE	1,834.8	1,617.4	1,247.7	217.4	13.4%	369.7	29.6%
Commission and brokerage	354.3	320.9	303.5	33.4	10.4%	17.4	5.7%
Other underwriting expenses	383.5	335.5	280.1	48.0	14.3%	55.4	19.8%
Underwriting gain (loss)	$76.3	$(58.4)	$81.1	$134.8	230.7%	$(139.5)	(172.0)%

					Point Chg		Point Chg
Loss ratio	69.3%	73.0%	65.2%		(3.7)		7.8
Commission and brokerage ratio	13.4%	14.5%	15.9%		(1.1)		(1.4)
Other underwriting expense ratio	14.5%	15.1%	14.7%		(0.6)		0.4
Combined ratio	97.1%	102.6%	95.8%		(5.5)		6.8

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 24.4% to $4.0 billion in 2021 compared to $3.2 billion in 2020. This rise was primarily related to increases in specialty casualty business, professional liability business and short-tail business, including property. Net written premiums increased by 23.9% to $2.9 billion in 2021 compared to $2.3 billion in 2020, which is consistent with the change in gross written premiums. Premiums earned increased 19.6% to $2.6 billion in 2021 compared to $2.2 billion in 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,683.5	63.6%		$(1.2)	—%		$1,682.3	63.6%
Catastrophes	152.5	5.8%		—	—%		152.5	5.8%
Total segment	$1,836.0	69.4%		$(1.2)	—%		$1,834.8	69.3%

2020
Attritional	$1,544.9	69.7%		$4.5	0.2%		$1,549.4	69.9%
Catastrophes	68.0	3.1%		—	—%		68.0	3.1%
Total segment	$1,612.9	72.8%		$4.5	0.2%		$1,617.4	73.0%

2019
Attritional	$1,263.4	66.1%		$(16.4)	(0.9)%		$1,247.0	65.2%
Catastrophes	4.0	0.2%		(3.4)	(0.2)%		0.7	0.0%
Total segment	$1,267.5	66.3%		$(19.8)	(1.1)%		$1,247.7	65.2%

Variance 2021/2020
Attritional	$138.6	(6.1)	pts	$(5.7)	(0.2)	pts	$132.9	(6.3)	pts
Catastrophes	84.5	2.7	pts	—	—	pts	84.5	2.7	pts
Total segment	$223.1	(3.4)	pts	$(5.7)	(0.2)	pts	$217.4	(3.7)	pts

Variance 2020/2019
Attritional	$281.5	3.6	pts	$20.9	1.1	pts	$302.4	4.7	pts
Catastrophes	64.0	2.9	pts	3.4	0.2	pts	67.3	3.1	pts
Total segment	$345.4	6.5	pts	$24.3	1.3	pts	$369.7	7.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.4% to $1.8 billion in 2021 compared to $1.6 billion in 2020. The increase was mainly due to an increase of $138.6 million in current year attritional losses and an increase in current year catastrophe losses of $84.5 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned, partially mitigated by $104.0 million of COVID-19 Pandemic losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $152.5 million related to Hurricane Ida ($80.0 million), the Texas winter storms ($57.5 million) and the Quad State tornadoes ($15.0 million). The $68.0 million of current year catastrophe losses in 2020 related to Hurricane Laura ($18.5 million), Hurricane Sally ($15.9 million), the 2020 U.S. Civil Unrest ($10.4 million), Hurricane Zeta ($8.0 million), the Nashville tornadoes ($5.5 million), the Derecho storms ($3.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.2 million) and Hurricane Delta ($2.0 million).

Segment Expenses. Commission and brokerage increased by 10.4% to $354.3 million in 2021 compared to $320.9 million in 2020. The increase in 2021 was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $383.5 million in 2021 compared to $335.5 million in 2020. The increases were mainly due to the impact of the increases in premiums earned and increased expenses related to the continued build out of the insurance business.

Critical Accounting Estimates

The following is a summary of the critical accounting estimates related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.

Loss and LAE Reserves. Our most critical accounting estimate is the determination of our loss and LAE reserves. We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Our net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2021, we had reinsurance reserves of $13.9 billion, of which $173.6 million were loss reserves for A&E liabilities, and insurance loss reserves of $5.1 billion. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

The detailed data required to evaluate ultimate losses for our insurance business is accumulated from our underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses to us in many forms dependent on the type of contract and the agreed or contractual reporting requirements. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into our records. For certain proportional contracts, we may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Our experienced claims staff handles individual loss reports and supporting claim information. Based on our evaluation of a claim, we may establish additional case reserves (ACRs) in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, the Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of our ceding companies, particularly larger ceding companies, including on-site audits of domestic ceding companies.

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

Reinsurance Recoverables. We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences. Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances. Such reinsurance does not relieve us of our obligation to our policyholders. In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance recoverable balance. In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S., as well as capital markets’ reinsurance mechanisms, are generally required to secure their obligations. We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2021	2020	2019
Reinsurance	$2,054.7	$1,774.4	$1,424.5
Insurance	—	—	—
Total	$2,054.7	$1,774.4	$1,424.5

(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets. Our equity securities are all carried at fair value. Most securities we own are traded on national exchanges where market values are readily available. Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates. We hold some privately placed securities, less than 10% of the portfolio, that are either valued by investment advisors or the Company. In some instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. The Company has procedures in place to review the values received from its investment advisors. At December 31, 2021 and 2020, our investment portfolio included $2.6 billion and $1.8 billion, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting. We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2021, we had unrealized gains, net of tax, of $239.4 million compared to unrealized gains, net of tax, of $724.2 million at December 31, 2020. Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets. Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss). Market value declines for the fixed income portfolio, which are considered credit related, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses. We consider many factors when determining whether a market value decline is credit related, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

Financial Condition

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $29.7 billion at December 31, 2021, an increase of $4.2 billion compared to $25.5 billion at December 31, 2020. This increase was primarily the result of $3.8 billion of cash flows from operations, $968.4 million of proceeds from the issuance of senior notes, $612.6 million in equity adjustments of our limited partnership investments, $209.0 million of proceeds from Federal Home Loan Bank (“FHLB”) borrowings and $101.5 million in fair value re-measurements, partially offset by $542.3 million of pre-tax unrealized depreciation, $246.7 million paid out in dividends to shareholders, repurchases of 887,622 common shares for $225.1 million, $203.0 million of unsettled securities and $134.1 million due to fluctuations in foreign currencies.

The Company’s limited partnership investments are comprised of limited partnerships that invest in private equities. Generally, the limited partnerships are reported on a quarter lag. We receive annual audited financial statements for all of the limited partnerships which are prepared using fair value accounting in accordance with FASB guidance. For the quarterly reports, the Company staff performs reviews of the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The table below summarizes the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
	2021	2020
Fixed income portfolio duration (years)	3.2	3.6
Fixed income composite credit quality	A+	AA-

Reinsurance Recoverables.

Reinsurance recoverables for both paid and unpaid losses totaled $2.1 billion at December 31, 2021 and $2.0 billion at December 31, 2020. At December 31, 2021, $691.4 million, or 33.7%, was recoverable from Mt. Logan Re collateralized segregated accounts; $221.9 million, or 10.8%, was recoverable from Munich Re and $115.1 million, or 5.6%, was recoverable from Endurance Re. No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $19.0 billion and $16.3 billion at December 31, 2021 and 2020, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2021
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,415.0	$8,312.3	$13,727.3	72.2%
Insurance	1,546.2	3,562.4	5,108.6	26.9%
Total excluding A&E	6,961.2	11,874.7	18,835.9	99.1%
A&E	163.7	9.9	173.6	0.9%
Total including A&E	$7,124.8	$11,884.7	$19,009.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2020
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,092.7	$6,723.8	$11,816.5	72.4%
Insurance	1,282.1	3,005.7	4,287.9	26.3%
Total excluding A&E	6,374.8	9,729.5	16,104.4	98.7%
A&E	184.0	33.8	217.7	1.3%
Total including A&E	$6,558.8	$9,763.3	$16,322.1	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2021
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range %	Range	Range %	Range
Gross Reserves By Segment
Reinsurance	$13,727.3	-8.1%	$12,610.3	8.5%	$14,899.2
Insurance	5,108.6	-8.2%	4,692.2	8.8%	5,557.6
Total Gross Reserves (excluding A&E)	18,835.9	-8.1%	17,302.4	8.6%	20,456.7
A&E (All Segments)	173.6	-13.7%	149.8	13.7%	197.4
Total Gross Reserves	$19,009.5	-8.2%	17,452.2	8.7%	20,654.1

(Some amounts may not reconcile due to rounding.)

______________________________________________________

(1) There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.1% to minus 8.2% for the low range and from plus 8.5% to plus 8.8% for the high range. Both the higher and lower ranges are associated with the Insurance segment. The size of the range is dependent upon the level of confidence associated with the reserve estimates. Within each range, management’s best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges

Additional losses, including those relating to latent injuries, and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by us or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on our future financial condition, results of operations and cash flows.

Asbestos and Environmental Exposures. A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.

With respect to asbestos only, at December 31, 2021, we had net asbestos loss reserves of $155.9 million, or 99.9%, of total net A&E reserves, all of which was for assumed business.

See Note 3 of Notes to Consolidated Financial Statements for a summary of Asbestos and Environmental Exposures.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 4.9 years at December 31, 2021. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Liquidity and Capital Resources

Capital. Shareholders’ equity at December 31, 2021 and December 31, 2020 was $10.1 billion and $9.7 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2021 (3)	2020 (3)	2021	2020
Regulatory targeted capital	$-	$1,923.2	$2,940.9	$2,489.8
Actual capital	$3,092.3	$2,930.3	$5,789.5	$5,276.0

(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(3) The 2021 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2021 actual capital will exceed the targeted capital level.

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

In 2021, we repurchased 887,622 shares for $225.1 million in the open market and paid $246.7 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. During 2020, we repurchased 970,892 shares for $200.0 million in the open market and paid $249.1 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of December 31, 2021, we had repurchased 30.5 million shares under this authorization.

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

On October 7, 2020, we issued an additional $1.0 billion of 30 year senior notes with an interest coupon rate of 3.5%. These senior notes will mature on October 15, 2050 and will pay interest semi-annually.

On October 4, 2021, we issued an additional $1.0 billion of 31 year senior notes with an interest coupon rate of 3.125%. These senior notes will mature on October 15, 2052 and will pay interest semi-annually.

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $3.8 billion and $2.9 billion for the years ended December 31, 2021 and 2020, respectively. Additionally, these cash flows reflected net tax payments of $98.0 million and net tax recoveries of $169.7 million for the years ended December 31, 2021 and 2020, respectively, as well as net catastrophe loss payments of $834.1 million and $661.5 million for the years ended December 31, 2021 and 2020, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2021 and December 31, 2020, we held cash and short-term investments of $2.6 billion and $1.9 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2021, we had $1.4 billion of available for sale fixed maturity securities maturing within one year or less, $7.2 billion maturing within one to five years and $6.7 billion maturing after five years. Our $1.8 billion of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses. At December 31, 2021 we had $274.4 million of net pre-tax unrealized appreciation related to fixed maturity securities, comprised of $477.5 million of pre-tax unrealized appreciation and $203.1 million of pre-tax unrealized depreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple active credit facilities that provide commitments of up to $1.2 billion of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $340.0 million of uncommitted credit facilities, which would require approval from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.

Effective May 26, 2016, Group, Bermuda Re and Everest International entered into a five year, $800.0 million senior credit facility with a syndicate of lenders. The May 26, 2016 senior credit facility is referred to as the “2016 Group Credit Facility”. Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the 2016 Group Credit Facility.

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by other collateralized letter of credit facilities such as those described below. As a result of the non-renewal in May 2021, letter of credit commitment/availability in the 2016 Group Credit Facility as of December 21, 2021 is limited only to the remaining $39.2 million of letters of credit currently in force and scheduled to expire in 2022. No additional letters of credit will be issued under the 2016 Group Credit Facility, and the facility will be dormant once the remaining letters of credit have expired. As of December 31, 2021, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2020, the Company had no outstanding short-term borrowings from the Group Credit Facility revolving credit line. At December 31, 2020, the Group Credit Facility had $164.2 million outstanding letters of credit under tranche one and $589.7 million outstanding letters of credit under tranche two.

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

At December 31, 2021 the Bermuda Re Citibank Letter of Credit Facility had $333.4 million of outstanding letters of credit - $226.5 million outstanding from the committed portion of the credit facility and $106.9 million outstanding from the uncommitted portion of the credit facility. At December 31, 2020, the Bermuda Re Citibank Letter of Credit Facility had $185.5 million of outstanding letters of credit.

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50.0 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500.0 million of secured letters of credit.

At December 31, 2021, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility had $351.5 million of outstanding letters of credit.

Effective August 27, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Credit Facility”. The Bermuda Re Bayerische Landesbank Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

At December 31, 2021, the Bermuda Re Bayerische Landesbank Credit Facility had $154.7 million of outstanding letters of credit.

Effective October 8, 2021 Bermuda Re entered into a letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, an agreement referred to as the “Bermuda Re Lloyd’s Bank Credit Facility”. The Bermuda Re Lloyd’s Bank Credit Facility provides for the committed issuance of up to $50.0 million of secured letters of credit, and subject to credit approval a maximum total facility amount of $250.0 million.

At December 31, 2021, the Bermuda Re Lloyd’s Bank Credit Facility had $46.0 million of outstanding letters of credit.

Effective November 3, 2021 Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

At December 31, 2021, the Bermuda Re Barclays Credit Facility had $186.3 million of outstanding letters of credit.

Effective May 12, 2020, Everest International amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The current amendment of the Everest International Credit Facility provided up to £52.2 million for the issuance of standby letters of credit on a collateralized basis. However, the Everest International Credit Facility was subsequently cancelled effective December 20, 2021 and was no longer available for use.

At December 31, 2021 and 2020, Everest International Credit Facility had £0.0 million and £52.2 outstanding letters of credit, respectively.

Costs incurred in connection with the various credit facilities were $0.2 million and $0.7 million for December 31, 2021 and 2020, respectively.

Everest Re is a member of the Federal Home Loan Banks (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2021, Everest Re had admitted assets of approximately $20.3 billion which provides borrowing capacity of up to approximately $2.0 billion. As of December 31, 2021, Everest Re had $519.0 million of outstanding borrowings are scheduled to mature in the fourth quarter of 2022 and have interest rates payable between 0.53% and 0.65%.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 4.8% of its December 31, 2021 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to an earthquake event affecting California, where we estimate we have a PML exposure, net of third party reinsurance, of $701 million. See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $483 million. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Expected Cash Outflows. The following table shows our significant expected cash outflows for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Senior notes	$2,400.0	$—	$—	$—	$2,400.0
Long term notes	225.4	—	—	—	225.4
Interest expense (1)	2,697.6	91.8	183.6	183.6	2,238.6
Operating lease agreements	204.1	21.1	40.9	33.3	108.8
Gross reserve for losses and LAE (2)	19,009.5	2,083.9	7,454.0	4,053.1	5,418.5
Total	$24,536.6	$2,196.8	$7,678.5	$4,270.0	$10,391.3

(Some amounts may not reconcile due to rounding.)

(1) Interest expense on long term notes is calculated at the variable floating rate of 2.54% as of December 31, 2021.

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

The cash outflows for senior notes and long term notes are the responsibility of Holdings. We strive to ensure that we have sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations. Holdings generally depends upon dividends from Everest Re, its operating insurance subsidiary for its funding, capital contributions from Group or access to the capital markets. Our various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that we, and each of our entities, have sufficient financial resources or ready access thereto, to meet all obligations.

Dividends.

During 2021 and 2020, we declared and paid common shareholder dividends of $246.7 million and $249.1 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2021 and 2020, Everest Re paid no dividends to Holdings, and EGS paid no dividends to Holdings. For the years ended December 31, 2021 and 2020, Bermuda Re paid dividends to Group of $300.0 million and $650.0 million, respectively; Everest International paid dividends to Group of $274.3 million and $0.0 million, respectively; and Mt. Logan Re paid no dividends to Group. See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 14 of Notes to Consolidated Financial Statements.

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

Interest Rate Risk. Our $29.7 billion investment portfolio at December 31, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3.4 billion of mortgage-backed securities in the $22.3 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.2 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2021
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$24,972.8	$24,229.7	$23,486.6	$22,743.5	$22,000.5
Market/Fair Value Change from Base (%)	6.3%	3.2%	-%	(3.2)%	(6.3)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,293.7	$646.8	$-	$(646.8)	$(1,293.7)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2020
	-200	-100	-	100	200
(Dollars in millions)
Total Market/Fair Value	$22,618.8	$21,897.0	$21,175.1	$20,453.3	$19,731.4
Market/Fair Value Change from Base (%)	6.8%	3.4%	-%	(3.4)%	(6.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,264.4	$632.2	$-	$(632.2)	$(1,264.4)

We had $19.0 billion and $16.3 billion of gross reserves for losses and LAE as of December 31, 2021 and 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.0 billion resulting in a discounted reserve balance of approximately $16.0 billion, representing approximately 68.2% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,460.7	$1,643.3	$1,825.9	$2,008.5	$2,191.1
After-tax Change in Fair/Market Value	$(290.1)	$(145.0)	$-	$145.0	$290.1

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,177.8	$1,325.0	$1,472.2	$1,619.5	$1,766.7
After-tax Change in Fair/Market Value	$(234.0)	$(117.0)	$-	$117.0	$234.0

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(688.1)	$(344.1)	$-	$344.1	$688.1

	Change in Foreign Exchange Rates in Percent
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(605.8)	$(302.9)	$-	$302.9	$605.8

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2022 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2021 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

EVEREST RE GROUP, LTD.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	February 28, 2022
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief	February 28, 2022
Robert J. Freiling	Accounting Officer

/S/ JOSEPH V. TARANTO	Chairman	February 28, 2022
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	February 28, 2022
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	February 28, 2022
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	February 28, 2022
John A. Graf

/S/ MERYL HARTZBAND	Director	February 28, 2022
Meryl Hartzband

/S/ GERALDINE LOSQUADRO	Director	February 28, 2022
Geraldine Losquadro

/S/ ROGER M. SINGER	Director	February 28, 2022
Roger M. Singer

/S/ JOHN A. WEBER	Director	February 28, 2022
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1

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

Fifth Supplemental Indenture relating to Holdings $1.0 billion 3.5% Senior Notes due October 15, 2050, dated October 7, 2020, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 7, 2020

4.	5

Sixth Supplemental Indenture relating to Holdings $1.0 billion 3.125% Senior Notes due October 15, 2052, dated October 4, 2021, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 4, 2021

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

Amendment of Committed Facility Letter, dated December 9, 2020 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.34 to Everest Re Group, Ltd. Form 10-K filed on March 1, 2021

10.	35

Credit facility agreement dated February 23, 3021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 10-Q filed on May 10, 2021

10.	36

Amendment of Credit Facility agreement, dated May 5, 2021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $500.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 10-Q filed on August 5, 2021

10.	37

Credit Facility agreement, dated August 9, 2021 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing up to $230.0 million committed credit facility and $140.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 10-Q filed on November 4, 2021

10.	38

Credit Facility agreement, dated August 27, 2021 between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 10-Q filed on November 4, 2021

10.	39

Credit Facility agreement, dated October 8, 2021 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $50.0 million of committed credit facility, filed herewith

10.	40	Credit Facility agreement, dated November 3, 2021 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc providing up to $200.0 million of committed credit facility, filed herewith

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Juan C. Andrade, filed herewith

31.	2	Section 302 Certification of Mark Kociancic, filed herewith

32.	1	Section 906 Certification of Juan C. Andrade and Mark Kociancic, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101.	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 238)		F-2

Consolidated Balance Sheets at December 31, 2021 and 2020		F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2021, 2020 and 2019	F-7

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2021, 2020 and 2019	F-8

Notes to Consolidated Financial Statements		F-9

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2021	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2021 and 2020	S-2

	Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	S-3

	Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	S-4
	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information As of and for the Years Ended
	December 31, 2021, 2020 and 2019	S-6

IV	Reinsurance for the Years Ended December 31, 2021, 2020 and 2019	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Everest Re Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Everest Re Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2021 was $19.0 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.

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

/s/PricewaterhouseCoopers LLP

New York, New York

February 28, 2022

We have served as the Company’s or its predecessor's auditor since 1996.

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2021	2020
ASSETS:
Fixed maturities - available for sale	$22,308,272	$20,040,173
(amortized cost: 2021, $22,063,592; 2020, $19,225,067, credit allowances: 2021, $(29,738); 2020, $(1,745))
Equity securities, at fair value	1,825,908	1,472,236
Short-term investments (cost: 2021, $1,178,386; 2020, $1,135,088)	1,178,337	1,134,950
Other invested assets	2,919,965	2,012,581
Cash	1,440,861	801,651
Total investments and cash	29,673,343	25,461,591
Accrued investment income	149,105	141,304
Premiums receivable	3,293,598	2,680,562
Reinsurance recoverables	2,053,354	1,994,555
Funds held by reinsureds	868,601	716,655
Deferred acquisition costs	872,289	622,053
Prepaid reinsurance premiums	515,445	412,015
Income taxes	2,381	17,253
Other assets	757,167	665,515
TOTAL ASSETS	$38,185,283	$32,711,503

LIABILITIES:
Reserve for losses and loss adjustment expenses	$19,009,486	$16,322,143
Future policy benefit reserve	35,669	37,723
Unearned premium reserve	4,609,634	3,501,359
Funds held under reinsurance treaties	18,391	15,807
Other net payable to reinsurers	449,723	294,347
Losses in course of payment	260,684	127,971
Senior notes	2,345,800	1,376,718
Long term notes	223,774	223,674
Borrowings from FHLB	519,000	310,000
Accrued interest on debt and borrowings	17,348	10,460
Unsettled securities payable	16,698	206,693
Other liabilities	539,896	558,432
Total liabilities	28,046,103	22,985,327

Commitments and contingencies (Note 15)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2021) 69,790
and (2020) 69,620 outstanding before treasury shares	698	696
Additional paid-in capital	2,274,431	2,245,301
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $26,781 at 2021 and $80,451 at 2020	11,523	534,899
Treasury shares, at cost; 30,524 shares (2021) and 29,636 shares (2020)	(3,847,308)	(3,622,172)
Retained earnings	11,699,836	10,567,452
Total shareholders' equity	10,139,180	9,726,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,185,283	$32,711,503

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
REVENUES:
Premiums earned	$10,406,441	$8,681,513	$7,403,686
Net investment income	1,164,892	642,465	647,139
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(27,992)	(1,745)	-
Other net realized capital gains (losses)	285,935	269,394	205,903
Total net realized capital gains (losses)	257,943	267,649	185,004
Other income (expense)	36,987	6,487	(4,660)
Total revenues	11,866,263	9,598,114	8,231,169

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	7,391,253	6,550,837	4,922,898
Commission, brokerage, taxes and fees	2,208,766	1,873,250	1,703,726
Other underwriting expenses	582,647	511,237	440,899
Corporate expenses	67,827	41,118	32,966
Interest, fees and bond issue cost amortization expense	70,149	36,323	31,693
Total claims and expenses	10,320,642	9,012,765	7,132,182

INCOME (LOSS) BEFORE TAXES	1,545,621	585,349	1,098,987
Income tax expense (benefit)	166,538	71,198	89,526

NET INCOME (LOSS)	$1,379,083	$514,151	$1,009,461

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(488,378)	423,210	496,430
Reclassification adjustment for realized losses (gains) included in net income (loss)	3,616	(3,476)	(12,613)
Total URA(D) on securities arising during the period	(484,762)	419,734	483,817

Foreign currency translation adjustments	(62,091)	86,327	14,030

Benefit plan actuarial net gain (loss) for the period	6,251	(5,615)	(12,591)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	17,227	6,300	5,453
Total benefit plan net gain (loss) for the period	23,478	685	(7,138)
Total other comprehensive income (loss), net of tax	(523,375)	506,746	490,709

COMPREHENSIVE INCOME (LOSS)	$855,708	$1,020,897	$1,500,170

EARNINGS PER COMMON SHARE:
Basic	$34.66	$12.81	$24.77
Diluted	34.62	12.78	24.70

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2021	2020	2019

COMMON SHARES (shares outstanding):
Balance, January 1	39,983,481	40,798,963	40,651,148
Issued during the period, net	170,774	155,410	262,448
Treasury shares acquired	(887,622)	(970,892)	(114,633)
Balance, December 31	39,266,633	39,983,481	40,798,963

COMMON SHARES (par value):
Balance, January 1	$696	$694	$692
Issued during the period, net	2	2	2
Balance, December 31	698	696	694

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,245,301	2,219,660	2,188,777
Share-based compensation plans	29,130	25,641	30,883
Balance, December 31	2,274,431	2,245,301	2,219,660

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	534,899	28,152	(462,557)
Net increase (decrease) during the period	(523,375)	506,746	490,709
Balance, December 31	11,523	534,899	28,152

RETAINED EARNINGS:
Balance, January 1	10,567,452	10,306,571	9,531,433
Change to beginning balance due to adoption of Accounting Standards Update 2016-13	-	(4,214)	-
Net income (loss)	1,379,083	514,151	1,009,461
Dividends declared ($6.20 per share 2021, $6.20 per share 2020 and $5.75 per share 2019)	(246,699)	(249,056)	(234,322)
Balance, December 31	11,699,836	10,567,452	10,306,571

TREASURY SHARES AT COST:
Balance, January 1	(3,622,172)	(3,422,152)	(3,397,548)
Purchase of treasury shares	(225,136)	(200,020)	(24,604)
Balance, December 31	(3,847,308)	(3,622,172)	(3,422,152)

TOTAL SHAREHOLDERS' EQUITY, December 31	$10,139,180	$9,726,176	$9,132,925

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,379,083	$514,151	$1,009,461
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(648,735)	(387,123)	(62,018)
Decrease (increase) in funds held by reinsureds, net	(151,028)	(219,321)	(56,722)
Decrease (increase) in reinsurance recoverables	(124,796)	(150,753)	67,444
Decrease (increase) in income taxes	68,148	239,883	237,479
Decrease (increase) in prepaid reinsurance premiums	(127,792)	55,334	(95,207)
Increase (decrease) in reserve for losses and loss adjustment expenses	2,805,064	2,631,016	343,254
Increase (decrease) in future policy benefit reserve	(2,054)	(4,869)	(4,186)
Increase (decrease) in unearned premiums	1,145,512	404,049	521,709
Increase (decrease) in other net payable to reinsurers	185,764	(24,163)	66,477
Increase (decrease) in losses in course of payment	133,700	74,759	(33,557)
Change in equity adjustments in limited partnerships	(612,569)	(103,772)	(108,332)
Distribution of limited partnership income	211,367	122,326	81,300
Change in other assets and liabilities, net	(289,562)	(99,171)	4,950
Non-cash compensation expense	43,406	39,209	34,018
Amortization of bond premium (accrual of bond discount)	75,777	49,673	30,936
Net realized capital (gains) losses	(257,943)	(267,649)	(185,004)
Net cash provided by (used in) operating activities	3,833,342	2,873,579	1,852,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	3,892,918	2,586,405	2,302,299
Proceeds from fixed maturities sold - available for sale, at market value	1,915,916	1,945,867	3,280,237
Proceeds from fixed maturities sold - available for sale, at fair value	-	4,907	2,917
Proceeds from equity securities sold, at fair value	990,376	376,347	283,965
Distributions from other invested assets	257,233	309,912	284,558
Cost of fixed maturities acquired - available for sale, at market value	(8,825,315)	(7,189,301)	(6,613,917)
Cost of fixed maturities acquired - available for sale, at fair value	-	-	(4,243)
Cost of equity securities acquired, at fair value	(1,097,886)	(637,082)	(329,417)
Cost of other invested assets acquired	(756,560)	(557,473)	(425,438)
Net change in short-term investments	(42,630)	(717,527)	(167,290)
Net change in unsettled securities transactions	(203,016)	194,574	(26,163)
Net cash provided by (used in) investing activities	(3,868,964)	(3,683,371)	(1,412,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(14,275)	(13,566)	(3,134)
Purchase of treasury shares	(225,136)	(200,020)	(24,604)
Dividends paid to shareholders	(246,699)	(249,097)	(234,322)
Proceeds from issuance of senior notes	968,357	979,417	-
Cost of debt repurchase	-	(10,647)	-
FHLB advances (repayments)	209,000	310,000	-
Cost of shares withheld on settlements of share-based compensation awards	(17,054)	(15,908)	(13,627)
Net cash provided by (used in) financing activities	674,193	800,220	(275,687)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	639	3,187	(11,882)

Net increase (decrease) in cash	639,210	(6,385)	151,941
Cash, beginning of period	801,651	808,036	656,095
Cash, end of period	$1,440,861	$801,651	$808,036

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$98,030	$(169,748)	(148,585)
Interest paid	62,369	28,415	31,689

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020 and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group: Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”), Everest Insurance (Ireland), designated activity company (“Ireland Insurance”), Everest Reinsurance Company (Ireland), designated activity company (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Salus Systems, LLC (“Salus”), Everest International Assurance, Ltd. (Bermuda) (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”) and Everest Security Insurance Company (“Everest Security”). All intercompany accounts and transactions have been eliminated. All amounts are reported in U.S. dollars.

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

B. Investments.

Fixed maturity investments available for sale reflect unrealized appreciation and depreciation, as a result of changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets, since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities. The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the impaired security or is more likely than not to be required to sell the security before an anticipated recovery in value, the Company records the entire impairment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

For equity securities, the Company reflects changes in value as net realized capital gains and losses. Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss). Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sales of investments are determined on the basis of identified cost. For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security. For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value and in many instances, these fair values are supported with opinions from qualified independent third parties. All fair value estimates from investment managers are reviewed by the Company for reasonableness. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs. When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used as an input to the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C. Allowance for Premium Receivable and Reinsurance Recoverables.

Effective January 1, 2020, the Company adopted the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts. Prior to the adoption of CECL, an allowance for doubtful accounts was estimated on the basis of periodic evaluations of balances due from third parties, considering historical collection experience, solvency and current economic conditions.

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

A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is recorded within Other assets in the Consolidated Balance Sheets. The allowance is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.

The Company records total credit loss expenses related to premiums receivable in Other underwriting expenses and records credit loss expenses related to deductibles in Incurred losses and loss adjustment expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible.

Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverable become due, it is possible that future adjustments to the Company’s reinsurance recoverable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

The allowance is estimated as the amount of reinsurance recoverable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance recoverable exposed is the amount of reinsurance recoverable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance recoverable considers the current economic environment as well as macroeconomic scenarios.

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

The Company records credit loss expenses related to reinsurance recoverable in Incurred losses and loss adjustment expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Write-offs of reinsurance recoverable and any related allowance are recorded in the period in which the balance is deemed uncollectible.

Allowances are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Reinsurance recoverable premium receivables and deductibles	$46,499	$41,357

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

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures and COVID-19 exposures, for which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability. Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.

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

G. Premium Revenues.

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts. Unearned premium reserves are established relative to the unexpired contract period. For reinsurance contracts, such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium recognized and earned at the time a loss event occurs and losses are recorded, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted. The recognition of reinstatement premiums is based on estimates of loss and LAE, which reflects management’s judgement. Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued. Premiums are net of ceded reinsurance.

H. Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2021 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

J. Foreign Currency.

The Company transacts business in numerous currencies through business units located around the world. The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to foreign currency denominated monetary assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in shareholders’ equity, net of deferred taxes.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Net income (loss) per share:
Numerator
Net income (loss)	$1,379,083	$514,151	$1,009,461
Less: dividends declared-common shares and nonvested common shares	(246,699)	(249,056)	(234,322)
Undistributed earnings	1,132,384	265,094	775,139
Percentage allocated to common shareholders (1)	98.7%	98.7%	98.9%
	1,117,318	261,770	766,386
Add: dividends declared-common shareholders	243,569	246,054	231,796
Numerator for basic and diluted earnings per common share	$1,360,887	$507,824	$998,182

Denominator
Denominator for basic earnings per weighted-average common shares	39,263	39,656	40,291
Effect of dilutive securities:
Options	41	77	129
Denominator for diluted earnings per adjusted weighted-average common shares	39,304	39,734	40,420

Per common share net income (loss)
Basic	$34.66	$12.81	$24.77
Diluted	$34.62	$12.78	$24.70

(1) Basic weighted-average common shares outstanding	39,263	39,656	40,291
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	39,792	40,160	40,751
Percentage allocated to common shareholders	98.7%	98.7%	98.9%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the years ended December 31, 2021 and 2020.

All outstanding options expire on or between February 22, 2022 and September 19, 2022.

L. Segmentation.

The Company, through its subsidiaries, operates in two segments: Reinsurance and Insurance. See also Note 17.

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

O. Application of Recently Issued Accounting Guidance.

Reference Rate Reform - LIBOR. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, which outlines the issues surrounding the cessation of LIBOR as a reference rate for contractual debt agreements. The guidance also details the potential alternative expedients and sources available for use in determination of rates and terms for such debt agreements in order to apply appropriate accounting policy. The guidance is effective for annual reporting periods beginning after December 15, 2021. The Company has reviewed its inventory of investments, debt issuances and business contracts to evaluate the impact of elimination of LIBOR upon its financial statements and business operations. Due to the existence of modification or default provisions for use of other reference rates after the elimination of LIBOR, the Company has determined that the adoption of ASU 2020-04 did not have a material impact upon its financial statements or business operations.

Accounting for Income Taxes. In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company adopted the guidance effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

2. INVESTMENTS

The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of December 31, 2021 and 2020.

	At December 31, 2021
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,407,256	$-	$23,720	$(10,358)	$1,420,618
Obligations of U.S. states and political subdivisions	558,842	(151)	29,080	(1,150)	586,621
Corporate securities	7,443,535	(19,267)	195,210	(62,580)	7,556,898
Asset-backed securities	3,579,439	(7,679)	21,817	(11,848)	3,581,729
Mortgage-backed securities
Commercial	1,032,506	-	37,550	(5,690)	1,064,366
Agency residential	2,361,208	-	32,997	(18,873)	2,375,332
Non-agency residential	6,530	-	22	(16)	6,536
Foreign government securities	1,423,634	-	41,957	(28,079)	1,437,512
Foreign corporate securities	4,250,642	(2,641)	95,195	(64,536)	4,278,660
Total fixed maturity securities	$22,063,592	$(29,738)	$477,548	$(203,130)	$22,308,272

	At December 31, 2020
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,325,156	$-	$49,084	$(7,134)	$1,367,106
Obligations of U.S. states and political subdivisions	543,895	-	34,654	(1,254)	577,295
Corporate securities	6,824,800	(1,220)	380,677	(55,231)	7,149,026
Asset-backed securities	2,540,809	-	30,691	(5,698)	2,565,802
Mortgage-backed securities
Commercial	915,923	-	75,275	(895)	990,303
Agency residential	2,206,139	-	64,663	(3,063)	2,267,739
Non-agency residential	5,187	-	9	(2)	5,194
Foreign government securities	1,565,260	(22)	102,587	(22,450)	1,645,375
Foreign corporate securities	3,297,898	(503)	204,023	(29,085)	3,472,333
Total fixed maturity securities	$19,225,067	$(1,745)	$941,663	$(124,812)	$20,040,173

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,398,742	$1,398,006	$1,365,793	$1,374,674
Due after one year through five years	7,075,077	7,154,468	6,529,189	6,774,785
Due after five years through ten years	5,003,792	5,100,672	4,414,211	4,751,903
Due after ten years	1,606,298	1,627,163	1,247,816	1,309,773
Asset-backed securities	3,579,439	3,581,729	2,540,809	2,565,802
Mortgage-backed securities:
Commercial	1,032,506	1,064,366	915,923	990,303
Agency residential	2,361,208	2,375,332	2,206,139	2,267,739
Non-agency residential	6,530	6,536	5,187	5,194
Total fixed maturity securities	$22,063,592	$22,308,272	$19,225,067	$20,040,173

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short-term investments	$(542,343)	$465,192
Change in unrealized appreciation (depreciation), pre-tax	(542,343)	465,192
Deferred tax benefit (expense)	57,581	(45,458)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(484,762)	$419,734

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated. The amounts presented in the tables below include $15.7 million of market value and $(0.4) million of gross unrealized depreciation as of December 31, 2021 related to fixed maturity securities for which the Company has recorded an allowance for credit losses.

	Duration of Unrealized Loss at December 31, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$504,168	$(6,264)	$91,735	$(4,094)	$595,903	$(10,358)
Obligations of U.S. states and political subdivisions	51,094	(1,038)	2,558	(112)	53,652	(1,150)
Corporate securities	2,132,576	(38,316)	472,831	(24,264)	2,605,407	(62,580)
Asset-backed securities	1,954,079	(11,180)	41,823	(668)	1,995,902	(11,848)
Mortgage-backed securities
Commercial	221,852	(2,854)	40,496	(2,836)	262,348	(5,690)
Agency residential	1,101,215	(12,178)	279,697	(6,695)	1,380,912	(18,873)
Non-agency residential	2,320	(14)	156	(2)	2,476	(16)
Foreign government securities	392,447	(9,709)	100,673	(18,370)	493,120	(28,079)
Foreign corporate securities	1,734,510	(46,247)	210,722	(18,289)	1,945,232	(64,536)
Total fixed maturity securities	$8,094,261	$(127,800)	$1,240,691	$(75,330)	$9,334,952	$(203,130)

	Duration of Unrealized Loss at December 31, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$129,860	$(2,415)	$136,827	$(11,832)	$266,687	$(14,247)
Due in one year through five years	2,165,467	(35,264)	446,247	(28,685)	2,611,714	(63,949)
Due in five years through ten years	1,727,823	(47,413)	244,454	(22,038)	1,972,277	(69,451)
Due after ten years	791,645	(16,482)	50,991	(2,574)	842,636	(19,056)
Asset-backed securities	1,954,079	(11,180)	41,823	(668)	1,995,902	(11,848)
Mortgage-backed securities	1,325,387	(15,046)	320,349	(9,533)	1,645,736	(24,579)
Total fixed maturity securities	$8,094,261	$(127,800)	$1,240,691	$(75,330)	$9,334,952	$(203,130)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2021 were $9.3 billion and $203.1 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2021, did not exceed 2.7% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $127.8 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, asset-backed securities and foreign government securities. Of these unrealized losses, $116.2 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $75.3 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $72.3 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated. The amounts presented in the tables below include $0.3 million of market value and $(0.1) million of gross unrealized depreciation as of December 31, 2020 related to fixed maturity securities for which the Company has recorded an allowance for credit losses.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $2.7 billion and $124.8 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.1% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $68.0 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential asset-backed securities. Of these unrealized losses, $63.4 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $56.9 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities. Of these unrealized losses, $33.5 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities	$561,091	$542,363	$520,291
Equity securities	17,276	18,776	19,505
Short-term investments and cash	1,329	5,012	17,619
Other invested assets
Limited partnerships	565,265	112,853	105,815
Other	62,944	1,699	14,117
Gross investment income before adjustments	1,207,905	680,703	677,347
Funds held interest income (expense)	12,324	12,754	13,271
Future policy benefit reserve income (expense)	(1,093)	(1,237)	(1,380)
Gross investment income	1,219,136	692,220	689,238
Investment expenses	(54,244)	(49,755)	(42,099)
Net investment income	$1,164,892	$642,465	$647,139

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

The Company had contractual commitments to invest up to an additional $2.3 billion in limited partnerships and private placement loans at December 31, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

Variable Interest Entities

The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of December 31, 2021 and 2020, the Company did not hold any securities for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2021 and 2020 is limited to the total carrying value of $2.9 billion and $2.0 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of December 31, 2021, the Company has outstanding commitments totaling $2.1 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.

In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-back securities, which includes collateralized loan obligations and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturity securities, market value:
Allowance for credit losses	$(27,992)	$(1,745)	$-
Other-than-temporary impairments	-	-	(20,899)
Gains (losses) from sales	16,503	(2,214)	28,025
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(2,863)	355
Gains (losses) from fair value adjustments	-	1,944	1,808
Equity securities, fair value:
Gains (losses) from sales	27,596	(8,963)	4,148
Gains (losses) from fair value adjustments	235,686	278,461	165,200
Other invested assets	6,142	1,705	6,003
Short-term investments gain (loss)	8	1,324	364
Total net realized capital gains (losses)	$257,943	$267,649	$185,004

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2021
			Obligations of
			U.S. States	Foreign	Foreign
	Corporate	Asset-Backed	and Political	Government	Corporate
	Securities	Securities	Subdivisions	Securities	Securities	Total
(Dollars in thousands)

Beginning Balance	$(1,220)	$-	$-	$(22)	$(503)	$(1,745)
Credit losses on securities where credit
losses were not previously recorded	(21,177)	(4,915)	(151)	-	(2,436)	(28,679)
Increases in allowance on previously
impaired securities	(2,529)	(2,764)		-	-	(5,293)
Decreases in allowance on previously
impaired securities	-	-		-	-	-
Reduction in allowance due to disposals	5,659	-		22	298	5,979

Balance as of December 31	$(19,267)	$(7,679)	$(151)	$-	$(2,641)	$(29,738)

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2020
			Obligations of
			U.S. States	Foreign	Foreign
	Corporate	Asset-Backed	and Political	Government	Corporate
	Securities	Securities	Subdivisions	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$-	$-	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(27,666)	-	-	(518)	(4,700)	(32,884)
Increases in allowance on previously
impaired securities	(6,136)	-	-	(28)	(481)	(6,645)
Decreases in allowance on previously
impaired securities	4,333	-	-	309	883	5,525
Reduction in allowance due to disposals	28,249	-	-	215	3,795	32,259
Balance as of December 31	$(1,220)	$-	$-	$(22)	$(503)	$(1,745)

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Proceeds from sales of fixed maturity securities	$1,915,916	$1,950,774	$3,283,154
Gross gains from sales	71,744	79,609	63,721
Gross losses from sales	(55,241)	(84,686)	(35,341)

Proceeds from sales of equity securities	$990,376	$376,347	$283,965
Gross gains from sales	42,241	37,415	14,274
Gross losses from sales	(14,645)	(46,378)	(10,126)

Securities with a carrying value amount of $1.5 billion at December 31, 2021 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.

The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Gross reserves beginning of period	$16,322,143	$13,531,256	$13,098,158
Less reinsurance recoverables on unpaid losses	(1,843,691)	(1,640,712)	(1,619,641)
Net reserves beginning of period	14,478,452	11,890,544	11,478,517

Incurred related to:
Current year	7,400,303	6,149,410	4,986,456
Prior years	(9,050)	401,427	(63,558)
Total incurred losses and LAE	7,391,253	6,550,837	4,922,898

Paid related to:
Current year	2,490,645	2,046,260	2,042,246
Prior years	2,226,457	2,077,613	2,519,950
Total paid losses and LAE	4,717,102	4,123,873	4,562,196

Foreign exchange/translation adjustment	(89,481)	160,944	51,325

Net reserves end of period	17,063,121	14,478,452	11,890,544
Plus reinsurance recoverables on unpaid losses	1,946,365	1,843,691	1,640,712
Gross reserves end of period	$19,009,486	$16,322,143	$13,531,256

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $7.4 billion, $6.1 billion and $5.0 billion in 2021, 2020 and 2019, respectively. The increase in current year incurred losses from 2020 to 2021 was primarily related to an increase of $710.0 million in current year catastrophe losses and an increase of $540.9 million in current year attritional losses. The increase in current year attritional losses was mainly due to the growth in premiums earned, partially mitigated by $511.1 million of losses related to COVID-19 in 2020 which did not recur in 2021. The increase in current year incurred losses from 2019 to 2020 was primarily due to an increase of $772.4 million in current year attritional losses primarily due to higher premiums earned and the previously mentioned $511.1 million of losses related to COVID-19 in 2020, partially offset by a $120.5 million decline in current year catastrophe losses.

Incurred prior years losses were ($9.1) million in 2021, $401.4 million in 2020 and ($63.6) million in 2019. The favorable development on prior year reserves of ($9.1) million in 2021 is primarily driven by a commutation and reserve releases within the reinsurance segment. The increase for 2020 primarily related to higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines, and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs. The decrease for 2019 primarily related to reserve reductions associated with short-tail lines of business and worker’s compensation.

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary information.

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

Reinsurance – Casualty Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected	Cumulative
	Years Ended December 31,										Development	Number of
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Reported
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Claims
(Dollars in thousands)
2012	$913,235	$806,271	$707,089	$692,497	$676,252	$677,924	$682,447	$656,696	$635,281	$626,752	22,382	N/A
2013		726,240	816,634	804,255	794,549	764,362	735,487	715,578	715,519	710,499	21,566	N/A
2014			776,680	815,861	822,646	798,868	757,392	734,567	747,748	745,601	31,868	N/A
2015				795,662	836,303	831,492	828,634	812,346	848,989	849,230	75,907	N/A
2016					808,757	885,069	882,087	877,209	952,811	954,364	129,447	N/A
2017						894,903	854,313	861,180	942,467	950,788	199,152	N/A
2018							1,340,402	1,337,894	1,414,891	1,445,481	466,230	N/A
2019								1,721,440	1,786,629	1,788,763	907,117	N/A
2020									1,943,096	1,914,757	1,482,711	N/A
2021										2,513,341	1,951,060	N/A
										$12,499,575

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$41,756	$98,010	$179,993	$275,548	$355,728	$425,397	$504,848	$539,251	$549,564	$568,922
2013		49,581	123,813	214,769	314,826	389,143	496,373	548,578	574,706	603,638
2014			57,942	122,673	214,072	304,645	430,751	507,146	553,006	594,417
2015				57,114	160,199	267,841	413,852	503,917	573,637	621,569
2016					90,184	190,818	326,011	433,583	548,345	629,704
2017						81,099	188,542	322,029	464,179	592,780
2018							154,910	290,083	463,099	638,435
2019								210,530	343,081	526,547
2020									190,530	268,027
2021										216,969
										$5,261,006
All outstanding liabilities prior to 2012, net of reinsurance										824,128
Liabilities for claims and claim adjustment expenses, net of reinsurance										$8,062,697

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	9.2%	8.5%	12.4%	13.6%	12.7%	10.4%	7.7%	4.9%	2.9%	3.1%

  Reinsurance – Property Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected	Cumulative
	Years Ended December 31,										Development	Number of
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Reported
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Claims
(Dollars in thousands)
2012	$1,595,581	$1,282,432	$1,159,361	$1,158,272	$1,152,163	$1,144,478	$1,132,514	$1,151,907	$1,154,729	$1,152,601	10,597
2013		1,302,966	954,434	843,829	787,484	781,908	777,334	784,582	782,978	782,285	2,615
2014			1,366,519	1,207,588	1,055,896	963,339	963,168	964,131	956,387	956,892	5,114
2015				1,408,609	1,072,514	996,351	970,290	973,022	965,298	967,102	6,102
2016					1,725,574	1,560,324	1,596,178	1,590,207	1,567,764	1,568,689	19,440
2017						2,799,762	3,422,515	3,533,258	3,662,032	3,707,890	9,592
2018							2,650,359	2,526,001	2,527,900	2,465,788	40,866
2019								2,122,117	2,153,458	2,098,665	176,930
2020									2,453,269	2,526,034	616,803
2021										2,802,843	1,445,812
										$19,028,789

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$404,621	$703,440	$896,790	$990,221	$1,024,725	$1,058,690	$1,069,836	$1,092,694	$1,101,861	$1,106,461
2013		384,956	530,340	663,255	720,662	741,032	751,190	760,516	761,755	762,225
2014			378,154	670,226	805,888	882,489	911,719	921,984	928,821	931,494
2015				386,340	626,200	787,370	875,529	904,827	926,506	937,534
2016					489,865	1,035,935	1,336,301	1,460,922	1,520,320	1,539,568
2017						850,375	2,277,663	2,858,044	3,259,500	3,477,657
2018							558,319	1,563,718	1,941,282	2,125,022
2019								769,261	1,365,923	1,703,956
2020									606,518	1,385,266
2021										687,773
										$14,656,957
All outstanding liabilities prior to 2012, net of reinsurance										519,855
Liabilities for claims and claim adjustment expenses, net of reinsurance										$4,891,687

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	29.0%	32.9%	16.2%	8.8%	4.3%	1.8%	1.0%	0.9%	0.5%	0.4%

Insurance – Casualty Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected	Cumulative
	Years Ended December 31,										Development	Number of
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Reported
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Claims
(Dollars in thousands)
2012	$349,721	$351,526	$347,065	$348,260	$353,394	$344,007	$346,980	$351,441	$353,942	$354,697	31,942	15,782
2013		393,689	393,519	392,955	393,129	351,380	344,479	350,927	349,965	350,107	29,280	21,360
2014			431,297	457,270	454,801	460,862	397,307	398,126	399,021	397,889	44,649	25,265
2015				519,869	528,468	536,106	542,637	469,081	472,079	472,700	56,840	27,044
2016					554,134	552,057	581,114	616,641	554,151	542,750	86,737	31,674
2017						614,528	604,615	627,426	659,359	635,622	156,575	35,627
2018							708,122	714,065	752,894	766,992	193,686	36,041
2019								852,407	855,266	888,280	288,688	39,219
2020									997,126	1,058,272	620,239	34,983
2021										1,196,128	782,844	31,679
										$6,663,437

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$33,194	$101,300	$157,924	$213,488	$246,454	$272,113	$294,442	$306,934	$311,863	$317,249
2013		33,314	117,046	176,326	224,633	260,222	285,872	303,784	310,927	317,111
2014			41,194	124,936	201,688	256,885	297,760	326,008	339,484	350,976
2015				44,317	134,760	218,987	292,111	353,440	382,743	414,069
2016					54,740	164,357	269,127	342,880	402,518	445,429
2017						53,918	172,415	281,339	381,169	457,197
2018							63,587	208,432	319,559	447,358
2019								72,394	234,915	398,600
2020									79,658	248,000
2021										109,311
										$3,505,299
All outstanding liabilities prior to 2012, net of reinsurance										226,081
Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,384,219

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	8.8%	18.8%	17.4%	15.2%	11.1%	7.2%	5.4%	2.8%	1.6%	1.5%

Insurance – Property Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected	Cumulative
	Years Ended December 31,										Development	Number of
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Reported
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Claims
(Dollars in thousands)
2012	$106,363	$89,038	$81,773	$82,475	$82,045	$81,828	$82,005	$82,552	$82,613	$82,685	5	N/A
2013		112,082	98,203	91,334	92,222	92,311	92,472	92,326	91,893	92,035	94	N/A
2014			131,752	123,744	119,989	119,523	119,344	119,481	119,138	119,428	49	N/A
2015				173,059	153,028	144,081	146,930	144,919	146,626	146,559	47	N/A
2016					291,182	275,740	280,797	292,750	295,140	297,417	380	N/A
2017						498,044	502,601	496,195	499,323	493,370	480	N/A
2018							409,168	403,013	398,243	411,160	693	N/A
2019								349,061	351,599	355,692	5,808	N/A
2020									599,613	507,281	45,162	N/A
2021										649,738	191,897	N/A
										$3,155,364

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$56,506	$81,798	$80,495	$81,776	$81,917	$81,708	$81,846	$82,483	$82,612	$82,669
2013		68,711	93,179	91,919	92,189	91,798	91,838	91,855	91,864	91,942
2014			81,853	116,089	118,277	118,270	118,605	118,724	118,799	118,808
2015				102,239	141,394	142,560	145,367	146,866	146,954	147,052
2016					162,906	250,034	272,535	290,278	293,247	294,031
2017						179,403	425,384	460,130	482,817	486,538
2018							245,840	359,276	379,654	404,819
2019								227,630	317,766	339,411
2020									293,331	415,518
2021										328,207
										$2,708,995
All outstanding liabilities prior to 2012, net of reinsurance										557
Liabilities for claims and claim adjustment expenses, net of reinsurance										446,926

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	55.4%	31.2%	5.0%	4.3%	2.6%	0.6%	0.6%	0.2%	0.1%	0.1%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

December 31, 2021
(Dollars in thousands)
Net outstanding liabilities
Reinsurance Casualty	$8,062,697
Reinsurance Property	4,891,687
Insurance Casualty	3,384,219
Insurance Property	446,926
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	16,785,529

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	293,110
Reinsurance Property	507,097
Insurance Casualty	973,182
Insurance Property	172,977
Total reinsurance recoverable on unpaid claims	1,946,365

Insurance lines other than short-duration	-
Unallocated claims adjustment expenses	235,391
Other	42,199
277,590

Total gross liability for unpaid claims and claim adjustment expense	$19,009,486

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s, a former wholly owned subsidiary that was sold in 2015, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance, under which the Company has received claims during the past three years, expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020	2019
Gross basis:
Beginning of period reserves	$219,341	$257,921	$347,495
Incurred losses	10,862	1,540	2,070
Paid losses	(55,048)	(40,120)	(91,644)
End of period reserves	$175,155	$219,341	$257,921

Net basis:
Beginning of period reserves	$198,255	$228,701	$261,456
Incurred losses	-	(772)	-
Paid losses	(42,139)	(29,674)	(32,756)
End of period reserves	$156,115	$198,255	$228,701

In 2015, the Company sold Mt. McKinley to Clearwater Insurance Company, a subsidiary of Fairfax Financial. Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company. Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which related entirely to A&E business and had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date. The maximum liability retroceded under the retrocession treaty will be $440.3 million, equal to the retrocession payment plus $300.0 million. The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.

On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43.4 million. In addition, the maximum liability permitted to be retroceded increased to $450.3 million.

Reinsurance Recoverables.

Reinsurance recoverables for both paid unpaid losses totaled $2.1 billion and $2.0 billion at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, $691.4 million, or 33.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $221.9 million, or 10.8%, was receivable from Munich Reinsurance America, Inc. and $115.1 million, or 5.6%, was recoverable from Endurance Reinsurance Corporation of America. No other retrocessionaire accounted for more than 5% of our receivables.

Future Policy Benefit Reserve.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of year	$37,723	$42,592	$46,778
Liabilities assumed	27	35	53
Adjustments to reserves	719	(1,113)	350
Benefits paid in the current year	(2,800)	(3,791)	(4,589)
Balance at end of year	$35,669	$37,723	$42,592

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.

At December 31, 2021, $2.1 billion of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1.3 billion of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2021 and December 31, 2020 of $1.3 billion and $784.4 million, respectively. During the fourth quarter of 2021, the Company began to internally manage a portfolio of collateralized loan obligations included in asset-backed securities which had a fair value of $2.0 billion at December 31, 2021. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.

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

Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

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

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,420,618	$-	$1,420,618	$-
Obligations of U.S. States and political subdivisions	586,621	-	586,621	-
Corporate securities	7,556,898	-	6,756,324	800,574
Asset-backed securities	3,581,729	-	2,330,448	1,251,281
Mortgage-backed securities
Commercial	1,064,366	-	1,064,366	-
Agency residential	2,375,332	-	2,375,332	-
Non-agency residential	6,536	-	6,536	-
Foreign government securities	1,437,512	-	1,437,512	-
Foreign corporate securities	4,278,660	-	4,262,645	16,015
Total fixed maturities, market value	22,308,272	-	20,240,402	2,067,870

Equity securities, fair value	1,825,908	1,742,367	83,541	-

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

In addition, $286.6 million and $224.7 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2021 and 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2021				December 31, 2020
	Corporate	Asset-Backed	Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$701,492	$623,033	$5,699	$1,330,224	$617,588	$153,641	$1,750	$772,979
Total gains or (losses) (realized/unrealized)
Included in earnings	(11,717)	(6,469)	399	(17,787)	1,216	681	(125)	1,772
Included in other comprehensive income (loss)	4,008	(6,603)	184	(2,411)	(1,115)	11,678	147	10,710
Purchases, issuances and settlements	106,791	641,320	9,733	757,844	84,840	457,033	3,814	545,687
Transfers in and/or (out) of Level 3	-	-	-	-	(1,037)	-	113	(924)
Ending balance	$800,574	$1,251,281	$16,015	$2,067,870	$701,492	$623,033	$5,699	$1,330,224

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(16,467)	$(7,679)	$-	$(24,146)	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	December 31, 2021		December 31, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at market value	$-	$-	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(919)	(919)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	(4,907)	(4,907)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $(0.9) million as of December 31, 2020. The transfers during 2020 were related to securities that were previously priced using a recognized pricing service and were subsequently priced by investment managers as of December 31, 2020.

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9.9) million for 2020. The transfer of ($9.9) million was related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost originally and was subsequently priced based upon the book value of the underlying private entity as of December 31, 2020. There were no such transfers during 2021.

5. CREDIT FACILITIES

The Company has multiple active letter of credit facilities for a total commitment of up to $1.2 billion as of December 31, 2021, providing for the issuance of letters of credit. The Company also has additional uncommitted letter of credit facilities of up to $340.0 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date. The following table presents the interest and fees incurred in connection with these committed credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Credit facility interest and fees incurred - Wells Fargo Bank	$175	$664	$420

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective May 26, 2016, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”), both direct subsidiaries of Group, entered into a five year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the June 22, 2012, four year, $800.0 million senior credit facility. Both the May 26, 2016 and June 22, 2012 senior credit facilities, which have similar terms, are referred to as the “2016 Group Credit Facility”. Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the 2016 Group Credit Facility.

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by other collateralized letter of credit facilities such as those described below. As a result of the non-renewal in May 2021, letter of credit commitment/availability in the 2016 Group Credit Facility as of December 21, 2021 is limited only to the remaining $39.2 million of letters of credit currently in force and scheduled to expire in 2022. No additional letters of credit will be issued under the 2016 Group Credit Facility, and the facility will be dormant once the remaining letters of credit have expired. As of December 31, 2021, the Company was in compliance with all Group Credit Facility covenants.

On March 25, 2020, Group borrowed $50.0 million under Tranche one of the credit facility as an unsecured revolving credit loan. The loan was fully paid off on June 26, 2020. There were no revolving credit borrowings from the facility during the year ended 2019.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	$39,198	$39,198	12/30/2022	$200,000	$164,242	12/31/2021
		-		600,000	589,690	12/31/2021
Total Wells Fargo Bank Group Credit Facility	$39,198	$39,198		$800,000	$753,932

Bermuda Re Wells Fargo Bilateral Letter of Credit Facility

Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “2021 Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50.0 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500.0 million of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2021
Bank	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral Letter of Credit Facility	$500,000	$351,497	12/30/2022
Total Bermuda Re Wells Fargo Bank Bilateral Letter of Credit Facility	$500,000	$351,497

 Bermuda Re Citibank Letter of Credit Facility

Effective August 9, 2021, Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A. which superseded the previous letter of credit issuance facility with Citibank that was effective December 31, 2020. Both of these are referred to as the “Bermuda Re Letter of Credit Facility”. The current Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230.0 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up to $140.0 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230,000	$4,425	02/28/2022	$200,000	$4,425	02/28/2021
		925	03/01/2022		3,672	11/24/2021
		1,264	11/24/2022		448	12/16/2021
		423	12/16/2022		115	12/20/2021
		146	12/20/2022		136,383	12/31/2021
		216,622	12/31/2022		39,619	12/30/2024
		473	01/21/2023		821	08/15/2022
		985	08/15/2023		-
		1,234	09/23/2023		-
Bermuda Re Citibank LOC Facility - Uncommitted	140,000	84,203	12/31/2022		-
		22,731	12/30/2025		-
Total Bermuda Re Citibank LOC Facility	$370,000	$333,429		$200,000	$185,483

Everest International Lloyds Bank Credit Facility

Effective May 12, 2020, Everest International had amended its credit facility with Lloyds Bank plc (“Everest International Credit Facility”). The amendment of the Everest International Credit Facility provided up to £52.2 million for the issuance of standby letters of credit on a collateralized basis.

However, the Everest International Credit Facility was terminated effective December 20, 2021. As a result, the Everest International Credit Facility no longer has any letter of credit commitment or availability as of that date, and there are no remaining letters of credit in force under the facility.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2021			At December 31, 2020
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Everest International Credit Facility	£-	£-		£52,175	£52,175	12/31/2024
Total Everest International Credit Facility	£-	£-		£52,175	£52,175

Bermuda Re Bayerische Landesbank Bilateral Credit Facility

Effective August 27, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Bilateral Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

(Dollars in thousands)	At December 31, 2021
Bank	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Letter of Credit Facility	$200,000	$154,691	12/31/2022
Total Bermuda Re Bayerische Landesbank Bilateral Letter of Credit Facility	$200,000	$154,691

Bermuda Re Lloyd’s Bank Credit Facility.

Effective October 8, 2021 Bermuda Re entered into a letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, an agreement referred to as the “Bermuda Re Lloyd’s Bank Credit Facility”. The Bermuda Re Lloyd’s Bank Credit Facility provides for the committed issuance of up to $50.0 million of secured letters of credit, and subject to credit approval a maximum total facility amount of $250.0 million.

(Dollars in thousands)	At December 31, 2021
Bank	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility	$50,000	$46,008	12/31/2022
Total Bermuda Re Lloyd's Bank Credit Facility	$50,000	$46,008

Bermuda Re Barclays Bank Credit Facility.

Effective November 3, 2021 Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

(Dollars in thousands)	At December 31, 2021
Bank	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200,000	$186,299	12/31/2022
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200,000	$186,299

Federal Home Loan Bank Membership

Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2021, Everest Re had admitted assets of approximately $20.3 billion which provides borrowing capacity of up to approximately $2.0 billion. As of December 31, 2021, Everest Re has $519.0 million of borrowings outstanding, with maturities in 2022 and interest payable at interest rates between 0.53% and 0.65%. Everest incurred interest expense of $1.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

6. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2021		December 31, 2020
			Principal	Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior Notes	6/5/2014	6/1/2044	$400,000	$397,314	$503,840	$397,194	$528,000
3.5% Senior Notes	10/7/2020	10/15/2050	1,000,000	980,046	1,054,520	979,524	1,138,100
3.125% Senior Notes	10/4/2021	10/15/2052	1,000,000	968,440	983,140	-	-
			$2,400,000	$2,345,800	$2,541,500	$1,376,718	$1,666,100

On October 4, 2021, Holdings issued $1.0 billion of 31 year senior notes with an interest coupon rate of 3.125%, which will mature on October 15, 2052. Interest is paid semi-annually on April 15 and October 15 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in thousands)	Interest Paid	Payable Dates	2021	2020	2019
4.868% Senior Notes	semi-annually	June 1/December 1	$19,472	$19,472	$19,472
3.5% Senior Notes	semi-annually	April 15/October 15	35,221	8,115	-
3.125% Senior Notes	semi-annually	April 15/October 15	7,635	-	-
			$62,328	$27,587	$19,472

7. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2021		December 31, 2020
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,774	$216,289	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 16, 2021 to February 15, 2022 is 2.54%.

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

The Company repurchased and retired $13.2 million of its outstanding long term subordinated notes for the year ended December 31, 2020. The Company realized a gain of $2.5 million from the repurchase of the long term subordinated notes for the year ended 2020.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest expense incurred	$5,818	$7,645	$11,587

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At December 31, 2021, the total amount on deposit in trust accounts was $1.7 billion.

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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2021	2020	2019
(Dollars in thousands)
Ceded written premiums	341,460	303,178	291,979
Ceded earned premiums	332,989	306,184	294,762
Ceded losses and LAE	282,233	241,347	187,192

Assumed written premiums	12,120	18,831	17,005
Assumed earned premiums	12,120	18,831	17,005

Each segregated account is permitted to assume net risk exposures equal to the amount of its available posted collateral, which in the aggregate was $930.0 million and $806.6 million at December 31, 2021 and 2020, respectively. Of this amount, Group had investments recorded at $66.3 million and $67.6 million at December 31, 2021 and 2020, respectively, in the segregated accounts.

Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269.2 million of casualty reserves held by Bermuda Re related to accident years 2002 through 2015. As consideration for entering the agreement, the Company transferred cash of $252.0 million to the Mt. Logan Re segregated account. The maximum liability to be retroceded under the agreement will be $319.0 million. The Company will retain liability for any amounts exceeding the maximum liability. As of December 31, 2021 and 2020, the Company has a reinsurance recoverable of $206.1 million and $254.9 million, respectively. In addition the Company has a deferred gain liability of $15.5 million and $38.8 million as of December 31, 2021 and 2020, respectively, reported in Other liabilities.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	$50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
	Total available limit as of December 31, 2021			$2,325,000

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
			$2,325,000

9. LEASES

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Lease expense incurred:
Operating lease cost	$26,540	$32,508

	At December 31,
(Dollars in thousands)	2021	2020
Operating lease right of use assets	$138,942	$149,125
Operating lease liabilities	157,729	165,292

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Operating cash flows from operating leases	$(18,294)	$(20,594)

	At December 31,
	2021	2020
Weighted average remaining operating lease term	11.6 years	12.3 years
Weighted average discount rate on operating leases	4.08%	4.10%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
2022	$20,865
2023	20,238
2024	20,016
2025	17,025
2026	15,805
Thereafter	108,793
Undiscounted lease payments	202,742
Less: present value adjustment	45,013
Total operating lease liability	$157,729

On July 2, 2019, the Company entered into a lease agreement to relocate its U.S. corporate offices from Liberty Corner, New Jersey to Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, became effective in October, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7.8 million per year. The Company relocated the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex as of December, 2020.

10. INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda Subsidiaries. The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state, and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity.

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

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current tax expense (benefit):
U.S.	$123,876	$(107,757)	$(5,044)
Non-U.S.	2,038	2,948	14,420
Total current tax expense (benefit)	125,914	(104,809)	9,376
Deferred tax expense (benefit):
U.S.	37,597	178,523	80,247
Non-U.S.	3,027	(2,516)	(97)
Total deferred tax expense (benefit)	40,624	176,007	80,150

Total income tax expense (benefit)	$166,538	$71,198	$89,526

(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$(83,159)	$306,933	$24,041	$(277,852)	$38,964	$297,199
Net investment income	707,971	456,921	339,721	302,744	325,179	321,960
Net realized capital gains (losses)	266,036	(8,094)	234,970	32,679	155,609	29,394
Net derivative gain (loss)	-	2,965	-	1,541	-	6,374
Corporate expenses	(33,334)	(34,493)	(15,985)	(25,133)	(13,063)	(19,903)
Interest, fee and bond issue cost amortization expense	(69,974)	(175)	(35,659)	(664)	(34,931)	3,239
Other income (expense)	23,315	10,709	(14,656)	19,602	(1,976)	(9,057)
Pre-tax income (loss)	$810,855	$734,766	$532,432	$52,917	$469,782	$629,206

Expected tax provision at the applicable statutory rate(s)	170,170	14,358	111,846	(10,356)	98,766	17,205
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,927)	-	(3,598)	-	(3,680)	-
Dividend received deduction	(840)	-	(1,100)	-	(998)	-
Proration	1,048	-	1,049	-	1,050	-
Affiliated preferred stock dividends	6,517	-	6,517	-	6,517	-
Creditable foreign premium tax	(13,392)	-	(11,513)	-	(9,852)	-
Tax audit settlement	-	-	-	-	(1,576)	-
Share based compensation tax benefits formerly in APIC	(1,950)	(232)	(2,605)	(388)	(2,984)	(373)
Impact of CARES Act	-	-	(32,500)	-	-	-
Valuation allowance	324	(9,796)	277	15,144	138	3,772
Change in uncertain tax positions	-	-	-	-	(8,434)	-
Other	3,523	735	2,393	(3,968)	(3,744)	(6,281)
Total income tax provision	$161,473	$5,065	$70,766	$432	$75,203	$14,323

(Some amounts may not reconcile due to rounding.)

Reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2021	2020	2019
Balance at January 1	$-	$-	$8,434
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(8,434)
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$-

At December 31, 2021, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate was $0 million.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2021, the Company accrued $0 million for the payment of interest (net of the federal benefit) and penalties. At December 31, 2020 and 2019, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 through 2018 U.S. tax years are under audit by the IRS. To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax for the 2014 tax year. Also, the Company proposed affirmative beneficial income tax return adjustments to the IRS at the start of the 2014 audit. Subsequent to the Company’s CARES Act net operating loss carryback, the Company received a tax refund of $16.3 million of recaptured foreign tax credits related to the affirmative adjustments. In addition, tax years 2019 and 2020 are open for examination by the U.S. Federal jurisdiction.

To date, the Company has not received any additional Information Document Requests (“IDRs”) or notices of proposed adjustment for 2015 to 2018. The Company had filed amended tax returns requesting refunds for 2015 and 2016 for $1.5 million and $4.7 million, respectively.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Loss reserves	$129,861	$96,840
Unearned premium reserves	107,724	85,028
Lease liability	30,885	31,989
Foreign tax credits	21,787	46,109
Net operating loss carryforward	20,228	33,504
Net unrealized losses on benefit plans	13,395	19,636
Equity compensation	7,558	7,367
Investment impairments	6,160	1,121
Unrealized foreign currency losses	4,486	603
Uncollectible reinsurance reserves	3,142	3,142
Other tax credits	213	4,591
Other assets	8,973	7,285
Total deferred tax assets	354,412	337,215

Deferred tax liabilities:
Deferred acquisition costs	99,395	79,994
Net fair value income	97,974	75,692
Partnership investments	56,699	26,119
Net unrealized investment gains	36,615	90,268
Right of use asset	27,111	28,822
Benefit plan asset	1,667	1,765
Other liabilities	9,963	6,710
Total deferred tax liabilities	329,424	309,370

Net deferred tax assets	24,988	27,845
Less: Valuation allowance	(17,765)	(28,805)
Total net deferred tax assets/(liabilities)	$7,223	$(960)

(Some amounts may not reconcile due to rounding.)

At December 31, 2021 and 2020, the Company had $17.8 million and $28.8 million of Valuation Allowance (“VA”), respectively. The majority of the VA relates to the Company’s UK operations and were due primarily to net operating losses incurred in 2020 as a result of market conditions and COVID 19. The VA is a result of our conclusion under US GAAP accounting principles, that the UK, Netherlands, and U.S. jurisdictions could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions related to recent changes in market conditions. During the year ended December 31, 2021, the Company recorded an overall decrease in its valuation allowance of approximately $11.0 million, primarily due to utilization of UK and Canadian NOLs. Tax effected UK NOLs of $16.7 million do not expire. Tax effected Swiss NOLs of $2.5 million begin to expire in 2028. Tax effected Netherland NOLs of $0.2 million begin to expire in 2027. Tax effected U.S. Separate Return Limitation Year NOLs of $0.8 million begin to expire in 2037.

Due to the passage of the CARES Act in 2020, which allowed for a five-year carryback of NOLs, as of December 31, 2020 the Company no longer has a Consolidated U.S. NOL carryforward Without the Consolidated U.S. NOL carryforward, the Company was able to utilize a significant amount of U.S. Foreign Tax Credits (“FTCs”) in both 2019 and 2020. As a result, its FTC carryforwards were significantly reduced at December 31, 2020 to only

$46.1 million. The remaining FTC carryforwards as of December 31, 2021 begin to expire in 2028 related to our branch basket.

The Company follows ASU 2016-09 in regard to the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $2.2 million, $3.0 million and $3.5 million related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2021, 2020 and, 2019, respectively.

ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $611 thousand, $583 thousand and $484 thousand in 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, the Company considers our earnings within each jurisdiction to be indefinitely reinvested. Should the subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.

11. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C, Note 3 and Note 8.

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

See Note 1C for discussion of allowance on reinsurance recoverables.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Written premiums:
Direct	$3,987,875	$3,217,999	$2,783,036
Assumed	9,061,881	7,264,362	6,350,328
Ceded	(1,604,251)	(1,365,378)	(1,308,940)
Net written premiums	$11,445,505	$9,116,983	$7,824,424

Premiums earned:
Direct	$3,588,926	$3,028,095	$2,551,662
Assumed	8,315,072	7,054,680	6,059,222
Ceded	(1,497,557)	(1,401,262)	(1,207,198)
Net premiums earned	$10,406,441	$8,681,513	$7,403,686

Incurred losses and LAE:
Direct	$2,384,960	$2,141,065	$1,618,686
Assumed	5,741,109	5,163,946	3,923,298
Ceded	(734,816)	(754,174)	(619,086)
Net incurred losses and LAE	$7,391,253	$6,550,837	$4,922,898

12. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(547,690)	$59,312	$(488,378)	$462,939	$(39,729)	$423,210	$547,539	$(49,665)	$497,874
URA(D) on securities - OTTI	-	-	-	-	-	-	(1,559)	115	(1,444)
Reclassification of net realized losses (gains) included in net income (loss)	5,347	(1,731)	3,616	2,253	(5,729)	(3,476)	(13,129)	516	(12,613)
Foreign currency translation adjustments	(64,421)	2,330	(62,091)	90,142	(3,815)	86,327	18,585	(4,555)	14,030
Benefit plan actuarial net gain (loss)	7,912	(1,661)	6,251	(7,107)	1,492	(5,615)	(15,938)	3,347	(12,591)
Reclassification of benefit plan liability amortization included in net income (loss)	21,807	(4,580)	17,227	7,974	(1,674)	6,300	6,902	(1,449)	5,453
Total other comprehensive income (loss)	$(577,045)	$53,670	$(523,375)	$556,201	$(49,455)	$506,746	$542,400	$(51,691)	$490,709

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended
	December 31,		Affected line item within the statements of
AOCI component	2021	2020	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$5,347	$2,253	Other net realized capital gains (losses)
	(1,731)	(5,729)	Income tax expense (benefit)
	$3,616	$(3,476)	Net income (loss)

Benefit plan net gain (loss)	$21,807	$7,974	Other underwriting expenses
	(4,580)	(1,674)	Income tax expense (benefit)
	$17,227	$6,300	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended
	December 31,
(Dollars in thousands)	2021	2020
Beginning balance of URA (D) on securities	$724,159	$304,425
Current period change in URA (D) of investments - non-credit related	(484,762)	419,734
Ending balance of URA (D) on securities	239,397	724,159

Beginning balance of foreign currency translation adjustments	(115,390)	(201,717)
Current period change in foreign currency translation adjustments	(62,091)	86,327
Ending balance of foreign currency translation adjustments	(177,481)	(115,390)

Beginning balance of benefit plan net gain (loss)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	23,478	685
Ending balance of benefit plan net gain (loss)	(50,392)	(73,870)

Ending balance of accumulated other comprehensive income (loss)	$11,523	$534,899

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Company contributions	$3,821	$6,825	$4,750

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Pension expense	$3,388	$8,429	$10,042

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$404,471	$355,356
Service cost	10,637	9,522
Interest cost	8,253	10,112
Actuarial (gain)/loss	(8,587)	43,595
Curtailment	-	-
Benefits paid	(12,147)	(14,115)
Projected benefit obligation at end of year	402,626	404,471

Change in plan assets:
Fair value of plan assets at beginning of year	354,464	301,467
Actual return on plan assets	31,166	60,286
Actual contributions during the year	3,821	6,825
Administrative expenses paid	-	-
Benefits paid	(12,147)	(14,115)
Fair value of plan assets at end of year	377,303	354,464

Funded status at end of year	$(25,323)	$(50,007)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(1,469)	(2,197)
Other liabilities (due beyond one year)	(23,854)	(47,810)
Net amount recognized in the consolidated balance sheets	$(25,323)	$(50,007)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Accumulated income (loss)	$(67,729)	$(91,979)
Accumulated other comprehensive income (loss)	$(67,729)	$(91,979)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Other comprehensive income (loss) at December 31, prior year	$(91,979)	$(97,466)
Net gain (loss) arising during period	15,298	(4,090)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	8,953	9,576
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(67,729)	$(91,979)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service cost	$10,637	$9,522	$8,255
Interest cost	8,253	10,112	11,712
Expected return on assets	(24,454)	(20,781)	(17,968)
Amortization of actuarial loss from earlier periods	8,489	8,551	7,635
Settlement	464	1,025	408
Net periodic benefit cost	$3,388	$8,429	$10,042

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(24,251)	(5,486)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(20,863)	$2,943

(Some amounts may not reconcile due to rounding.)

The weighted average discount rates used to determine net periodic benefit cost for 2021, 2020 and 2019 were 2.55%, 3.28% and 4.27%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2021, 2020 and 2019 was 4.00%. The expected long-term rate of return on plan assets was 7.00% for 2021, 2020 and 2019 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2021, 2020 and 2019 were 2.86%, 2.55% and 3.28%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan	$339,360	$336,027
Non-qualified Plan	12,190	16,258
Total	$351,550	$352,285

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan
Projected benefit obligation	$390,437	$388,213
Fair value of plan assets	377,303	354,464
Non-qualified Plan
Projected benefit obligation	$12,190	$16,258
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$12,189	$16,258
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2022	$16,662
2023	12,639
2024	13,565
2025	14,550
2026	15,439
Next 5 years	95,005

Plan assets consist of shares in investment trusts with 76%, 22%, 1% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2,540	$2,540	$-	$-
Mutual funds, fair value
Fixed income (b)	84,663	84,663	-	-
Equities (c)	287,382	287,382	-	-
Total	$374,585	$374,585	$-	$-

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

In addition, $2.6 million and $4.6 million of investments which were recorded as part of the qualified plan assets at December 31, 2021 and 2020, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

No contributions were made to the qualified pension benefit plan for the years ended December 31, 2021 and 2020.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age. These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $14.8 million, $14.4 million and $10.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each international office maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the international offices ranged from 5.0% to 78.3%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company incurred expenses related to these plans of $3.4 million, $3.0 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Post-Retirement Plan.

The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010. This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.50% in 2021 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The

Company incurred expenses of $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$35,098	$29,376
Service cost	1,096	1,066
Interest cost	641	845
Amendments	-	-
Actuarial (gain)/loss	(6,044)	4,042
Benefits paid	(267)	(232)
Benefit obligation at end of year	30,523	35,098

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	267	232
Benefits paid	(267)	(232)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(30,523)	$(35,098)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Other liabilities (due within one year)	$(682)	$(613)
Other liabilities (due beyond one year)	(29,840)	(34,484)
Net amount recognized in the consolidated balance sheets	$(30,523)	$(35,098)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Accumulated income (loss)	$2,191	$(3,854)
Accumulated prior service credit (cost)	1,750	2,327
Accumulated other comprehensive income (loss)	$3,941	$(1,527)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Other comprehensive income (loss) at December 31, prior year	$(1,527)	$3,092
Net gain (loss) arising during period	6,044	(4,042)
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	-
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$3,941	$(1,527)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service cost	$1,096	$1,066	$983
Interest cost	641	845	980
Prior service credit recognition	(577)	(577)	(577)
Net gain recognition	-	-	(155)
Net periodic cost	$1,161	$1,334	$1,231

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(5,468)	4,619

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(4,307)	$5,953

(Some amounts may not reconcile due to rounding.)

The weighted average discount rates used to determine net periodic benefit cost for 2021, 2020 and 2019 were 2.55%, 3.28% and 4.27%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2021, 2020 and 2019 were 2.86%, 2.55% and 3.28%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2022	$683
2023	779
2024	831
2025	974
2026	1,084
Next 5 years	7,252

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

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $0.3 million minimum solvency margin.

Prior approval of the BMA is required if Bermuda Re’s dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $3.1 billion and $2.9 billion at December 31, 2021 and 2020, respectively. The statutory net income of Bermuda Re was $680.7 million, $222.8 million and $503.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2021, Everest Re has $578.9 million available for payment of dividends in 2022 without the need for prior regulatory approval.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $5.8 billion and $5.3 billion at December 31, 2021 and 2020, respectively. The statutory net income of Everest Re was $336.1 million, $595.1 million and $363.0 million for the years ended December 31, 2021, 2020 and 2019.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (1)
	At December 31,		At December 31,
(Dollars in thousands)	2021(1)	2020	2021	2020
Regulatory targeted capital	$-	$1,923,209	$2,940,938	$2,489,772
Actual capital	$3,092,287	$2,930,250	$5,789,484	$5,276,003

(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.

(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.

(3) The 2021 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2021 actual capital will exceed the targeted capital level.

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

The Company had one equity index put option contract at December 31, 2021, based on the Standard & Poor’s 500 (“S&P 500”) index. Based on historical index volatilities and trends and the December 31, 2021 S&P 500 index value, the Company estimates the probability that the equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 0.1%. The theoretical maximum payout under this equity index put option contract would occur if on the exercise date the S&P 500 index value was zero. At December 31, 2021, the present value of the theoretical maximum payout using a 3% discount factor was $152.3 million. Conversely, if the contract had expired on December 31, 2021, with the S&P index at 4,766.18, there would have been no settlement amount.

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
The Prudential	$138,285	$140,773
Unaffiliated life insurance company	34,847	35,128

16. SHARE-BASED COMPENSATION PLANS

The Company has a 2020 Stock Incentive Plan (“2020 Employee Plan”), a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

The 2020 Employee Plan was established in June 2020. Under the 2020 Employee Plan, 1,400,000 common shares have been authorized to be granted as non-qualified share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company. At December 31, 2021, there were 1,158,270 remaining shares available to be granted under the 2020 Employee Plan. The 2020 Employee Plan replaced a 2010 Employee Plan, which replaced a 2002 Employee Plan, which replaced a 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan. Through December 31, 2021, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2021, there were 34,957 remaining shares available to be granted under the 2009 Director Plan. The 2009 Director Plan replaced a 1995 Director Plan, which expired. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2021 there were 307,378 remaining shares available to be granted under the 2003 Director Plan.

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

Performance Share Unit awards granted under the 2020 Employee Plan and the 2010 Employee Plan will vest 100% after three years. The Performance Share Unit awards represent the right to receive between 0 and 1.75 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The performance share unit valuation will be based partly on growth in book value per share over the three year vesting period, compared to designated peer companies. The remaining portion of the performance share valuation will be based upon operating return on equity for each of the separate operating years within the vesting period.

For share options, restricted shares and performance share units granted under the 2020 Employee Plan, the 2010 Employee Plan, the 2002 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $43.4 million, $39.2 million and $34.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $8.0 million, $7.1 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, a total of 213,901 restricted shares were granted on February 23, 2021, February 24, 2021, May 12, 2021, September 9, 2021 and November 16, 2021, with a fair value of $242.240, $244.445, $264.845, $263.630 and $277.605 per share, respectively. Additionally, 22,205 performance share units were awarded on February 23, 2021, with a fair value of $242.240 per unit. No share options were granted during the year ended December 31, 2021. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.

The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.6 million, $0.6 million and $0.5 million, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2021, 2020 and 2019, and changes during the year then ended is presented in the following tables:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2021	116,871	$87.87
Granted	-	-
Exercised	67,843	87.39
Forfeited/Cancelled/Expired	–	-
Outstanding at December 31, 2021	49,028	88.52	0.2	$9,090
		.
Exercisable at December 31, 2021	49,028	88.52	0.2	$9,090

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2020	170,704	$87.18
Granted	-	-
Exercised	53,833	85.69
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2020	116,871	87.87	0.7	$17,089
		.
Exercisable at December 31, 2020	116,871	87.87	0.7	$17,089

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2019	279,164	$83.84
Granted	-	-
Exercised	108,460	78.58
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2019	170,704	87.18	1.4	$32,376
		.
Exercisable at December 31, 2019	170,704	87.18	1.4	$32,376

There were no share options granted in 2021, 2020 and 2019. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2021, 2020 and 2019 was $10.9 million, $10.0 million and $16.3 million, respectively. The cash received from the exercised share options for the year ended December 31, 2021 was $5.9 million. The tax benefit realized from the options exercised for the year ended December 31, 2021 was $2.6 million.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2021
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/21	Life	Price	at 12/31/21	Price
$88.32 - $88.32	48,574	0.1	$88.32	48,574	$88.32
$88.33 - $110.13	454	0.7	110.13	454	110.13
$90.49 - $110.13	-	-	-	-	-
	49,028	0.2	88.52	49,028	88.52

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	483,427	$246.60	495,137	$228.02	414,407	$217.15
Granted	213,901	243.51	200,929	269.86	232,601	232.36
Vested	158,735	238.67	175,413	220.88	138,322	203.41
Forfeited	42,499	247.02	37,226	246.20	13,549	221.35
Outstanding at December 31,	496,094	247.76	483,427	246.60	495,137	228.02

As of December 31, 2021, there was $90.9 million of total unrecognized compensation cost related to non-vested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019, was $37.9 million, $38.7 million and $28.1 million, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2021 was $7.5 million.

In addition to the 2020 Employee Plan, the 2010 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 506 common shares in 2021, 593 common shares in 2020 and 459 common shares in 2019 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of approximately $0.1 million in 2021, 2020 and 2019.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 2,922,717 restricted common shares, of which 411,663 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 185,153 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 79,308, 66,289 and 71,437 common shares at a cost of $17.8 million, $17.9 million and $14.2 million in 2021, 2020 and 2019, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarized the status of the Company’s non-vested performance share unit awards and changes for the period indicated:

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Performance Share Unit Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	38,891	$-	34,850	$-	32,382	$-
Granted	22,205	242.24	16,120	277.15	16,855	223.45
Increase/(Decrease) on vesting units due to performance	(800)	-	(2,227)	-	(3,455)	-
Vested	9,801	242.24	6,157	277.15	10,922	223.45
Forfeited	-	-	3,695	-	-	-
Outstanding at December 31,	50,495	-	38,891	-	34,850	-

The Company acquired 3,104, 2,587 and 5,008 common shares at a cost of $0.8 million, $0.7 million and $1.1 million in 2021, 2020 and 2019, respectively, from employees who chose to pay required withholding taxes on performance shares units settlements by withholding shares.

17. SEGMENT REPORTING

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada, Europe and South America through its offices in the U.S., Canada, Chile, United Kingdom, Ireland and a branch in the Netherlands.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Year Ended December 31, 2021
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$9,067,292	$3,982,464	$13,049,756
Net written premiums	8,535,618	2,909,886	11,445,505

Premiums earned	$7,757,483	$2,648,957	$10,406,441
Incurred losses and LAE	5,556,444	1,834,809	7,391,253
Commission and brokerage	1,854,466	354,300	2,208,766
Other underwriting expenses	199,148	383,499	582,647
Underwriting gain (loss)	$147,426	$76,349	$223,775

Net investment income			1,164,892
Net realized capital gains (losses)			257,943
Corporate expenses			(67,827)
Interest, fee and bond issue cost amortization expense			(70,149)
Other income (expense)			36,987
Income (loss) before taxes			$1,545,621

	Year Ended December 31, 2020
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$7,281,716	$3,200,645	$10,482,361
Net written premiums	6,767,579	2,349,404	9,116,983

Premiums earned	$6,466,106	$2,215,407	$8,681,513
Incurred losses and LAE	4,933,411	1,617,426	6,550,837
Commission and brokerage	1,552,371	320,879	1,873,250
Other underwriting expenses	175,734	335,503	511,237
Underwriting gain (loss)	$(195,410)	$(58,401)	$(253,811)

Net investment income			642,465
Net realized capital gains (losses)			267,649
Corporate expenses			(41,118)
Interest, fee and bond issue cost amortization expense			(36,323)
Other income (expense)			6,487
Income (loss) before taxes			$585,349

	Year Ended December 31, 2019
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$6,355,889	$2,777,475	$9,133,364
Net written premiums	5,732,272	2,092,152	7,824,424

Premiums earned	$5,491,296	$1,912,390	$7,403,686
Incurred losses and LAE	3,675,178	1,247,720	4,922,898
Commission and brokerage	1,400,247	303,479	1,703,726
Other underwriting expenses	160,834	280,065	440,899
Underwriting gain (loss)	$255,037	$81,126	$336,163

Net investment income			647,139
Net realized capital gains (losses)			185,004
Corporate expenses			(32,966)
Interest, fee and bond issue cost amortization expense			(31,693)
Other income (expense)			(4,660)
Income (loss) before taxes			$1,098,987

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

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
United Kingdom gross written premium	$1,245,909	$1,116,363	$964,358

Approximately 20.5%, 20.1% and 23.1% of the Company’s gross written premiums in 2021, 2020 and 2019, respectively, were sourced through the Company’s largest intermediary.

18. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2021

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$1,407,256	$1,420,618	$1,420,618
State, municipalities and political subdivisions	558,842	586,621	586,621
Foreign government securities	1,423,634	1,437,512	1,437,512
Foreign corporate securities	4,250,642	4,278,660	4,278,660
Public utilities	268,021	279,240	279,240
All other corporate bonds	10,340,207	10,449,243	10,449,243
Mortgage - backed securities:
Commercial	1,032,506	1,064,366	1,064,366
Agency residential	2,361,208	2,375,332	2,375,332
Non-agency residential	6,530	6,536	6,536
Redeemable preferred stock	414,746	410,144	410,144
Total fixed maturities-available for sale	22,063,592	22,308,272	22,308,272
Equity securities - at fair value (1)	1,365,515	1,825,908	1,825,908
Short-term investments	1,178,386	1,178,337	1,178,337
Other invested assets	2,919,965	2,919,965	2,919,965
Cash	1,440,861	1,440,861	1,440,861

Total investments and cash	$28,968,319	$29,673,343	$29,673,343

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2021	2020

ASSETS:
Fixed maturities - available for sale	$-	$3
(amortized cost: 2021, $0; 2020, $3)
Other invested assets (cost: 2021, $211,612; 2020, $282,762)	211,612	282,762
Cash	3,253	884
Investment in subsidiaries, at equity in the underlying net assets	10,353,351	9,660,713
Accrued investment income	-	-
Receivable from subsidiaries	9,936	18,424
Other assets	50,061	64,692
TOTAL ASSETS	$10,628,213	$10,027,478

LIABILITIES:
Long term notes payable, affiliated	$500,000	$300,000
Due to subsidiaries	1,622	1,933
Other liabilities	(12,589)	(631)
Total liabilities	489,033	301,302

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized
(2021) 69,790and (2020) 69,620 issued outstanding before treasury shares	698	696
Additional paid-in capital	2,274,431	2,245,301
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $26,781 at 2021 and $80,451 at 2020	11,523	534,899
Treasury shares, at cost; 30,524 shares (2021) and 29,636 shares (2020)	(3,847,308)	(3,622,172)
Retained earnings	11,699,836	10,567,452
Total shareholders' equity	10,139,180	9,726,176
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,628,213	$10,027,478

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
(Dollars in thousands)
REVENUES:
Net investment income	$228	$1,121	$3,484
Net realized capital gains (losses)	-	28	(66)
Other income (expense)	(185)	5,833	458
Net income (loss) of subsidiaries	1,416,451	535,866	1,026,233
Total revenues	1,416,494	542,848	1,030,109

EXPENSES:
Interest expense - affiliated	5,952	5,155	2,087
Other expenses	31,459	23,542	18,561
Total expenses	37,411	28,697	20,648

INCOME (LOSS) BEFORE TAXES	1,379,083	514,151	1,009,461

NET INCOME (LOSS)	$1,379,083	$514,151	$1,009,461

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(488,378)	423,210	496,430
Reclassification adjustment for realized losses (gains) included in net income (loss)	3,616	(3,476)	(12,613)
Total URA(D) on securities arising during the period	(484,762)	419,734	483,817

Foreign currency translation adjustments	(62,091)	86,327	14,030

Benefit plan actuarial net gain (loss) for the period	6,250	(5,615)	(12,591)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	17,227	6,300	5,453
Total benefit plan net gain (loss) for the period	23,478	685	(7,138)
Total other comprehensive income (loss), net of tax	(523,375)	506,746	490,709

COMPREHENSIVE INCOME (LOSS)	$855,708	$1,020,897	$1,500,170

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,379,083	$514,151	$1,009,461
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,416,451)	(535,866)	(1,026,233)
Dividends received from subsidiaries	320,000	650,000	600,000
Change in other assets and liabilities, net	2,676	(21,145)	564
Increase (decrease) in due to/from affiliates	8,176	(8,621)	(2,209)
Amortization of bond premium (accrual of bond discount)	-	(14)	(9)
Realized capital losses (gains)	-	(28)	66
Non-cash compensation expense	2,481	2,588	2,796
Net cash provided by (used in) operating activities	295,965	601,065	584,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(119,598)	(138,320)	(478,125)
Proceeds from fixed maturities matured/called - available for sale, at market value	3	1,356	63
Proceeds from fixed maturities sold - available for sale, at market value	-	200,264	74,841
Distribution from other invested assets	606,648	559,767	644,918
Cost of fixed maturities acquired - available for sale, at market value	-	-	(200,267)
Cost of other invested assets acquired	(535,499)	(800,828)	(686,528)
Net change in short-term investments	-	-	-
Net cash provided by (used in) investing activities	(48,446)	(177,761)	(645,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	26,685	23,185	22,861
Purchase of treasury shares	(225,136)	(200,020)	(24,604)
Dividends paid to shareholders	(246,699)	(249,056)	(234,322)
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	200,000	-	300,000
Net cash provided by (used in) financing activities	(245,150)	(425,891)	63,935

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	2,369	(2,587)	3,273
Cash, beginning of period	884	3,471	198
Cash, end of period	$3,253	$884	$3,471

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES to conDENSED financial information

1.) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related Notes of Everest Re Group, Ltd. and its Subsidiaries.

2.) Everest Re Group, Ltd. entered into a $300 million long term note agreement with Everest Reinsurance Company, an affiliated company, as of December 17, 2019. The note will pay interest annually at a rate of 1.69 % and is scheduled to mature in December 2028. At December 31, 2021 and 2020, this transaction was presented as a Long Term Note Payable – Affiliated in the Condensed Balance sheets of Everest Re Group, Ltd.

3.) Everest Re Group, Ltd. entered into a $200 million long term note agreement with Everest Reinsurance Company, an affiliated company, as of August 5, 2021. The note will pay interest annually at a rate of 1.00 % and is scheduled to mature in August 2030. At December 31, 2021, this transaction was presented as a Long Term Note Payable – Affiliated in the Condensed Balance sheets of Everest Re Group, Ltd.

4.) Everest Re Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. (“Mt. Logan Re”), an affiliated entity. On the Condensed Balance Sheets, investments in Mt. Logan Re valued at $66.3 million and $67.6 million as of December 31, 2021 and 2020, respectively, have been recorded within Other Assets. On the Condensed Statements of Operations, income (expense) of $1.3 million, $6.3 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Segment		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and Year Ended December 31, 2021
Reinsurance	$653,929	$13,894,992	$2,722,771	$7,757,483	$823,163	$5,556,444	$1,854,466	$199,148	$8,535,618
Insurance	218,360	5,114,494	1,886,864	2,648,957	341,729	1,834,809	354,300	383,499	2,909,886
Total	$872,289	$19,009,486	$4,609,634	$10,406,441	$1,164,892	$7,391,253	$2,208,766	$582,647	$11,445,505

As of and Year Ended December 31, 2020
Reinsurance	$447,632	$12,023,446	$1,995,218	$6,466,106	$458,354	$4,933,411	$1,552,371	$175,734	$6,767,579
Insurance	174,421	4,375,551	1,506,141	2,215,407	184,111	1,617,426	320,879	335,503	2,349,404
Total	$622,053	$16,398,997	$3,501,359	$8,681,513	$642,465	$6,550,837	$1,873,250	$511,237	$9,116,983

As of and Year Ended December 31, 2019
Reinsurance	$420,182	$10,064,970	$1,740,357	$5,491,296	$458,492	$3,675,178	$1,400,247	$160,834	$5,732,272
Insurance	161,681	3,546,343	1,316,378	1,912,390	188,647	1,247,720	303,479	280,065	2,092,152
Total	$581,863	$13,611,313	$3,056,735	$7,403,686	$647,139	$4,922,898	$1,703,726	$440,899	$7,824,424

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2021
Total property and liability insurance premiums earned	$3,588,926	$1,497,557	$8,315,072	$10,406,441	$79.9%

December 31, 2020
Total property and liability insurance premiums earned	$3,028,095	$1,401,262	$7,054,680	$8,681,513	$81.3%

December 31, 2019
Total property and liability insurance premiums earned	$2,556,386	$1,207,198	$6,054,498	$7,403,686	$81.8%