Form 10-Q
period 2022-03-31
EVEREST RE GROUP LTD
filed 2022-05-05
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered	Number of Shares Outstanding At May 1, 2022
Common Shares, $0.01 par value	RE	New York Stock Exchange	39,437,963

EVEREST RE GROUP, LTD

Table of Contents

Form 10-Q

Page

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2022	2021
	(unaudited)
ASSETS:
Fixed maturities - available for sale	$21,998,415	$22,308,272
(amortized cost: 2022, $22,693,029; 2021, $22,063,592, credit allowances: 2022, $(41,591); 2021, $(29,738))
Equity securities, at fair value	1,780,526	1,825,908
Short-term investments (cost: 2022, $823,889; 2021, $1,178,386)	823,875	1,178,337
Other invested assets	2,917,039	2,919,965
Cash	1,778,218	1,440,861
Total investments and cash	29,298,073	29,673,343
Accrued investment income	156,997	149,105
Premiums receivable	3,264,023	3,293,598
Reinsurance recoverables	2,101,641	2,053,354
Funds held by reinsureds	920,054	868,601
Deferred acquisition costs	842,739	872,289
Prepaid reinsurance premiums	496,632	515,445
Income taxes	117,609	2,381
Other assets	789,014	757,167
TOTAL ASSETS	$37,986,782	$38,185,283

LIABILITIES:
Reserve for losses and loss adjustment expenses	$19,495,637	$19,009,486
Future policy benefit reserve	34,523	35,669
Unearned premium reserve	4,571,705	4,609,634
Funds held under reinsurance treaties	4,732	18,391
Other net payable to reinsurers	464,000	449,723
Losses in course of payment	133,888	260,684
Senior notes	2,346,147	2,345,800
Long term notes	223,799	223,774
Borrowings from FHLB	519,000	519,000
Accrued interest on debt and borrowings	38,843	17,348
Unsettled securities payable	67,698	16,698
Other liabilities	559,181	539,896
Total liabilities	28,459,153	28,046,103

Commitments and contingencies (Note 7)	(nil)	(nil)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2022) 69,977
and (2021) 69,790 outstanding before treasury shares	700	698
Additional paid-in capital	2,271,890	2,274,431
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $(89,926) at 2022 and $26,781 at 2021	(832,820)	11,523
Treasury shares, at cost; 30,529 shares (2022) and 30,524 shares (2021)	(3,848,630)	(3,847,308)
Retained earnings	11,936,489	11,699,836
Total shareholders' equity	9,527,629	10,139,180
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,986,782	$38,185,283

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2022	2021
	(unaudited)
REVENUES:
Premiums earned	$2,791,765	$2,387,865
Net investment income	242,830	260,413
Net gains (losses) on investments:
Credit allowances on fixed maturity securities	(11,853)	(6,977)
Gains (losses) from fair value adjustments	(136,860)	29,056
Net realized gains (losses) from dispositions	(4,914)	16,823
Total net gains (losses) on investments	(153,627)	38,902
Other income (expense)	15,363	56,593
Total revenues	2,896,331	2,743,773

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,789,863	1,711,419
Commission, brokerage, taxes and fees	605,230	489,011
Other underwriting expenses	161,293	142,231
Corporate expenses	14,020	12,378
Interest, fees and bond issue cost amortization expense	24,078	15,639
Total claims and expenses	2,594,484	2,370,678

INCOME (LOSS) BEFORE TAXES	301,847	373,095
Income tax expense (benefit)	4,096	31,233

NET INCOME (LOSS)	$297,751	$341,862

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(815,177)	(288,615)
Reclassification adjustment for realized losses (gains) included in net income (loss)	4,178	(3,666)
Total URA(D) on securities arising during the period	(810,999)	(292,281)

Foreign currency translation adjustments	(34,102)	(9,582)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	758	2,043
Total benefit plan net gain (loss) for the period	758	2,043
Total other comprehensive income (loss), net of tax	(844,343)	(299,820)

COMPREHENSIVE INCOME (LOSS)	$(546,592)	$42,042

EARNINGS PER COMMON SHARE:
Basic	$7.57	$8.53
Diluted	7.56	8.52

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and dividends per share amounts)	2022	2021
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, January 1	39,266,633	39,983,481
Issued during the period, net	187,044	196,481
Treasury shares acquired	(5,000)	(97,462)
Balance, March 31	39,448,677	40,082,500

COMMON SHARES (par value):
Balance, January 1	$698	$696
Issued during the period, net	2	2
Balance, March 31	700	698

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	2,274,431	2,245,301
Share-based compensation plans	(2,541)	436
Balance, March 31	2,271,890	2,245,737

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	11,523	534,899
Net increase (decrease) during the period	(844,343)	(299,820)
Balance, March 31	(832,820)	235,079

RETAINED EARNINGS:
Balance, January 1	11,699,836	10,567,452
Net income (loss)	297,751	341,862
Dividends declared ($1.55 per share 2022 and $1.55 per share 2021)	(61,097)	(62,228)
Balance, March 31	11,936,489	10,847,085

TREASURY SHARES AT COST:
Balance, January 1	(3,847,308)	(3,622,172)
Purchase of treasury shares	(1,322)	(23,545)
Balance, March 31	(3,848,630)	(3,645,717)

TOTAL SHAREHOLDERS' EQUITY, March 31	$9,527,629	$9,682,882

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$297,751	$341,862
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(14,203)	(105,460)
Decrease (increase) in funds held by reinsureds, net	(67,033)	(25,584)
Decrease (increase) in reinsurance recoverables	(125,881)	(14,518)
Decrease (increase) in income taxes	1,251	24,908
Decrease (increase) in prepaid reinsurance premiums	(7,167)	(27,071)
Increase (decrease) in reserve for losses and loss adjustment expenses	632,398	655,070
Increase (decrease) in future policy benefit reserve	(1,146)	(162)
Increase (decrease) in unearned premiums	4,045	196,631
Increase (decrease) in other net payable to reinsurers	46,310	105,390
Increase (decrease) in losses in course of payment	(125,074)	11,980
Change in equity adjustments in limited partnerships	(97,831)	(116,767)
Distribution of limited partnership income	71,174	18,125
Change in other assets and liabilities, net	47,052	(149,480)
Non-cash compensation expense	11,912	11,021
Amortization of bond premium (accrual of bond discount)	19,254	17,323
Net (gains) losses on investments	153,627	(38,902)
Net cash provided by (used in) operating activities	846,439	904,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	849,019	818,352
Proceeds from fixed maturities sold - available for sale	418,988	228,278
Proceeds from equity securities sold, at fair value	90,101	281,313
Distributions from other invested assets	162,719	52,211
Cost of fixed maturities acquired - available for sale	(2,010,859)	(1,776,730)
Cost of equity securities acquired, at fair value	(195,026)	(174,981)
Cost of other invested assets acquired	(137,430)	(98,939)
Net change in short-term investments	354,761	308,585
Net change in unsettled securities transactions	46,399	(93,610)
Net cash provided by (used in) investing activities	(421,328)	(455,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for share-based compensation, net of expense	(14,450)	(10,583)
Purchase of treasury shares	(1,322)	(23,545)
Dividends paid to shareholders	(61,097)	(62,229)
Cost of shares withheld on settlements of share-based compensation awards	(16,692)	(12,507)
Net cash provided by (used in) financing activities	(93,561)	(108,864)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,807	(8,972)

Net increase (decrease) in cash	337,357	331,009
Cash, beginning of period	1,440,861	801,651
Cash, end of period	$1,778,218	$1,132,660

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$2,681	$6,417
Interest paid	2,210	1,880

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

1. GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021, 2020 and 2019, included in the Company’s most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2022 presentation.

Application of Recently Issued Accounting Standard Changes.

The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2022. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no new material accounting standards issued in the three months ended March 31, 2022, that impacted Group.

Any issued guidance and pronouncements, other than those directly referenced above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of the dates indicated:

	At March 31, 2022
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,387,723	$-	$9,506	$(41,423)	$1,355,806
Obligations of U.S. states and political subdivisions	560,375	(151)	9,538	(10,574)	559,188
Corporate securities	7,510,255	(20,049)	64,802	(263,958)	7,291,050
Asset-backed securities	4,046,636	(7,679)	13,228	(54,294)	3,997,891
Mortgage-backed securities
Commercial	1,021,013	-	2,762	(31,904)	991,871
Agency residential	2,387,754	-	5,354	(109,611)	2,283,497
Non-agency residential	5,759	-	-	(114)	5,645
Foreign government securities	1,414,589	-	16,763	(68,970)	1,362,382
Foreign corporate securities	4,358,925	(13,712)	31,776	(225,904)	4,151,085
Total fixed maturity securities	$22,693,029	$(41,591)	$153,729	$(806,752)	$21,998,415

	At December 31, 2021
	Amortized	Allowance for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,407,256	$-	$23,720	$(10,358)	$1,420,618
Obligations of U.S. states and political subdivisions	558,842	(151)	29,080	(1,150)	586,621
Corporate securities	7,443,535	(19,267)	195,210	(62,580)	7,556,898
Asset-backed securities	3,579,439	(7,679)	21,817	(11,848)	3,581,729
Mortgage-backed securities
Commercial	1,032,506	-	37,550	(5,690)	1,064,366
Agency residential	2,361,208	-	32,997	(18,873)	2,375,332
Non-agency residential	6,530	-	22	(16)	6,536
Foreign government securities	1,423,634	-	41,957	(28,079)	1,437,512
Foreign corporate securities	4,250,642	(2,641)	95,195	(64,536)	4,278,660
Total fixed maturity securities	$22,063,592	$(29,738)	$477,548	$(203,130)	$22,308,272

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2022		At December 31, 2021
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$1,391,977	$1,391,679	$1,398,742	$1,398,006
Due after one year through five years	7,302,421	7,112,007	7,075,077	7,154,468
Due after five years through ten years	4,896,715	4,673,737	5,003,792	5,100,672
Due after ten years	1,640,754	1,542,088	1,606,298	1,627,163
Asset-backed securities	4,046,636	3,997,891	3,579,439	3,581,729
Mortgage-backed securities:
Commercial	1,021,013	991,871	1,032,506	1,064,366
Agency residential	2,387,754	2,283,497	2,361,208	2,375,332
Non-agency residential	5,759	5,645	6,530	6,536
Total fixed maturity securities	$22,693,029	$21,998,415	$22,063,592	$22,308,272

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short-term investments	$(927,407)	$(322,708)
Change in unrealized appreciation (depreciation), pre-tax	(927,407)	(322,708)
Deferred tax benefit (expense)	116,408	40,427
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(810,999)	$(292,281)

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated.

	Duration of Unrealized Loss at March 31, 2022 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$735,568	$(31,508)	$140,967	$(9,915)	$876,535	$(41,423)
Obligations of U.S. states and political subdivisions	135,080	(8,844)	12,751	(1,683)	147,831	(10,527)
Corporate securities	3,552,799	(191,372)	804,526	(71,842)	4,357,325	(263,214)
Asset-backed securities	3,072,751	(51,294)	41,984	(3,000)	3,114,735	(54,294)
Mortgage-backed securities
Commercial	696,096	(29,358)	19,307	(2,546)	715,403	(31,904)
Agency residential	1,405,047	(67,884)	511,034	(41,727)	1,916,081	(109,611)
Non-agency residential	4,831	(102)	815	(12)	5,646	(114)
Foreign government securities	868,416	(37,826)	173,278	(31,144)	1,041,694	(68,970)
Foreign corporate securities	2,674,129	(177,921)	444,844	(47,682)	3,118,973	(225,603)
Total	$13,144,717	$(596,109)	$2,149,506	$(209,551)	$15,294,223	$(805,660)
Securities where an allowance for credit loss was recorded	18,830	(1,092)	-	-	18,830	(1,092)
Total fixed maturity securities	$13,163,547	$(597,201)	$2,149,506	$(209,551)	$15,313,053	$(806,752)

	Duration of Unrealized Loss at March 31, 2022 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$170,052	$(2,305)	$105,909	$(9,957)	$275,961	$(12,262)
Due in one year through five years	3,852,436	(164,170)	755,276	(55,787)	4,607,712	(219,957)
Due in five years through ten years	2,843,780	(178,654)	628,985	(82,375)	3,472,765	(261,029)
Due after ten years	1,099,724	(102,342)	86,196	(14,147)	1,185,920	(116,489)
Asset-backed securities	3,072,751	(51,294)	41,984	(3,000)	3,114,735	(54,294)
Mortgage-backed securities	2,105,974	(97,344)	531,156	(44,285)	2,637,130	(141,629)
Total	$13,144,717	$(596,109)	$2,149,506	$(209,551)	$15,294,223	$(805,660)
Securities where an allowance for credit loss was recorded	18,830	(1,092)	-	-	18,830	(1,092)
Total fixed maturity securities	$13,163,547	$(597,201)	$2,149,506	$(209,551)	$15,313,053	$(806,752)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2022 were $15.3 billion and $806.8 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2022, did not exceed 4.0% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss position at March 31, 2022, comprised less than 0.9% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $597.2 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, asset-backed securities and foreign government securities. Of these unrealized losses, $551.4 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $209.6 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $201.8 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2022, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Fixed maturities	$148,226	$140,916
Equity securities	4,146	4,838
Short-term investments and cash	159	180
Other invested assets:
Limited partnerships	88,437	114,333
Other	11,831	6,019
Gross investment income before adjustments	252,799	266,286
Funds held interest income (expense)	3,685	7,966
Future policy benefit reserve income (expense)	(222)	(291)
Gross investment income	256,262	273,961
Investment expenses	(13,432)	(13,548)
Net investment income	$242,830	$260,413

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

The Company had contractual commitments to invest up to an additional $2.5 billion in limited partnerships and private placement loan securities at March 31, 2022. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2022, the market value of investments in the facility consolidated within the Company’s balance sheets was $773.3 million.

Variable Interest Entities

The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of March 31, 2022 and December 31, 2021, the Company did not hold any securities for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2022 and December 31, 2021 is limited to the total carrying value of $2.9 billion and $2.9 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of March 31, 2022, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.

In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

The components of net gains (losses) on investments are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Fixed maturity securities, market value:
Allowance for credit losses	$(11,853)	$(6,977)
Net realized gains (losses) from dispositions	2,799	9,174
Equity securities, fair value:
Net realized gains (losses) from dispositions	(11,787)	6,238
Gains (losses) from fair value adjustments	(136,860)	29,056
Other invested assets	4,152	1,346
Short-term investments gain (loss)	(78)	66
Total net gains (losses) on investments	$(153,627)	$38,902

(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2022
			Obligations of
			U.S. States	Foreign
	Corporate	Asset-Backed	and Political	Corporate
	Securities	Securities	Subdivisions	Securities	Total
(Dollars in thousands)
Beginning Balance	$(19,267)	$(7,679)	$(151)	$(2,641)	$(29,738)
Credit losses on securities where credit
losses were not previously recorded	(1,929)	-	-	(11,184)	(13,113)
Increases in allowance on previously
impaired securities	-	-	-	-	-
Decreases in allowance on previously
impaired securities	-	-	-	-	-
Reduction in allowance due to disposals	1,147	-	-	113	1,260

Balance as of March 31, 2022	$(20,049)	$(7,679)	$(151)	$(13,712)	$(41,591)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2021
			Foreign	Foreign
	Corporate	Asset-Backed	Government	Corporate
	Securities	Securities	Securities	Securities	Total
(Dollars in thousands)
Beginning Balance	$(1,220)	$-	$(22)	$(503)	$(1,745)
Credit losses on securities where credit
losses were not previously recorded	(2,383)	(4,915)	-	-	(7,298)
Increases in allowance on previously
impaired securities	-	-	-	-	-
Decreases in allowance on previously
impaired securities	-	-	-	-	-
Reduction in allowance due to disposals	-	-	22	298	320

Balance as of March 31, 2021	$(3,603)	$(4,915)	$-	$(205)	$(8,723)

The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Proceeds from sales of fixed maturity securities	$418,988	$228,278
Gross gains from dispositions	20,122	14,864
Gross losses from dispositions	(17,324)	(5,690)

Proceeds from sales of equity securities	$90,101	$281,313
Gross gains from dispositions	3,508	12,304
Gross losses from dispositions	(15,294)	(6,066)

4. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Gross reserves beginning of period	$19,009,486	$16,322,143
Less reinsurance recoverables on unpaid losses	(1,946,365)	(1,843,691)
Net reserves beginning of period	17,063,121	14,478,452

Incurred related to:
Current year	1,790,798	1,713,253
Prior years	(935)	(1,834)
Total incurred losses and LAE	1,789,863	1,711,419

Paid related to:
Current year	307,661	215,302
Prior years	918,834	837,035
Total paid losses and LAE	1,226,495	1,052,337

Foreign exchange/translation adjustment	(121,934)	(5,841)

Net reserves end of period	17,504,555	15,131,694
Plus reinsurance recoverables on unpaid losses	1,991,082	1,882,112
Gross reserves end of period	$19,495,637	$17,013,806

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1.8 billion and $1.7 billion for the three months ended March 31, 2022 and 2021, respectively. Gross and net reserves increased for the three months ended March 31, 2022, reflecting an increase in underlying exposure due to premium growth, partially offset by a reduction of $155.0 million in current year catastrophe losses.

5. FAIR VALUE

GAAP guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use fair value measures for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement, with Level 1 being the highest priority and Level 3 being the lowest priority.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At March 31, 2022, $2.1 billion of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2021, $2.1 billion of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2022 and December 31, 2021 of $1.4 billion and $1.3 billion, respectively. During the fourth quarter of 2021, the Company began to internally manage a portfolio of collateralized loan obligations included in asset-backed securities which had a fair value of $2.1 billion and $2.0 billion at March 31, 2022 and December 31, 2021, respectively. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.

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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,355,806	$-	$1,355,806	$-
Obligations of U.S. States and political subdivisions	559,188	-	559,188	-
Corporate securities	7,291,050	-	6,576,394	714,656
Asset-backed securities	3,997,891	-	2,609,200	1,388,691
Mortgage-backed securities
Commercial	991,871	-	985,981	5,890
Agency residential	2,283,497	-	2,283,497	-
Non-agency residential	5,645	-	5,645	-
Foreign government securities	1,362,382	-	1,362,382	-
Foreign corporate securities	4,151,085	-	4,135,159	15,926
Total fixed maturities, market value	21,998,415	-	19,873,252	2,125,163

Equity securities, fair value	1,780,526	1,698,324	82,202	-

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,420,618	$-	$1,420,618	$-
Obligations of U.S. States and political subdivisions	586,621	-	586,621	-
Corporate securities	7,556,898	-	6,756,324	800,574
Asset-backed securities	3,581,729	-	2,330,448	1,251,281
Mortgage-backed securities
Commercial	1,064,366	-	1,064,366	-
Agency residential	2,375,332	-	2,375,332	-
Non-agency residential	6,536	-	6,536	-
Foreign government securities	1,437,512	-	1,437,512	-
Foreign corporate securities	4,278,660	-	4,262,645	16,015
Total fixed maturities, market value	22,308,272	-	20,240,402	2,067,870

Equity securities, fair value	1,825,908	1,742,367	83,541	-

In addition, $299.6 million and $286.6 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	Corporate	Asset-Backed		Foreign		Corporate	Asset-Backed	Foreign
(Dollars in thousands)	Securities	Securities	CMBS	Corporate	Total	Securities	Securities	Corporate	Total
Beginning balance fixed maturities at market value	$800,574	$1,251,281	$-	$16,015	$2,067,870	$701,492	$623,033	$5,699	$1,330,224
Total gains or (losses) (realized/unrealized)
Included in earnings	15,943	102	-	13	16,058	(1,789)	(4,168)	3	(5,954)
Included in other comprehensive income (loss)	(4,167)	(28,788)	(23)	(61)	(33,039)	2,836	(3,135)	49	(250)
Purchases, issuances and settlements	(97,694)	166,096	5,913	(41)	74,274	2,003	169,630	(153)	171,480
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-	-
Ending balance	$714,656	$1,388,691	$5,890	$15,926	$2,125,163	$704,542	$785,360	$5,599	$1,495,500

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$318	$-	$-	$-	$318	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Net income (loss) per share:
Numerator
Net income (loss)	$297,751	$341,862
Less: dividends declared-common shares and unvested common shares	(61,097)	(62,229)
Undistributed earnings	236,653	279,633
Percentage allocated to common shareholders (1)	98.7%	98.7%
	233,504	276,031
Add: dividends declared-common shareholders	60,282	61,415
Numerator for basic and diluted earnings per common share	$293,785	$337,446

Denominator
Denominator for basic earnings per weighted-average common shares	38,823	39,543
Effect of dilutive securities:
Options	14	54
Denominator for diluted earnings per adjusted weighted-average common shares	38,837	39,597

Per common share net income (loss)
Basic	$7.57	$8.53
Diluted	$7.56	$8.52

(1) Basic weighted-average common shares outstanding	38,823	39,543
Basic weighted-average common shares outstanding and unvested common shares expected to vest	39,347	40,059
Percentage allocated to common shareholders	98.7%	98.7%

(Some amounts may not reconcile due to rounding.)

There were no anti-diluted options outstanding for the three months ended March 31, 2022 and 2021.

All outstanding options granted under share-based compensation plans expire on September 19, 2022.

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

The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals by numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world. To the best of our knowledge at this time, the Company has limited financial exposure related to the Russian invasion of the

Ukraine. However, given the ongoing nature of the war and the high degree of uncertainty around both exposures and coverage, a reasonable estimation of potential loss is not credible at this time.

8. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(932,309)	$117,132	$(815,177)	$(329,166)	$40,551	$(288,615)
Reclassification of net realized losses (gains) included in net income (loss)	4,902	(724)	4,178	(3,542)	(124)	(3,666)
Foreign currency translation adjustments	(34,603)	501	(34,102)	(8,988)	(594)	(9,582)
Reclassification of benefit plan liability amortization included in net income (loss)	960	(202)	758	2,586	(543)	2,043
Total other comprehensive income (loss)	$(961,050)	$116,707	$(844,343)	$(339,110)	$39,290	$(299,820)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2022	2021	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$4,902	$(3,542)	Other net realized capital gains (losses)
	(724)	(124)	Income tax expense (benefit)
	$4,178	$(3,666)	Net income (loss)

Benefit plan net gain (loss)	$960	$2,586	Other underwriting expenses
	(202)	(543)	Income tax expense (benefit)
	$758	$2,043	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Beginning balance of URA (D) on securities	$239,397	$724,159
Current period change in URA (D) of investments - non-credit related	(810,999)	(292,281)
Ending balance of URA (D) on securities	(571,602)	431,878

Beginning balance of foreign currency translation adjustments	(177,481)	(115,390)
Current period change in foreign currency translation adjustments	(34,102)	(9,582)
Ending balance of foreign currency translation adjustments	(211,583)	(124,972)

Beginning balance of benefit plan net gain (loss)	(50,392)	(73,870)
Current period change in benefit plan net gain (loss)	758	2,043
Ending balance of benefit plan net gain (loss)	(49,634)	(71,827)

Ending balance of accumulated other comprehensive income (loss)	$(832,820)	$235,079

(Some amounts may not reconcile due to rounding.)

9. CREDIT FACILITIES

The Company has multiple active letter of credit facilities for a total commitment of up to $1.2 billion as of March 31, 2022. The Company also has additional uncommitted letter of credit facilities of up to $340.0 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.

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

Effective May 26, 2021, the term of the 2016 Group Credit Facility expired. The Company elected not to renew this facility to allow for the replacement by other collateralized letter of credit facilities such as those described below. As a result of the non-renewal in May 2021, letter of credit commitment/availability in the 2016 Group Credit Facility as of March 31, 2022 is limited only to the remaining $13.3 million of letters of credit currently in force and scheduled to expire in 2022. No additional letters of credit will be issued under the 2016 Group Credit Facility, and the facility will be dormant once the remaining letters of credit have expired. As of March 31, 2022, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	$13,319	$13,319	12/30/2022	$39,198	$39,198	12/30/2022
Total Wells Fargo Bank Group Credit Facility	$13,319	$13,319		$39,198	$39,198

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500,000	$422,521	12/30/2022	$500,000	$351,497	12/30/2022
Total Wells Fargo Bank Bilateral LOC Agreement	$500,000	$422,521		$500,000	$351,497

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230,000	$425	12/16/22	$230,000	$4,425	02/28/22
		218,377	12/31/22		925	03/01/22
		473	01/21/23		1,264	11/24/22
		4,425	02/28/23		423	12/16/22
		1,088	03/01/23		146	12/20/22
		990	08/15/23		216,622	12/31/22
		1,240	09/23/23		473	01/21/23
		147	12/20/23		985	08/15/23
		–			1,234	09/23/23
Bermuda Re Citibank LOC Facility - Uncommitted	140,000	84,203	12/31/22	140,000	84,203	12/31/22
		22,233	03/30/26		22,731	12/30/25
Total Citibank Bilateral Agreement	$370,000	$333,600		$370,000	$333,429

Bermuda Re Bayerische Landesbank Credit Facility

Effective August 27, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Bilateral LOC Facility”. The Bermuda Re Bayerische Landesbank Bilateral LOC Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral LOC Agreement	$200,000	$156,197	12/31/2022	$200,000	$154,691	12/31/2022
Total Bayerische Landesbank Bilateral LOC Agreement	$200,000	$156,197		$200,000	$154,691

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$50,000	$46,008	12/31/2022	$50,000	$46,008	12/31/2022
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted	200,000	84,806	12/31/2022	-	-
Total Bermuda Re Lloyd's Bank Credit Facility	$250,000	$130,814		$50,000	$46,008

Bermuda Re Barclays Bank Credit Facility.

Effective November 3, 2021 Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200.0 million of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2022			At December 31, 2021
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200,000	$171,628	12/31/2022	$200,000	$186,299	12/31/2022
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200,000	$171,628		$200,000	$186,299

Federal Home Loan Bank Membership

Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2022, Everest Re had admitted assets of approximately $20.4 billion which provides borrowing capacity of up to approximately $2.0 billion. As of March 31, 2022, Everest Re has $519.0 million of borrowings outstanding, with maturities in November and December, 2022, and interest payable at interest rates between 0.53% and 0.65%. Everest Re incurred interest expense of $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2022, the total amount on deposit in trust accounts was $1.8 billion.

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

	Three Months Ended
	March 31,
Mt. Logan Re Segregated Accounts	2022	2021
(Dollars in thousands)
Ceded written premiums	$50,239	$99,110
Ceded earned premiums	50,443	78,107
Ceded losses and LAE	40,620	80,843

Assumed written premiums	793	2,476
Assumed earned premiums	793	2,476
Assumed losses and LAE	-	-

Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269.2 million of casualty reserves held by Bermuda Re related to accident years 2002 through 2015. As consideration for entering the agreement, the Company transferred cash of $252.0 million to the Mt. Logan Re segregated account. The maximum liability to be retroceded under the agreement will be $319.0 million. The Company will retain liability for any amounts exceeding the maximum liability. As of March 31, 2022 and December 31, 2021, the Company has a reinsurance recoverable of $192.5 million and $206.1 million, respectively. In addition, the Company has a deferred gain liability of $14.4 million and $15.5 million as of March 31, 2022 and December 31, 2021, respectively, reported in other liabilities.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
	Total available limit as of March 31, 2022			$2,325,000

 Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. Currently, none of the published insured loss estimates for catastrophe events during the applicable covered periods of the various agreements have exceeded the single event retentions or aggregate retentions under the terms of the agreements that would result in a recovery.

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

				March 31, 2022		December 31, 2021
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	6/5/2014	6/1/2044	$400,000	$397,343	$437,148	$397,314	$503,840
3.5% Senior notes	10/7/2020	10/15/2050	1,000,000	980,178	895,420	980,046	1,054,520
3.125% Senior notes	10/4/2021	10/15/2052	1,000,000	968,626	832,780	968,440	983,140
			$2,400,000	$2,346,147	$2,165,348	$2,345,800	$2,541,500

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars In thousands	2022	2021
Interest expense incurred 4.868% Senior notes	$4,868	$4,868
Interest expense incurred 3.5% Senior notes	8,807	8,805
Interest expense incurred 3.125% Senior notes	7,913	-
	$21,588	$13,673

12. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2022		December 31, 2021
		Original			Consolidated Balance	Market	Consolidated Balance	Market
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	4/26/2007	$400,000	5/15/2037	5/1/2067	$223,799	$208,685	$223,774	$216,289

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 16, 2022 to May 15, 2022 is 2.89%.

Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes. The Company’s 4.868% senior notes, due on June 1, 2044, are the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million. In addition, during 2020, the Company repurchased and retired $13.2 million of the notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Interest expense incurred	$1,530	$1,462

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

The following tables present the underwriting results for the operating segments for the periods indicated:

Reinsurance	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,185,612	$1,000,739	$3,186,351	$2,059,015	$872,418	$2,931,433
Net written premiums	2,081,449	730,564	2,812,013	1,912,950	640,987	2,553,937

Premiums earned	$2,066,254	$725,511	$2,791,765	$1,777,452	$610,413	$2,387,865
Incurred losses and LAE	1,324,716	465,147	1,789,863	1,271,906	439,513	1,711,419
Commission and brokerage	514,243	90,987	605,230	408,724	80,287	489,011
Other underwriting expenses	50,453	110,840	161,293	51,996	90,235	142,231
Underwriting gain (loss)	$176,842	$58,537	$235,379	$44,826	$378	$45,204

Net investment income			242,830			260,413
Net gains (losses) on investments			(153,627)			38,902
Corporate expenses			(14,020)			(12,378)
Interest, fee and bond issue cost amortization expense			(24,078)			(15,639)
Other income (expense)			15,363			56,593
Income (loss) before taxes			$301,847			$373,095

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
United Kingdom gross written premium	$311,581	$366,148

No other country represented more than 5% of the Company’s revenues.

14. SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2022, a total of 196,808 restricted stock awards were granted: 187,760 and 9,048 restricted share awards were granted on February 23, 2022 and February 24, 2022, with a fair value of $301.535 per share and $287.9425 per share, respectively. Additionally, 18,340 performance share unit awards were granted on February 23, 2022, with a fair value of $301.535 per unit.

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

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses that continued to be experienced in 2022 and throughout 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be, but it is likely to change depending on the line of business and geography.

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

The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals by numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world. To the best of our knowledge at this time, the Company has limited financial exposure related to the Russian invasion of the Ukraine. However, given the ongoing nature of the war and the high degree of uncertainty around both exposures and coverage, a reasonable estimation of potential loss is not credible at this time.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2022	2021	(Decrease)
Gross written premiums	$3,186.4	$2,931.4	8.7%
Net written premiums	2,812.0	2,553.9	10.1%

REVENUES:
Premiums earned	$2,791.8	$2,387.9	16.9%
Net investment income	242.8	260.4	-6.8%
Net gains (losses) on investments	(153.6)	38.9	NM
Other income (expense)	15.4	56.6	-72.9%
Total revenues	2,896.3	2,743.8	5.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,789.9	1,711.4	4.6%
Commission, brokerage, taxes and fees	605.2	489.0	23.8%
Other underwriting expenses	161.3	142.2	13.4%
Corporate expenses	14.0	12.4	12.9%
Interest, fees and bond issue cost amortization expense	24.1	15.6	54.5%
Total claims and expenses	2,594.5	2,370.7	9.5%

INCOME (LOSS) BEFORE TAXES	301.8	373.1	-19.1%
Income tax expense (benefit)	4.1	31.2	-86.9%
NET INCOME (LOSS)	$297.8	$341.9	-12.9%

RATIOS:			Point Change
Loss ratio	64.1%	71.7%	(7.6)
Commission and brokerage ratio	21.7%	20.5%	1.2
Other underwriting expense ratio	5.8%	5.9%	(0.1)
Combined ratio	91.6%	98.1%	(6.5)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2022	2021	(Decrease)
Balance sheet data:
Total investments and cash	$29,298.1	$29,673.3	-1.3%
Total assets	37,986.8	38,185.3	-0.5%
Loss and loss adjustment expense reserves	19,495.6	19,009.5	2.6%
Total debt	3,088.9	3,088.6	-%
Total liabilities	28,459.2	28,046.1	1.5%
Shareholders' equity	9,527.6	10,139.2	-6.0%
Book value per share	241.52	258.21	-6.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by 8.7% to $3.2 billion in for the three months ended March 31, 2022, compared to $2.9 billion three months ended March 31, 2021, reflecting a $128.3 million, or 14.7%, increase in our insurance business and a $126.6 million, or 6.1%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in specialty casualty business and other specialty business. The increase in reinsurance premiums was primarily due to increases in casualty pro rata business and financial lines of business.

Net written premiums increased by 10.1% to $2.8 billion for the three months ended March 31, 2022, compared to $2.6 billion for the three months ended March 31, 2021. The higher percentage increase in net written premiums compared to gross written premiums mainly related to a reduction in business ceded to the segregated accounts of Mt. Logan Re in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Premiums earned increased by 16.9% to $2.8 billion for the three months ended March 31, 2022, compared to $2.4 billion for the three months ended March 31, 2021. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the significant increases in gross written premiums from pro rata business during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Other Income (Expense). We recorded other income of $15.4 million and $56.6 million for the three months ended March 31, 2022 and 2021, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $13.1 million and $51.8 million for the three months ended March 31, 2022 and 2021, respectively.

Net Investment Income. Refer to Consolidated Investments Results Section below.

Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$1,675.8	60.0%		$(0.9)	-%		1,674.9	60.0%
Catastrophes	115.0	4.1%		-	-%		115.0	4.1%
Total	$1,790.8	64.1%		$(0.9)	-%		$1,789.9	64.1%

2021
Attritional	$1,443.3	60.4%		$(1.8)	-0.1%		$1,441.4	60.3%
Catastrophes	270.0	11.3%		-	-%		270.0	11.3%
Total	$1,713.3	71.7%		$(1.8)	-0.1%		$1,711.4	71.7%

Variance 2022/2021
Attritional	$232.5	(0.4)	pts	$0.9	0.1	pts	$233.5	(0.3)	pts
Catastrophes	(155.0)	(7.2)	pts	-	-	pts	(155.0)	(7.2)	pts
Total	$77.5	(7.6)	pts	$0.9	0.1	pts	$78.5	(7.6)	pts

Incurred losses and LAE increased by 4.6% to $1.8 billion for the three months ended March 31, 2022, compared to $1.7 billion for the three months ended March 31, 2021, primarily due to an increase of $232.5 million in current year attritional losses, partially offset by a decline of $155.0 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $115.0 million for the three months ended March 31, 2022 related primarily to the 2022 Australia floods ($75.0 million), the 2022 European storms ($30.0 million), and the 2022 March U.S. storms ($10.0 million). The $270.0 million of current year catastrophe losses for the three months ended March 31, 2021 related to the Texas winter storms ($260.0 million) and the 2021 Australia floods ($10.0 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 23.8% to $605.2 million for the three months ended March 31, 2022, compared to $489.0 million for the three months ended March 31, 2021. The increase was primarily due to the impact of the increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $161.3 million and $142.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $14.0 million and $12.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase was mainly due to higher compensation expenses from an increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $24.1 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to the issuance of $1.0 billion of senior notes in October 2021. Interest expense was also impacted by the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.89% as of March 31, 2022.

Income Tax Expense (Benefit). We had income tax expense of $4.1 million and $31.2 million for the three months ended March 31, 2022 and 2021, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.

Net Income (Loss).

Our net income was $297.8 million and $341.9 million for the three months ended March 31, 2022 and 2021, respectively. These changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 6.5 points to 91.6% for the three months ended March 31, 2022, compared to 98.1% for the three months ended March 31, 2021. The loss ratio component decreased 7.6 points for the three months ended March 31, 2022 over the same period last year mainly due to a decline of $155.0 million in current year catastrophe losses. The commission and brokerage ratio components increased to 21.7% for the three months ended March 31, 2022 compared to 20.5% for the three months ended March 31, 2021 mainly due to changes in the mix of business. The other underwriting expense ratios decreased slightly to 5.8% for the three months ended March 31, 2022 compared to 5.9% for the three months ended March 31, 2021.

Shareholders’ Equity.

Shareholders’ equity decreased by $611.6 million to $9.5 billion at March 31, 2022 from $10.1 billion at December 31, 2021, principally as a result of $811.0 million of unrealized depreciation on fixed maturity portfolio net of tax, $61.1 million of shareholder dividends, $34.1 million of net foreign currency translation adjustments, $2.5 million of share-based compensation transactions and the repurchase of 5,000 common shares for $1.3 million, partially offset by $297.8 million of net income and $0.8 million of net benefit plan obligation adjustments, net of tax.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 6.8% to $242.8 billion for the three months ended March 31, 2022 compared with investment income of $260.4 million for the three months ended March 31, 2021. The decrease was primarily the result of a decline of $25.9 million in limited partnership income, partially offset by an additional $7.3 million of income from fixed maturity investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2022	2021
Fixed maturities	$148.2	$140.9
Equity securities	4.1	4.8
Short-term investments and cash	0.2	0.2
Other invested assets
Limited partnerships	88.4	114.3
Other	11.8	6.0
Gross investment income before adjustments	252.8	266.3
Funds held interest income (expense)	3.7	8.0
Future policy benefit reserve income (expense)	(0.2)	(0.3)
Gross investment income	256.3	274.0
Investment expenses	(13.4)	(13.5)
Net investment income	$242.8	$260.4

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
Annualized pre-tax yield on average cash and invested assets	3.3%	4.2%
Annualized after-tax yield on average cash and invested assets	2.9%	3.7%
Annualized return on invested assets	1.2%	4.8%

Net Gains (Losses) on Investments.

The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities:
Gains	$20.1	$14.9	$5.2
Losses	(17.3)	(5.7)	(11.6)
Total	2.8	9.2	(6.4)

Equity securities, fair value:
Gains	3.5	12.3	(8.8)
Losses	(15.3)	(6.1)	(9.2)
Total	(11.8)	6.2	(18.0)

Other Invested Assets:
Gains	4.5	1.4	3.1
Losses	(0.3)	(0.1)	(0.2)
Total	4.2	1.3	2.9

Short Term Investments:
Gains	-	0.1	(0.1)
Losses	(0.1)	-	(0.1)
Total	(0.1)	0.1	(0.2)

Total net realized gains (losses) from dispositions:
Gains	28.1	28.7	(0.6)
Losses	(33.0)	(11.9)	(21.1)
Total	(4.9)	16.8	(21.7)

Allowance for credit losses:	(11.9)	(7.0)	(4.9)

Gains (losses) from fair value adjustments:
Equity securities, fair value	(136.9)	29.1	(166.0)
Total	(136.9)	29.1	(166.0)

Total net gains (losses) on investments	$(153.6)	$38.9	$(192.5)

(Some amounts may not reconcile due to rounding.)

Net gains (losses) on investments during the three months ended March 31, 2022 primarily relate to net losses from fair value adjustments on equity securities in the amount of $136.9 million as a result of equity market declines during the first quarter of 2022. In addition, we recorded an increase to the allowance for credit losses during the three months ended March 31, 2022 in the amount of $11.9 million primarily related to our direct holdings of Russian corporate fixed maturity securities.

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

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance	% Change
Gross written premiums	$2,185.6	$2,059.0	$126.6	6.1%
Net written premiums	2,081.4	1,913.0	168.5	8.8%

Premiums earned	$2,066.3	$1,777.5	$288.8	16.2%
Incurred losses and LAE	1,324.7	1,271.9	52.8	4.2%
Commission and brokerage	514.2	408.7	105.5	25.8%
Other underwriting expenses	50.5	52.0	(1.5)	-3.0%
Underwriting gain (loss)	$176.8	$44.8	$132.0	-294.5%

				Point Chg
Loss ratio	64.1%	71.6%		(7.5)
Commission and brokerage ratio	24.9%	23.0%		1.9
Other underwriting expense ratio	2.4%	2.9%		(0.5)
Combined ratio	91.4%	97.5%		(6.1)

(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 6.1% to $2.2 billion for the three months ended March 31, 2022 from $2.1 billion for the three months ended March 31, 2021, primarily due to increases in casualty pro rata business and financial lines of business. Net written premiums increased by 8.8% to $2.1 billion for the three months ended March 31, 2022 compared to $1.9 billion for the three months ended March 31, 2021. The higher percentage increase in net written premiums compared to gross written premiums mainly related to a reduction in business ceded to the segregated accounts of Mt. Logan Re in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Premiums earned increased by 16.2% to $2.1 billion for the three months ended March 31, 2022, compared to $1.8 billion for the three months ended March 31, 2021. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the significant increases in gross written premiums from pro rata business during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$1,216.3	58.9%		$(1.6)	-0.1%		1,214.7	58.8%
Catastrophes	110.0	5.3%		-	-%		110.0	5.3%
Total Segment	$1,326.3	64.2%		$(1.6)	-0.1%		$1,324.7	64.1%

2021
Attritional	$1,051.2	59.1%		$(1.8)	-0.1%		1,049.4	59.0%
Catastrophes	222.5	12.5%		-	-%		222.5	12.5%
Total Segment	$1,273.7	71.6%		$(1.8)	-0.1%		$1,271.9	71.6%

Variance 2022/2021
Attritional	$165.1	(0.2)	pts	$0.2	-	pts	$165.3	(0.2)	pts
Catastrophes	(112.5)	(7.2)	pts	-	-	pts	(112.5)	(7.2)	pts
Total Segment	$52.6	(7.4)	pts	$0.2	-	pts	$52.8	(7.5)	pts

Incurred losses increased by 4.2% to $1.32 billion for the three months ended March 31, 2022, compared to $1.27 billion for the three months ended March 31, 2021. The increase was primarily due to an increase of $165.1 million in current year attritional losses, partially offset by a decrease of $112.5 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $110.0 million for the three months ended March 31, 2022 related primarily to the 2022 Australia floods ($75.0 million), the 2022 European storms ($30.0 million), and the 2022 March U.S. storms ($5.0 million). The $222.5 million of current year catastrophe losses for the three months ended March 31, 2021 related to the Texas winter storms ($212.5 million) and the 2021 Australia floods ($10.0 million).

Segment Expenses. Commission and brokerage expense increased by 25.8% to $514.2 million for the three months ended March 31, 2022 compared to $408.7 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses decreased to $50.5 million for the three months ended March 31, 2022 from $52.0 million for the three months ended March 31, 2021. The decrease was mainly due to lower variable compensation expenses.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance	% Change
Gross written premiums	$1,000.7	$872.4	$128.3	14.7%
Net written premiums	730.6	641.0	89.6	14.0%

Premiums earned	$725.5	$610.4	$115.1	18.9%
Incurred losses and LAE	465.1	439.5	25.6	5.8%
Commission and brokerage	91.0	80.3	10.7	13.3%
Other underwriting expenses	110.8	90.2	20.6	22.8%
Underwriting gain (loss)	$58.5	$0.4	$58.2	NM

				Point Chg
Loss ratio	64.1%	72.0%		(7.9)
Commission and brokerage ratio	12.5%	13.2%		(0.7)
Other underwriting expense ratio	15.3%	14.8%		0.5
Combined ratio	91.9%	99.9%		(8.0)

(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 14.7% to $1.0 billion for the three months ended March 31, 2022 compared to $872.4 million for the three months ended March 31, 2021. This rise was primarily related to increases in specialty casualty business and other specialty business. Net written premiums increased by 14.0% to $730.6 million for the three months ended March 31, 2022 compared to $641.0 million for the three months ended March 31, 2021, which is consistent with the change in gross written premiums. Premiums earned increased 18.9% to $725.5 million for the three months ended March 31, 2022 compared to $610.4 million for the three months ended March 31, 2021. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the significant increases in gross written premiums during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$459.5	63.3%		$0.7	0.1%		460.1	63.4%
Catastrophes	5.0	0.7%		-	-%		5.0	0.7%
Total Segment	$464.5	64.0%		$0.7	0.1%		$465.1	64.1%

2021
Attritional	$392.0	64.2%		$-	-%		$392.0	64.2%
Catastrophes	47.5	7.8%		-	-%		47.5	7.8%
Total Segment	$439.5	72.0%		$-	-%		$439.5	72.0%

Variance 2022/2021
Attritional	$67.5	(0.9)	pts	$0.7	0.1	pts	$68.1	(0.8)	pts
Catastrophes	(42.5)	(7.1)	pts	-	-	pts	(42.5)	(7.1)	pts
Total Segment	$25.0	(8.0)	pts	$0.7	0.1	pts	$25.6	(7.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 5.8% to $465.1 million for the three months ended March 31, 2022 compared to $439.5 million for the three months ended March 31, 2021. The increase was mainly due to an increase of $67.5 million in current year attritional losses, partially offset by a decrease in current year catastrophe losses of $42.5 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned. The current year catastrophe losses of $5.0 million related to the 2022 March U.S. storms. The $47.5 million of current year catastrophe losses for the three months ended March 31, 2021 related to the Texas winter storms.

Segment Expenses. Commission and brokerage increased by 13.3% to $91.0 million for the three months ended March 31, 2022 compared to $80.3 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $110.8 million for the three months ended March 31, 2022 compared to $90.2 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.

FINANCIAL CONDITION

Investments. Total investments were $27.5 billion at March 31, 2022, a decrease of $712.6 million compared to $28.2 billion at December 31, 2021. This decrease was primarily related to declines in fixed maturity securities and short-term investments. Fixed maturity securities decreased due to decreases in fair values resulting from higher interest rates, partially offset by net purchases of securities. Short-term investments decreased as a result of the reinvestment of funds related to the settlement of affiliated reinsurance agreements during the three months ended March 31, 2022.

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

The table below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At	At
	March 31, 2022	December 31, 2021
Fixed income portfolio duration (years)	3.1	3.2
Fixed income composite credit quality	A+	A+

Reinsurance Recoverables.

Reinsurance recoverables for both paid and unpaid losses totaled $2.1 billion and $2.1 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, $649.0 million, or 30.9%, was receivable from Mt. Logan Re collateralized segregated accounts; $224.1 million, or 10.7%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $123.5 million or 5.9% was receivable from Endurance Specialty Holdings, Ltd. (“Endurance”). No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $19.5 billion and $19.0 billion at March 31, 2022 and December 31, 2021, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2022
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,639.4	$8,480.4	$14,119.8	72.4%
Insurance	1,570.3	3,652.5	5,222.8	26.8%
Total excluding A&E	7,209.6	12,132.9	19,342.5	99.2%
A&E	148.4	4.8	153.1	0.8%
Total including A&E	$7,358.0	$12,137.7	$19,495.6	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2021
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
Reinsurance	$5,415.0	$8,312.3	$13,727.3	72.2%
Insurance	1,546.2	3,562.4	5,108.6	26.9%
Total excluding A&E	6,961.2	11,874.7	18,835.9	99.1%
A&E	163.7	9.9	173.6	0.9%
Total including A&E	$7,124.8	$11,884.7	$19,009.5	100.0%

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

	At	At
	March 31,	December 31,
(Dollars in millions)	2022	2021
Gross reserves	$153.1	$175.2
Ceded reserves	(17.5)	(19.0)
Net reserves	$135.6	$156.1

(Some amounts may not reconcile due to rounding.)

With respect to asbestos only, at March 31, 2022, we had net asbestos loss reserves of $135.8 million, or 100.2%, of total net A&E reserves, all of which was for assumed business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 3.8 years at March 31, 2022. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Shareholders’ equity at March 31, 2022 and December 31, 2021 was $9.5 billion and $10.1 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2021	2020	2021	2020
Regulatory targeted capital	$2,169.3	$1,923.2	$2,960.0	$2,489.8
Actual capital	$3,184.1	$2,930.3	$5,717.1	$5,276.0

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

We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income and this input is continually compared to actual results, which may require a change in the capital strategy.

On October 4, 2021, we issued $1.0 billion of 31 year senior notes with an interest coupon rate of 3.125%. These senior notes will mature on October 15, 2052 and will pay interest semi-annually.

During the first quarter of 2022, we repurchased 5,000 shares for $1.3 million in the open market and paid $61.1 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. In 2021, we repurchased 887,622 shares for $225.1 million in the open market and paid $246.7 million in dividends to adjust our capital position and enhance long term expected returns to our shareholders. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of March 31, 2022, we had repurchased 30.5 million shares under this authorization.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $846.4 million and $904.4 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $196.0 million and $173.6 million for the three months ended March 31, 2022 and 2021, respectively and net tax payments of $2.7 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2022 and December 31, 2021, we held cash and short-term investments of $2.6 billion and $2.6 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2022, we had $1.4 billion of available for sale fixed maturity securities maturing within one year or less, $7.1 billion maturing within one to five years and $6.2 billion maturing after five years. Our $1.8 billion of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE but have the ability to do so. Sales of securities might result in net gains (losses) on investments. At March 31, 2022 we had $653.0 million of net pre-tax unrealized depreciation related to fixed maturity securities, comprised of $806.8 million of pre-tax unrealized depreciation and $153.7 million of pre-tax unrealized appreciation.

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

In addition to our cash flows from operations and liquid investments, we also have multiple active credit facilities that provide commitments of up to $1.2 billion of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $340.0 million of uncommitted credit facilities, which would require approval from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date. See Note 9 – Credit Facilities for further details.

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

Interest Rate Risk. Our $29.3 billion investment portfolio, at March 31, 2022, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3.4 billion of mortgage-backed securities in the $22.0 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $823.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2022
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$24,300.1	$23,561.2	$22,822.3	$22,083.4	$21,344.5
Market/Fair Value Change from Base (%)	6.5%	3.2%	0.0%	(3.2)%	(6.5)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,286.2	$643.1	$-	$(643.1)	$(1,286.2)

We had $19.5 billion and $19.0 billion of gross reserves for losses and LAE as of March 31, 2022 and December 31, 2021, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $15.9 billion, representing approximately 69.5% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2022
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,424.4	$1,602.5	$1,780.5	$1,958.6	$2,136.6
After-tax Change in Fair/Market Value	$(282.2)	$(141.1)	$-	$141.1	$282.2

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2022	-	$-	-	1,470,181
February 1 - 28, 2022	44,455	$299.5577	-	1,470,181
March 1 - 31, 2022	11,175	$269.9151	5,000	1,465,181
Total	55,630	$-	5,000	1,465,181

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

Dated: May 5, 2022