Form 10-Q
period 2022-06-30
EVEREST RE GROUP LTD
filed 2022-08-04
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
_
X
_

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2022
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

Class Trading Symbol
Name of Exchange where

Registered
Number of Shares Outstanding
At August 1, 2022
Common Shares, $0.01 par value
RE
New York Stock Exchange
39,410,456

EVEREST RE GROUP,

LTD
Table of Contents
Form 10-Q
Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2022 (unaudited)
and December 31, 2021
1
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three and six months ended June 30, 2022 and 2021 (unaudited)
2
Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021 (unaudited)
3
Consolidated Statements of Cash Flows for the six months ended
June 30, 2022 and 2021 (unaudited)
4
Notes to Consolidated Interim Financial Statements (unaudited)
5
Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operation
28
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
48
Item 4.
Controls and Procedures
48
PART II
OTHER INFORMATION
Item 1.
Legal Proceedings
48
Item 1A.
Risk Factors
48
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
49
Item 3.
Defaults Upon Senior Securities
49
Item 4.
Mine Safety Disclosures
49
Item 5.
Other Information
49
Item 6.
Exhibits
50

EVEREST RE GROUP,

LTD.
CONSOLIDATED

BALANCE SHEETS

June 30,

December 31,

(Dollars and share amounts in thousands, except par value per share)
2022 2021
(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value $
21,880,443
$
22,308,272
(amortized cost: 2022, $
23,408,417
; 2021, $
22,063,592
, credit allowances: 2022, $
(
42,714
)
; 2021, $
(
29,738
)
)
Fixed maturities - held to maturity, at amortized cost, net of credit allowances

(fair value: 2022, $
71,245
, credit allowances: 2022, $
(
366
)
)
71,390
-
Equity securities, at fair value
1,299,221
1,825,908
Short-term investments (cost: 2022, $
300,854
; 2021, $
1,178,386
)
300,840
1,178,337
Other invested assets
3,055,356
2,919,965
Cash
2,116,049
1,440,861
Total investments and cash
28,723,299
29,673,343
Accrued investment income
178,123
149,105
Premiums receivable
3,406,564
3,293,598
Reinsurance recoverables
2,096,968
2,053,354
Funds held by reinsureds
909,454
868,601
Deferred acquisition costs
836,496
872,289
Prepaid reinsurance premiums
562,550
515,445
Income taxes
336,646
2,381
Other assets
857,550
757,167
TOTAL

ASSETS
$
37,907,650
$
38,185,283
LIABILITIES:
Reserve for losses and loss adjustment expenses $
19,993,054
$
19,009,486
Future policy benefit reserve
33,580
35,669
Unearned premium reserve
4,681,010
4,609,634
Funds held under reinsurance treaties
12,658
18,391
Other net payable to reinsurers
492,556
449,723
Losses in course of payment
79,549
260,684
Senior notes
2,346,495
2,345,800
Long term notes
223,824
223,774
Borrowings from FHLB
519,000
519,000
Accrued interest on debt and borrowings
16,664
17,348
Unsettled securities payable
66,150
16,698
Other liabilities
590,244
539,896
Total liabilities
29,054,784
28,046,103
Commitments and contingencies (Note 7)
(nil) (nil)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $
0.01
;
50,000

shares authorized;

no

shares issued and outstanding
- -
Common shares, par value: $
0.01
;
200,000

shares authorized; (2022)
69,947
and (2021)
69,790

outstanding before treasury shares
700
698
Additional paid-in capital
2,283,513
2,274,431
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $
(208,066)

at 2022 and $
26,781

at 2021
(1,576,854)
11,523
Treasury shares, at cost;
30,529

shares (2022) and
30,524

shares (2021)
(3,848,630)
(3,847,308)
Retained earnings
11,994,137
11,699,836
Total shareholders' equity

8,852,866
10,139,180
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $
37,907,650
$
38,185,283
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended

Six Months Ended
June 30, June 30,
(Dollars in thousands, except per share amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
REVENUES:
Premiums earned

$
2,916,237
$
2,558,372
$
5,708,003
$
4,946,237
Net investment income
225,978
407,095
468,808
667,508
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(1,490)
(15,927)
(13,343)
(22,904)
Gains (losses) from fair value adjustments
(188,924)
103,525
(325,784)
132,581
Net realized gains (losses) from

dispositions
(45,851)
16,511
(50,765)
33,334
Total net gains

(losses) on investments
(236,265)
104,109
(389,892)
143,011
Other income (expense)
(71,337)
7,114
(55,977)
63,707
Total revenues
2,834,613
3,076,690
5,730,942
5,820,463
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

1,876,247
1,586,141
3,666,110
3,297,560
Commission, brokerage, taxes

and fees
630,294
557,749
1,235,523
1,046,760
Other underwriting expenses

169,533
140,844
330,826
283,075
Corporate expenses
15,018
16,168
29,038
28,546
Interest, fees and bond issue

cost amortization expense
24,398
15,607
48,476
31,246
Total claims and expenses
2,715,490
2,316,509
5,309,973
4,687,187
INCOME (LOSS) BEFORE TAXES
119,123
760,181
420,969
1,133,276
Income tax expense (benefit)
(3,507)
80,199
588
111,432
NET INCOME (LOSS) $
122,630
$
679,982
$
420,381
$
1,021,844
Other comprehensive income (loss), net

of tax:
Unrealized appreciation (depreciation)

("URA(D)") on securities arising during the period
(732,364)
84,171
(1,547,540)
(204,444)
Reclassification adjustment for

realized losses (gains) included

in net income (loss)
15,841
1,590
20,019
(2,076)
Total URA(D) on

securities arising during the period
(716,523)
85,761
(1,527,521)
(206,520)
Foreign currency translation adjustments
(28,269)
34,295
(62,371)
24,713
Reclassification adjustment for

amortization of net (gain) loss included

in net income (loss)
758
2,043
1,515
4,086
Total benefit plan

net gain (loss) for the period
758
2,043
1,515
4,086
Total other comprehensive

income (loss), net of tax
(744,034)
122,099
(1,588,377)
(177,721)
COMPREHENSIVE INCOME (LOSS) $
(621,404)
$
802,081
$
(1,167,996)
$
844,123
EARNINGS PER COMMON SHARE:
Basic $
3.11
$
16.97
$
10.67
$
25.50
Diluted
3.11
16.95
10.67
25.47
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands, except share and dividends per share

amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period
39,448,677
40,082,500
39,266,633
39,983,481
Issued (redeemed) during the period, net
(30,923)
940
156,121
197,421
Treasury shares acquired
-
(68,100)
(5,000)
(165,562)
Balance end of period

39,417,754
40,015,340
39,417,754
40,015,340
COMMON SHARES (par value):
Balance beginning of period $
700
$
698
$
698
$
696
Issued during the period, net - -
2
2
Balance end of period

700
698
700
698
ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period
2,271,890
2,245,737
2,274,431
2,245,301
Share-based compensation plans
11,623
10,653
9,082
11,089
Balance end of period

2,283,513
2,256,390
2,283,513
2,256,390
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance beginning of period
(832,820)
235,079
11,523
534,899
Net increase (decrease) during the period
(744,034)
122,099
(1,588,377)
(177,721)
Balance end of period

(1,576,854)
357,178
(1,576,854)
357,178
RETAINED EARNINGS:
Balance beginning of period
11,936,489
10,847,086
11,699,836
10,567,452
Net income (loss)

122,630
679,982
420,381
1,021,844
Dividends declared ($
1.65

per share in 2Q 2022 and $
3.20

per share YTD
in 2022; $
1.55

per share in 2Q 2021 and $
3.10

per share YTD in 2021)
(64,982)
(62,046)
(126,079)
(124,274)
Balance, end of period
11,994,137
11,465,022
11,994,137
11,465,022
TREASURY SHARES AT COST:
Balance beginning of period
(3,848,630)
(3,645,717)
(3,847,308)
(3,622,172)
Purchase of treasury shares -
(16,782)
(1,322)
(40,327)
Balance end of period

(3,848,630)
(3,662,499)
(3,848,630)
(3,662,499)
TOTAL

SHAREHOLDERS' EQUITY, END OF PERIOD
$
8,852,866
$
10,416,789
$
8,852,866
$
10,416,789
The accompanying notes are an integral part

of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS

Six Months Ended
June 30,
(Dollars in thousands) 2022 2021
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $
420,381
$
1,021,844
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
(223,030)
(499,647)
Decrease (increase) in funds held by reinsureds, net
(51,451)
(79,485)
Decrease (increase) in reinsurance recoverables
(236,849)
15,836
Decrease (increase) in income taxes
(100,230)
76,452
Decrease (increase) in prepaid reinsurance premiums
(109,716)
(71,566)
Increase (decrease) in reserve for losses and loss adjustment expenses
1,360,076
1,139,879
Increase (decrease) in future policy benefit reserve
(2,089)
(1,226)
Increase (decrease) in unearned premiums
176,631
500,077
Increase (decrease) in other net payable to reinsurers
119,858
72,850
Increase (decrease) in losses in course of payment
(178,091)
70,653
Change in equity adjustments in limited partnerships
(156,868)
(377,120)
Distribution of limited partnership income
105,452
49,053
Change in other assets and liabilities, net
(11,031)
(206,994)
Non-cash compensation expense

23,919
22,439
Amortization of bond premium (accrual of bond discount)
35,052
37,928
Net (gains) losses on investments
389,892
(143,011)
Net cash provided by (used in) operating activities
1,561,906
1,627,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale
1,661,128
1,897,536
Proceeds from fixed maturities matured/called/repaid - held to maturity
333
-
Proceeds from fixed maturities sold - available for sale
772,148
599,737
Proceeds from equity securities sold, at fair value
437,815
474,663
Distributions from other invested assets
204,790
112,398
Cost of fixed maturities acquired - available for sale
(4,070,949)
(3,949,973)
Cost of fixed maturities acquired - held to maturity
(72,061)
-
Cost of equity securities acquired, at fair value
(283,352)
(360,016)
Cost of other invested assets acquired
(307,525)
(309,691)
Net change in short-term investments
878,360
506,285
Net change in unsettled securities transactions
22,512
(103,527)
Net cash provided by (used in) investing activities
(756,801)
(1,132,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense
(14,835)
(11,349)
Purchase of treasury shares
(1,322)
(40,328)
Dividends paid to shareholders
(126,079)
(124,274)
Cost of shares withheld on settlements of share-based compensation awards
(17,352)
(13,713)
Net cash provided by (used in) financing activities
(159,588)
(189,664)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
29,671
(1,016)
Net increase (decrease) in cash
675,188
304,694
Cash, beginning of period
1,440,861
801,651
Cash, end of period $
2,116,049
$
1,106,345
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
100,506
$
34,780
Interest paid

48,414
31,695
The accompanying notes are an integral

part of the consolidated financial statements.

NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)
For the Three and Six Months Ended June 30, 2022 and 2021
1.

GENERAL

Everest

Re Group,

Ltd. (“Group”),

a Bermuda company,

through its

subsidiaries, principally

provides reinsurance
and

insurance

in

the

U.S.,

Bermuda

and

international

markets.

As

used

in

this

document,

“Company”

means
Group and its subsidiaries.

2.

BASIS OF PRESENTATION
The unaudited

consolidated

financial statements

of the

Company

as

of June

30,

2022 and

December

31,

2021
and

for

the three

and six

months

ended June

30,

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
Application of Recently Issued Accounting

Standard Changes.

The Company

did not

adopt any

new accounting

standards

that had

a material

impact during

the three

and six
months

ended

June

30,

2022.

The

Company

assessed

the

adoption

impacts

of

recently

issued

accounting
standards

by the

Financial Accounting

Standards

Board on

the Company’s

consolidated

financial statements

as
well as

material updates

to previous

assessments,

if any,

from the

Company’s

Annual Report

on Form

10-K for
the year ended

December 31, 2021.

There were

no new material

accounting standards

issued in the

six months
ended June 30, 2022, that impacted Group.
Any

issued

guidance

and

pronouncements,

other

than

those

directly

referenced

above,

are

deemed

by

the
Company to be either not applicable or immaterial to

its financial statements.

3.

INVESTMENTS

The

following

tables

show

amortized

cost,

allowance

for

credit

losses,

gross

unrealized
appreciation/(depreciation) and fair

value of fixed maturity securities available

for sale as of the dates indicated:

At June 30, 2022
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in thousands)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for

sale
U.S. Treasury securities and

obligations of

U.S. government agencies and corporations $
1,385,608
$ - $
7,193
$
(54,571)
$
1,338,230
Obligations of U.S. states and

political subdivisions
528,830
(151)
3,950
(24,348)
508,281
Corporate securities
7,505,558
(25,583)
31,650
(524,848)
6,986,777
Asset-backed securities
4,081,011
-
909
(183,241)
3,898,679
Mortgage-backed securities
Commercial
1,024,591
-
124
(72,820)
951,895
Agency residential
2,874,574
-
2,937
(186,656)
2,690,855
Non-agency residential
5,349
- -
(208)
5,141
Foreign government securities
1,463,494
-
11,670
(115,421)
1,359,743
Foreign corporate securities
4,539,402
(16,980)
21,900
(403,480)
4,140,842
Total fixed

maturity securities - available for

sale
$
23,408,417
$
(42,714)
$
80,333
$
(1,565,593)
$
21,880,443
At December 31, 2021
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in thousands)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for

sale
U.S. Treasury securities and

obligations of

U.S. government agencies and corporations $
1,407,256
$ - $
23,720
$
(10,358)
$
1,420,618
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
95,195
(64,536)
4,278,660
Total fixed

maturity securities - available for

sale
$
22,063,592
$
(29,738)
$
477,548
$
(203,130)
$
22,308,272
The amortized

cost and

fair value

of fixed

maturity securities

available for

sale are

shown in

the following

table
by

contractual

maturity.

Mortgage-backed

securities

are

generally

more

likely

to

be

prepaid

than

other

fixed
maturity securities. As the stated

maturity of such securities may not

be indicative of actual maturities, the totals
for mortgage-backed and

asset-backed securities

are shown separately.

At June 30, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in thousands)
Cost Value Cost Value
Fixed maturity securities – available for sale:

Due in one year or less
$
1,261,875
$
1,263,628
$
1,398,742
$
1,398,006

Due after one year through five years
7,565,293
7,187,705
7,075,077
7,154,468

Due after five years through ten years
4,746,315
4,285,866
5,003,792
5,100,672

Due after ten years
1,849,409
1,596,674
1,606,298
1,627,163
Asset-backed securities
4,081,011
3,898,679
3,579,439
3,581,729
Mortgage-backed securities:
Commercial
1,024,591
951,895
1,032,506
1,064,366
Agency residential
2,874,574
2,690,855
2,361,208
2,375,332
Non-agency residential
5,349
5,141
6,530
6,536
Total fixed maturity securities $
23,408,417
$
21,880,443
$
22,063,592
$
22,308,272

During

the

second

quarter

of

2022,

the

Company

purchased

fixed

maturity

securities

classified

as

held

to
maturity

with

an

amortized

cost

of

$
71.8

million

and

a

fair

value

of

$
71.2

million

as

of

June

30,

2022.

Fixed
maturity securities held to maturity

consist of debt securities for which the

Company has both the positive intent
and ability

to hold

to

maturity or

redemption

and

are

reported

at

amortized

cost,

net of

the current

expected
credit loss

allowance.

Interest

income for

fixed

maturity

securities held

to maturity

is determined

in the

same
manner as interest income for

fixed maturity securities available

for sale.

These fixed maturity

securities held to maturity

are comprised of asset-backed

securities, with an amortized

cost
of $
62.8

million, gross

unrealized appreciation

of $
0.1

million, gross

unrealized depreciation

of $
0.2

million, and
fair

value

of

$
62.4

million,

and

corporate

securities,

with

an

amortized

cost

of

$
9.0

million,

unrealized
appreciation of

$
0.0

million, unrealized

depreciation of

$
0.1

million, and fair

value of

$
8.8

million, as of

June 30,
2022. The

contractual

maturity

of the

corporate

securities

held to

maturity

is
5 years

as of

June 30,

2022. The
stated maturity of asset-backed

securities held to maturity may not be indicative

of actual maturities.
The Company evaluated

fixed maturity

securities classified as

held to maturity

for current

expected credit

losses
as

of

June

30,

2022

utilizing

risk

characteristics

of

each

security,

including

credit

rating,

remaining

time

to
maturity,

adjusted

for

prepayment

considerations,

and

subordination

level,

and

applying

default

and

recovery
rates,

which

include

the

incorporation

of

historical

credit

loss

experience

and

macroeconomic

forecasts,

to
develop an estimate

of current expected

credit losses. These

fixed maturities classified

as held to maturity

are of
a

high

credit

quality

and

are

all

rated

investment

grade

as

of

June

30,

2022.

The

allowance

for

credit

losses
expected to be

recognized over

the remaining life

of the fixed

maturity securities classified

as held to maturity

is
$
0.4

million as of June 30, 2022.
The changes

in

net

unrealized

appreciation

(depreciation)

for

the

Company’s

available

for

sale

and

short-term
investments are derived

from the following sources for

the periods indicated:

Three Months Ended

Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments
$
(832,237)
$
97,127
$
(1,759,644)
$
(235,581)
Change in unrealized appreciation (depreciation), pre-tax
(832,237)
97,127
(1,759,644)
(235,581)
Deferred tax benefit (expense)
115,714
(11,366)
232,123
29,061
Change in unrealized appreciation (depreciation),

net of deferred taxes, included in shareholders’ equity

$
(716,523)
$
85,761
$
(1,527,521)
$
(206,520)

The tables

below display

the aggregate

fair value

and gross

unrealized

depreciation

of fixed

maturity securities
available for

sale, by security

type and contractual

maturity,

in each case

subdivided according

to length

of time
that individual securities had been in a continuous unrealized loss position for the periods indicated.

Duration of Unrealized Loss at June

30, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale
U.S. Treasury securities and

obligations of
U.S. government agencies and corporations $
949,790
$
(39,469)
$
199,364
$
(15,102)
$
1,149,154
$
(54,571)
Obligations of U.S. states and

political subdivisions
210,645
(21,935)
12,067
(2,366)
222,712
(24,301)
Corporate securities
4,911,170
(420,055)
779,916
(104,127)
5,691,086
(524,182)
Asset-backed securities
3,623,327
(180,189)
42,484
(3,052)
3,665,811
(183,241)
Mortgage-backed securities
Commercial
926,417
(69,573)
21,217
(3,247)
947,634
(72,820)
Agency residential
1,939,847
(116,105)
579,272
(70,551)
2,519,119
(186,656)
Non-agency residential
4,402
(188)
739
(20)
5,141
(208)
Foreign government securities
972,856
(73,986)
177,226
(41,435)
1,150,082
(115,421)
Foreign corporate securities
3,100,785
(329,255)
479,179
(73,849)
3,579,964
(403,104)
Total $
16,639,239
$
(1,250,755)
$
2,291,464
$
(313,749)
$
18,930,703
$
(1,564,504)
Securities where an allowance for credit

loss was recorded
7,213
(1,089)
- -
7,213
(1,089)
Total fixed

maturity securities
$
16,646,452
$
(1,251,844)
$
2,291,464
$
(313,749)
$
18,937,916
$
(1,565,593)
Duration of Unrealized Loss at June

30, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities

- available for sale
Due in one year or less $
660,642
$
(4,878)
$
90,052
$
(7,477)
$
750,694
$
(12,355)
Due in one year through five years
5,163,545
(300,876)
818,035
(79,426)
5,981,580
(380,302)
Due in five years through ten years
3,087,307
(359,536)
598,581
(114,767)
3,685,888
(474,303)
Due after ten years
1,233,752
(219,410)
141,084
(35,209)
1,374,836
(254,619)
Asset-backed securities
3,623,327
(180,189)
42,484
(3,052)
3,665,811
(183,241)
Mortgage-backed securities
2,870,666
(185,866)
601,228
(73,818)
3,471,894
(259,684)
Total

$
16,639,239
$
(1,250,755)
$
2,291,464
$
(313,749)
$
18,930,703
$
(1,564,504)
Securities where an allowance for credit

loss was recorded
7,213
(1,089)
- -
7,213
(1,089)
Total fixed

maturity securities
$
16,646,452
$
(1,251,844)
$
2,291,464
$
(313,749)
$
18,937,916
$
(1,565,593)

The aggregate

fair

value

and gross

unrealized

losses related

to

fixed

maturity

securities available

for

sale in

an
unrealized

loss

position

at

June 30,

2022

were

$
18.9

billion

and

$
1.6

billion,

respectively.

The

fair

value

of
securities for the

single issuer (the United

States government)

whose securities comprised

the largest unrealized
loss

position

at

June 30,

2022,

did

not

exceed
5.3
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity
securities available

for sale.

The fair

value of

the securities

for the

issuer with

the second

largest unrealized

loss
position at June 30,

2022, comprised less than
1.3
% of the Company’s

fixed maturity

securities available

for sale.
In addition,

as indicated

on the

above

table,

there

was

no significant

concentration

of unrealized

losses

in any
one market sector.

The $
1.3

billion of unrealized

losses related to

fixed maturity securities available

for sale that
have been in an unrealized

loss position for

less than one year were generally

comprised of foreign and domestic
corporate securities,

agency residential and

commercial mortgage-backed

securities, asset-backed

securities, U.S
government

securities and

foreign

government

securities.

Of these

unrealized

losses, $
1.1

billion were

related
to securities

that were

rated

investment

grade by

at least

one nationally

recognized

rating

agency.

The $
313.7
million of unrealized

losses related to

fixed maturity securities

available for sale

in an unrealized

loss position for
more

than

one

year

related

primarily

to

domestic

and

foreign

corporate

securities,

foreign

government
securities,

agency

residential

mortgage-backed

securities

and

U.S.

government

securities.

Of

these

unrealized
losses,

$
300.6

million

were

related

to

securities

that

were

rated

investment

grade

by

at

least

one

nationally
recognized

rating

agency.

In all

instances, there

were no

projected cash

flow shortfalls

to recover

the full

book
value of

the investments

and the

related

interest

obligations.

The mortgage

-backed

securities still

have excess
credit

coverage

and

are

current

on

interest

and

principal

payments.

Based

upon

the

Company’s

current
evaluation

of

securities

in

an

unrealized

loss

position

as

of

June

30,

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

fair value

and gross

unrealized

depreciation

of fixed

maturity securities
available for

sale, by security

type and contractual

maturity,

in each case

subdivided according

to length

of time
that

individual

securities

had

been

in

a

continuous

unrealized

loss

position

for

the

periods

indicated.

The
amounts presented

in the

tables below

include $
15.7

million of

fair value

and $(
0.4
) million

of gross

unrealized
depreciation

as

of

December

31,

2021

related

to

fixed

maturity

securities

available

for

sale

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
504,168
$
(6,264)
$
91,735
$
(4,094)
$
595,903
$
(10,358)
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
$
8,094,261
$
(127,800)
$
1,240,691
$
(75,330)
$
9,334,952
$
(203,130)

Duration of Unrealized Loss at December

31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in thousands) Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale
Due in one year or less $
129,860
$
(2,415)
$
136,827
$
(11,832)
$
266,687
$
(14,247)
Due in one year through five years
2,165,467
(35,264)
446,247
(28,685)
2,611,714
(63,949)
Due in five years through ten years
1,727,823
(47,413)
244,454
(22,038)
1,972,277
(69,451)
Due after ten years
791,645
(16,482)
50,991
(2,574)
842,636
(19,056)
Asset-backed securities
1,954,079
(11,180)
41,823
(668)
1,995,902
(11,848)
Mortgage-backed securities
1,325,387
(15,046)
320,349
(9,533)
1,645,736
(24,579)
Total fixed

maturity securities
$
8,094,261
$
(127,800)
$
1,240,691
$
(75,330)
$
9,334,952
$
(203,130)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

investments

in

an

unrealized

loss

position

at
December 31, 2021

were $
9.3

billion and

$
203.1

million, respectively.

The fair

value of

securities for

the single
issuer

(the

United

States

government)

whose

securities

comprised

the

largest

unrealized

loss

position

at
December

31,

2021,

did

not

exceed
2.7
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity

securities
available for sale.

The fair value of the securities

for the issuer with the second

largest unrealized

loss comprised
less

than
0.5
%

of

the

Company’s

fixed

maturity

securities

available

for

sale.

In

addition,

as

indicated

on

the
above

table,

there was

no significant

concentration

of unrealized

losses

in any

one market

sector.

The $
127.8
million of unrealized

losses related

to fixed

maturity securities

available for

sale that

have been

in an unrealized
loss

position

for

less

than

one

year

were

generally

comprised

of

domestic

and

foreign

corporate

securities,
agency

residential

mortgage-backed

securities,

asset-backed

securities

and

foreign

government

securities.

Of
these unrealized

losses,

$
116.2

million were

related

to

securities

that

were rated

investment

grade

by

at

least
one

nationally

recognized

rating

agency.

The

$
75.3

million

of

unrealized

losses

related

to

fixed

maturity
securities available

for

sale in

an unrealized

loss position

for

more than

one year

related

primarily to

domestic
and

foreign

corporate

securities,

foreign

government

securities

and

agency

residential

mortgage-backed
securities.

Of these unrealized

losses, $
72.3

million were related

to securities

that were rated

investment grade
by at least one

nationally recognized

rating agency.

In all instances,

there were no projected

cash flow shortfalls
to

recover

the

full

book

value

of

the

investments

and

the

related

interest

obligations.

The

mortgage-backed
securities still have excess

credit coverage and are

current on interest and

principal payments.

The components of net investment

income are presented in the table

below for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Fixed maturities $
168,769
$
148,262
$
316,995
$
289,178
Equity securities
4,600
3,493
8,746
8,331
Short-term investments and cash
6,587
773
6,746
953
Other invested assets:
Limited partnerships
47,584
239,966
136,021
354,299
Other

13,991
25,855
25,822
31,874
Gross investment income before

adjustments
241,531
418,349
494,330
684,635
Funds held interest income (expense)
772
3,287
4,457
11,253
Future policy benefit reserve income (expense)
(128)
(170)
(350)
(461)
Gross investment income
242,175
421,466
498,437
695,427
Investment expenses
(16,197)
(14,371)
(29,629)
(27,919)
Net investment income $
225,978
$
407,095
$
468,808
$
667,508
The

Company

records

results

from

limited

partnership

investments

on

the

equity

method

of

accounting

with
changes

in

value

reported

through

net

investment

income.

The

net

investment

income

from

limited
partnerships is dependent

upon the Company’s

share of the net asset

values of interests

underlying each limited
partnership.

Due

to

the

timing

of

receiving

financial

information

from

these

partnerships,

the

results

are
generally

reported

on

a

one

month

or

quarter

lag.

If

the

Company

determines

there

has

been

a

significant

decline in value

of a limited

partnership during

this lag period,

a loss will

be recorded

in the period

in which the
Company identifies the decline.

The Company had

contractual commitments

to invest

up to an additional

$
2.4

billion in limited partnerships

and
private

placement

loan

securities

at

June

30,

2022.

These

commitments

will

be

funded

when

called

in
accordance

with

the

partnership

and

loan

agreements,

which

have

investment

periods

that

expire,

unless
extended, through 2026
.

The Company

participates in

a private

placement liquidity

sweep facility

(“the facility”).

The primary purpose

of
the

facility

is

to

enhance

the

Company’s

return

on

its

short-term

investments

and

cash

positions.

The

facility
invests

in

high

quality,

short-duration

securities

and

permits

daily

liquidity.

The

Company

consolidates

its
participation in

the facility.

As of

June 30,

2022, the

fair value

of investments

in the

facility consolidated

within
the Company’s balance sheets

was $
377.7

million.

Variable Interest

Entities
The

Company

is

engaged

with

various

special

purpose

entities

and

other

entities

that

are

deemed

to

be

VIEs
primarily

as

an

investor

through

normal

investment

activities

but

also

as

an

investment

manager.

A

VIE

is

an
entity that

either has

investors

that lack

certain essential

characteristics

of a

controlling

financial interest,

such
as simple

majority kick-out

rights, or

lacks sufficient

funds to

finance its

own activities

without financial

support
provided

by

other

entities.

The

Company

performs

ongoing

qualitative

assessments

of

its

VIEs

to

determine
whether the Company has

a controlling financial interest

in the VIE and therefore

is the primary beneficiary.

The
Company

is

deemed to

have

a

controlling

financial

interest

when

it

has

both

the

ability to

direct

the

activities
that most

significantly impact

the economic

performance of

the VIE

and the

obligation to

absorb losses

or right
to

receive

benefits

from

the

VIE

that

could

potentially

be

significant

to

the

VIE.

Based

on

the

Company’s
assessment,

if it

determines

it

is

the

primary

beneficiary,

the

Company

consolidates

the

VIE

in

the

Company’s
Consolidated Financial

Statements.

As of June

30, 2022 and

December 31, 2021, the

Company did
no
t hold any
securities for which it is the primary beneficiary.
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

June

30,

2022

and
December 31, 2021

is limited

to the

total

carrying value

of $
3.1

billion and

$
2.9

billion,

respectively,

which are
included in

general

and limited

partnerships

and

other alternative

investments

in Other

Invested

Assets

in the
Company's

Consolidated

Balance

Sheets.

As

of

June

30,

2022,

the

Company

has

outstanding

commitments
totaling

$
2.2

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

maturities, available

-for-sale and fixed

maturities held to
maturity.

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

the periods indicated:

Three Months Ended

Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Fixed maturity securities:
Allowance for credit losses $
(1,490)
$
(15,927)
$
(13,343)
$
(22,904)
Net realized gains (losses) from dispositions
(15,560)
10,060
(12,761)
19,234
Equity securities, fair value:
Net realized gains (losses) from dispositions
(30,926)
3,755
(42,713)
9,993
Gains (losses) from fair value adjustments
(188,924)
103,525
(325,784)
132,581
Other invested assets
583
2,748
4,735
4,094
Short-term investments gain (loss)
52
(52)
(26)
13
Total net gains (losses) on investments $
(236,265)
$
104,109
$
(389,892)
$
143,011
(Some amounts may not reconcile due to rounding.)
Roll Forward of Allowance for Credit Losses – Fixed maturities, available for sale
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
Obligations of Obligations of
U.S. States Foreign U.S. States Foreign
Corporate Asset-Backed and Political Corporate Corporate Asset-Backed and Political Corporate
Securities Securities Subdivisions Securities Total Securities Securities Subdivisions Securities Total
(Dollars in thousands)
Beginning Balance $
(20,049)
$
(7,679)
$
(151)
$
(13,712)
$
(41,591)
$
(19,267)
$
(7,679)
$
(151)
$
(2,641)
$
(29,738)
Credit losses on securities where credit
losses were not previously recorded
(4,887)
- -
(4,706)
(9,593)
(6,816)
- -
(15,890)
(22,706)
Increases in allowance on previously
impaired securities
(654)
- -
(732)
(1,386)
(654)
- -
(732)
(1,386)
Decreases in allowance on previously

impaired securities - - - - - - - - - -
Reduction in allowance due to disposals
7
7,679
-
2,170
9,856
1,154
7,679
-
2,283
11,116
Balance as of June 30, 2022 $
(25,583)
$ - $
(151)
$
(16,980)
$
(42,714)
$
(25,583)
$ - $
(151)
$
(16,980)
$
(42,714)
Roll Forward of Allowance for Credit Losses – Fixed maturities,

available for sale
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
Foreign Foreign Foreign
Corporate Asset-Backed Corporate Corporate Asset-Backed Government Corporate
Securities Securities Securities Total Securities Securities Securities Securities Total
(Dollars in thousands)
Beginning Balance $
(3,603)
$
(4,915)
$
(205)
$
(8,723)
$
(1,220)
$ - $
(22)
$
(503)
$
(1,745)
Credit losses on securities where credit
losses were not previously recorded
(13,537)
-
(1,055)
(14,592)
(15,920)
(4,915)
-
(1,055)
(21,890)
Increases in allowance on previously
impaired securities
(1,468)
- -
(1,468)
(1,468)
- - -
(1,468)
Decreases in allowance on previously

impaired securities - - - - - - - - -
Reduction in allowance due to disposals
133
- -
133
133
-
22
298
453
Balance as of June 30, 2021 $
(18,475)
$
(4,915)
$
(1,260)
$
(24,650)
$
(18,475)
$
(4,915)
$ - $
(1,260)
$
(24,650)

The proceeds

and split

between gross

gains and

losses from

dispositions of

fixed maturity

and equity

securities,
are presented in the table below

for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Proceeds from sales of fixed maturity securities, available for sale $
353,160
$
371,459
$
772,148
$
599,737
Gross gains from dispositions
7,456
19,870
27,578
34,734
Gross losses from dispositions
(23,016)
(9,810)
(40,339)
(15,500)
Proceeds from sales of equity securities $
347,714
$
193,350
$
437,815
$
474,663
Gross gains from dispositions
4,135
5,803
7,643
18,107
Gross losses from dispositions
(35,061)
(2,048)
(50,356)
(8,114)
4.

RESERVE FOR LOSSES, LAE AND FUTURE

POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized

for the periods indicated:

Six Months Ended

June 30,
(Dollars in thousands)
2022 2021
Gross reserves beginning of period $
19,009,486
$
16,322,143

Less reinsurance recoverables on unpaid losses
(1,946,365)
(1,843,691)

Net reserves beginning of period
17,063,121
14,478,452
Incurred related to:

Current year
3,667,769
3,302,013

Prior years
(1,659)
(4,453)

Total incurred losses and LAE
3,666,110
3,297,560
Paid related to:

Current year

978,599
710,677

Prior years
1,483,844
1,399,579

Total paid losses and LAE
2,462,443
2,110,256
Foreign exchange/translation adjustment
(259,484)
35,651
Net reserves end of period
18,007,304
15,701,407

Plus reinsurance recoverables on unpaid losses
1,985,750
1,862,760

Gross reserves end of period
$
19,993,054
$
17,564,167
(Some amounts may not reconcile due

to rounding.)
Current year

incurred losses

were $
3.7

billion and $
3.3

billion for the

six months ended

June 30, 2022

and 2021,
respectively.

Gross and net

reserves increased

for the six

months ended June

30, 2022, reflecting

an increase

in
underlying

exposure

due

to premium

growth

and

the

impact

of $
45.0

million

of incurred

losses

related

to

the
Ukraine/Russia war,

partially offset by a reduction of $
115.0

million in current year catastrophe

losses.

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

The Company

has
recorded

$
45.0

million

of incurred

underwriting

losses

related

to

the

Ukraine/Russia

war for

the

three

and

six
months ended June 30, 2022.

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
The

Company’s

fixed

maturity

and

equity

securities

are

primarily

managed

by

third

party

investment

asset
managers.

The

investment

asset

managers

managing

publicly

traded

securities

obtain

prices

from

nationally
recognized

pricing

services.

These

services

seek

to

utilize

market

data

and

observations

in

their

evaluation
process.

They use pricing

applications that

vary by asset

class and incorporate

available market

information and
when fixed

maturity securities

do not trade

on a daily

basis the services

will apply available

information through
processes

such

as

benchmark

curves,

benchmarking

of

like

securities,

sector

groupings

and

matrix

pricing.

In
addition,

they

use

model

processes,

such

as

the

Option

Adjusted

Spread

model

to

develop

prepayment

and
interest rate scenarios

for securities that have

prepayment features.

The investment

asset managers

do not

make any

changes to

prices received

from either

the pricing

services or
the

investment

brokers.

In

addition,

the

investment

asset

managers

have

procedures

in

place

to

review

the
reasonableness

of

the

prices

from

the

service

providers

and

may

request

verification

of

the

prices.

The
Company

also

continually

performs

quantitative

and

qualitative

analysis

of prices,

including

but

not

limited

to
initial

and

ongoing

review

of

pricing

methodologies,

review

of

prices

obtained

from

pricing

services

and

third
party

investment

asset

managers,

review

of

pricing

statistics

and

trends,

and

comparison

of

prices

for

certain
securities

with

a

secondary

price

source

for

reasonableness.

No

material

variances

were

noted

during

these
price validation

procedures.

In limited

situations,

where financial

markets

are inactive

or illiquid,

the Company
may use

its own

assumptions

about future

cash flows

and risk-adjusted

discount

rates

to determine

fair value.

At

June

30,

2022,

$
2.2

billion

of

fixed

maturities

were

fair

valued

using

unobservable

inputs.

The

majority

of
these fixed maturities were

valued by investment

managers’ valuation

committees and many

of these fair values
were

substantiated

by

valuations

from

independent

third

parties.

The

Company

has

procedures

in

place

to
evaluate

these independent

third party

valuations.

At December

31, 2021,

$
2.1

billion of

fixed maturities

were
fair valued using unobservable inputs.

The Company internally

manages a public equity

portfolio which had

a fair value at

June 30, 2022 and

December
31, 2021 of $
896.9

million and $
1.3

billion, respectively.

During the fourth

quarter of 2021,

the Company

began
to

internally

manage

a

portfolio

of collateralized

loan

obligations

included

in

asset-backed

securities,

available
for

sale,

which

had

a

fair

value

of

$
2.1

billion

and

$
2.0

billion

at

June

30,

2022

and

December

31,

2021,
respectively.

All

prices

for

these

securities

were

obtained

from

publicly

published

sources

or

nationally
recognized pricing vendors.

Equity

securities

denominated

in

U.S.

currency

with

quoted

prices

in

active

markets

for

identical

assets

are
categorized

as

Level

1

since

the

quoted

prices

are

directly

observable.

Equity

securities

traded

on

foreign
exchanges are

categorized as

Level 2 due to

the added input of

a foreign exchange

conversion

rate to determine
fair value.

The Company uses foreign currency exchange

rates published by national

ly recognized sources.

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
•
Foreign

government

securities

are

comprised

of

global

non-U.S.

sovereign

bond

issuances

and

the

fair
values

are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar
securities and

models with observable

inputs such

as benchmark

yields and

credit spreads

and then,

where
applicable, converted to U.S.

dollars using an exchange rate

from a nationally recognized

source;
•
Foreign corporate

securities are

comprised of

global non-U.S.

corporate

bond issuances

and the

fair values
are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities
and models with observable inputs

such as benchmark yields and

credit spreads and then, where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.

The following

tables present

the fair

value measurement

levels for

all assets

and liabilities,

which the

Company
has recorded at fair value

as of the periods indicated:
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in thousands)
June 30, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
1,338,230
$ - $
1,338,230
$ -
Obligations of U.S. States and political subdivisions
508,281
-
508,281
-
Corporate securities
6,986,777
-
6,124,350
862,427
Asset-backed securities
3,898,679
-
2,643,282
1,255,397
Mortgage-backed securities
Commercial
951,895
-
946,204
5,691
Agency residential
2,690,855
-
2,690,855
-
Non-agency residential
5,141
-
5,141
-
Foreign government securities
1,359,743
-
1,359,743
-
Foreign corporate securities
4,140,842
-
4,100,881
39,961
Total fixed maturities, available for sale
21,880,443
-
19,716,967
2,163,476
Equity securities, fair value
1,299,221
1,226,921
72,300
-
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in thousands)
December 31, 2021 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
1,420,618
$ - $
1,420,618
$ -
Obligations of U.S. States and political subdivisions
586,621
-
586,621
-
Corporate securities
7,556,898
-
6,756,324
800,574
Asset-backed securities
3,581,729
-
2,330,448
1,251,281
Mortgage-backed securities
Commercial
1,064,366
-
1,064,366
-
Agency residential
2,375,332
-
2,375,332
-
Non-agency residential
6,536
-
6,536
-
Foreign government securities
1,437,512
-
1,437,512
-
Foreign corporate securities
4,278,660
-
4,262,645
16,015
Total fixed maturities, available for sale
22,308,272
-
20,240,402
2,067,870
Equity securities, fair value
1,825,908
1,742,367
83,541
-
In addition,

$
297.2

million and

$
286.6

million

of investments

within other

invested

assets

on the

consolidated
balance sheets

as of

June 30,

2022 and

December 31,

2021, respectively,

are not

included within

the fair

value
hierarchy tables as

the assets are measured at NAV

as a practical expedient to determine

fair value.

The following

table presents

the activity

under Level

3, fair

value measurements

using significant

unobservable
inputs for fixed maturities available

for sale, for the periods indicated:

Total Fixed Maturities,

Available for Sale
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in thousands) Securities Securities CMBS Corporate Total Securities Securities CMBS Corporate Total
Beginning balance fixed maturities $
714,656
$
1,388,691
$
5,890
$
15,926
$
2,125,163
$
800,574
$
1,251,281
$ - $
16,015
$
2,067,870
Total gains or (losses) (realized/unrealized)
Included in earnings
(4,534)
35
-
16
(4,483)
11,409
137
-
29
11,575
Included in other comprehensive income (loss)
(3,003)
(47,202)
(199)
(3,747)
(54,151)
(7,170)
(75,990)
(222)
(3,808)
(87,190)
Purchases, issuances and settlements
27,750
61,565
-
7,632
96,947
(69,944)
227,661
5,913
7,591
171,221
Transfers in/(out) of Level

3 and reclassification of
securities in/(out) of investment categories
127,558
(147,692)
-
20,134
-
127,558
(147,692)
-
20,134
-
Ending balance $
862,427
$
1,255,397
$
5,691
$
39,961
$
2,163,476
$
862,427
$
1,255,397
$
5,691
$
39,961
$
2,163,476
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$
(5,261)
$
7,679
$ - $ - $
2,418
$
(4,943)
$
7,679
$ - $ - $
2,736
(Some amounts may not reconcile due to rounding.)
Total Fixed Maturities,

Available for Sale
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in thousands) Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities $
704,542
$
785,360
$
5,598
$
1,495,500
$
701,492
$
623,033
$
5,699
$
1,330,224
Total gains or (losses) (realized/unrealized)
Included in earnings
(13,761)
206
137
(13,418)
(15,550)
(3,962)
140
(19,372)
Included in other comprehensive income (loss)
4,582
7,610
(85)
12,107
7,418
4,475
(36)
11,857
Purchases, issuances and settlements
10,208
22,100
(763)
31,545
12,211
191,730
(916)
203,025
Transfers in/(out) of Level

3 and reclassification of
securities in/(out) of investment categories - - - - - - - -
Ending balance $
705,571
$
815,276
$
4,887
$
1,525,734
$
705,571
$
815,276
$
4,887
$
1,525,734
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$
(17,279)
$
(4,915)
$ - $
(22,194)
$
(17,279)
$
(4,915)
$ - $
(22,194)
(Some amounts may not reconcile due to rounding.)
The

Company’s

fixed

maturity

securities

held

to

maturity

are

recorded

at

amortized

cost,

net

of

credit
allowances,

with a

carrying value

of $
71.4

million and

a fair

value of

$
71.2

million as

of June

30, 2022.

The fair
values

of

these

securities

are

determined

in

a

similar

manner

as

the

Company’s

fixed

maturity

securities
available

for

sale

as

described

above.

The

fair

values

of

these

securities

incorporate

the

use

of

significant
unobservable inputs and therefore

are classified as Level 3 within the fair

value hierarchy as

of June 30, 2022.
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

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands, except per share amounts)
2022 2021 2022 2021
Net income (loss) per share:
Numerator
Net income (loss)

$
122,630
$
679,982
$
420,381
$
1,021,844
Less:

dividends declared-common shares and unvested

common shares
(64,982)
(62,045)
(126,079)
(124,274)
Undistributed earnings
57,648
617,937
294,302
897,570
Percentage allocated to

common shareholders (1)
98.6
%
98.6
%
98.7
%
98.7
%
56,870
609,411
290,356
885,595
Add:

dividends declared-common shareholders
64,184
61,245
124,466
122,659
Numerator for basic and diluted

earnings per common share
$
121,054
$
670,656
$
414,822
$
1,008,254
Denominator
Denominator for basic earnings per weighted

-average common shares
38,898
39,527
38,861
39,535
Effect of dilutive securities:

Options -
41
7
48
Denominator for diluted earnings per adjusted

weighted-average common shares
38,898
39,567
38,867
39,582
Per common share net income (loss)
Basic $
3.11
$
16.97
$
10.67
$
25.50
Diluted $
3.11
$
16.95
$
10.67
$
25.47
(1) Basic weighted-average common shares outstanding
38,898
39,527
38,861
39,535
Basic weighted-average common shares outstanding and unvested common shares expected to vest
39,430
40,080
39,389
40,069
Percentage allocated to common shareholders
98.6
%
98.6
%
98.7
%
98.7
%
(Some amounts may not reconcile due to rounding.)
There were
no

anti-diluted options outstanding

for the three and six months ended June 30, 2022 and 2021.

All outstanding options granted

under share-based compensation

plans expire on
September 19, 2022
.

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

30, 2022
Six Months Ended June 30, 2022
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-
credit related $
(848,704)
$
116,340
$
(732,364)
$
(1,781,013)
$
233,473
$
(1,547,540)
Reclassification of net realized

losses (gains) included in net income
(loss)
16,467
(626)
15,841
21,369
(1,350)
20,019
Foreign currency translation adjustments
(30,896)
2,627
(28,269)
(65,499)
3,128
(62,371)
Reclassification of benefit plan liability amortization

included in net
income (loss)
959
(201)
758
1,919
(404)
1,515
Total other comprehensive

income (loss)
$
(862,174)
$
118,140
$
(744,034)
$
(1,823,224)
$
234,847
$
(1,588,377)
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-
credit related $
94,009
$
(9,838)
$
84,171
$
(235,157)
$
30,713
$
(204,444)
Reclassification of net realized

losses (gains) included in net income
(loss)
3,118
(1,528)
1,590
(424)
(1,652)
(2,076)
Foreign currency translation adjustments
38,022
(3,727)
34,295
29,034
(4,321)
24,713
Reclassification of benefit plan liability amortization

included in net
income (loss)
2,586
(543)
2,043
5,172
(1,086)
4,086
Total other comprehensive

income (loss)
$
137,735
$
(15,636)
$
122,099
$
(201,375)
$
23,654
$
(177,721)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30, Affected line item within the statements of
AOCI component 2022 2021 2022 2021 operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities $
16,467
$
3,118
$
21,369
$
(424)
Other net realized capital gains (losses)
(626)
(1,528)
(1,350)
(1,652)
Income tax expense (benefit)
$
15,841
$
1,590
$
20,019
$
(2,076)
Net income (loss)
Benefit plan net gain (loss) $
959
$
2,586
$
1,919
$
5,172
Other underwriting expenses
(201)
(543)
(404)
(1,086)
Income tax expense (benefit)
$
758
$
2,043
$
1,515
$
4,086
Net income (loss)

The following

table presents

the components

of accumulated

other comprehensive

income (loss),

net of

tax, in
the consolidated balance sheets for the periods

indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Beginning balance of URA (D) on securities $
(571,602)
$
431,878
$
239,397
$
724,159
Current period change in URA (D) of investments - non-credit related
(716,523)
85,761
(1,527,521)
(206,520)
Ending balance of URA (D) on securities
(1,288,124)
517,639
(1,288,124)
517,639
Beginning balance of foreign currency translation adjustments
(211,583)
(124,972)
(177,481)
(115,390)
Current period change in foreign currency translation adjustments
(28,269)
34,295
(62,371)
24,713
Ending balance of foreign currency translation adjustments

(239,852)
(90,677)
(239,852)
(90,677)
Beginning balance of benefit plan net gain (loss)
(49,634)
(71,827)
(50,392)
(73,870)
Current period change in benefit plan net gain (loss)
758
2,043
1,515
4,086
Ending balance of benefit plan net gain (loss)
(48,877)
(69,784)
(48,877)
(69,784)
Ending balance of accumulated other comprehensive income (loss) $
(1,576,854)
$
357,178
$
(1,576,854)
$
357,178
(Some amounts may not reconcile due to rounding.)
9.

CREDIT FACILITIES
The Company

has multiple active

letter of

credit facilities

for a

total commitment

of up to

$
1.2

billion as of

June
30, 2022.

The Company

also has

additional uncommitted

letter of

credit facilities

of up to

$
340.0

million which
may be

accessible via

written

request and

corresponding

authorization

from the

applicable lender.

There is

no
guarantee the uncommitted

capacity will be available to us on

a future date.

The terms and outstanding amounts for

each facility are discussed below:
Group Credit Facility
Effective

May

26,

2016, Group,

Everest

Reinsurance

(Bermuda),

Ltd.

(“Bermuda

Re”)

and

Everest

International
Reinsurance,

Ltd.

(“Everest

International”),

both

direct

subsidiaries

of

Group,

entered

into

a
five year
,

$
800.0
million senior credit

facility with

a syndicate

of lenders,

which amended and

restated

in its entirety

the June 22,
2012,
four year
,

$
800.0

million

senior

credit

facility.

Both

the

May

26,

2016

and

June

22,

2012

senior

credit
facilities, which

have similar

terms, are

referred

to as

the “2016 Group

Credit Facility”.

Wells Fargo

Corporation
(“Wells Fargo Bank”) is

the administrative agent

for the 2016 Group Credit Facility.
Effective

May 26,

2021, the

term of

the 2016

Group Credit

Facility expired.

The Company

elected not

to renew
this facility

to allow

for the

replacement

by other

collateralized

bi-lateral

letter

of credit

facilities such

as those
described

below.

As

a

result

of

the

non-renewal

in

May

2021,

letter

of

credit

commitment/availability

in

the
2016 Group

Credit Facility

was

limited only

to the

letters

of credit

already

issued.

Those letters

of credit

were
subsequently cancelled from

this facility and the

facility is now fully

matured.

Prior to its maturity,

the Company
was in compliance with all Group Credit

Facility covenants.
The following table summarizes the

outstanding letters of credit

and/or borrowings for the periods

indicated:

(Dollars in thousands)
At June 30, 2022 At December 31, 2021
Bank Capacity In Use Date of Expiry Capacity In Use Date of Expiry
Wells Fargo Bank Group

Credit Facility
$ - $ - $
39,198
$
39,198
12/30/2022
Total Wells

Fargo Bank Group Credit Facility
$ - $ - $
39,198
$
39,198

Bermuda Re Wells Fargo

Letter of Credit Facility
Effective February

23, 2021, Bermuda Re entered into

a letter of credit issuance facility

with Wells Fargo

referred
to as

the “2021

Bermuda Re

Wells

Fargo

Letter of

Credit Facility.”

The Bermuda

Re Wells

Fargo

Letter of

Credit
Facility

originally provided

for

the issuance

of up

to $
50.0

million of

secured

letters

of credit.

Effective

May

5,
2021,

the

agreement

was

amended

to

provide

for

the

issuance

of

up

to

$
500.0

million

of

secured

letters

of
credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in thousands)
At June 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Wells Fargo Bank Bilateral

LOC Agreement
$
500,000
$
435,413
12/30/2022
$
500,000
$
351,497
12/30/2022
Total Wells

Fargo Bank Bilateral

LOC Agreement
$
500,000
$
435,413
$
500,000
$
351,497
Bermuda Re Citibank Letter of Credit Facility
Effective

August

9,

2021,

Bermuda

Re

entered

into

a

new

letter

of

credit

issuance

facility

with

Citibank

N.A.
which superseded

the previous

letter

of credit

issuance facility

with Citibank

N.A. that

was effective

December
31, 2020.

Both of

these agreements

are referred

to as

the “Bermuda

Re Citibank

Letter of

Credit Facility”.

The
current Bermuda Re

Citibank Letter of Credit

Facility provides

for the committed

issuance of up to $
230.0

million
of

secured

letters

of

credit.

In

addition,

the

facility

provided

for

the

uncommitted

issuance

of

up

the

$
140.0
million,

which

may

be

accessible

via

written

request

by

the

Company

and

corresponding

authorization

from
Citibank N.A.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in thousands)
At June 30, 2022 At December 31, 2021
Bank Capacity In Use Date of Expiry Capacity In Use Date of Expiry
Bermuda Re Citibank LOC Facility-

Committed
$
230,000
$
419
12/16/22 $
230,000
$
4,425
02/28/22
208,340
12/31/22
925
03/01/22
473
01/21/23
1,264
11/24/22
4,425
02/28/23
423
12/16/22
1,097
03/01/23
146
12/20/22
975
08/15/23
216,622
12/31/22
1,222
09/23/23
473
01/21/23
145
12/20/23
985
08/15/23
–
1,234
09/23/23
Bermuda Re Citibank LOC Facility

- Uncommitted
140,000
84,203
12/31/22
140,000
84,203
12/31/22
21,671
03/30/26
22,731
12/30/25
Total Citibank

Bilateral Agreement
$
370,000
$
322,970
$
370,000
$
333,429
Bermuda Re Bayerische Landesbank

Credit Facility
Effective

August

27,

2021

Bermuda

Re

entered

into

a

letter

of

credit

issuance

facility

with

Bayerische
Landesbank,

an agreement

referred

to as

the “Bermuda

Re Bayerische

Landesbank

Bilateral

LOC

Facility”.

The
Bermuda Re

Bayerische

Landesbank

Bilateral

LOC

Facility

provides

for

the committed

issuance

of up

to $
200.0
million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in thousands)
At June 30, 2022 At December 31, 2021
Bank
Capacity In Use Date of Expiry Capacity In Use Date of Expiry
Bayerische Landesbank Bilateral LOC

Agreement
$
200,000
$
153,427
12/31/2022
$
200,000
$
154,691
12/31/2022
Total Bayerische

Landesbank Bilateral LOC Agreement
$
200,000
$
153,427
$
200,000
$
154,691

Bermuda Re Lloyd’s

Bank Credit Facility.

Effective October

8, 2021 Bermuda Re entered

into a letter of credit

issuance facility with Lloyd’s

Bank Corporate
Markets

PLC,

an

agreement

referred

to

as

the

“Bermuda

Re

Lloyd’s

Bank

Credit

Facility”.

The

Bermuda

Re
Lloyd’s

Bank

Credit

Facility

provides

for

the

committed

issuance

of

up

to

$
50.0

million

of

secured

letters

of
credit, and subject to credit approval

a maximum total facility amount of $
250.0

million.
The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in thousands)
At June 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Bermuda Re Lloyd's Bank Credit Facility

-Committed
$
50,000
$
46,008
12/31/2022
$
50,000
$
46,008
12/31/2022
Bermuda Re Lloyd's Bank Credit Facility

-Uncommitted
200,000
84,806
12/31/2022
- -
Total Bermuda Re

Lloyd's Bank Credit Facility
$
250,000
$
130,814
$
50,000
$
46,008
Bermuda Re Barclays Bank Credit

Facility.

Effective

November 3,

2021 Bermuda

Re entered

into a

letter of

credit issuance

facility with

Barclays

Bank PLC,
an agreement

referred

to as

the “Bermuda

Re Barclays

Credit Facility”.

The Bermuda

Re Barclays

Credit Facility
provides for the committed issuance

of up to $
200.0

million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in thousands) At June 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Bermuda Re Barclays Bilateral

Letter of Credit Facility
$
200,000
$
171,628
12/31/2022
$
200,000
$
186,299
12/31/2022
Total Bermuda Re

Barclays Bilateral Letter

of Credit Facility
$
200,000
$
171,628
$
200,000
$
186,299
Federal Home Loan Bank Membership
Everest

Reinsurance

Company

(“Everest

Re”)

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York
(“FHLBNY”), which allows

Everest

Re to

borrow up

to
10
% of its

statutory

admitted assets.

As of June

30, 2022,
Everest

Re

had

admitted

assets

of

approximately

$
20.8

billion

which

provides

borrowing

capacity

of

up

to
approximately

$
2.1

billion.

As of

June 30,

2022, Everest

Re has

$
519.0

million of

borrowings

outstanding,

with
maturities in

November and

December,

2022, and

interest

payable

at interest

rates

between
0.53
% and
0.65
%.

Everest

Re incurred

interest

expense of

$
0.8

million and

$
0.3

million for

the three

months ended

June 30,

2022
and 2021,

respectively.

Everest

Re incurred

interest

expense of

$
1.5

million and

$
0.6

million for

the six

months
ended

June

30,

2022

and

2021,

respectively.

The

FHLBNY

membership

agreement

requires

that
4.5
%

of
borrowed funds be used to acquire additional

membership stock.

10.

COLLATERALIZED

REINSURANCE AND TRUST AGREEMENTS
Certain

subsidiaries

of

Group

have

established

trust

agreements,

which

effectively

use

the

Company’s
investments

as collateral,

as security

for assumed

losses payable

to certain

non-affiliated

ceding companies.

At
June 30, 2022, the total amount on deposit in trust

accounts was $
2.0

billion.

The Company

reinsures

some of

its catastrophe

exposures

with the

segregated

accounts

of Mt.

Logan

Re.

Mt.
Logan Re is

a Collateralized

insurer registered

in Bermuda and
100
% of the voting

common shares

are owned by
Group.

Each segregated

account invests

predominantly in

a diversified

set of catastrophe

exposures, diversified
by risk/peril and across different

geographic regions globally.

The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts and

assumed by the Company from Mt. Logan

Re segregated accounts.

Three Months Ended

Six Months Ended
June 30, June 30,
Mt. Logan Re Segregated Accounts 2022 2021 2022 2021
(Dollars in thousands)
Ceded written premiums $
31,805
$
56,183
$
82,044
$
155,293
Ceded earned premiums
41,068
71,422
91,511
149,529
Ceded losses and LAE
21,097
31,052
61,717
111,895
Assumed written premiums
580
2,741
1,373
5,217
Assumed earned premiums
580
2,741
1,373
5,217
Assumed losses and LAE - - - -
Effective

April

1,

2018,

the

Company

entered

into

a

retroactive

reinsurance

transaction

with

one

of

the

Mt.
Logan

Re segregated

accounts

to

retrocede

$
269.2

million

of casualty

reserves

held

by

Bermuda Re

related

to
accident years
2002

through
2015
.

As consideration

for entering

the agreement,

the Company

transferred

cash
of $
252.0

million

to

the

Mt. Logan

Re

segregated

account.

The maximum

liability

to

be retroceded

under

the
agreement

will

be

$
319.0

million.

The

Company

will

retain

liability

for

any

amounts

exceeding

the

maximum
liability.

As

of

June

30,

2022

and

December

31,

2021,

the

Company

has

a

reinsurance

recoverable

of

$
181.2
million and

$
206.1

million, respectively.

In addition,

the Company

has a

deferred

gain liability

of $
14.2

million
and $
15.5

million as of June 30, 2022 and December 31, 2021, respectively,

reported in other liabilities.
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
$
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
90,000
Aggregate
Series 2021-1 Class C-2
US, Canada, Puerto Rico – Named Storm and Earthquake

Events
4/8/2021
4/20/2026
90,000
Aggregate
Series 2022-1 Class A
US, Canada, Puerto Rico – Named Storm and Earthquake

Events
6/22/2022
6/22/2025
300,000
Aggregate
Total available limit as of

June 30, 2022
$
2,062,500
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
Series 2018-1 Class A-2
4/30/2018
5/5/2023
$
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
Series 2022-1 Class A
6/22/2022
6/22/2025
300,000
$
2,062,500
11.

SENIOR NOTES
The

table

below

displays

Everest

Reinsurance

Holdings’

(“Holdings”)

outstanding

senior

notes.

Fair

value

is
based on

quoted market

prices, but

due to

limited trading

activity,

these senior

notes are

considered Level

2 in
the fair value hierarchy.

June 30, 2022 December 31, 2021
Consolidated Balance Consolidated Balance
(Dollars in thousands)
Date Issued Date Due Principal Amounts Sheet Amount Fair Value Sheet Amount Fair Value
4.868
% Senior notes
6/5/2014
6/1/2044
$
400,000
$
397,373
$
374,212
$
397,314
$
503,840
3.5
% Senior notes
10/7/2020
10/15/2050
1,000,000
980,310
769,220
980,046
1,054,520
3.125
% Senior notes
10/4/2021
10/15/2052
1,000,000
968,811
701,820
968,440
983,140
$
2,400,000
$
2,346,495
$
1,845,252
$
2,345,800
$
2,541,500
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars In thousands
2022 2021 2022 2021
Interest expense incurred
4.868
% Senior notes $
4,868
$
4,868
$
9,736
$
9,736
Interest expense incurred
3.5
% Senior notes
8,807
8,805
17,614
17,610
Interest expense incurred
3.125
% Senior notes
7,827
-
15,741
-
$
21,502
$
13,673
$
43,090
$
27,346

12.

LONG TERM SUBORDINATED

NOTES

The table below

displays Holdings’

outstanding fixed

to floating rate

long term subordinated

notes.

Fair value

is
based

on

quoted

market

prices,

but

due

to

limited

trading

activity,

these

subordinated

notes

are

considered
Level 2 in the fair value hierarchy.

Maturity Date June 30, 2022 December 31, 2021
Original Consolidated Balance Fair Consolidated Balance Fair
(Dollars in thousands)
Date Issued Principal Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long term subordinated notes
4/26/2007
$
400,000
5/15/2037
5/1/2067
$
223,824
$
189,012
$
223,774
$
216,289
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

16,

2022

to
August 14, 2022 is
3.80
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

The Company’s
4.868
% senior notes,

due on
June 1, 2044
,
3.5
% senior noted

due on
October 15, 2050

and
3.125
% senior notes
due

on
October 15, 2052

are

the

Company’s

long

term

indebtedness

that

rank

senior

to

the

long

term
subordinated notes.

On March

19, 2009,

Group

announced the

commencement

of a

cash tender

offer

for

any

and all

of the
6.60
%
fixed

to

floating

rate

long

term

subordinated

notes.

Upon

expiration

of

the

tender

offer,

the

Company

had
reduced its

outstanding debt

by $
161.4

million.

In addition, during

2020, the Company

repurchased and

retired
$
13.2

million of the notes.

Interest

expense

incurred

in

connection

with

these

long

term

subordinated

notes

is

as follows

for

the

periods
indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Interest expense incurred $
1,927
$
1,460
$
3,458
$
2,922
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

U.S.,

Bermuda,

Canada,

Europe,
Singapore

and South

America through

its offices

in the

U.S.,

Canada, Chile,

Singapore,

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

for the periods indicated:
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
(Dollars in thousands)
Reinsurance Insurance Total Reinsurance Insurance Total
Gross written premiums $
2,201,210
$
1,245,829
$
3,447,038
$
4,386,822
$
2,246,567
$
6,633,389
Net written premiums
2,122,221
899,242
3,021,464
4,203,670
1,629,806
5,833,477
Premiums earned $
2,139,559
$
776,678
$
2,916,237
$
4,205,813
$
1,502,189
$
5,708,003
Incurred losses and LAE
1,382,104
494,143
1,876,247
2,706,820
959,290
3,666,110
Commission and brokerage
530,859
99,435
630,294
1,045,101
190,422
1,235,523
Other underwriting expenses
52,063
117,470
169,533
102,516
228,310
330,826
Underwriting gain (loss) $
174,534
$
65,630
$
240,165
$
351,376
$
124,168
$
475,544
Net investment income
225,978
468,808
Net gains (losses) on investments
(236,265)
(389,892)
Corporate expenses
(15,018)
(29,038)
Interest, fee and bond

issue cost amortization expense
(24,398)
(48,476)
Other income (expense)
(71,337)
(55,977)
Income (loss) before taxes $
119,123
$
420,969
(Some amounts may not reconcile due to rounding.)
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
(Dollars in thousands)
Reinsurance Insurance Total Reinsurance Insurance Total
Gross written premiums $
2,148,235
$
1,041,905
$
3,190,140
$
4,207,250
$
1,914,323
$
6,121,573
Net written premiums
2,059,919
749,492
2,809,411
3,972,868
1,390,479
5,363,347
Premiums earned $
1,920,801
$
637,571
$
2,558,372
$
3,698,253
$
1,247,984
$
4,946,237
Incurred losses and LAE
1,168,139
418,002
1,586,141
2,440,045
857,515
3,297,560
Commission and brokerage
473,258
84,490
557,749
881,982
164,777
1,046,760
Other underwriting expenses
47,065
93,779
140,844
99,061
184,014
283,075
Underwriting gain (loss) $
232,339
$
41,300
$
273,639
$
277,165
$
41,678
$
318,843
Net investment income
407,095
667,508
Net gains (losses) on investments
104,109
143,011
Corporate expenses
(16,168)
(28,546)
Interest, fee and bond

issue cost amortization expense
(15,607)
(31,246)
Other income (expense)
7,114
63,707
Income (loss) before taxes $
760,181
$
1,133,276
(Some amounts may not reconcile due to rounding.)

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

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
United Kingdom gross written premium $
312,343
$
249,314
$
623,924
$
615,462
14.

SHARE-BASED COMPENSATION

PLANS

For

the

three

months

ended

June

30,

2022, a

total

of
2,330

restricted

stock

awards

were

granted

on

May

10,
2022 with a fair value of $
280.98

per share.

For

the

six

months

ended

June

30,

2022,

a

total

of
199,138

restricted

stock

awards

were

granted:

187,760
,
9,048

and
2,330

restricted

share

awards

were

granted

on

February

23,

2022,

February

24,

2022

and

May

10,
2022,

with

a

fair

value

of

$
301.535

per

share,

$
287.9425

per

share

and

$
280.98

per

share,

respectively.

Additionally,
18,340

performance

share

unit

awards

were

granted

on

February

23,

2022,

with

a

fair

value

of
$
301.535

per unit.

15.

INCOME TAXES
The

Company

is

domiciled

in

Bermuda

and

has

subsidiaries

and/or

branches

in

Canada,

Chile,

Ireland,

the
Netherlands,

Singapore,

Switzerland,

the

United

Kingdom,

and

the

United

States.

The

Company’s

Bermuda
domiciled

subsidiaries

are

exempt

from

income

taxation

under

Bermuda

law

until

2035.

The

Company’s

non-
Bermudian

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

current year

-to-date
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

The Company

has
recorded $45.0

million of

incurred underwriting

losses related

to the

Ukraine/Russia

war as

of the

three and

six
months ended June 30, 2022.

Financial Summary.
We

monitor and

evaluate

our overall

performance

based upon

financial results.

The following

table displays

a
summary of the consolidated net income (loss), ratios

and shareholders’ equity for the periods

indicated.
Three Months Ended Percentage Six Months Ended Percentage
June 30, Increase/ June 30, Increase/
(Dollars in millions)
2022 2021 (Decrease) 2022 2021 (Decrease)
Gross written premiums

$ 3,447.0

$ 3,190.1

8.1% $ 6,633.4

$ 6,121.6

8.4%
Net written premiums

3,021.5 2,809.4 7.5% 5,833.5 5,363.3 8.8%

REVENUES:
Premiums earned $ 2,916.2

$ 2,558.4

14.0% $ 5,708.0

$ 4,946.2

15.4%
Net investment income 226.0 407.1 -44.5% 468.8 667.5 -29.8%
Net gains (losses) on investments (236.3)

104.1

NM (389.9)

143.0

NM
Other income (expense) (71.3)

7.1

NM (56.0)

63.7

-187.9%
Total revenues 2,834.6 3,076.7 -7.9% 5,730.9 5,820.5 -1.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 1,876.2

1,586.1

18.3% 3,666.1

3,297.6

11.2%
Commission, brokerage, taxes

and fees
630.3 557.7 13.0% 1,235.5 1,046.8 18.0%
Other underwriting expenses 169.5

140.8

20.4% 330.8

283.1

16.9%
Corporate expenses 15.0 16.2 -7.1% 29.0 28.5 1.7%
Interest, fees and bond issue

cost amortization expense
24.4

15.6

56.3% 48.5

31.2

55.1%
Total claims and expenses 2,715.4 2,316.5 17.2% 5,309.9 4,687.2 13.3%

INCOME (LOSS) BEFORE TAXES 119.1 760.2 -84.3% 421.0 1,133.3 -62.9%
Income tax expense (benefit)

(3.5)

80.2

-104.4% 0.6

111.4

-99.5%
NET INCOME (LOSS) $ 122.6 $ 680.0 -82.0 $ 420.4 $ 1,021.8 -58.9%
RATIOS:
Point
Change
Point
Change
Loss ratio 64.3%
62.0
%
2.3

64.2%
66.7
%
(2.5)
Commission and brokerage ratio 21.6%
21.8
% (0.2) 21.6%
21.2
%
0.4
Other underwriting expense ratio 5.8% 5.5% 0.3

5.8% 5.7% 0.1
Combined ratio 91.8% 89.3% 2.5 91.7% 93.6% (1.9)
At At Percentage
June 30, December 31, Increase/
(Dollars in millions, except per share amounts)
2022 2021 (Decrease)
Balance sheet data:
Total investments

and cash
$
28,723.3

$
29,673.3

-3.2%
Total assets
37,907.7 38,185.3 -0.7%
Loss and loss adjustment expense reserves
19,993.1

19,009.5

5.2%
Total debt 3,089.3 3,088.6 - %
Total liabilities 29,054.8

28,046.1

3.6%
Shareholders' equity
8,852.9 10,139.2 -12.7%
Book value per share
224.59

258.21

-13.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums.

Gross written premiums

increased by 8.1% to

$3.4 billion for the

three months ended

June 30, 2022,
compared

to

$3.2

billion

for

the

three

months

ended

June

30,

2021,

reflecting

a

$203.9

million,

or

19.6%,
increase in our

insurance business

and a $53.0 million,

or 2.5%, increase

in our reinsurance

business.

The rise in
insurance

premiums

was

primarily

due

to

increases

across

all

lines

of

business,

notably

specialty

casualty
business,

professional liability

business and other

specialty business.

The increase in

reinsurance premiums

was
primarily

due

to

increases

in

property

catastrophe

excess

of

loss

business

and

casualty

pro

rata

business,
partially

offset

by

a

decline

in

property

pro

rata

business.

Gross

written

premiums

increased

by

8.4%

to

$6.6
billion for the six

months ended June 30,

2022, compared to

$6.1 billion for the

six months ended June

30, 2021,
reflecting a $332.2 million, or 17.4%, increase

in our insurance business and a $179.6

million, or 4.3%, increase in
our

reinsurance

business.

The

rise

in

insurance

premiums

was

primarily

due

to

increases

across

all

lines

of
business,

notably

specialty

casualty

business,

professional

liability

business

and

other

specialty

business.

The
increase in reinsurance

premiums was

primarily due to

increases in casualty

pro rata

business and financial

lines
of business.

Net written premiums

increased by

7.5% to $3.0

billion for the

three months ended

June 30, 2022, compared

to
$2.8 billion

for the

three months

ended June

30, 2021.

Net written

premiums increased

by 8.8%

to $5.8

billion
for the

six months

ended June

30, 2022,

compared to

$5.4 billion

for the

six months

ended June

30, 2021.

The
percentage

increases

in

net

written

premiums

are

consistent

with

the

percentage

changes

in

gross

written
premiums.

Premiums

earned

increased

by

14.0%

to

$2.9

billion

for

the

three

months

ended

June

30,

2022,
compared

to

$2.6 billion

for

the three

months

ended June

30, 2021.

Premiums

earned

increased

by

15.4% to
$5.7 billion for

the six months

ended June 30,

2022, compared

to $4.9

billion for

the six months

ended June 30,
2021.

The

changes

in

premiums

earned

relative

to

net

written

premiums

are

primarily

the

result

of

timing;
premiums are

earned ratably

over the

coverage period

whereas written

premiums are

recorded at

the initiation
of the

coverage

period.

Accordingly,

the significant

increases in

gross written

premiums from

pro rata

business
during

the

latter

half

of 2021

contributed

to

the

current

quarter

and

year-to-date

percentage

increases

in

net
earned premiums.

Other

Income

(Expense).

We

recorded

other

expense

of

$71.3

million

and

$56.0

million

for

the

three

and

six
months ended

June 30,

2022, respectively.

We recorded

other income

of $7.1

million and

$63.7 million

for the
three and six months

ended June 30, 2021, respectively.

The changes were primarily

the result of fluctuations

in
foreign currency exchange

rates.

We recognized

foreign currency exchange

expense of $73.9 million and

foreign
currency exchange

income of $8.8 million

for the three months

ended June 30, 2022 and 2021,

respectively.

We
recognized

foreign

currency exchange

expense of

$60.8 million

and foreign

currency exchange

income of

$60.6
million for the six months ended June 30, 2022 and 2021, respectively.

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

Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $
1,792.0 61.4
% $
(0.7) -
% $
1,791.2 61.4
%
Catastrophes
85.0 2.9
%
- -
%
85.0 2.9
%
Total

$ 1,877.0 64.3% $ (0.7) - % $ 1,876.2 64.3%
2021

Attritional $ 1,543.8 60.3% $ (2.6) -0.1% $ 1,541.1
60.2
%
Catastrophes 45.0 1.8% - - % 45.0
1.8
%
Total

$ 1,588.8 62.1% $ (2.6) -0.1% $ 1,586.1 62.0%

Variance 2022/2021
Attritional $ 248.2
1.1
pts $ 1.9
0.1
pts $ 250.1
1.2
pts
Catastrophes 40.0
1.1
pts -
-
pts 40.0
1.1
pts
Total

$ 288.2 2.2 pts $ 1.9 0.1 pts $ 290.1 2.3 pts
Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 3,467.8 60.8% $ (1.7) - % 3,466.1 60.8%
Catastrophes
200.0 3.5
%
- -
%
200.0 3.5
%
Total

$ 3,667.8 64.3% $ (1.7) - % $ 3,666.1
64.2
%
2021

Attritional $ 2,987.0 60.4% $ (4.5) -0.1% 2,982.6 60.3%
Catastrophes 315.0 6.4% - - % 315.0
6.4
%
Total

$ 3,302.0 66.8% $ (4.5) -0.1% $ 3,297.6
66.7
%

Variance 2022/2021
Attritional $ 480.8 0.4 pts $ 2.8 0.1 pts $ 483.5 0.5 pts
Catastrophes (115.0)
(2.9)
pts -
-
pts (115.0)
(2.9)
pts
Total

$ 365.8
(2.5)
pts $ 2.8
0.1
pts $ 368.5
(2.5)
pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and

LAE increased by

18.3% to $1.9 billion

for the three

months ended June

30, 2022, compared
to

$1.6

billion

for

the

three

months

ended

June

30,

2021,

primarily

due

to

an

increase

of

$248.2

million

in
current year attritional losses

and an increase of $40.0 million in current

year catastrophe losses.

The increase in
current

year

attritional

losses

was

mainly

due

to

the

impact

of

the

increase

in

premiums

earned

and

$45.0
million of attritional losses

incurred due to the

Ukraine/Russia war.

The current year catastrophe

losses of $85.0
million

for

the

three

months

ended

June

30,

2022

related

primarily

to

the

2022

South

Africa

flood

($45.0
million), the 2022

Canada derecho

($18.0 million), the

2022 2
nd

quarter U.S.

storms ($12.0

million) and the

2022
Western

Europe

Convective

storm

($10.0 million).

The $45.0

million of

current

year catastrophe

losses for

the
three

months

ended

June

30,

2021

related

to

Tropical

Storm

Claudette,

the

Texas

winter

storms,

the

2021
Australia floods and the Europe Convective

storms.

Incurred losses

and LAE increased

by 11.2% to

$3.7 billion for

the six months

ended June 30,

2022, compared

to
$3.3 billion for the six months ended

June 30, 2021, primarily due to an increase

of $480.8 million in current year
attritional

losses, partially

offset by

a decline

of $115.0

million in

current year

catastrophe

losses.

The increase
in

current

year

attritional

losses

was

mainly

due

to

the

impact

of

the

increase

in

premiums

earned

and

$45.0
million

of

attritional

losses

incurred

due

to

the

Ukraine/Russia

war.

The

current

year

catastrophe

losses

of
$200.0

million

for

the

six

months

ended

June

30,

2022

related

primarily

to

the

2022

Australia

floods

($76.4
million), the 2022

South Africa flood

($45.0 million), the

2022 European

storms ($30.0 million),

the 2022 Canada
derecho ($18.0

million), the

2022 2
nd

quarter

U.S. storms

($12.0 million),

the 2022

Western

Europe

Convective

Storm

($10.0

million)

and

the

2022

March

U.S.

storms

($8.6

million).

The

$315.0

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

13.0% to

$630.3
million for the

three months

ended June 30,

2022, compared to

$557.7 million for

the three months

ended June
30, 2021.

Commission,

brokerage,

taxes

and fees

increased

by

18.0% to

$1.2 billion

for

the six

months

ended
June 30,

2022, compared

to $1.0

billion for

the six

months ended

June 30,

2021.

The increases

were primarily
due to the impact of the increases in premiums earned and

changes in the mix of business.

Other

Underwriting

Expenses.

Other

underwriting

expenses

were

$169.5

million

and

$140.8

million

for

the
three

months

ended

June

30,

2022

and

2021,

respectively.

Other

underwriting

expenses

were

$330.8

million
and

$283.1

million

for

the

six

months

ended

June

30,

2022

and

2021,

respectively.

The

increases

in

other
underwriting

expenses

were

mainly

due

to

the

impact

of

the

increase

in

premiums

earned

as

well

as

the
continued build out of our insurance operations

,

including an expansion of the international insurance

platform.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments,

were

$15.0

million

and

$16.2

million

for

the

three

months

ended

June

30,

2022

and

2021,
respectively,

and $29.0 million

and $28.5 million

for the six

months ended June

30, 2022 and

2021, respectively.

The variances are mainly due to the changes

in variable incentive compensative expenses.

Interest,

Fees and

Bond Issue

Cost

Amortization

Expense.

Interest,

fees

and other

bond

amortization

expense
was $24.4

million and $15.6

million for

the three

months ended

June 30, 2022

and 2021,

respectively.

Interest,
fees and other bond

amortization expense was

$48.5 million and $31.2 million for

the six months ended June 30,
2022 and

2021, respectively.

The increases

were primarily

due to

the issuance

of $1.0

billion of

senior notes

in
October 2021.

Interest expense

was also impacted

by the movements

in the floating

interest rate

related to

the
long term

subordinated

notes, which

is reset

quarterly per

the note

agreement.

The floating

rate was

3.80% as
of June 30, 2022.

Income

Tax

Expense

(Benefit).

We

had

income

tax

benefit

of

$3.5

million

and

income

tax

expense

of

$80.2
million for

the three

months ended

June 30,

2022 and

2021,

respectively.

We

had income

tax

expense of

$0.6
million and $111.4 million for

the six months ended June

30, 2022 and 2021, respectively.

Income tax expense

is
primarily a

function

of the

geographic

location

of the

Company’s

pre-tax

income and

the statutory

tax

rates

in
those jurisdictions.

The effective tax

rate (“ETR”) is primarily

affected by tax

-exempt investment

income, foreign
tax

credits

and

dividends.

Variations

in

the

ETR

generally

result

from

changes

in

the

relative

levels

of

pre-tax
income,

including

the

impact

of

catastrophe

losses

and

net

capital

gains

(losses),

among

jurisdictions

with
different tax rates.

Net Income (Loss).

Our

net

income

was

$122.6

million

and

$680.0

million

for

the

three

months

ended

June

30,

2022

and

2021,
respectively.

Our

net income

was

$420.4 million

and

$1.0 billion

for

the six

months

ended June

30,

2022 and
2021,

respectively.

These

changes

were

primarily

driven

by

the

financial

component

fluctuations

explained
above.

Ratios.
Our combined

ratio

increased

by

2.5 points

to

91.8% for

the three

months

ended June

30, 2022,

compared

to
89.3% for the three

months ended June 30,

2021 and decreased by

1.9 points to 91.7% for

the six months ended
June 30, 2022, compared

to 93.6% for

the six months

ended June 30,

2021.

The loss ratio

component increased
2.3 points for the

three months ended June

30, 2022 over the same period

last year mainly

due to an increase

of
$40.0 million in current

year catastrophe

losses and an increase

of $45.0 million in

current year

attritional losses
due to

the Ukraine/Russia

war.

The loss

ratio

component

decreased

2.5 points

for

the six

months

ended June
30,

2022 over

the

same

period

last

year

mainly

due to

a decline

of $115.0

million

in

current

year

catastrophe
losses,

partially offset

by an increase

of $45.0 million

in current

year attritional

losses due to

the Ukraine/Russia
war.

The commission

and brokera

ge ratio

components decreased

slightly to

21.6% for

the three

months ended
June 30, 2022

compared to

21.8%

for the

three months

ended June

30, 2021 and

increased to

21.6% for

the six
months ended

June 30,

2022 compared

to 21.2%

for the

six months

ended June

30, 2021.

These changes

were
mainly due

to changes

in the

mix of

business.

The other

underwriting expense

ratios

increased to

5.8% for

the
three months

ended June

30, 2022 compared

to 5.5%

for the

three months

ended June

30, 2021

and increased
slightly

to

5.8% for

the

six

months

ended

June 30,

2022 compared

to

5.7% for

the

six

months

ended

June

30,
2021.

These increases were mainly due to

higher insurance operations costs.

Shareholders’ Equity.
Shareholders’ equity decreased

by $1.3 billion to $8.9

billion at June 30, 2022 from

$10.1 billion at December 31,
2021,

principally

as

a

result

of

$1.5

billion

of

unrealized

depreciation

on

fixed

maturity

portfolio

net

of

tax,
$126.1 million

of shareholde

r

dividends,

$62.4 million

of net

foreign

currency translation

adjustments,

and the
repurchase of 5,000 common shares

for $1.3 million, partially offset by $420.4

million of net income,

$9.1 million
of

share-based

compensation

transactions

and

$1.5

million

of

net

benefit

plan

obligation

adjustments,

net

of
tax.

Consolidated Investment

Results
Net Investment Income.
Net

investment

income

decreased

by

44.5%

to

$226.0

million

for

the

three

months

ended

June

30,

2022
compared

with

net

investment

income

of

$407.1

million

for

the

three

months

ended

June

30,

2021.

The
decrease

for

the

three

months

ended

June

30,

2022

was

primarily

the

result

of

a

decline

of

$192.4

million

in
limited

partnership

income,

partially

offset

by

an

additional

$20.5

million

of

income

from

fixed

maturity
investments.

Net investment

income decreased

by

29.8% to

$468.8 million

for

the six

months

ended June

30,
2022 compared with investment

income of $667.5 million for the six

months ended June 30, 2021.

The decrease
for

the

six

months

ended

June

30,

2022

was

primarily

the

result

of

a

decline

of

$218.3

million

in

limited
partnership

income,

partially

offset

by

an

additional

$27.8

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

the periods indicated.

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $ 168.8 $ 148.3 $ 317.0 $ 289.2
Equity securities

4.6 3.5 8.7 8.3
Short-term investments and cash 6.6 0.7 6.7 1.0
Other invested assets

Limited partnerships 47.6 240.0 136.0 354.3
Other 14.0 25.9 25.8 31.9
Gross investment income before adjustments 241.5 418.3 494.3 684.6
Funds held interest income (expense) 0.8 3.3 4.5 11.3
Future policy benefit reserve income (expense) (0.1) (0.2) (0.4) (0.5)
Gross investment income 242.2 421.5 498.4 695.4
Investment expenses (16.2) (14.4) (29.6) (27.9)
Net investment income $ 226.0 $ 407.1 $ 468.8 $ 667.5
(Some amounts may not reconcile due

to rounding.)
The following table shows a comparison

of various investment yields for

the periods indicated.
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
Annualized pre-tax yield on average cash and invested assets 3.0% 6.3% 3.2% 5.3%
Annualized after-tax yield on average cash and invested assets 2.6% 5.5% 2.7% 4.6%
Annualized return on invested assets -0.1% 7.9% -0.5% 6.3%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated.

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions) 2022 2021 Variance 2022 2021 Variance
Realized gains (losses) from dispositions:

Fixed maturity securities, available for sale:

Gains
$ 7.4 $ 19.8 $ (12.4) $ 27.6 $ 34.7 $ (7.1)

Losses
(23.0) (9.8) (13.2) (40.3) (15.5) (24.8)

Total
(15.6) 10.0 (25.6) (12.8) 19.2 (32.0)

Equity securities, fair value:

Gains
4.1 5.8 (1.7) 7.6 18.1 (10.5)

Losses
(35.1) (2.0) (33.1) (50.4) (8.1) (42.3)

Total
(30.9) 3.8 (34.7) (42.7) 10.0 (52.7)

Other Invested Assets:

Gains
3.4 4.1 (0.8) 7.9 5.6 2.3

Losses
(2.8) (1.4) (1.4) (3.1) (1.5) (1.6)

Total
0.6 2.7 (2.1) 4.7 4.1 0.6
Total net realized gains (losses) from dispositions:

Gains
14.9 29.7 (14.8) 43.1 58.4 (15.4)

Losses
(60.8) (13.2) (47.6) (93.8) (25.1) (68.7)

Total
(45.9) 16.5 (62.3) (50.8) 33.3 (84.1)
Allowance for credit losses: (1.5) (15.9) 14.4 (13.3) (22.9) 9.6
Gains (losses) from fair value adjustments:

Equity securities, fair value
(188.9) 103.5 (292.4) (325.8) 132.6 (458.4)
Total (188.9) 103.5 (292.4) (325.8) 132.6 (458.4)

Total net gains (losses) on investments $ (236.3) $ 104.1 $ (340.3) $ (389.9) $ 143.0 $ (532.9)
(Some amounts may not reconcile due to rounding.)
Net

gains

(losses)

on

investments

during

the

three

months

ended

June

30,

2022

primarily

relate

to

net

losses
from

fair

value

adjustments

on

equity

securities

in

the

amount

of

$188.9

million

as

a

result

of

equity

market
declines

during

the

second

quarter

of

2022.

In

addition,

we

realized

$45.9

million

of

losses

due

to

the
disposition of investments and recorded

an increase to the allowance for credit

losses of $1.5 million.
Net gains

(losses) on investments

during the six

months ended

June 30, 2022

primarily relate

to net

losses from
fair value

adjustments on

equity securities

in the amount

of $325.8 million

as a

result of equity

market declines
during

the

first

six

months

of

2022.

In

addition,

we

realized

$50.8

million

of

losses

due

to

the

disposition

of
investments and

recorded an

increase to the

allowance for

credit losses of

$13.3 million primarily

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

U.S.,

Bermuda,

Canada,

Europe,
Singapore

and

South

America

through

its

offices

in

the

U.S.,

Canada,

Chile,

Singapore,

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

re-
evaluate

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
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 2,201.2

$ 2,148.2

$ 53.0

2.5%

$ 4,386.8

$ 4,207.3

$ 179.6

4.3%
Net written premiums 2,122.2 2,059.9 62.3 3.0% 4,203.7 3,972.9 230.8 5.8%

Premiums earned $ 2,139.6 $ 1,920.8 $ 218.8 11.4% $ 4,205.8 $ 3,698.3 $ 507.6 13.7%
Incurred losses and LAE 1,382.1

1,168.1

214.0

18.3%

2,706.8

2,440.0

266.8

10.9%
Commission and brokerage 530.9 473.3 57.6 12.2% 1,045.1 882.0 163.1 18.5%
Other underwriting expenses 52.1

47.1

5.0

10.6%

102.5

99.1

3.4

3.5%
Underwriting gain (loss) $ 174.5 $ 232.3 $ (57.8) -24.9% $ 351.4 $ 277.2 $ 74.2 26.8%
Point Chg Point Chg
Loss ratio 64.6% 60.8% 3.8 64.4% 66.0% (1.6)
Commission and brokerage ratio 24.8% 24.6% 0.2 24.8% 23.8% 1.0
Other underwriting expense ratio 2.4% 2.5% (0.1) 2.4% 2.7% (0.3)
Combined ratio 91.8% 87.9% 3.9 91.6% 92.5% (0.9)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.

Gross written

premiums increased

by 2.5% to

$2.2 billion for

the three months

ended June 30,

2022
from $2.1

billion for

the three

months ended

June 30,

2021, primarily

due to

increases in

property catastrophe
excess of

loss business

and casualty pro

rata business

,

partially offset

by a decline

in property

pro rata

business.

Net written premiums

increased by 3.0% to

$2.12 billion for the

three months ended June

30, 2022 compared to
$2.06

billion

for

the

three

months

ended

June

30,

2021.

The

higher

percentage

increase

in

net

written
premiums

compared

to

gross

written

premiums

mainly

related

to

a

reduction

in

business

ceded

to

the
segregated

accounts

of Mt.

Logan Re

in the

three months

ended June

30, 2022

compared

to the

three months
ended June 30,

2021.

Premiums earned increased

by 11.4% to

$2.1 billion for

the three months

ended June 30,
2022,

compared

to

$1.9

billion

for

the

three

months

ended

June

30,

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

Gross

written

premiums

increased

by

4.3%

to

$4.4

billion

for

the

six

months

ended

June

30,

2022

from

$4.2
billion

for

the

six

months

ended

June

30,

2021,

primarily

due

to

increases

in

casualty

pro

rata

business

and
financial lines of business.

Net written premiums increased

by 5.8% to $4.2 billion for the

six months ended June
30, 2022

compared

to

$4.0 billion

for

the six

months

ended June

30, 2021.

The higher

percentage

increase

in
net written

premiums

compared

to gross

written

premiums

mainly related

to a

reduction

in business

ceded to
the

segregated

accounts

of

Mt.

Logan

Re

in

the

six

months

ended

June

30,

2022

compared

to

the

six

months
ended

June

30,

2021.

Premiums

earned

increased

by

13.7%

to

$4.2 billion

for

the

six months

ended

June 30,
2022, compared to $3.7

billion for the six

months ended June 30, 2021.

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
current year-to-date percentage

increase

in net earned premiums.

Incurred Losses

and LAE
.

The following

table presents

the incurred

losses and

LAE for

the Reinsurance

segment
for the periods indicated.

Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,302.8 60.9% $ (0.7) - % 1,302.1 60.9%
Catastrophes 80.0 3.7% - - % 80.0 3.7%
Total Segment $ 1,382.8 64.6% $ (0.7) - % $ 1,382.1 64.6%
2021

Attritional $ 1,134.6 59.1% $ (1.4) -0.1% 1,133.1 59.0%
Catastrophes 35.0 1.8% - - % 35.0 1.8%
Total Segment $ 1,169.6 60.9% $ (1.4) -0.1% $ 1,168.1 60.8%

Variance 2022/2021
Attritional $ 168.2 1.8 pts $ 0.7 0.1 pts $ 169.0 1.9 pts
Catastrophes 45.0 1.9 pts - - pts 45.0 1.9 pts
Total Segment $ 213.2 3.7 pts $ 0.7 0.1 pts $ 214.0 3.8 pts
Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $
2,519.1 59.9
% $
(2.3) -0.1
%
2,516.8 59.9
%
Catastrophes
190.0 4.5
%
- -
%
190.0 4.5
%
Total Segment $ 2,709.1 64.4% $ (2.3) -0.1% $ 2,706.8
64.4
%
2021

Attritional $ 2,185.8 59.1% $ (3.3) -0.1% 2,182.5
59.0
%
Catastrophes 257.5 7.0% - - % 257.5
7.0
%
Total Segment $ 2,443.3 66.1% $ (3.3) -0.1% $ 2,440.0
66.0
%

Variance 2022/2021
Attritional $ 333.3
0.8
pts $ 0.9
-
pts $ 334.2
0.8
pts
Catastrophes (67.5)
(2.5)
pts -
-
pts (67.5)
(2.5)
pts
Total Segment $ 265.8
(1.7)
pts $ 0.9
-
pts $ 266.7
(1.6)
pts
Incurred losses

increased by

18.3% to

$1.4 billion

for the

three months

ended June

30, 2022,

compared to

$1.2
billion

for

the

three

months

ended

June

30,

2021.

The

increase

was

primarily

due

to

an

increase

of

$168.2
million in current

year attritional

losses and

an increase of

$45.0 million in

current year

catastrophe

losses.

The
increase in

current

year attritional

losses was

mainly related

to the

impact of

the increase

in premiums

earned
and

$45.0

million

of

attritional

losses

incurred

due

to

the

Ukraine/Russia

war.

The

current

year

catastrophe
losses of $80.0 million for the three

months ended June 30, 2022 related

primarily to the 2022 South Africa

flood
($45.0

million),

the

2022

Canada

derecho

($18.0

million),

the

2022

Western

Europe

Convective

storm

($10.0
million) and the 2022

2
nd

quarter U.S. storms

($7.0 million).

The $35.0 million of

current year

catastrophe losses
for

the three

months

ended June

30, 2021

related

primarily

to

Tropical

Storm Claudette,

the Victoria

Australia
flooding and the Europe Convective storms.

Incurred

losses

increased

by

10.9%

to

$2.7

billion

for

the

six

months

ended

June

30,

2022,

compared

to

$2.4
billion for

the six

months ended

June 30,

2021.

The increase

was primarily

due to

an increase

of $333.3

million
in current year attritional losses,

partially offset by a decrease

of $67.5 million in current year

catastrophe losses.

The

increase

in

current

year

attritional

losses

was

mainly

related

to

the

impact

of

the

increase

in

premiums
earned and $45.0 million of attritional losses

due to the Ukraine/Russia war.

The current year catastrophe

losses
of $190.0

million

for

the

six

months

ended June

30, 2022

related

primarily

to

the 2022

Australia

floods ($76.4
million), the 2022

South Africa flood

($45.0 million), the

2022 European

storms ($30.0 million),

the 2022 Canada
derecho

($18.0

million),

the

2022 Western

Europe

Convective

storm

($10.0

million),

the

2022

2
nd

quarter

U.S.
storms

($7.0

million)

and

the

2022

March

U.S.

storms

($3.6

million).

The

$257.5

million

of

current

year
catastrophe

losses for

the six months

ended June

30, 2021

primarily related

to the

Texas

winter storms

($212.5

million)

with

the

rest

of

the

losses

emanating

from

Tropical

Storm

Claudette,

the

2021

Australia

floods,

the
Victoria Australia flooding and the Europe

Convective storms.

Segment

Expenses.

Commission

and

brokerage

expense

increased

by

12.2%

to

$530.9

million

for

the

three
months

ended

June

30,

2022

compared

to

$473.3

million

for

the

three

months

ended

June

30,

2021.

Commission and

brokerage

expense increased

by 18.5%

to $1.0

billion for

the six

months

ended June

30, 2022
compared

to

$882.0

million

for

the

six

months

ended

June

30,

2021.

The

increases

were

mainly

due

to

the
impact of the increases

in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased

to $52.1 million for the three

months ended June 30, 2022 from
$47.1

million

for

the

three

months

ended

June

30,

2021.

Segment

other

underwriting

expenses

increased

to
$102.5

million

for

the

six

months

ended

June

30,

2022

from

$99.1

million

for

the

six

months

ended

June

30,
2021.

The increases

were mainly due to the impact of increases

in premiums earned.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 1,245.8

$ 1,041.9

$ 203.9

19.6%

$ 2,246.7

$ 1,914.3

$ 332.2

17.4%
Net written premiums 899.2 749.5 149.7 20.0% 1,629.8 1,390.5 239.3 17.2%

Premiums earned $ 776.7 $ 637.6 $ 139.1 21.8% $ 1,502.2 $ 1,248.0 $ 254.2 20.4%
Incurred losses and LAE 494.1

418.0

76.1

18.2%

959.3

857.5

101.8

11.9%
Commission and brokerage 99.4 84.5 14.9 17.7% 190.4 164.8 25.6 15.6%
Other underwriting expenses 117.5

93.8

23.7

25.3%

228.3

184.0

44.3

24.1%
Underwriting gain (loss) $ 65.6 $ 41.3 $ 24.3 58.9% $ 124.2 $ 41.7 $ 82.5 197.9%
Point Chg Point Chg
Loss ratio 63.6%

65.6%

-2.0

63.9%

68.7%

(4.8)

Commission and brokerage ratio 12.8% 13.3% -0.5 12.7% 13.2% (0.5)
Other underwriting

expense ratio
15.1%

14.6%

0.5

15.2%

14.8%

0.4

Combined ratio 91.5% 93.5% -2.0 91.7% 96.7% (4.9)
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums.

Gross written premiums increased

by 19.6% to $1.2 billion for the three

months ended June 30, 2022
compared to

$1.0 billion for

the three

months ended

June 30, 2021.

This rise was

primarily related

to increases
across all

lines of business,

notably specialty

casualty business,

professional liability

business and other

specialty
business.

Net written premiums increased

by 20.0% to $899.2 million

for the three months

ended June 30, 2022
compared

to

$749.5 million

for

the three

months

ended June

30, 2021,

which is

consistent

with the

change

in
gross written

premiums.

Premiums earned

increased 21.8%

to $776.7

million for

the three

months ended

June
30,

2022

compared

to

$637.6

million

for

the

three

months

ended

June

30,

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

Gross written

premiums increased

by 17.4% to

$2.2 billion for

the six months

ended June 30,

2022 compared

to
$1.9 billion for the six

months ended June 30, 2021.

This rise was primarily related

to increases across

all lines of
business,

notably

specialty

casualty

business,

professional

liability

business

and

other

specialty

business.

Net
written premiums

increased by

17.2% to

$1.6 billion

for the

six months

ended June

30, 2022

compared to

$1.4
billion for

the six

months ended

June 30,

2021, which

is consistent

with the

change in

gross

written premiums.

Premiums

earned

increased

20.4%

to

$1.5

million

for

the

six

months

ended

June

30,

2022

compared

to

$1.2
billion

for

the

six

months

ended

June

30,

2021.

The

change

in

premiums

earned

relative

to

net

written
premiums

is

the

result

of

timing;

premiums

are

earned

ratably

over

the

coverage

period

whereas

written
premiums

are

recorded

at

the

initiation

of the

coverage

period.

Accordingly,

the significant

increases

in gross
written premiums

during the

latter

half of

2021 contributed

to the

current year

-to-date

percentage

increase in
net earned premiums.

Incurred Losses and

LAE.

The following table presents

the incurred losses

and LAE for the Insurance

segment for
the periods indicated.

Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 489.1 63.0% $ - - % 489.1 63.0%
Catastrophes 5.0 0.6% - - % 5.0 0.6%
Total Segment $ 494.1 63.6% $ - - % $ 494.1 63.6%
2021

Attritional $ 409.2 64.2% $ (1.2) -0.2% 408.0 64.0%
Catastrophes 10.0 1.6% - - % 10.0 1.6%
Total Segment $ 419.2 65.8% $ (1.2) -0.2% $ 418.0 65.6%

Variance 2022/2021
Attritional $ 79.9 (1.2) pts $ 1.2 0.2 pts $ 81.1 (1.0) pts
Catastrophes (5.0) (1.0) pts - - pts (5.0) (1.0) pts
Total Segment $ 74.9 (2.2) pts $ 1.2 0.2 pts $ 76.1 (2.0) pts
Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $
948.6 63.1
% $
0.7 -
%
949.3 63.1
%
Catastrophes
10.0 0.7
%
- -
%
10.0 0.7
%
Total Segment $ 958.6 63.8% $
0.7 -
% $ 959.3
63.9
%
2021

Attritional $ 801.2 64.2% $ (1.2) -0.1% 800.0
64.1
%
Catastrophes 57.5 4.6% - - % 57.5
4.6
%
Total Segment $ 858.7 68.8% $ (1.2) -0.1% $ 857.5
68.7
%

Variance 2022/2021
Attritional $ 147.4
(1.1)
pts $ 1.9
0.1
pts $ 149.3
(1.0)
pts
Catastrophes (47.5)
(3.9)
pts -
-
pts (47.5)
(3.9)
pts
Total Segment $ 99.9
(5.0)
pts $ 1.9
0.1
pts $ 101.8
(4.8)
pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

and

LAE

increased

by

18.2%

to

$494.1

million

for

the

three

months

ended

June

30,

2022
compared

to

$418.0

million

for

the

three

months

ended

June

30,

2021.

The

increase

was

mainly

due

to

an
increase

of

$79.9

million

in

current

year

attritional

losses,

partially

offset

by

a

decrease

in

current

year
catastrophe losses

of $5.0 million.

The increase in current

year attritional losses

was primarily due to the

impact
of the increase

in premiums

earned.

The current

year catastrophe

losses of $5.0

million related

to the

2022 2
nd
quarter U.S.

storms.

The $10.0

million of

current

year catastrophe

losses for

the three

months ended

June 30,
2021 related to the Texas

winter storms.

Incurred losses

and LAE increased

by 11.9% to

$959.3 million

for the

six months

ended June 30,

2022 compared
to $857.5 million

for the six

months ended June

30, 2021.

The increase was

mainly due to

an increase of

$147.4
million in current

year attritional

losses, partially offset

by a decrease in

current year

catastrophe losses

of $47.5
million.

The

increase

in

current

year

attritional

losses

was

primarily

due

to

the

impact

of

the

increase

in
premiums earned.

The current

year catastrophe

losses of

$10.0 million

related

to the

2022 March

U.S. storms

($5.0 million) and

the 2022

2
nd

quarter U.S.

storms ($5.0

million).

The $57.5

million of current

year catastrophe
losses for the six months ended June 30, 2021 related

to the Texas

winter storms.

Segment Expenses.

Commission and brokerage

increased by 17.7%

to $99.4 million

for the three

months ended
June 30, 2022 compared to

$84.5 million for the

three months ended

June 30, 2021.

Commission and brokerage
increased by 15.6% to

$190.4 million for

the six months ended

June 30, 2022 compared

to $164.8 million for

the
six months

ended June

30, 2021.

These increase

s

were

mainly due

to

the impact

of the

increase

in premiums
earned.

Segment

other

underwriting

expenses

increased

to

$117.5

million

for

the

three

months

ended

June

30,

2022
compared

to

$93.8

million

for

the

three

months

ended

June

30,

2021.

Segment

other

underwriting

expenses
increased

to

$228.3

million

for

the

six

months

ended

June

30,

2022

compared

to

$184.0

million

for

the

six
months

ended

June

30,

2021.

These

increases

were

mainly

due

to

the

impact

of

the

increases

in

premiums
earned

and

increased

expenses

related

to

the

continued

build

out

of

the

insurance

business,

including

an
expansion of the international insurance

platform.

FINANCIAL CONDITION

Investments.

Total

investments

were

$26.6

billion

at

June

30,

2022,

a

decrease

of

$1.6

million

compared

to
$28.2 billion

at December

31, 2021.

This decrease

was primarily

related

to declines

in fixed

maturity securities,
equity securities

and short

-term investments.

Fixed

maturity

securities decreased

due to

declines in

fair values
resulting primarily from

higher interest

rates, partially

offset by

net purchases

of fixed maturity

securities during
the period.

Equity securities

decreased due

to declines

in fair

values due

to diminished

market performance

as
well

as

net

sales

of

equity

securities

during

the

period.

Short-term

investments

decreased

as

a

result

of

the
reinvestment of funds into

other vehicles.

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

The

table

below

summarize

the

composition

and

characteristics

of

our

investment

portfolio

as

of

the

dates
indicated.

At At
June 30, 2022 December 31, 2021
Fixed income portfolio duration (years) 3.1 3.2
Fixed income composite credit quality A+ A+
Reinsurance Recoverables

.

Reinsurance

recoverables

for

both paid

and unpaid

losses totaled

$2.1 billion

and $2.1

billion at

June 30,

2022
and December 31, 2021, respectively.

At June 30, 2022, $618.1 million,

or 29.5%, was receivable

from Mt. Logan
Re

collateralized

segregated

accounts;

$224.2

million,

or

10.7%,

was

receivable

from

Munich

Reinsurance
America, Inc.

(“Munich Re”)

and $131.5

million, or

6.3% was

receivable from

Endurance Specialty

Holdings, Ltd.
(“Endurance”).

No other retrocessionaire accounted

for more than 5% of our recoverables

.

Loss and

LAE Reserves.

Gross loss

and LAE reserves

totaled $20.0

billion and $19.0

billion at

June 30, 2022

and
December 31, 2021, respectively.

The following

tables summarize

gross outstanding

loss and

LAE reserves

by segment,

classified by

case reserves
and IBNR reserves, for the periods indicated.

At June 30, 2022
Case IBNR Total
% of

(Dollars in millions)
Reserves Reserves Reserves Total
Reinsurance $ 5,853.5

$ 8,623.4

$ 14,476.9

72.4%
Insurance 1,639.8 3,731.1 5,370.9 26.9%
Total excluding A&E 7,493.3

12,354.6

19,847.8

99.3%
A&E 145.2 - 145.2 0.7%
Total including A&E $ 7,638.5

$ 12,354.6

$ 19,993.1

100.0%
(Some amounts may not reconcile due

to rounding.)
At December 31, 2021
Case IBNR Total
% of

(Dollars in millions)
Reserves Reserves Reserves Total
Reinsurance $ 5,415.0

$ 8,312.3

$ 13,727.3

72.2%
Insurance 1,546.2 3,562.4 5,108.6 26.9%
Total excluding A&E 6,961.2

11,874.7

18,835.9

99.1%
A&E 163.7 9.9 173.6 0.9%
Total including A&E $ 7,124.8

$ 11,884.7

$ 19,009.5

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

At At
June 30, December 31,
(Dollars in millions)
2022 2021
Gross reserves

$
145.2

$
175.2
Ceded reserves
(15.8) (19.0)
Net reserves

$
129.4

$
156.1
(Some amounts may not reconcile due

to rounding.)
With respect

to asbestos

only,

at June 30,

2022, we had

net asbestos

loss reserves

of $129.7 million,

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

3.6

years

at

June

30,

2022.

These

metrics

can

be

skewed

by

individual
large settlements

occurring in

the prior

three years

and therefore,

may not

be indicative

of the

timing of

future
payments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.

Shareholders’

equity

at

June

30,

2022

and

December

31,

2021

was

$8.9

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

The regulatory targeted

capital and the actual statutory

capital for Bermuda Re and Everest

Re were as follows:
Bermuda Re (1) Everest Re (2)
At December 31, At December 31,
(Dollars in millions)
2021 2020
2021 2020
Regulatory targeted capital $ 2,169.3

$ 1,923.2

$ 2,960.0

$ 2,489.8
Actual capital $ 3,184.1 $ 2,930.3 $ 5,717.1 $ 5,276.0
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

As

part

of

our

capital

strategy,

we

model

our

potential

exposure

to

catastrophe

losses

arising

from

a

single
event.

Projected catastrophe

losses are generally summarized

in term of probable maximum

loss (“PML”).

A full
discussion

on

PMLs

is

included

in

our

December

31,

2021

Form

10-K

filing

in

PART

1,

Item

1.

Business,

Risk
Management

of

Underwriting

and

Reinsurance

Arrangements.

We

focus

on

the

projected

net

economic

loss
from a catastrophe

in a given zone as compared

to our shareholders’ equity.

Economic loss is the PML exposure,
net of third

party reinsurance,

reduced by estimated

reinstatement

premiums to renew

coverage and

estimated
income taxes.

In our December 31,

2021 Form 10-K, we

reported that

our projected net

economic loss from

our
largest

projected

100-year

event

represented

approximately

4.8%

of

our

December

31,

2021

shareholders’
equity.

During the first half of 2022, our net

exposure to catastrophes

has changed due to the market

conditions
and business

decisions.

As a

result, our

projected net

economic loss

from our

largest 100

-year event

in a

given
zone represents approximately

7.4% of our June 30, 2022 shareholders’ equity.

The table

below reflects

the Company’s

PML exposure,

net of

third

party reinsurance

at various

return

periods
for its

top zones/perils

(as ranked

by largest

1 in

100 year

economic loss)

based on

projection data

as of

July 1,
2022.
Return Periods (in years) 1 in 20 1 in 50 1 in 100 1 in 250 1 in 500 1 in 1,000
Exceeding Probability 5.0% 2.0% 1.0% 0.4% 0.2% 0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake $ 161 $ 649 $ 913 $ 1,299 $ 1,636 $ 2,469
Southeast U.S., Wind 484 652 837 1,055 1,263 1,696
Texas Wind 140 385 587 889 1,111 1,350
Europe Wind 147 335 506 781 928 1,036
Chile Earthquake 89 218 407 686 932 1,084
The

projected

economic

losses,

defined

as

PML

exposures,

net

of

third

party

reinsurance,

reinstatement
premiums and estimated income taxes,

for the top zones/perils scheduled

are as follows:

Return Periods (in years) 1 in 20 1 in 50 1 in 100 1 in 250 1 in 500 1 in 1,000
Exceeding Probability 5.0% 2.0% 1.0% 0.4% 0.2% 0.1%
(Dollars in millions)
Zone/ Peril
California, Earthquake $ 127

$ 478

$ 659

$ 943

$ 1,226

$ 1,834
Southeast U.S., Wind 304 418 527 685 838 1,165
Texas Wind 104 273 406 586 752 909
Europe Wind 120 263 383 608 704 802
Chile Earthquake 67 164 307 531 721 845
On October 4, 2021, we issued $1.0 billion of 31 year senior notes with an interest coupon

rate of 3.125%.

These
senior notes will mature on October 15, 2052 and will pay

interest semi-annually.

During the

first half

of 2022,

we repurchased

5,000 shares

for $1.3

million in

the open

market

and paid

$126.1
million in

dividends to

adjust our

capital position

and enhance

long term

expected

returns to

our shareholders.

In

2021,

we

repurchased

887,622

shares

for

$225.1

million

in

the

open

market

and

paid

$246.7

million

in
dividends to adjust our capital position

and enhance long term expected returns

to our shareholders.

We may at
times enter

into

a

Rule 10b5-1

repurchase

plan agreement

to

facilitate

the

repurchase

of shares.

On May

22,

2020, our existing

Board authorization

to purchase

up to 30

million of our

shares was

amended to authorize

the
purchase

of

up

to

32

million

shares.

As

of

June

30,

2022,

we

had

repurchased

30.5

million

shares

under

this
authorization.

We may

continue, from

time to

time, to

seek to

retire portions

of our

outstanding

debt securities

through cash
repurchases, in open-market

purchases, privately negotiated

transactions or otherwise. Such

repurchases, if any,
will

be

subject

to

and

depend

on

prevailing

market

conditions,

our

liquidity

requirements,

contractual
restrictions

and other

factors.

The amounts

involved

in any

such

transactions,

individually

or

in the

aggregate,
may be material.
Liquidity.

Our liquidity

requirements

are generally

met from

positive

cash flow

from operations.

Positive

cash
flow results

from reinsurance

and insurance

premiums being

collected prior

to disbursements

for claims,

which
disbursements

generally

take

place

over

an

extended

period

after

the

collection

of

premiums,

sometimes

a
period of many

years.

Collected premiums

are generally

invested,

prior to

their use in

such disbursements,

and
investment

income provides

additional funding

for loss

payments.

Our net

cash flows

from operating

activities
were $1.6

billion and

$1.6 billion

for the

six months

ended June

30, 2022

and 2021,

respectively.

Additionally,
these cash flows reflected

net catastrophe

loss payments of

$377.1 million and $334.7

million for the six

months
ended June 30,

2022 and 2021,

respectively and

net tax payments

of $100.5 million

and $34.8 million

for the six
months ended June 30, 2022 and 2021, respectively.

If disbursements

for claims

and benefits,

policy acquisition

costs and

other operating

expenses

were to

exceed
premium inflows,

cash flow

from reinsurance

and insurance

operations

would be

negative.

The effect

on cash
flow

from

insurance

operations

would

be

partially

offset

by

cash

flow

from

investment

income.

Additionally,
cash

inflows

from

investment

maturities

and

dispositions,

both

short-term

investments

and

longer

term
maturities are available to supplement

other operating cash flows.

As the

timing of

payments for

claims and

benefits cannot

be predicted

with certainty,

we maintain

portfolios of
long

term

invested

assets

with

varying

maturities,

along

with

short-term

investments

that

provide

additional
liquidity

for

payment

of

claims.

At

June

30,

2022

and

December

31,

2021,

we

held

cash

and

short-term
investments

of

$2.4

billion

and

$2.6

billion,

respectively.

Our

short-term

investments

are

generally

readily
marketable

and

can

be

converted

to

cash.

In

addition

to

these

cash

and

short-term

investments,

at

June

30,
2022,

we

had

$1.3

billion

of

available

for

sale

fixed

maturity

securities

maturing

within

one

year

or

less,

$7.2
billion

maturing

within

one

to

five

years

and

$5.9

billion

maturing

after

five

years.

Our

$1.3

billion

of

equity
securities

are

comprised

primarily

of

publicly

traded

securities

that

can

be

easily

liquidated.

We

believe

that
these fixed maturity and

equity securities, in conjunction

with the short-term investments

and positive cash flow
from operations,

provide ample

sources of

liquidity for

the expected

payment

of losses

in the

near future.

We
do

not anticipate

selling

a significant

amount

of securities

to

pay

losses

and LAE

but have

the

ability

to

do so.

Sales of

securities might

result in

net gains

(losses) on

investments.

At June

30, 2022

we had

$1.5 billion

of net
pre-tax

unrealized

depreciation

related

to

fixed

maturity

securities,

comprised

of

$1.6

billion

of

pre-tax
unrealized depreciation and $80.3 million

of pre-tax unrealized appreciation.

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

allocation, duration and

credit quality.

The change
in overall market sensi

tive risk exposure principally reflects

the asset changes that took place during the period.

Interest

Rate

Risk.

Our

$28.7

billion

investment

portfolio,

at

June

30,

2022,

is

principally

comprised

of

fixed
maturity

securities,

which

are

generally

subject

to

interest

rate

risk

and

some

foreign

currency

exchange

rate
risk, and some equity securities, which are subject to price fluctuations and some foreign exchange

rate risk.

The
overall

economic

impact

of

the

foreign

exchange

risks

on

the

investment

portfolio

is

partially

mitigated

by
changes

in

the

dollar

value

of

foreign

currency

denominated

liabilities

and

their

associated

income

statement
impact.

Interest

rate

risk is

the potential

change in

value of

the fixed

maturity securities

portfolio,

including short-term
investments,

from

a

change

in

market

interest

rates.

In

a

declining

interest

rate

environment,

it

includes
prepayment

risk

on

the

$3.6 billion

of mortgage

-backed

securities

in

the

$22.0 billion

fixed

maturity

portfolio.

Prepayment risk results

from potential accelerated

principal payments that

shorten the average

life and thus

the
expected yield of the security.

The table

below displays

the potential

impact of

fair value

fluctuations and

after-tax unrealized

appreciation on
our fixed

maturity portfolio

(including $300.8

million of

short-term

investments)

for the

period indicated

based
on

upward

and

downward

parallel

and

immediate

100

and

200

basis

point

shifts

in

interest

rates.

For

legal
entities

with

a

U.S.

dollar

functional

currency,

this

modeling

was

performed

on

each

security

individually.

To
generate appropriate

price estimates on mortgage

-backed securities, changes in prepayment

expectations under
different interest

rate environments

were taken

into account.

For legal entities

with a non-U.S. dollar

functional
currency,

the

effective

duration

of

the

involved

portfolio

of

securities

was

used

as

a

proxy

for

the

fair

value
change under the various interest

rate change scenarios.

Impact of Interest Rate Shift in Basis Points
At June 30, 2022
-200 -100
0

100 200
(Dollars in millions)
Total Fair Value $ 23,745.3

$ 22,999.0

$ 22,252.7

$ 21,506.4

$ 20,760.1
Fair Value Change from Base (%) 6.7% 3.4% 0.0% (3.4) % (6.7) %
Change in Unrealized Appreciation
After-tax from Base ($) $ 1,296.2 $ 648.1 $ - $ (648.1) $ (1,296.2)
We had $20.0

billion and $19.0 billion

of gross reserves

for losses and

LAE as of June 30, 20

22 and December 31,
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

$2.5

billion

resulting

in

a

discounted

reserve

balance

of

approximately

$15.5

billion,
representing approximately

69.8%

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

Impact of Percentage Change in Equity Fair/Market Values
At June 30, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 1,039.4

$ 1,169.3

$ 1,299.2

$ 1,429.1

$ 1,559.1
After-tax Change in Fair Value $ (206.0) $ (103.0) $ - $ 103.0 $ 206.0
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

fair value

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

ITEM 1A.

RISK FACTORS
No material changes.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
(a) (b) (c) (d)
Maximum Number (or
Total Number of Approximate Dollar
Shares (or Units) Value) of Shares (or
Purchased as Part Units) that May Yet
Total Number of of Publicly Be Purchased Under
Shares (or Units) Average Price Paid Announced Plans or the Plans or
Period Purchased per Share (or Unit) Programs Programs (1)
April 1 - 30, 2022 - $ - - 1,465,181
May 1 - 31, 2022 1,601 $ 276.8129 - 1,465,181
June 1 - 30, 2022 801 $ 270.2875 - 1,465,181
Total 2,402 $ - - -
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

August 4, 2022