Form 10-Q
period 2022-09-30
EVEREST RE GROUP LTD
filed 2022-11-03
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
_
X
_

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
September 30, 2022
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

Class Trading Symbol
Name of Exchange where

Registered
Number of Shares Outstanding
At November 1, 2022
Common Shares, $0.01 par value
RE
New York Stock Exchange
39,165,034

EVEREST RE GROUP,

LTD
Table of Contents
Form 10-Q
Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2022 (unaudited)
and December 31, 2021
1
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three and nine months ended September 30, 2022 and 2021 (unaudited)
2
Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited)
3
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2022 and 2021 (unaudited)
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
Risk Factors
49
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
49
Item 3.
Defaults Upon Senior Securities
49
Item 4.
Mine Safety Disclosures
49
Item 5.
Other Information
49
Item 6.
Exhibits
50

EVEREST RE GROUP,

LTD.
CONSOLIDATED

BALANCE SHEETS

September 30,

December 31,

(Dollars and share amounts in millions, except par value per share)
2022 2021
(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value $
21,009
$
22,308
(amortized cost: 2022, $
23,204
; 2021, $
22,064
, credit allowances: 2022, $
(
38
)
; 2021, $
(
30
)
)
Fixed maturities - held to maturity, at amortized cost, net of credit allowances

(fair value: 2022, $
817
, credit allowances: 2022, $
(
9
)
)
837
-
Equity securities, at fair value
1,301
1,826
Short-term investments (cost: 2022, $
611
; 2021, $
1,178
)
611
1,178
Other invested assets
3,079
2,920
Cash
1,679
1,441
Total investments and cash
28,516
29,673
Accrued investment income
200
149
Premiums receivable
3,452
3,294
Reinsurance recoverables
2,240
2,053
Funds held by reinsureds
893
869
Deferred acquisition costs
867
872
Prepaid reinsurance premiums
556
515
Income taxes
544
2
Other assets
876
757
TOTAL

ASSETS
$
38,144
$
38,185
LIABILITIES:
Reserve for losses and loss adjustment expenses $
21,222
$
19,009
Future policy benefit reserve
34
36
Unearned premium reserve
4,795
4,610
Funds held under reinsurance treaties
18
18
Other net payable to reinsurers
511
450
Losses in course of payment
110
261
Senior notes
2,347
2,346
Long term notes
218
224
Borrowings from FHLB
519
519
Accrued interest on debt and borrowings
39
17
Unsettled securities payable
134
17
Other liabilities
548
540
Total liabilities
30,495
28,046
Commitments and contingencies (Note 7)
(nil) (nil)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $
0.01
;
50.0

shares authorized;

no

shares issued and outstanding
- -
Common shares, par value: $
0.01
;
200.0

shares authorized; (2022)
69.9
and (2021)
69.8

outstanding before treasury shares
1
1
Additional paid-in capital
2,293
2,274
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $
(269)

at 2022 and $
27

at 2021
(2,348)
12
Treasury shares, at cost;
30.8

shares (2022) and
30.5

shares (2021)
(3,907)
(3,847)
Retained earnings
11,610
11,700
Total shareholders' equity

7,649
10,139
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $
38,144
$
38,185
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended

Nine Months Ended
September 30, September 30,
(Dollars in millions, except per share amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
REVENUES:
Premiums earned

$
3,067
$
2,656
$
8,775
$
7,603
Net investment income
151
293
620
960
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(5)
(7)
(18)
(30)
Gains (losses) from fair value adjustments
(136)
(5)
(462)
128
Net realized gains (losses) from dispositions
12
8
(39)
41
Total net gains (losses) on investments
(129)
(4)
(519)
139
Other income (expense)
(16)
(20)
(71)
44
Total revenues
3,073
2,925
8,805
8,746
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

2,623
2,274
6,289
5,572
Commission, brokerage, taxes and fees
641
564
1,877
1,611
Other underwriting expenses

169
141
500
424
Corporate expenses
16
18
45
46
Interest, fees and bond issue cost amortization expense
25
16
74
47
Total claims and expenses
3,474
3,013
8,785
7,700
INCOME (LOSS) BEFORE TAXES
(401)
(88)
20
1,046
Income tax expense (benefit)
(82)
(14)
(81)
97
NET INCOME (LOSS) $
(319)
$
(73)
$
101
$
948
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(712)
(100)
(2,260)
(304)
Reclassification adjustment for realized losses (gains) included in net income (loss)
41
(1)
61
(3)
Total URA(D) on securities arising during the period
(671)
(101)
(2,199)
(308)
Foreign currency translation adjustments
(101)
(54)
(163)
(29)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
1
2
2
6
Total benefit plan net gain (loss) for the period
1
2
2
6
Total other comprehensive income (loss), net of tax
(771)
(153)
(2,360)
(331)
COMPREHENSIVE INCOME (LOSS) $
(1,090)
$
(227)
$
(2,259)
$
617
EARNINGS PER COMMON SHARE:
Basic $
(8.22)
$
(1.88)
$
2.57
$
23.74
Diluted
(8.22)
(1.88)
2.57
23.72
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions, except dividends per share amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period
39
40
39
40
Issued (redeemed) during the period, net
-
-
-
-
Treasury shares acquired
-
(1)
-
(1)
Balance end of period

39
39
39
39
COMMON SHARES (par value):
Balance beginning of period $
1
$
1
$
1
$
1
Issued during the period, net - - - -
Balance end of period

1
1
1
1
ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period
2,284
2,256
2,274
2,245
Share-based compensation plans
9
10
19
21
Balance end of period

2,293
2,266
2,293
2,266
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance beginning of period
(1,577)
357
12
535
Net increase (decrease) during the period
(771)
(153)
(2,360)
(331)
Balance end of period

(2,348)
204
(2,348)
204
RETAINED EARNINGS:
Balance beginning of period
11,994
11,465
11,700
10,567
Net income (loss)

(319)
(73)
101
948
Dividends declared ($
1.65

per share in 3Q 2022 and $
4.85

per share YTD
in 2022; $
1.55

per share in 3Q 2021 and $
4.65

per share YTD in 2021)
(65)
(61)
(191)
(186)
Balance, end of period
11,610
11,330
11,610
11,330
TREASURY SHARES AT COST:
Balance beginning of period
(3,849)
(3,662)
(3,847)
(3,622)
Purchase of treasury shares
(58)
(160)
(60)
(200)
Balance end of period

(3,907)
(3,822)
(3,907)
(3,822)
TOTAL

SHAREHOLDERS' EQUITY, END OF PERIOD
$
7,649
$
9,979
$
7,649
$
9,979
The accompanying notes are an integral part

of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS

Nine Months Ended
September 30,
(Dollars in millions) 2022 2021
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $
101
$
948
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
(405)
(737)
Decrease (increase) in funds held by reinsureds, net
(35)
(93)
Decrease (increase) in reinsurance recoverables
(662)
(231)
Decrease (increase) in income taxes
(249)
57
Decrease (increase) in prepaid reinsurance premiums
(194)
(147)
Increase (decrease) in reserve for losses and loss adjustment expenses
3,117
2,560
Increase (decrease) in future policy benefit reserve
(2)
(1)
Increase (decrease) in unearned premiums
435
928
Increase (decrease) in other net payable to reinsurers
242
199
Increase (decrease) in losses in course of payment
(150)
24
Change in equity adjustments in limited partnerships
(126)
(543)
Distribution of limited partnership income
139
106
Change in other assets and liabilities, net
(134)
(230)
Non-cash compensation expense

35
33
Amortization of bond premium (accrual of bond discount)
49
57
Net (gains) losses on investments
519
(139)
Net cash provided by (used in) operating activities
2,680
2,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale
2,171
2,757
Proceeds from fixed maturities matured/called/repaid - held to maturity
18
-
Proceeds from fixed maturities sold - available for sale
1,177
883
Proceeds from equity securities sold, at fair value
1,030
579
Distributions from other invested assets
244
217
Cost of fixed maturities acquired - available for sale
(5,958)
(5,671)
Cost of fixed maturities acquired - held to maturity
(133)
-
Cost of equity securities acquired, at fair value
(960)
(508)
Cost of other invested assets acquired
(455)
(604)
Net change in short-term investments
568
423
Net change in unsettled securities transactions
102
(177)
Net cash provided by (used in) investing activities
(2,196)
(2,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense
(16)
(12)
Purchase of treasury shares
(60)
(200)
Dividends paid to shareholders
(191)
(186)
Cost of debt repurchase
(6)
-
Cost of shares withheld on settlements of share-based compensation awards
(19)
(15)
Net cash provided by (used in) financing activities
(292)
(413)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
46
(9)
Net increase (decrease) in cash
238
267
Cash, beginning of period
1,441
802
Cash, end of period $
1,679
$
1,068
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
167
$
40
Interest paid

51
33
NON-CASH TRANSACTIONS:
Reclassification of specific investments from fixed maturity securities, available for sale at fair value to fixed maturity securities, held to maturity at amortized cost net of credit allowances $
722
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

30, 2022

and December

31,
2021 and for the three

and nine months ended

September 30, 2022 and

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
Application of Recently Issued Accounting

Standard Changes.

The Company did

not adopt any

new accounting standards

that had a

material impact during

the three and

nine
months ended

September 30,

2022.

The Company

assessed the

adoption impacts

of recently

issued accounting
standards

by the

Financial Accounting

Standards

Board on

the Company’s

consolidated

financial statements

as
well as

material updates

to previous

assessments,

if any,

from the

Company’s

Annual Report

on Form

10-K for
the

year

ended

December

31,

2021.

There

were

no

accounting

standards

issued

in

the

nine

months

ended
September 30, 2022, that are expected to

have a material impact to Group.
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

At September 30, 2022
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,367
$ - $
19
$
(79)
$
1,308
Obligations of U.S. states and political subdivisions
519
-
1
(38)
481
Corporate securities
7,010
(29)
69
(653)
6,397
Asset-backed securities
3,935
-
1
(164)
3,772
Mortgage-backed securities
Commercial
1,016
- -
(108)
908
Agency residential
3,058
-
2
(337)
2,723
Non-agency residential
5
- - -
5
Foreign government securities
1,528
-
13
(205)
1,335
Foreign corporate securities
4,768
(9)
47
(726)
4,080
Total fixed maturity securities - available for sale $
23,204
$
(38)
$
153
$
(2,310)
$
21,009
(Some amounts may not reconcile due to rounding.)
At December 31, 2021
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,407
$ - $
24
$
(10)
$
1,421
Obligations of U.S. states and political subdivisions
559
-
29
(1)
587
Corporate securities
7,444
(19)
195
(63)
7,557
Asset-backed securities
3,579
(8)
22
(12)
3,582
Mortgage-backed securities
Commercial
1,033
-
38
(6)
1,064
Agency residential
2,361
-
33
(19)
2,375
Non-agency residential
7
- - -
7
Foreign government securities
1,424
-
42
(28)
1,438
Foreign corporate securities
4,251
(3)
95
(65)
4,279
Total fixed maturity securities - available for sale $
22,064
$
(30)
$
478
$
(203)
$
22,308
(Some amounts may not reconcile due to rounding.)
The

following

tables

show

amortized

cost,

allowance

for

credit

losses,

gross

unrealized
appreciation/(depreciation) and fair

value of fixed maturity securities held to

maturity as of the dates indicated:

At September 30, 2022
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - held to maturity
Corporate securities $
160
$
(2)
$ - $
(11)
$
147
Asset-backed securities
653
(6)
1
(10)
639
Mortgage-backed securities
Commercial
6
- - -
6
Foreign corporate securities
28
(1)
-
(1)
26
Total fixed maturity securities - held to maturity $
846
(9)
$
1
$
(21)
$
817
(Some amounts may not reconcile due to rounding.)

The amortized

cost and

fair value

of fixed

maturity securities

available for

sale are

shown in

the following

table
by

contractual

maturity.

Mortgage-backed

securities

are

generally

more

likely

to

be

prepaid

than

other

fixed
maturity securities. As the stated

maturity of such securities may not be indicative

of actual maturities, the totals
for mortgage-backed and

asset-backed securities

are shown separately.

At September 30, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – available for sale:

Due in one year or less
$
1,257
$
1,258
$
1,399
$
1,398

Due after one year through five years
7,875
7,216
7,075
7,154

Due after five years through ten years
4,603
3,938
5,004
5,101

Due after ten years
1,456
1,189
1,606
1,627
Asset-backed securities
3,935
3,772
3,579
3,582
Mortgage-backed securities:
Commercial
1,016
908
1,033
1,064
Agency residential
3,058
2,723
2,361
2,375
Non-agency residential
5
5
7
7
Total fixed maturity securities - available for sale $
23,204
$
21,009
$
22,064
$
22,308
(Some amounts may not reconcile due to rounding.)
The amortized

cost and

fair value

of fixed

maturity securities

held to

maturity are

shown in

the following

table
by contractual maturity.
At September 30, 2022
Amortized Fair
(Dollars in millions)
Cost Value
Fixed maturity securities – held to maturity:

Due after one year through five years
$
61
$
58

Due after five years through ten years
46
41

Due after ten years
80
74
Asset-backed securities
653
639
Mortgage-backed securities:
Commercial
6
6
Total fixed

maturity securities - held to maturity
$
846
$
817
(Some amounts may not reconcile due

to rounding.)
During the

third

quarter

of 2022,

the Company

re-designated

a portion

of its

fixed

maturity

securities from

its
fixed maturity – available

for sale portfolio

to its fixed maturity

– held to maturity portfolio.

The fair value of the
securities

reclassified

at

the

date

of

transfer

was

$
722

million,

net

of

allowance

for

current

expected

credit
losses,

which

was

subsequently

recognized

as

the

new

amortized

cost

basis.

As of

the date

of transfer,

these
securities had an unrealized

loss of $
53

million, which remained in accumulated

other comprehensive income

on
the

balance

sheet

and

will

be

amortized

into

income

through

an

adjustment

to

the

yields

of

the

underlying
securities over the remaining life of the securities.

The Company evaluated

fixed maturity

securities classified as

held to maturity

for current

expected credit

losses
as of

September 30,

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

are of
a high credit quality and are all rated

investment grade as of September

30, 2022.

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
Fixed maturity securities and short-term investments $
(724)
$
(109)
$
(2,484)
$
(344)
Change in unrealized appreciation (depreciation), pre-tax
(724)
(109)
(2,484)
(344)
Deferred tax benefit (expense)
53
7
285
36
Change in unrealized appreciation (depreciation),

net of deferred taxes, included in shareholders’ equity

$
(671)
$
(101)
$
(2,199)
$
(308)
(Some amounts may not reconcile due to rounding.)
The tables

below display

the aggregate

fair value

and gross

unrealized

depreciation

of fixed

maturity securities
available for

sale, by security

type and contractual

maturity,

in each case

subdivided according

to length

of time
that individual securities had been in a continuous unrealized loss position for the periods indicated.

Duration of Unrealized Loss at September

30, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale
U.S. Treasury securities and

obligations of
U.S. government agencies and corporations $
807
$
(47)
$
273
$
(32)
$
1,080
$
(79)
Obligations of U.S. states and

political subdivisions
326
(30)
25
(8)
351
(38)
Corporate securities
4,247
(447)
996
(189)
5,243
(636)
Asset-backed securities
2,827
(158)
55
(5)
2,882
(164)
Mortgage-backed securities
Commercial
877
(104)
27
(4)
904
(108)
Agency residential
2,086
(222)
588
(115)
2,674
(337)
Non-agency residential
3
-
2
-
5
-
Foreign government securities
971
(137)
250
(68)
1,221
(205)
Foreign corporate securities
2,792
(496)
808
(229)
3,600
(726)
Total $
14,937
$
(1,640)
$
3,023
$
(651)
$
17,960
$
(2,291)
Securities where an allowance for credit

loss was recorded
23
(19)
- -
23
(19)
Total fixed

maturity securities
$
14,960
$
(1,659)
$
3,023
$
(651)
$
17,983
$
(2,310)
(Some amounts may not reconcile due to rounding.)

Duration of Unrealized Loss at September

30, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities

- available for sale
Due in one year or less $
895
$
(21)
$
59
$
(6)
$
954
$
(27)
Due in one year through five years
4,908
(502)
1,264
(204)
6,173
(706)
Due in five years through ten years
2,517
(459)
812
(239)
3,329
(697)
Due after ten years
823
(174)
217
(77)
1,040
(252)
Asset-backed securities
2,827
(158)
55
(5)
2,882
(164)
Mortgage-backed securities
2,967
(325)
616
(120)
3,583
(445)
Total

$
14,937
$
(1,640)
$
3,023
$
(651)
$
17,960
$
(2,291)
Securities where an allowance for credit

loss was recorded
23
(19)
- -
23
(19)
Total fixed

maturity securities
$
14,960
$
(1,659)
$
3,023
$
(651)
$
17,983
$
(2,310)
(Some amounts may not reconcile due to rounding.)
The aggregate

fair

value

and gross

unrealized

losses related

to

fixed

maturity

securities available

for

sale in

an
unrealized loss position

at September 30, 2022

were $
18.0

billion and $
2.3

billion, respectively.

The fair value

of
securities for the

single issuer (the United

States government)

whose securities comprised

the largest unrealized
loss

position

at

September 30,

2022,

did

not

exceed
5.2
%

of

the

overall

fair

value

of

the

Company’s

fixed
maturity

securities

available

for

sale.

The

fair

value

of

the

securities

for

the

issuer

with

the

second

largest
unrealized

loss

position

at

September 30,

2022,

comprised

less

than
0.9
%

of

the

Company’s

fixed

maturity
securities available

for sale.

In addition,

as indicated

on the

above table,

there was

no significant

concentration
of

unrealized

losses

in

any

one

market

sector.

The

$
1.7

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
1.5

billion
were related

to securities

that were

rated investment

grade by

at least

one nationally

recognized rating

agency.

The $
651

million of

unrealized

losses related

to fixed

maturity securities

available

for sale

in an

unrealized

loss
position

for

more

than

one

year

related

primarily

to

foreign

and

domestic

corporate

securities,

agency
residential

mortgage-backed

securities

and

foreign

government

securities.

Of

these

unrealized

losses,

$
616
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

September

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
16

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
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale
U.S. Treasury securities and

obligations of
U.S. government agencies and corporations $
504
$
(6)
$
92
$
(4)
$
596
$
(10)
Obligations of U.S. states and

political subdivisions
51
(1)
3
-
54
(1)
Corporate securities
2,133
(38)
473
(24)
2,605
(63)
Asset-backed securities
1,954
(11)
42
(1)
1,996
(12)
Mortgage-backed securities
Commercial
222
(3)
40
(3)
262
(6)
Agency residential
1,101
(12)
280
(7)
1,381
(19)
Non-agency residential
2
- - -
2
-
Foreign government securities
392
(10)
101
(18)
493
(28)
Foreign corporate securities
1,735
(46)
211
(18)
1,945
(65)
Total fixed

maturity securities
$
8,094
$
(128)
$
1,241
$
(75)
$
9,335
$
(203)
(Some amounts may not reconcile due to rounding.)
Duration of Unrealized Loss at December

31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale
Due in one year or less $
130
$
(2)
$
137
$
(12)
$
267
$
(14)
Due in one year through five years
2,165
(35)
446
(29)
2,612
(64)
Due in five years through ten years
1,728
(47)
244
(22)
1,972
(69)
Due after ten years
792
(16)
51
(3)
843
(19)
Asset-backed securities
1,954
(11)
42
(1)
1,996
(12)
Mortgage-backed securities
1,325
(15)
320
(10)
1,646
(25)
Total fixed

maturity securities
$
8,094
$
(128)
$
1,241
$
(75)
$
9,335
$
(203)
(Some amounts may not reconcile due to rounding.)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

investments

in

an

unrealized

loss

position

at
December 31,

2021

were

$
9.3

billion

and

$
203

million,

respectively.

The

fair

value

of

securities

for

the

single
issuer

(the

United

States

government)

whose

securities

comprised

the

largest

unrealized

loss

position

at
December

31,

2021,

did

not

exceed
2.7
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity

securities
available for sale.

The fair value of the securities

for the issuer with the second

largest unrealized

loss comprised
less

than
0.5
%

of

the

Company’s

fixed

maturity

securities

available

for

sale.

In

addition,

as

indicated

on

the
above

table,

there

was

no

significant

concentration

of

unrealized

losses

in

any

one

market

sector.

The

$
128
million of unrealized

losses related

to fixed

maturity securities

available for

sale that

have been

in an unrealized
loss

position

for

less

than

one

year

were

generally

comprised

of

domestic

and

foreign

corporate

securities,
agency

residential

mortgage-backed

securities,

asset-backed

securities

and

foreign

government

securities.

Of
these unrealized

losses, $
116

million were related

to securities that

were rated

investment

grade by at

least one
nationally

recognized

rating

agency.

The

$
75

million

of

unrealized

losses

related

to

fixed

maturity

securities
available for

sale in an

unrealized loss

position for more

than one year

related primarily

to domestic and

foreign
corporate securities,

foreign government

securities and agency

residential mortgage-backed

securities.

Of these

unrealized

losses,

$
72

million

were

related

to

securities

that

were

rated

investment

grade

by

at

least

one
nationally recognized

rating agency.

In all instances,

there were

no projected

cash flow shortfalls

to recover

the
full book value

of the investments

and the related

interest obligations.

The mortgage-backed

securities still have
excess credit coverage

and are current on interest

and principal payments.

The components of net investment

income are presented in the table

below for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $
186
$
134
$
503
$
423
Equity securities
6
4
15
12
Short-term investments and cash
5
-
12
1
Other invested assets:
Limited partnerships
(42)
139
94
493
Other

11
31
37
63
Gross investment income before adjustments
167
308
661
992
Funds held interest income (expense) -
1
4
12
Future policy benefit reserve income (expense) - - -
(1)
Gross investment income
167
309
665
1,004
Investment expenses
(15)
(16)
(45)
(44)
Net investment income $
151
$
293
$
620
$
960
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
2.5

billion in limited partnerships

and
private

placement

loan

securities

at

September

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
368

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

September

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

September

30,

2022

and
December 31, 2021

is limited

to the

total

carrying value

of $
3.1

billion and

$
2.9

billion,

respectively,

which are
included in

general

and limited

partnerships

and other

alternative

investments

in Other

Invested

Assets

in the
Company's

Consolidated

Balance

Sheets.

As

of

September

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

maturities, available-for

-sale and fixed maturities

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

Three Months Ended

Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturity securities:
Allowance for credit losses $
(5)
$
(7)
$
(18)
$
(30)
Net realized gains (losses) from dispositions
(53)
6
(66)
25
Equity securities, fair value:
Net realized gains (losses) from dispositions
58
-
15
10
Gains (losses) from fair value adjustments
(136)
(5)
(462)
128
Other invested assets
6
2
11
6
Short-term investments gain (loss)
1
-
1
-
Total net gains (losses) on investments $
(129)
$
(4)
$
(519)
$
139
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed maturities
Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
Foreign Foreign
Corporate Asset-Backed Corporate Corporate Asset-Backed Corporate
Securities Securities Securities Total Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(26)
$ - $
(17)
$
(43)
$
(19)
$
(8)
$
(3)
$
(30)
Credit losses on securities where credit
losses were not previously recorded
(2)
(6)
(1)
(9)
(9)
(6)
(17)
(32)
Increases in allowance on previously
impaired securities
(3)
- -
(3)
(4)
-
(1)
(4)
Decreases in allowance on previously

impaired securities - - - - - - - -
Reduction in allowance due to disposals - -
8
8
1
8
10
19
Balance as of September 30, 2022 $
(31)
$
(6)
$
(10)
$
(47)
$
(31)
$
(6)
$
(10)
$
(47)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed maturities
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
Foreign Foreign
Corporate Asset-Backed Corporate Corporate Asset-Backed Corporate
Securities Securities Securities Total Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(18)
$
(5)
$
(1)
$
(25)
$
(1)
$ - $
(1)
$
(2)
Credit losses on securities where credit
losses were not previously recorded
(5)
- -
(5)
(21)
(5)
(1)
(27)
Increases in allowance on previously
impaired securities -
(3)
-
(3)
(2)
(3)
-
(5)
Decreases in allowance on previously

impaired securities - - - - - - - -
Reduction in allowance due to disposals
1
- -
1
2
- -
2
Balance as of September 30, 2021 $
(23)
(8)
$
(1)
$
(32)
$
(23)
$
(8)
$
(1)
$
(32)
(Some amounts may not reconcile due to rounding.)

The proceeds

and split

between gross

gains and

losses from

dispositions of

fixed maturity

and equity

securities,
are presented in the table below

for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Proceeds from sales of fixed maturity securities $
405
$
283
$
1,177
$
883
Gross gains from dispositions
5
17
33
52
Gross losses from dispositions
(58)
(11)
(98)
(26)
Proceeds from sales of equity securities $
592
$
104
$
1,030
$
579
Gross gains from dispositions
59
3
67
21
Gross losses from dispositions
(3)
(3)
(53)
(11)

4.

RESERVE FOR LOSSES, LAE AND FUTURE

POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized

for the periods indicated:

Nine Months Ended

September 30,
(Dollars in millions)
2022 2021
Gross reserves beginning of period $
19,009
$
16,322

Less reinsurance recoverables on unpaid losses
(1,946)
(1,844)

Net reserves beginning of period
17,063
14,478
Incurred related to:

Current year
6,291
5,578

Prior years
(2)
(6)

Total incurred losses and LAE
6,289
5,572
Paid related to:

Current year

1,794
1,376

Prior years
1,841
1,803

Total paid losses and LAE
3,635
3,179
Foreign exchange/translation adjustment
(605)
(41)
Net reserves end of period
19,112
16,831

Plus reinsurance recoverables on unpaid losses
2,110
2,033

Gross reserves end of period
$
21,222
$
18,864
(Some amounts may not reconcile due

to rounding.)
Current

year

incurred

losses

were

$
6.3

billion

and $
5.6

billion

for

the nine

months

ended September

30,

2022
and

2021,

respectively.

Gross

and

net

reserves

increased

for

the

nine

months

ended

September

30,

2022,
reflecting an

increase in

underlying exposure

due to

earned premium

growth, year

over year,

the impact of

$
45
million of

incurred losses

related to

the Ukraine/Russia

war and

an increase

of $
30

million in

2022 current

year
catastrophe losses

compared to 2021.

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

$
45

million

of

incurred

underwriting

losses

related

to

the

Ukraine/Russia

war

for

the

nine

months
ended September 30, 2022.

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

30, 2022, $
1.6

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

2022

and
December 31, 2021 of $
1.2

billion and $
1.3

billion, respectively.

During the fourth quarter of 2021,

the Company
began

to

internally

manage

a

portfolio

of

collateralized

loan

obligations

included

in

asset-backed

securities,
available for sale,

which had a fair value

of $
2.4

billion and $
2.0

billion at September

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
•
Foreign

government

securities

are

comprised

of

global

non-U.S.

sovereign

bond

issuances

and

the

fair
values

are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar
securities and

models with observable

inputs such

as benchmark

yields and

credit spreads

and then,

where
applicable, converted to U.S.

dollars using an exchange rate

from a nationally recognized

source;
•
Foreign corporate

securities are

comprised of

global non-U.S.

corporate

bond issuances

and the

fair values
are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities
and models with observable inputs

such as benchmark yields and credit

spreads and then, where applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.

The following

tables present

the fair

value measurement

levels for

all assets

and liabilities,

which the

Company
has recorded at fair value

as of the periods indicated:
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
September 30, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
1,308
$ - $
1,308
$ -
Obligations of U.S. States and political subdivisions
481
-
481
-
Corporate securities
6,397
-
5,678
719
Asset-backed securities
3,772
-
2,880
893
Mortgage-backed securities
Commercial
908
-
908
-
Agency residential
2,723
-
2,723
-
Non-agency residential
5
-
5
-
Foreign government securities
1,335
-
1,335
-
Foreign corporate securities
4,080
-
4,064
16
Total fixed maturities, available for sale
21,009
-
19,381
1,628
Equity securities, fair value
1,301
1,212
89
-
(Some amounts may not reconcile due to rounding.)
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2021 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
1,421
$ - $
1,421
$ -
Obligations of U.S. States and political subdivisions
587
-
587
-
Corporate securities
7,557
-
6,756
801
Asset-backed securities
3,582
-
2,330
1,251
Mortgage-backed securities
Commercial
1,064
-
1,064
-
Agency residential
2,375
-
2,375
-
Non-agency residential
7
-
7
-
Foreign government securities
1,438
-
1,438
-
Foreign corporate securities
4,279
-
4,262
16
Total fixed maturities, available for sale
22,308
-
20,240
2,068
Equity securities, fair value
1,826
1,742
84
-
(Some amounts may not reconcile due to rounding.)
In

addition,

$
309

million

and

$
287

million

of

investments

within

other

invested

assets

on

the

consolidated
balance sheets

as of

September 30,

2022 and

December 31,

2021, respectively,

are not

included within

the fair
value hierarchy tables

as the assets are measured at NAV

as a practical expedient to determine fair

value.

The following

table presents

the activity

under Level

3, fair

value measurements

using significant

unobservable
inputs for fixed maturities available

for sale, for the periods indicated:

Total Fixed Maturities,

Available for Sale
Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in millions)
Securities Securities CMBS Corporate Total Securities Securities CMBS Corporate Total
Beginning balance fixed maturities $
863
$
1,255
$
6
$
40
$
2,164
$
801
$
1,251
$ - $
16
$
2,068
Total gains or (losses) (realized/unrealized)
Included in earnings
(2)
- - -
(2)
9
- - -
9
Included in other comprehensive income (loss)
(6)
65
- -
59
(13)
(11)
-
(4)
(28)
Purchases, issuances and settlements
27
159
- -
186
(43)
387
6
8
358
Transfers in/(out) of Level

3 and reclassification of
securities in/(out) of investment categories
(163)
(587)
(6)
(24)
(779)
(35)
(735)
(6)
(4)
(779)
Ending balance $
719
$
893
$ - $
16
$
1628
$
719
$
893
$ - $
16
$
1628
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$
(3)
$ - $ - $ - $
(3)
$
(8)
$
8
$ - $ - $ -
(Some amounts may not reconcile due to rounding.)
Total Fixed Maturities,

Available for Sale
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in millions)
Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities $
706
$
815
$
5
$
1,526
$
701
$
623
$
6
$
1,330
Total gains or (losses) (realized/unrealized)
Included in earnings
3
(3)
- -
(12)
(7)
-
(19)
Included in other comprehensive income (loss)
(1)
- -
(2)
6
4
-
10
Purchases, issuances and settlements
87
192
-
279
99
384
(1)
482
Transfers in/(out) of Level

3 and reclassification of
securities in/(out) of investment categories - - - - - - - -
Ending balance $
794
$
1,004
$
5
$
1,803
$
794
$
1,004
$
5
$
1,803
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$
1
$
(3)
$ - $
(2)
$
(16)
$
(8)
$ - $
(24)
(Some amounts may not reconcile due to rounding.)
The $
779

million

shown

as transfers

in/(out)

of Level

3 and

reclassification

of securities

in/(out)

of investment
categories

for

the

three

and

nine

months

ended

September

30,

2022

relate

mainly

to

previously

designated
Level

3

securities

that

the

Company

has

reclassified

from

“fixed

maturities

–

available

for

sale”

to

“fixed
maturities

–

held

to

maturity”

during

the

third

quarter

of

2022.

As

“fixed

maturities

–

held

to

maturity"

are
carried at

amortized

cost,

net

of credit

allowances

rather

than

at

fair

value

as “fixed

maturities

– available

for
sale”,

these securities are

no longer included

within the fair

value hierarchy

table or in

the rollforward

of Level 3
securities.

The

fair

values

of

these

securities

are

determined

in

a

similar

manner

as

the

Company’s

fixed
maturity securities available for

sale as described above. The fair values of these

securities incorporate the use of
significant

unobservable

inputs

and

therefore

are

classified

as

Level

3

within

the

fair

value

hierarchy

as

of
September 30, 2022.

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

Net income

(loss) per

common share

has been

computed as

per below,

based upon

weighted average

common
basic and dilutive shares outstanding.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions, except per share amounts)
2022 2021 2022 2021
Net income (loss) per share:
Numerator
Net income (loss)

$
(319)
$
(73)
$
101
$
948
Less:

dividends declared-common shares and unvested common shares
(65)
(61)
(191)
(186)
Undistributed earnings
(384)
(135)
(90)
763
Percentage allocated to common shareholders (1)
100.0
%
100.0
%
98.7
%
98.7
%
(384)
(135)
(88)
752
Add:

dividends declared-common shareholders
65
61
188
183
Numerator for basic and diluted earnings per common share $
(319)
$
(73)
$
100
$
936
Denominator
Denominator for basic earnings per weighted-average common shares
38.8
39.2
38.8
39.4
Effect of dilutive securities:

Options - - - -
Denominator for diluted earnings per adjusted weighted-average common shares
38.8
39.2
38.8
39.5
Per common share net income (loss)
Basic $
(8.22)
$
(1.88)
$
2.57
$
23.74
Diluted $
(8.22)
$
(1.88)
$
2.57
$
23.72
(1)
Basic weighted-average common shares outstanding
38.8
39.2
38.8
39.4
Basic weighted-average common shares outstanding and unvested common shares expected to vest
38.8
39.2
39.4
39.9
Percentage allocated to common shareholders
100.0
%
100.0
%
98.7
%
98.7
%
(Some amounts may not reconcile due to rounding.)
There

were
no

material

anti-diluted

options

outstanding

for

the

three

and

nine

months

ended

September

30,
2022 and

2021.

During the

three

months

ended September

30, 2022

and 2021,

the Company

did not

exclude
the

dividends

declared

to

unvested

common

shares

as

doing

so

would

have

an

anti-dilutive

effect

on

the
numerator for basic and diluted

earnings per common share.

Options granted under share-based

compensation plans have all expired

as of
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
expenses (“LAE”).

Aside

from

litigation

and

arbitrations

related

to

these

insurance

and

reinsurance

agreements,

the

Company

is
not a party to any other material litigation

or arbitration.

8.

OTHER COMPREHENSIVE INCOME (LOSS)
The following

table presents

the components

of comprehensive

income (loss) in

the consolidated

statements

of
operations for the periods indicated:

Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
(Dollars in millions)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-
credit related $
(776)
$
64
$
(712)
$
(2,557)
$
297
$
(2,260)
Reclassification of net realized

losses (gains) included in net income
(loss)
51
(10)
41
73
(12)
61
Foreign currency translation adjustments
(109)
8
(101)
(174)
11
(163)
Reclassification of benefit plan liability amortization

included in net
income (loss)
2
(1)
1
3
(1)
2
Total other comprehensive

income (loss)
$
(832)
$
61
$
(771)
$
(2,655)
$
295
$
(2,360)
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
(Dollars in millions)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-
credit related $
(108)
$
8
$
(100)
$
(343)
$
39
$
(304)
Reclassification of net realized

losses (gains) included in net income
(loss)
(1)
(1)
(1)
(1)
(2)
(3)
Foreign currency translation adjustments
(59)
5
(54)
(30)
1
(29)
Reclassification of benefit plan liability amortization

included in net
income (loss)
2
-
2
7
(2)
6
Total other comprehensive

income (loss)
$
(166)
$
12
$
(153)
$
(367)
$
36
$
(331)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30, Affected line item within the statements of
AOCI component 2022 2021 2022 2021 operations and comprehensive income (loss)
(Dollars in millions)
URA(D) on securities $
51
$
(1)
$
73
$
(1)
Other net realized capital gains (losses)
(10)
(1)
(12)
(2)
Income tax expense (benefit)
$
41
$
(1)
$
61
$
(3)
Net income (loss)
Benefit plan net gain (loss) $
2
$
2
$
3
$
7
Other underwriting expenses
(1)
-
(1)
(2)
Income tax expense (benefit)
$
1
$
2
$
2
$
6
Net income (loss)

The following

table presents

the components

of accumulated

other comprehensive

income (loss),

net of

tax, in
the consolidated balance sheets for the periods

indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Beginning balance of URA (D) on securities $
(1,288)
$
518
$
239
$
724
Current period change in URA (D) of investments - non-credit related
(671)
(101)
(2,199)
(308)
Ending balance of URA (D) on securities
(1,959)
416
(1,959)
416
Beginning balance of foreign currency translation adjustments
(240)
(91)
(177)
(115)
Current period change in foreign currency translation adjustments
(101)
(54)
(163)
(29)
Ending balance of foreign currency translation adjustments

(341)
(144)
(341)
(144)
Beginning balance of benefit plan net gain (loss)
(49)
(70)
(50)
(74)
Current period change in benefit plan net gain (loss)
1
2
2
6
Ending balance of benefit plan net gain (loss)
(48)
(68)
(48)
(68)
Ending balance of accumulated other comprehensive income (loss) $
(2,348)
$
204
$
(2,348)
$
204
(Some amounts may not reconcile due to rounding.)
9.

CREDIT FACILITIES
The

Company

has

multiple

active

letter

of

credit

facilities

for

a

total

commitment

of

up

to

$
1.2

billion

as

of
September

30,

2022.

The

Company

also

has

additional

uncommitted

letter

of

credit

facilities

of

up

to

$
340
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
50

million

of

secured

letters

of

credit.

Effective

May

5,
2021, the agreement was amended to provide

for the issuance of up to $
500

million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At September 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Wells Fargo Bank Bilateral LOC Agreement $
500
$
387
12/30/2022
$
500
$
351
12/30/2022
47
12/29/2023
-
Total Wells Fargo

Bank Bilateral LOC Agreement
$
500
$
435
$
500
$
351
(Some amounts may not reconcile due to rounding.)

Bermuda Re Citibank Letter of Credit Facility
Effective

August

9,

2021,

Bermuda

Re

entered

into

a

letter

of

credit

issuance

facility

with

Citibank

N.A.

which
superseded

the

previous

letter

of

credit

issuance

facility

with

Citibank

N.A.

that

was

effective

December

31,
2020.

Both

of

these

agreements

are

referred

to

as

the

“Bermuda

Re

Citibank

Letter

of

Credit

Facility”.

The
current Bermuda

Re Citibank

Letter of

Credit Facility

provides

for the

committed issuance

of up

to $
230

million
of

secured

letters

of

credit.

In

addition,

the

facility

provided

for

the

uncommitted

issuance

of

up

the

$
140
million,

which

may

be

accessible

via

written

request

by

the

Company

and

corresponding

authorization

from
Citibank N.A.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At September 30, 2022 At December 31, 2021
Bank Capacity In Use Date of Expiry Capacity In Use Date of Expiry
Bermuda Re Citibank LOC Facility-

Committed
$
230
$
201
12/31/2022
$
230
$
4
2/28/2022
1
1/21/2023
1
3/1/2022
4
2/28/2023
1
11/24/2022
1
3/1/2023
–
12/16/2022
3
9/23/2023
217
12/31/2022
–
12/20/2023
1
8/15/2023
6
12/31/2023
1
9/23/2023
Bermuda Re Citibank LOC Facility - Uncommitted
140
84
12/31/2022
140
84
12/31/2022
20
9/30/2026
23
12/30/2025
Total Citibank Bilateral Agreement $
370
$
322
$
370
$
333
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank

Credit Facility
Effective

August

27,

2021

Bermuda

Re

entered

into

a

letter

of

credit

issuance

facility

with

Bayerische
Landesbank,

an agreement

referred

to as

the “Bermuda

Re Bayerische

Landesbank

Bilateral

LOC

Facility”.

The
Bermuda

Re

Bayerische

Landesbank

Bilateral

LOC

Facility

provides

for

the

committed

issuance

of

up

to

$
200
million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At September 30, 2022 At December 31, 2021
Bank Capacity In Use Date of Expiry Capacity In Use Date of Expiry
Bayerische Landesbank Bilateral LOC Agreement $
200
$
153
12/31/2022
$
200
$
155
12/31/2022
Total Bayerische Landesbank Bilateral LOC Agreement $
200
$
153
$
200
$
155
Bermuda Re Lloyd’s

Bank Credit Facility.

Effective October

8, 2021 Bermuda Re entered

into a letter of credit

issuance facility with Lloyd’s

Bank Corporate
Markets

PLC,

an

agreement

referred

to

as

the

“Bermuda

Re

Lloyd’s

Bank

Credit

Facility”.

The

Bermuda

Re
Lloyd’s

Bank Credit

Facility provides

for the

committed issuance

of up to

$
50

million of secured

letters

of credit,
and subject to credit approval a maximum

total facility amount

of $
250

million.
The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At September 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Bermuda Re Lloyd's Bank Credit Facility-Committed $
50
$
46
12/31/2022
$
50
$
46
12/31/2022
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted
200
85
12/31/2022
- -
Total Bermuda Re Lloyd's Bank Credit Facility $
250
$
131
$
50
$
46
Bermuda Re Barclays Bank Credit

Facility.

Effective

November 3,

2021 Bermuda

Re entered

into a

letter of

credit issuance

facility with

Barclays

Bank PLC,
an agreement

referred

to as

the “Bermuda

Re Barclays

Credit Facility”.

The Bermuda

Re Barclays

Credit Facility
provides for the committed issuance

of up to $
200

million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At September 30, 2022 At December 31, 2021
Bank Capacity In Use
Date of Expiry

Capacity In Use
Date of Expiry

Bermuda Re Barclays Bilateral Letter of Credit Facility $
200
$
172
12/31/2022
$
200
$
186
12/31/2022
Total Bermuda Re Barclays Bilateral

Letter of Credit Facility
$
200
$
172
$
200
$
186
Federal Home Loan Bank Membership
Everest

Reinsurance

Company

(“Everest

Re”)

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York
(“FHLBNY”), which allows

Everest

Re to

borrow up

to
10
% of its

statutory

admitted assets.

As of September

30,
2022, Everest

Re had

admitted assets

of approximately

$
22.0

billion which provides

borrowing capacity

of up to
approximately

$
2.2

billion.

As of

September 30,

2022, Everest

Re has

$
519

million of

borrowings

outstanding,
with

maturities

in

November

and

December,

2022,

and

interest

payable

at

interest

rates

between
0.53
%

and
0.65
%.

Everest

Re

incurred

interest

expense

of

$
0.8

million

and

$
0.3

million

for

the

three

months

ended
September

30,

2022

and

2021,

respectively.

Everest

Re

incurred

interest

expense

of

$
2.3

million

and

$
0.8
million

for

the

nine

months

ended

September

30,

2022

and

2021,

respectively.

The

FHLBNY

membership
agreement requires that
4.5
% of borrowed funds be used to acquire additional

membership stock.

10.

COLLATERALIZED

REINSURANCE AND TRUST AGREEMENTS
Certain

subsidiaries

of

Group

have

established

trust

agreements,

which

effectively

use

the

Company’s
investments

as collateral,

as security

for assumed

losses payable

to certain

non-affiliated

ceding companies.

At
September 30,

2022, the total

amount on deposit

in trust accounts

was $
2.2

billion, which includes

$
107

million
of restricted cash.

The Company

reinsures

some of

its catastrophe

exposures

with the

segregated

accounts

of Mt.

Logan

Re.

Mt.
Logan Re is

a Collateralized

insurer registered

in Bermuda and
100
% of the voting

common shares

are owned by
Group.

Each segregated

account invests

predominantly in

a diversified

set of catastrophe

exposures, diversified
by risk/peril and across different

geographic regions globally.

The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts and

assumed by the Company from Mt. Logan

Re segregated accounts.

Three Months Ended

Nine Months Ended
September 30, September 30,
Mt. Logan Re Segregated Accounts 2022 2021 2022 2021
(Dollars in millions)
Ceded written premiums $
68
$
115
$
150
$
270
Ceded earned premiums
57
100
149
250
Ceded losses and LAE
99
170
161
282
Assumed written premiums
2
4
3
9
Assumed earned premiums
2
4
3
9
Assumed losses and LAE - - - -
Effective

April

1,

2018,

the

Company

entered

into

a

retroactive

reinsurance

transaction

with

one

of

the

Mt.
Logan

Re

segregated

accounts

to

retrocede

$
269

million

of

casualty

reserves

held

by

Bermuda

Re

related

to
accident years
2002

through
2015
.

As consideration

for entering

the agreement,

the Company

transferred

cash
of

$
252

million

to

the

Mt.

Logan

Re

segregated

account

with

a

maximum

liability

to

be

retroceded

under

the
agreement of

$
319

million.

The Company

will retain

liability for

any amounts

exceeding

the maximum

liability.

Effective

July 1,

2022, the

Company

has commuted

this reinsurance

agreement

with the

Mt. Logan

segregated
account.

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

(Dollars in millions)
Class Description Effective Date Expiration Date Limit Coverage Basis
Series 2018-1 Class A-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/30/2018
5/5/2023
$
63
Aggregate
Series 2018-1 Class B-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/30/2018
5/5/2023
200
Aggregate
Series 2019-1 Class A-1 US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2023
150
Occurrence
Series 2019-1 Class B-1 US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2023
275
Aggregate
Series 2019-1 Class A-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2024
150
Occurrence
Series 2019-1 Class B-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2024
275
Aggregate
Series 2021-1 Class A-1 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
150
Occurrence
Series 2021-1 Class B-1 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
85
Aggregate
Series 2021-1 Class C-1 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
85
Aggregate
Series 2021-1 Class A-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
150
Occurrence
Series 2021-1 Class B-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
90
Aggregate
Series 2021-1 Class C-2 US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
90
Aggregate
Series 2022-1 Class A US, Canada, Puerto Rico – Named Storm and Earthquake Events
6/22/2022
6/22/2025
300
Aggregate
Total available limit as of September 30, 2022 $
2,063
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

(Dollars in millions)
Note Series Issue Date Maturity Date Amount
Series 2018-1 Class A-2
4/30/2018
5/5/2023
$
63
Series 2018-1 Class B-2
4/30/2018
5/5/2023
200
Series 2019-1 Class A-1
12/12/2019
12/19/2023
150
Series 2019-1 Class B-1
12/12/2019
12/19/2023
275
Series 2019-1 Class A-2
12/12/2019
12/19/2024
150
Series 2019-1 Class B-2
12/12/2019
12/19/2024
275
Series 2021-1 Class A-1
4/8/2021
4/21/2025
150
Series 2021-1 Class B-1
4/8/2021
4/21/2025
85
Series 2021-1 Class C-1
4/8/2021
4/21/2025
85
Series 2021-1 Class A-2
4/8/2021
4/20/2026
150
Series 2021-1 Class B-2
4/8/2021
4/20/2026
90
Series 2021-1 Class C-2
4/8/2021
4/20/2026
90
Series 2022-1 Class A
6/22/2022
6/22/2025
300
$
2,063
11.

SENIOR NOTES
The

table

below

displays

Everest

Reinsurance

Holdings’

(“Holdings”)

outstanding

senior

notes.

Fair

value

is
based on

quoted market

prices, but

due to

limited trading

activity,

these senior

notes are

considered Level

2 in
the fair value hierarchy.

September 30, 2022 December 31, 2021
Principal Consolidated Balance Consolidated Balance
(Dollars in millions)
Date Issued Date Due Amounts Sheet Amount Fair Value Sheet Amount Fair Value
4.868
% Senior notes
6/5/2014
6/1/2044
$
400
$
397
$
339
$
397
$
504
3.5
% Senior notes
10/7/2020
10/15/2050
1,000
980
669
980
1,055
3.125
% Senior notes
10/4/2021
10/15/2052
1,000
969
627
969
983
$
2,400
$
2,347
$
1,635
$
2,346
$
2,542
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Interest expense incurred
4.868
% Senior notes $
5
$
5
$
15
$
15
Interest expense incurred
3.5
% Senior notes
9
9
26
26
Interest expense incurred
3.125
% Senior notes
8
-
24
-
$
22
$
14
$
65
$
41

12.

LONG TERM SUBORDINATED

NOTES

The table below

displays Holdings’

outstanding fixed

to floating rate

long term subordinated

notes.

Fair value

is
based

on

quoted

market

prices,

but

due

to

limited

trading

activity,

these

subordinated

notes

are

considered
Level 2 in the fair value hierarchy.

Maturity Date September 30, 2022 December 31, 2021
Original Consolidated Balance Fair Consolidated Balance Fair
(Dollars in millions) Date Issued Principal Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long term subordinated notes
4/26/2007
$
400
5/15/2037
5/1/2067
$
218
$
179
$
224
$
216
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

2022 to
November 14, 2022 is
5.29
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

In

2009,

the

Company

had

reduced

its

outstanding

amount

of

long

term

subordinated

notes

by

$
161

million
through the initiation

of a cash tender offer

for any and

all of the long term

subordinated notes.

In addition, the
Company

repurchased

and

retired

$
13

million

of

the

long

term

subordinated

notes

in

2020.

During

the

third
quarter

of

2022,

the

Company

repurchased

and

retired

$
6

million

of

the

outstanding

long

term

subordinated
notes. The Company realized

a gain of $
1

million on the transaction.
Interest

expense

incurred

in

connection

with

these

long

term

subordinated

notes

is

as follows

for

the

periods
indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Interest expense incurred $
3
$
1
$
6
$
4
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

for the periods indicated:
Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
(Dollars in millions)
Reinsurance Insurance Total Reinsurance Insurance Total
Gross written premiums $
2,551
$
1,129
$
3,680
$
6,938
$
3,376
$
10,313
Net written premiums
2,460
862
3,323
6,664
2,492
9,156
Premiums earned $
2,245
$
822
$
3,067
$
6,451
$
2,324
$
8,775
Incurred losses and LAE
1,992
631
2,623
4,699
1,591
6,289
Commission and brokerage
537
104
641
1,582
295
1,877
Other underwriting expenses
54
115
169
156
344
500
Underwriting gain (loss) $
(338)
$
(29)
$
(367)
$
14
$
95
$
109
Net investment income
151
620
Net gains (losses) on investments
(129)
(519)
Corporate expenses
(16)
(45)
Interest, fee and bond issue cost amortization expense
(25)
(74)
Other income (expense)
(16)
(71)
Income (loss) before taxes $
(401)
$
20
(Some amounts may not reconcile due to rounding.)
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
(Dollars in millions)
Reinsurance Insurance Total Reinsurance Insurance Total
Gross written premiums $
2,488
$
1,009
$
3,498
$
6,696
$
2,924
$
9,619
Net written premiums
2,293
733
3,026
6,266
2,123
8,389
Premiums earned $
1,976
$
680
$
2,656
$
5,675
$
1,928
$
7,603
Incurred losses and LAE
1,766
508
2,274
4,206
1,366
5,572
Commission and brokerage
471
93
564
1,353
258
1,611
Other underwriting expenses
45
96
141
144
280
424
Underwriting gain (loss) $
(306)
$
(17)
$
(323)
$
(29)
$
24
$
(5)
Net investment income
293
960
Net gains (losses) on investments
(4)
139
Corporate expenses
(18)
(46)
Interest, fee and bond issue cost amortization expense
(16)
(47)
Other income (expense)
(20)
44
Income (loss) before taxes $
(88)
$
1,046
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
September 30, September 30,
(Dollars in thousands)
2022 2021 2022 2021
United Kingdom gross written premium $
312
$
282
$
936
$
897
14.

SHARE-BASED COMPENSATION

PLANS

For

the

three

months

ended

September

30,

2022,

a

total

of
4,070

restricted

stock

awards

were

granted

on
September 8, 2022 with a fair value

of $283.72 per share.

For

the

nine

months

ended

September

30,

2022,

a

total

of
203,208

restricted

stock

awards

were

granted:

187,760
,
9,048
,

2,330

and
4,070

restricted share awards

were granted

on February 23, 2022, February

24, 2022,

May

10,

2022 and

September

8,

2022,

with

a

fair

value

of

$
301.54

per

share,

$
287.94

per

share,

$280.98

per
share and $
283.72

per share, respectively.

Additionally,
18,340

performance share unit

awards were granted

on
February 23, 2022, with a fair value of $
301.54

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

Based

on

recent

competitive

behaviors

in

the
insurance

and

reinsurance

activity,

natural

catastrophe

events

and

the

macroeconomic

backdrop,

there

has
been

some

dislocation

in

the

market

which

should

have

a

positive

impact

on

rates

and

terms

and

conditions,
generally,

though local market specificities can

vary.

The increased

frequency of

catastrophe

losses experienced

throughout 2021

and thus

far in

2022 appears

to be
pressuring

the

increase

of

rates.

As

business

activity

continues

to

regain

strength

after

the

pandemic

and
current

macroeconomic

uncertainty,

rates

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

$45

million

of

incurred

underwriting

losses

related

to

the

Ukraine/Russia

war

as

of

the

nine

months
ended September 30, 2022.

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
Three Months Ended Percentage Nine Months Ended Percentage
September 30, Increase/ September 30, Increase/
(Dollars in millions)
2022 2021 (Decrease) 2022 2021 (Decrease)
Gross written premiums

$ 3,680

$ 3,498

5.2% $ 10,313

$ 9,619

7.2%
Net written premiums

3,323 3,026 9.8% 9,156 8,389 9.1%

REVENUES:
Premiums earned $ 3,067

$ 2,656

15.5% $ 8,775

$ 7,603

15.4%
Net investment income 151 293 -48.3% 620 960 -35.4%
Net gains (losses) on investments (129)

(4)

NM (519)

139

NM
Other income (expense) (16)

(20)

-20.0 (71)

44

NM
Total revenues 3,073 2,925 5.1% 8,805 8,746 0.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 2,623

2,274

15.3% 6,289

5,572

12.9%
Commission, brokerage, taxes

and fees
641 564 13.7% 1,877 1,611 16.5%
Other underwriting expenses 169

141

19.8% 500

424

17.8%
Corporate expenses 16 18 -11.9% 45 46 -3.5%
Interest, fees and bond issue

cost amortization expense
25

16

62.1% 74

47

57.5%
Total claims and expenses 3,474 3,013 15.3% 8,785 7,700 14.1%

INCOME (LOSS) BEFORE TAXES (401) (88) NM 20 1,046 -98.1%
Income tax expense (benefit)

(82)

(14)

NM (81)

97

-183.8%
NET INCOME (LOSS) $ (319) $ (73) NM $ 101 $ 948 -89.3%
RATIOS:
Point
Change
Point
Change
Loss ratio 85.5%
85.6
%
(0.1)

71.7%
73.3
%
(1.6)
Commission and brokerage ratio 20.9% 21.2% (0.3) 21.4% 21.2% 0.2
Other underwriting expense ratio 5.5%
5.3
% 0.2

5.7%
5.6
%
0.1
Combined ratio 112.0% 112.2% (0.2) 98.8% 100.1% (1.3)
At At Percentage
September 30, December 31, Increase/
(Dollars in millions, except per share amounts)
2022 2021 (Decrease)
Balance sheet data:
Total investments

and cash
$
28,516

$
29,673

-3.9%
Total assets
38,144 38,185 -0.1%
Loss and loss adjustment expense reserves 21,222

19,009

11.6%
Total debt
3,084 3,089 -0.2%
Total liabilities
30,495

28,046

8.7%
Shareholders' equity
7,649 10,139 -24.6%
Book value per share
195.27

258.21

-24.4%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums.

Gross written premiums

increased by 5.2% to

$3.7 billion for the three

months ended September

30,
2022,

compared

to

$3.5

billion

for

the

three

months

ended

September

30,

2021,

reflecting

a

$120

million,

or
11.9%, increase

in our

insurance business

and a

$62 million,

or 2.5%,

increase in

our reinsurance

business.

The
increase

in

insurance

premiums

reflects

growth

across

most

lines

of

business

driven

by

positive

rate

and
exposure

increases,

new

business

and

strong

renewal

retention.

The

increase

in

reinsurance

premiums

was
primarily due to

increases in

casualty pro

rata business

and casualty

excess of

loss business,

partially offset

by a
decline

in

property

pro

rata

business

and

property

casualty

excess

of

loss

business.

Gross

written

premiums
increased by

7.2% to

$10.3 billion

for the

nine months

ended September

30, 2022,

compared

to $9.6

billion for
the

nine

months

ended

September

30,

2021,

reflecting

a

$452

million,

or

15.5%,

increase

in

our

insurance
business and

a $242 million,

or 3.6%, increase

in our reinsurance

business.

The increase

in insurance

premiums
reflects

growth across

most lines

of business

driven by

positive rate

and exposure

increases,

new business

and
strong

renewal retention.

The increase

in reinsurance

premiums was

primarily due

to increases

in casualty

pro
rata business and financial lines of business

,

partially offset by a decline in property

pro rata business.

Net

written

premiums

increased

by

9.8%

to

$3.3

billion

for

the

three

months

ended

September

30,

2022,
compared to

$3.0 billion

for the

three months

ended September

30, 2021.

Net written

premiums increased

by
9.1%

to

$9.2

billion

for

the

nine

months

ended

September

30,

2022,

compared

to

$8.4

billion

for

the

nine
months

ended

September

30,

2021.

The

higher

percentage

increases

in

net

written

premiums

compared

to
gross written

premiums were

primarily due

to a

reduction in

business ceded

to the

segregated

accounts

of Mt.
Logan Re during

the three and

nine months ended

September 30, 2022

compared to

the three and

nine months
ended

September

30,

2021.

Premiums

earned

increased

by

15.5% to

$3.1 billion

for

the

three

months

ended
September

30,

2022,

compared

to

$2.7

billion

for

the

three

months

ended

September

30,

2021.

Premiums
earned

increased

by

15.4%

to

$8.8

billion

for

the

nine

months

ended

September

30,

2022,

compared

to

$7.6
billion for the

nine months ended

September 30, 2021.

The changes

in premiums

earned relative

to net written
premiums

are

primarily

the

result

of

timing;

premiums

are

earned

ratably

over

the

coverage

period

whereas
written premiums

are recorded

at the initiation

of the coverage

period.

Accordingly,

the significant

increases in
gross written

premiums from

pro rata

business during

the latter

half of 2021

contributed to

the current

quarter
and year-to-date percentage

increases

in net earned premiums.

Other Income (Expense).

We recorded

other expense of $16

million and $20 million for

the three months

ended
September 30, 2022 and

2021, respectively.

We recorded

other expense of $71 million

and other income of $44
million for

the nine

months ended

September 30,

2022 and

2021, respectively.

The changes

were primarily

the
result of

fluctuations in

foreign currency

exchange

rates.

We recognized

foreign currency

exchange

expense of
$9

million

and

$17

million

for

the

three

months

ended

September

30,

2022

and

2021,

respectively.

We
recognized

foreign

currency

exchange

expense

of

$70

million

and

foreign

currency

exchange

income

of

$44
million for the nine months ended September

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,783 58.1% $ - - % $ 1,783 58.1%
Catastrophes 840 27.4% - - % 840 27.4%
Total

$ 2,623 85.5% $ - - % $ 2,623 85.5%
2021

Attritional $ 1,581 59.5% $ (2) -0.1% $ 1,579 59.4%
Catastrophes 695 26.2% - - % 695 26.2%
Total

$ 2,276 85.7% $ (2) -0.1% $ 2,274 85.6%

Variance 2022/2021
Attritional $ 202 (1.4) pts $ 2 0.1 pts $ 204 (1.3) pts
Catastrophes 145 1.2 pts - - pts 145 1.2 pts
Total

$ 347 (0.2) pts $ 2 0.1 pts $ 349 (0.1) pts
Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 5,251 59.8% $ (2) - % 5,249 59.8%
Catastrophes 1,040 11.9% - - % 1,040 11.9%
Total

$ 6,291 71.7% $ (2) - % $ 6,289 71.7%
2021

Attritional $ 4,568 60.1% $ (6) -0.1% 4,562 60.0%
Catastrophes 1,010 13.3% - - % 1,010 13.3%
Total

$ 5,578 73.4% $ (6) -0.1% $ 5,572 73.3%

Variance 2022/2021
Attritional $ 683 (0.3) pts $ 4 0.1 pts $ 688 (0.2) pts
Catastrophes 30 (1.4) pts - - pts 30 (1.4) pts
Total

$ 713 (1.7) pts $ 4 0.1 pts $ 718 (1.6) pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

and

LAE

increased

by

15.3%

to

$2.6

billion

for

the

three

months

ended

September

30,

2022,
compared to

$2.3 billion

for the

three months

ended September

30,

2021, primarily

due to

an increase

of $202
million in

current year

attritional

losses and

an increase

of $145

million in

current year

catastrophe

losses.

The
increase in current year

attritional losses

was mainly due to

the impact of the increase

in premiums earned.

The
current

year

catastrophe

losses

of

$840

million

for

the

three

months

ended

September

30,

2022

related
primarily

to

Hurricane

Ian

($700

million),

the

2022

Western

Europe

hailstorms

($75

million),

Hurricane

Fiona
($25

million),

Typhoon

Nanmadol

($20

million)

and

the

2022

Western

Europe

Convective

storm

($20

million).

The $695

million of

current year

catastrophe

losses for

the three

months ended

September 30,

2021

related to
Hurricane Ida ($463 million) and the European

floods ($232 million).

Incurred

losses

and

LAE

increased

by

12.9%

to

$6.3

billion

for

the

nine

months

ended

September

30,

2022,
compared

to $5.6

billion for

the nine

months

ended September

30, 2021,

primarily due

to an

increase of

$683
million in

current

year

attritional

losses and

an increase

of $30

million in

current

year catastrophe

losses.

The
increase in

current year

attritional losses

was mainly

due to

the impact of

the increase

in premiums

earned and
$45 million

of attritional

losses incurred

due to

the Ukraine/Russia

war.

The current

year catastrophe

losses of
$1.0 billion for

the nine months

ended September 30,

2022 related

primarily to Hurricane

Ian ($700 million),

the
2022

Australia

floods

($85

million),

the

2022

Western

Europe

hailstorms

($75

million),

the

2022

South

Africa
flood ($45

million), the

2022 Western

Europe Convective

Storm ($30

million), Hurricane

Fiona ($25

million), the
2022 European

storms

($21 million),

Typhoon

Nanmadol ($20

million), the

2022 Canada

derecho ($18

million),

the 2022

2
nd

quarter U.S.

storms

($12 million),

and the

2022 March

U.S. storms

($8 million).

The $1.0

billion of
current

year

catastrophe

losses for

the nine

months

ended

September

30, 2021

related

primarily to

Hurricane
Ida ($463 million), the Texas

winter storms ($285

million) and the European

floods ($242 million) with the rest

of
the losses emanating from the 2021 Australia

floods and Victoria Australia flooding.

Catastrophe

losses and loss

expenses typically

have a

material effect

on our incurred

losses and loss

adjustment
expense

results

and can

vary significantly

from period

to

period. Losses

from natural

catastrophes

contributed
27.4 percentage

points to

the combined

ratio

for the

three months

ended September

30, 2022,

compared with
26.2 percentage

points

in

the

same

period

of

2021, and

11.9 percentage

points

to

the

combined

ratio

for

the
nine months ended September

30, 2022, compared

with 13.3 percentage

points in the same period

of 2021. The
Company has

up to

$350.0 million

of catastrophe

bond protection

(“CAT

Bond”) that

attaches

at a

$48.1 billion
PCS

Industry

loss

threshold.

This

recovery

would

be

recognized

on

a

pro-rata

basis

up

to

a

$63.8

billion

PCS
Industry loss level.

PCS’s current

industry estimate of $40.9 million

is below the attachment point.

The potential
recovery

under

the

CAT

Bond

is

not

included

in

the

Company’s

estimate

for

Hurricane

Ian

but

would

provide
significant downside protection should

the industry loss estimate increase.

Commission,

Brokerage,

Taxes

and

Fees.

Commission,

brokerage,

taxes

and

fees

increased

by

13.7%

to

$641
million for

the three

months ended

September 30,

2022, compared

to $564

million for

the three

months ended
September

30,

2021.

Commission,

brokerage,

taxes

and

fees

increased

by

16.5%

to

$1.9

billion

for

the

nine
months

ended September

30,

2022, compared

to

$1.6 billion

for

the nine

months

ended September

30, 2021.

The increases

were primarily

due to

the impact

of the

increases in

premiums earned

and changes

in the

mix of
business.

Other

Underwriting

Expenses.

Other

underwriting

expenses

were

$169

million

and

$141

million

for

the

three
months ended September

30, 2022 and

2021, respectively.

Other underwriting expenses

were $500 million

and
$424

million

for

the

nine

months

ended

September

30,

2022

and

2021,

respectively.

The

increases

in

other
underwriting

expenses

were

mainly

due

to

the

impact

of

the

increase

in

premiums

earned

as

well

as

the
continued build out of our insurance operations

,

including an expansion of the international insurance

platform.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments,

remained

relatively

flat

at

$16

million

and

$18

million

for

the

three

months

ended

September

30,
2022 and

2021,

respectively,

and

$45 million

and

$46

million

for

the

nine

months

ended

September

30,

2022
and 2021, respectively.

Interest,

Fees and

Bond Issue

Cost

Amortization

Expense.

Interest,

fees

and other

bond

amortization

expense
was

$25

million

and

$16

million

for

the

three

months

ended

September

30,

2022

and

2021,

respectively.

Interest,

fees and

other bond

amortization expense

was $74

million and

$47 million

for the

nine months

ended
September 30,

2022 and

2021, respectively.

The increases

were primarily

due to

the issuance

of $1.0

billion of
senior

notes

in

October

2021.

Interest

expense

was

also

impacted

by

the

movements

in

the

floating

interest
rate related

to the long

term subordinated

notes, which

is reset quarterly

per the note

agreement.

The floating
rate was 5.29% as of September

30, 2022.

Income Tax

Expense (Benefit).

We had

income tax

benefit of

$82 million

and $14

million for

the three

months
ended September

30, 2022

and

2021, respectively.

We

had

income tax

benefit

of $81

million and

income

tax
expense

of

$97

million

for

the

nine

months

ended

September

30,

2022

and

2021,

respectively.

Income

tax
expense is primarily a function

of the geographic location

of the Company’s

pre-tax income and

the statutory tax
rates in those jurisdictions.

The effective tax rate

(“ETR”) is primarily affected by

tax-exempt investment

income,
foreign

tax

credits

and

dividends.

Variations

in

the

ETR

generally

result

from

changes

in

the

relative

levels

of
pre-tax

income,

including

the

impact

of

catastrophe

losses

and

net

capital

gains

(losses),

among

jurisdictions
with different tax rates.

On

August

16,

2022,

the

Inflation

Reduction

Act

of

2022

(“IRA”)

was

enacted.

We

have

evaluated

the

tax
provisions

of

the

IRA,

the

most

significant

of

which

are

the

corporate

alternative

minimum

tax

and

the

share

repurchase excise tax

and do not expect the legislation to have

a material impact on our results of operations.

As
the IRS issues additional guidance, we will evaluate

any impact to our consolidated

financial statements.
Net Income (Loss).

Our

net

loss

was

$319

million

and

$73

million

for

the

three

months

ended

September

30,

2022

and

2021,
respectively.

Our net income

was $101 million and

$948 million for

the nine months

ended September 30,

2022
and 2021,

respectively.

These changes

were primarily

driven by

the financial

component fluctuations

explained
above.

Ratios.
Our combined ratio

decreased slightly

by 0.2 points

to 112.0% for

the three months

ended September 30,

2022,
compared to

112.2%

for the

three months

ended September

30, 2021 and

decreased by

1.3 points

to 98.8% for
the

nine

months

ended

September

30,

2022,

compared

to

100.1%

for

the

nine

months

ended

September

30,
2021.

The

loss

ratio

component

decreased

slightly

by

0.1

points

for

the

three

months

ended

September

30,
2022 over the

same period last

year.

The loss ratio

component decreased

1.6 points for

the nine months

ended
September 30,

2022 over the

same period last

year due to

a lower loss

ratio on

current year

catastrophe

losses.
Although

current

year

catastrophe

losses

increased

by

$30

million,

earned

premium

increased

by

$1.2

billion
resulting

in a

lower

loss

ratio

related

to

catastrophe

losses.

The commission

and brokerage

ratio

components
decreased slightly

to 20.9%

for

the three

months

ended September

30, 2022

compared

to 21.2%

for the

three
months

ended

September

30,

2021

and

increased

to

21.4%

for

the

nine

months

ended

September

30,

2022
compared to 21.2%

for the nine

months ended September

30, 2021. These changes

were mainly due

to changes
in

the

mix

of

business.

The other

underwriting

expense

ratios

increased

to

5.5%

for

the

three

months

ended
September 30,

2022 compared

to 5.3%

for the

three months

ended September

30, 2021

and increased

slightly
to

5.7%

for

the

nine

months

ended

September

30,

2022

compared

to

5.6%

for

the

nine

months

ended
September 30, 2021.

These increases were mainly due to higher insurance

operations costs.

Shareholders’ Equity.
Shareholders’

equity

decreased

by

$2.5

billion

to

$7.6

billion

at

September

30,

2022

from

$10.1

billion

at
December 31,

2021, principally

as a

result of

$2.2 billion

of unrealized

depreciation

on fixed

maturity

portfolio
net of

tax,

$191 million

of shareholder

dividends,

$163 million

of net

foreign

currency translation

adjustments,
and

the

repurchase

of 238,771

common

shares

for

$60

million,

partially

offset

by

$101

million

of net

income,
$19 million of share

-based compensation

transactions and $2

million of net

benefit plan obligation

adjustments,
net of tax.

Consolidated Investment

Results
Net Investment Income.
Net

investment

income

decreased

by

48.3%

to

$151

million

for

the

three

months

ended

September

30,

2022
compared

with

net

investment

income

of $29

3

million

for

the

three

months

ended

September

30,

2021.

The
decrease for the three

months ended September

30, 2022 was primarily

the result of a decline

of $181 million in
limited

partnership

income,

partially

offset

by

an

additional

$52

million

of

income

from

fixed

maturity
investments.

Net investment

income decreased by

35.4% to $620 million

for the nine months

ended September
30,

2022

compared

with

investment

income

of

$960

million

for

the

nine

months

ended

September

30,

2021.

The

decrease

for

the

nine

months

ended

September

30,

2022

was

primarily

the

result

of

a

decline

of

$399
million in limited

partnership income,

partially offset

by an

additional $80

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

the periods indicated.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $ 186 $ 134 $ 503 $ 423
Equity securities

6 4 15 12
Short-term investments and cash 5 - 12 1
Other invested assets

Limited partnerships (42) 139 94 493
Other 11 31 37 63
Gross investment income before adjustments 167 308 661 992
Funds held interest income (expense) - 1 4 12
Future policy benefit reserve income (expense) - - - (1)
Gross investment income 167 309 665 1,004
Investment expenses (15) (16) (45) (44)
Net investment income $ 151 $ 293 $ 620 $ 960
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison

of various investment yields for

the periods indicated.
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
Annualized pre-tax yield on average cash and invested assets 2.0% 4.4% 2.8% 5.0%
Annualized after-tax yield on average cash and invested assets 1.7% 3.8% 2.4% 4.4%
Annualized return on invested assets 0.3% 4.3% 0.5% 5.6%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated.

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance 2022 2021 Variance
Realized gains (losses) from dispositions:

Fixed maturity securities, available for sale:

Gains
$ 5 $ 17 $ (12) $ 33 $ 52 $ (20)

Losses
(58) (11) (47) (98) (26) (72)

Total
(53) 6 (59) (66) 26 (92)

Equity securities, fair value:

Gains
60 3 57 67 21 46

Losses
(2) (3) 1 (53) (11) (42)

Total
58 - 58 15 10 5

Other Invested Assets:

Gains
7 2 5 15 8 7

Losses
(1) (1) - (4) (2) (2)

Total
6 2 4 11 6 5

Short Term Investments:

Gains
1 - 1 1 - 1

Losses
- - - - - -

Total
1 - 1 1 - 1

Total net realized gains (losses) from dispositions:

Gains
73 22 51 116 81 35

Losses
(62) (15) (47) (155) (40) (115)

Total
12 8 4 (40) 41 (81)
Allowance for credit losses: (5) (7) 2 (18) (30) 12
Gains (losses) from fair value adjustments:

Equity securities, fair value
(136) (5) (131) (462) 128 (590)
Total (136) (5) (131) (462) 128 (590)

Total net gains (losses) on investments $ (129) $ (4) $ (125) $ (519) $ 139 $ (658)
(Some amounts may not reconcile due to rounding.)
Net

gains

(losses)

on

investments

during

the

three

months

ended

September

30,

2022

primarily

relate

to

net
losses from fair value

adjustments on equity

securities in the amount of

$136 million as a result

of equity market
declines during

the third

quarter of

2022.

In addition,

we realized

$12 million

of gains

due to

the disposition

of
investments and recorded

an increase to the allowance for credit

losses of $5 million.
Net

gains

(losses)

on

investments

during

the

nine

months

ended

September

30,

2022

primarily

relate

to

net
losses from fair value

adjustments on equity

securities in the amount of

$462 million as a result

of equity market
declines

during

the

first

nine

months

of

2022.

In

addition,

we

realized

$40

million

of

losses

due

to

the
disposition

of investments

and recorded

an increase

to

the

allowance

for

credit

losses

of $18

million primarily
related to our direct holdings of Russian

corporate fixed maturity

securities.
Segment Results.
The

Company

manages

its

reinsurance

and

insurance

operations

as

autonomous

units

and

key

strategic
decisions are based on the aggregate operating

results and projections for

these segments of business.

The Reinsurance

operation

writes worldwide

property

and casualty

reinsurance

and specialty

lines of

business,
on both

a treaty

and facultative

basis,

through

reinsurance

brokers,

as well

as directly

with ceding

companies.

Business is

written in

the U.S.,

Bermuda, and

Ireland offices,

as well as,

through branches

in Canada,

Singapore,
the United

Kingdom

and Switzerland.

The Insurance

operation

writes property

and casualty

insurance

directly
and

through

brokers,

surplus

lines

brokers

and

general

agents

within

the

U.S.,

Bermuda,

Canada,

Europe,
Singapore

and

South

America

through

its

offices

in

the

U.S.,

Canada,

Chile,

Singapore,

the

United

Kingdom,
Ireland and a branch located in

the Netherlands.

These segments are

managed independently,

but conform

with corporate

guidelines with respect

to pricing, risk
management,

control

of

aggregate

catastrophe

exposures,

capital,

investments

and

support

operations.

Management

generally

monitors

and

evaluates

the

financial

performance

of

these

operating

segments

based
upon their underwriting results.

Underwriting

results

include

earned

premium

less

losses

and

loss

adjustment

expenses

(“LAE”)

incurred,
commission

and

brokerage

expenses

and

other

underwriting

expenses.

We

measure

our

underwriting

results
using

ratios,

in

particular

loss,

commission

and

brokerage

and

other

underwriting

expense

ratios,

which,
respectively,

divide incurred

losses, commissions

and brokerage

and other

underwriting expenses

by premiums
earned.

The

Company

does

not

maintain

separate

balance

sheet

data

for

its

operating

segments.

Accordingly,

the
Company does not

review and evaluate

the financial results

of its operating

segments based upon

balance sheet
data.

Our

loss

and LAE

reserves

are

management’s

best

estimate

of our

ultimate

liability

for

unpaid

claims.

We

re-
evaluate

our

estimates

on

an

ongoing

basis,

including

all

prior

period

reserves,

taking

into

consideration

all
available

information,

and

in

particular,

recently

reported

loss

claim

experience

and

trends

related

to

prior
periods.

Such re-evaluations are recorded

in incurred losses in the period in which re-evalu

ation is made.
The following discusses the underwriting results for

each of our segments for the periods indicated.

Reinsurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Reinsurance

segment

for

the

periods
indicated.
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 2,551

$ 2,488

$ 62

2.5%

$ 6,938

$ 6,696

$ 242

3.6%
Net written premiums 2,460 2,293 167 7.3% 6,664 6,266 398 6.4%

Premiums earned $ 2,245 $ 1,976 $ 269 13.6% $ 6,451 $ 5,675 $ 776 13.7%
Incurred losses and LAE 1,992

1,766

226

12.8%

4,699

4,206

493

11.7%
Commission and brokerage 537 471 66 14.0% 1,582 1,353 229 16.9%
Other underwriting expenses 54

45

8

18.3%

156

144

12

8.1%
Underwriting gain (loss) $ (338) $ (306) $ (32) 10.3% $ 14 $ (29) $ 43 147.1%
Point Chg Point Chg
Loss ratio 88.7% 89.4% (0.7) 72.8% 74.1% (1.3)
Commission and brokerage ratio 23.9% 23.8% 0.1 24.5% 23.8% 0.7
Other underwriting expense ratio 2.4% 2.3% 0.1 2.4% 2.5% (0.1)
Combined ratio 115.0% 115.5% (0.5) 99.8% 100.5% (0.7)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.

Gross written premiums

increased by 2.5% to

$2.6 billion for the three

months ended September

30,
2022 from

$2.5 billion

for

the three

months

ended September

30,

2021, primarily

due

to

increases

in casualty
pro

rata

business

and

catastrophe

excess

of loss

business

due

to

additional

reinstatement

premiums,

partially
offset

by

a

decline

in

property

pro

rata

business

and

property

casualty

excess

of

loss

business.

Net

written
premiums increased

by 7.3%

to $2.5

billion for

the three

months ended

September 30,

2022 compared

to $2.3
billion

for

the

three

months

ended

September

30,

2021.

The

higher

percentage

increase

in

net

written
premiums

compared

to

gross

written

premiums

mainly

related

to

a

reduction

in

business

ceded

to

the
segregated

accounts

of

Mt.

Logan

Re

in

the

three

months

ended

September

30,

2022

compared

to

the

three
months ended

September 30,

2021.

Premiums

earned increased

by 13.6%

to $2.3

billion for

the three

months
ended

September

30,

2022,

compared

to

$2.0

billion

for

the

three

months

ended

September

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

Gross written

premiums increase

d

by 3.6%

to $6.9

billion for

the nine

months ended

September 30,

2022 from
$6.7

billion

for

the

nine

months

ended

September

30,

2021,

primarily

due

to

increases

in

casualty

pro

rata
business

and financial

lines of

business,

partially offset

by

a decline

in property

pro rata

business.

Net written
premiums

increased

by

6.4% to

$6.7 billion

for

the nine

months

ended September

30,

2022 compared

to

$6.3
billion for the nine

months ended September

30, 2021.

The higher percentage

increase in net

written premiums
compared to gross

written premiums mainly related

to a reduction in business

ceded to the segregated

accounts
of Mt. Logan

Re in the

nine months

ended September 30,

2022 compared

to the nine

months ended

September
30, 2021.

Premiums earned

increased by

13.7% to

$6.5 billion

for the

nine months

ended September

30, 2022,
compared

to

$5.7

billion

for

the

nine

months

ended

September

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,262 56.2% $ - - % 1,262 56.2%
Catastrophes 730 32.5% - - % 730 32.5%
Total Segment $ 1,992 88.7% $ - - % $ 1,992 88.7%
2021

Attritional $ 1,153 58.3% $ (2) -0.1% 1,151 58.2%
Catastrophes 615 31.1% - - % 615 31.1%
Total Segment $ 1,768 89.4% $ (2) -0.1% $ 1,766 89.4%

Variance 2022/2021
Attritional $ 109 (2.1) pts $ 2 0.1 pts $ 111 (2.1) pts
Catastrophes 115 1.4 pts - - pts 115 1.4 pts
Total Segment $ 224 (0.7) pts $ 2 0.1 pts $ 226 (0.7) pts
Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 3,781 58.6% $ (2) - % 3,779 58.6%
Catastrophes 920 14.3% - - % 920 14.3%
Total Segment $ 4,701 72.9% $ (2) - % $ 4,699 72.8%
2021

Attritional $ 3,339 58.8% $ (5) -0.1% 3,334 58.7%
Catastrophes 873 15.4% - - % 873 15.4%
Total Segment $ 4,211 74.2% $ (5) -0.1% $ 4,206 74.1%

Variance 2022/2021
Attritional $ 443 (0.2) pts $ 3 0.1 pts $ 445 (0.1) pts
Catastrophes 48 (1.1) pts - - pts 48 (1.1) pts
Total Segment $ 490 (1.3) pts $ 3 0.1 pts $ 493 (1.3) pts
Incurred losses increased

by 12.8%

to $2.0 billion for

the three months

ended September 30, 2022,

compared to
$1.8 billion

for the

three months

ended September

30, 2021.

The increase

was primarily

due to

an increase

of
$115 million in

current year

catastrophe

losses and an

increase of $109

million in current

year attritional

losses.

The

increase

in

current

year

attritional

losses

was

mainly

related

to

the

impact

of

the

increase

in

premiums
earned.

The current

year

catastrophe

losses

of $730

million

for

the

three

months

ended September

30,

2022
related

primarily

to

Hurricane

Ian

($600

million),

the

Western

Europe

hailstorms

($70

million),

Typhoon
Nanmadol

($20

million),

Hurricane

Fiona

($20

million)

and

the

2022

Western

Europe

Convective

storm

($20
million).

The $615

million of

current

year

catastrophe

losses for

the three

months

ended September

30, 2021
related primarily to Hurricane Ida

($383 million) and the European floods ($232 million).

Incurred losses

increased by

11.7% to $4.7

billion for

the nine

months ended

September 30,

2022, compared

to
$4.2 billion

for

the nine

months

ended September

30, 2021.

The increase

was

primarily

due to

an increase

of
$443 million

in current

year attritional

losses and

an increase

of $48

million in

current year

catastrophe

losses.

The

increase

in

current

year

attritional

losses

was

mainly

related

to

the

impact

of

the

increase

in

premiums
earned and

$45 million

of attritional

losses due

to the

Ukraine/Russia war

.

The current

year catastrophe

losses
of $920 million for

the nine months

ended September 30,

2022 related primarily

to Hurricane Ian

($600 million),
the 2022 Australia

floods ($85 million), the

Western Europe

hailstorms ($70 million),

the 2022 South Africa

flood
($45 million), the 2022

Western

Europe Convective

storm ($30 million),

the 2022 European

storms ($21 million),
Typhoon

Nanmadol

($20

million),

Hurricane

Fiona

($20

million),

the

2022

Canada

derecho

($18

million),

the
2022

2
nd

quarter

U.S.

storms

($7

million)

and

the

2022

March

U.S.

storms

($4

million).

The

$873

million

of
current

year

catastrophe

losses for

the nine

months

ended

September

30, 2021

related

primarily to

Hurricane

Ida ($383 million), the European

floods ($242 million) and the Texas

winter storms ($228

million) with the rest of
the losses emanating from the 2021 Australia

floods and the Victoria Australia flooding.

Segment

Expenses.

Commission

and

brokerage

expense

increased

by

14.0%

to

$537

million

for

the

three
months ended

September 30,

2022 compared

to $471

million for

the three

months ended

September 30,

2021.

Commission and brokerage

expense increased by 16.9% to

$1.6 billion for the nine months

ended September 30,
2022 compared

to $1.4

billion for

the nine

months ended

September 30,

2021.

The increases

were mainly

due
to the impact of the increases

in premiums earned and changes in the mix of business.

Segment other underwriting

expenses increased

to $54 million

for the three

months ended

September 30, 2022
from

$45

million

for

the

three

months

ended

September

30,

2021.

Segment

other

underwriting

expenses
increased to $156

million for the nine

months ended September

30, 2022 from $144

million for the

nine months
ended September

30, 2021.

The increases

were mainly

due to

the increase

in written

premium attributable

to
the planned expansion of the business.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 1,129

$ 1,009

$ 120

11.9%

$ 3,376

$ 2,924

$ 452

15.5%
Net written premiums 862 733 129 17.6% 2,492 2,123 369 17.4%

Premiums earned $ 822 $ 680 $ 142 20.9% $ 2,324 $ 1,928 $ 396 20.6%
Incurred losses and LAE 631

508

123

24.2%

1,591

1,366

225

16.5%
Commission and brokerage 104 93 11 12.0% 295 258 37 14.3%
Other underwriting expenses 115

96

20

20.5%

344

280

64

22.8%
Underwriting gain (loss) $ (29) $ (17) $ (12) 68.6% $ 95 $ 24 $ 71 288.9%
Point Chg Point Chg
Loss ratio 76.8%

74.7%

2.1

68.4%

70.8%

(2.4)

Commission and brokerage ratio 12.7% 13.7% -1.0 12.7% 13.4% (0.7)
Other underwriting

expense ratio
14.0%

14.1%

-0.1

14.8%

14.5%

0.3

Combined ratio 103.5% 102.5% 1.0 95.9% 98.7% (2.8)
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums.

Gross

written

premiums

increased by

11.9% to

$1.1 billion

for the

three

months

ended September
30, 2022

compared

to $1.0

billion for

the three

months

ended September

30,

2021.

The increase

in insurance
premiums

reflects

growth

across

most

lines

of

business

driven

by

positive

rate

and

exposure

increases,

new
business and

strong renewal

retention.

Net written

premiums increased

by 17.6%

to $862

million for

the three
months ended

September 30,

2022 compared

to $733

million for

the three

months ended

September 30,

2021.

The higher percentage increase

in net written premiums

compared to gross written

premiums was mainly due to
a

change

in

business

mix.

Premiums

earned

increased

20.9%

to

$822

million

for

the

three

months

ended
September 30,

2022 compared

to $680 million

for the

three months

ended September

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

15.5%

to

$3.4

billion

for

the

nine

months

ended

September

30,

2022
compared to

$2.9 billion

for the

nine months

ended September

30, 2021.

The increase

in insurance

premiums
reflects

growth across

most lines

of business

driven by

positive rate

and exposure

increases,

new business

and

strong

renewal retention.

Net written

premiums increased

by 17.4%

to $2.5

billion for

the nine

months ended
September

30,

2022

compared

to

$2.1

billion

for

the

nine

months

ended

September

30,

2021.

The

higher
percentage increase

in net

written

premiums compared

to gross

written premiums

was mainly

due to

a change
in

business

mix.

Premiums

earned

increased

20.6% to

$2.3

million

for

the

nine

months

ended

September

30,
2022 compared to

$1.9 billion for

the nine months

ended September 30,

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 521 63.4% $ - - % 521 63.4%
Catastrophes 110 13.4% - - % 110 13.4%
Total Segment $ 631 76.8% $ - - % $ 631 76.8%
2021

Attritional $ 428 63.0% $ - - % 428 63.0%
Catastrophes 80 11.8% - - % 80 11.8%
Total Segment $ 508 74.7% $ - - % $ 508 74.7%

Variance 2022/2021
Attritional $ 93 0.4 pts $ - - pts $ 93 0.4 pts
Catastrophes 30 1.6 pts - - pts 30 1.6 pts
Total Segment $ 123 2.1 pts $ - - pts $ 123 2.1 pts
Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,470 63.2% $ 1 - % 1,471 63.2%
Catastrophes 120 5.2% - - % 120 5.2%
Total Segment $ 1,590 68.4% $ 1 - % $ 1,591 68.4%
2021

Attritional $ 1,229 63.8% $ (1) -0.1% 1,228 63.7%
Catastrophes 138 7.1% - - % 138 7.1%
Total Segment $ 1,366 70.9% $ (1) -0.1% $ 1,366 70.8%

Variance 2022/2021
Attritional $ 241 (0.6) pts $ 2 0.1 pts $ 242 (0.5) pts
Catastrophes (18) (1.9) pts - - pts (18) (1.9) pts
Total Segment $ 223 (2.5) pts $ 2 0.1 pts $ 225 (2.4) pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

and

LAE

increased

by

24.2%

to

$631

million

for

the

three

months

ended

September

30,

2022
compared to

$508 million for

the three

months ended

September 30,

2021.

The increase

was mainly

due to

an
increase of $93 million in

current year attritional

losses and an increase

in current year catastrophe

losses of $30
million.

The

increase

in

current

year

attritional

losses

was

primarily

due

to

the

impact

of

the

increase

in
premiums earned.

The current

year catastrophe

losses of

$110 million

related

to Hurricane

Ian ($100

million),
Hurricane

Fiona

($5

million)

and

the

Western

Europe

hailstorms

($5

million).

The

$80

million

of

current

year
catastrophe losses

for the three months ended September

30, 2021 related to Hurricane Ida.

Incurred

losses

and

LAE

increased

by

16.5%

to

$1.6

billion

for

the

nine

months

ended

September

30,

2022
compared

to

$1.4 billion

for

the

nine

months

ended September

30,

2021.

The increase

was

mainly

due

to

an

increase

of

$241

million

in

current

year

attritional

losses,

partially

offset

by

a

decrease

in

current

year
catastrophe

losses of $18 million.

The increase in

current year

attritional losses

was primarily due

to the impact
of the increase in premiums earned.

The current year catastrophe

losses of $120 million related to

Hurricane Ian
($100

million),

Hurricane

Fiona

($5

million),

the

Western

Europe

hailstorms

($5

million),

the

2022

March

U.S.
storms

($5

million)

and

the

2022

2
nd

quarter

U.S.

storms

($5

million).

The

$138

million

of

current

year
catastrophe losses

for the nine months

ended September 30, 2021

related to Hurricane

Ida ($80 million) and the
Texas

winter storms ($58 million).

Segment Expenses.

Commission and

brokerage

increased by

12.0% to $104

million for

the three

months ended
September 30, 2022 compared

to $93 million for the

three months ended September

30, 2021.

Commission and
brokerage increased

by 14.3% to $295 million for

the nine months ended September

30, 2022 compared to

$258
million for

the nine

months ended

September 30,

2021.

These increases

were mainly

due to

the impact

of the
increases

in

premiums

earned

and

increased

expenses

related

to

the

continued

build

out

of

the

insurance
business, including an expansion of the international

insurance platform.

Segment

other

underwriting

expenses

increased

to

$115

million

for

the

three

months

ended

September

30,
2022 compared

to

$96 million

for

the

three

months

ended

September

30,

2021.

Segment

other

underwriting
expenses increased to $344 million for

the nine months ended September 30, 2022 compared

to $280 million for
the nine months

ended September 30,

2021.

These increases

were mainly due

to the impact

of the increase

s

in
premiums earned and increased

expenses related to

the continued build out

of the insurance business,

including
an expansion of the international insurance

platform.

FINANCIAL CONDITION

Investments.

Total

investments

were $26.8

billion at

September 30,

2022, a

decrease of

$1.4 million

compared
to

$28.2

billion

at

December

31,

2021.

This

decrease

was

primarily

related

to

declines

in

fixed

maturity
securities,

equity securities

and short

-term investments.

Fixed

maturity

securities decreased

due to

declines in
fair

values

resulting

primarily

from

higher

interest

rates,

as

well

as

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

month or quarter lag.

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
September 30, 2022 December 31, 2021
Fixed income portfolio duration (years) 3.1 3.2
Fixed income composite credit quality A+ A+
Reinsurance Recoverables

.

Reinsurance

recoverables

for both

paid and

unpaid losses

totaled $2.2

billion and

$2.1 billion

at September

30,
2022 and December 31,

2021, respectively.

At September 30,

2022, $526 million, or

23.5%, was receivable

from
Mt.

Logan

Re

collateralized

segregated

accounts;

$234

million,

or

10.4%,

was

receivable

from

Munich
Reinsurance

America,

Inc.

(“Munich

Re”)

and

$140

million,

or

6.3%

was

receivable

from

Endurance

Specialty
Holdings, Ltd. (“Endurance”).

No other retrocessionaire accoun

ted for more than 5% of our recoverables

.

Loss

and

LAE

Reserves.

Gross

loss

and

LAE

reserves

totaled

$21.2

billion

and

$19.0

billion

at

September

30,
2022 and December 31, 2021, respectively.

The following

tables summarize

gross outstanding

loss and

LAE reserves

by segment,

classified by

case reserves
and IBNR reserves, for the periods indicated.

At September 30, 2022
Case IBNR Total
% of

(Dollars in millions)
Reserves Reserves Reserves Total
Reinsurance $ 5,763

$ 9,620

$ 15,383

72.5%
Insurance 1,728 3,973 5,701 26.9%
Total excluding A&E 7,491

13,592

21,083

99.4%
A&E 139 - 139 0.6%
Total including A&E $ 7,630

$ 13,592

$ 21,222

100.0%
(Some amounts may not reconcile due

to rounding.)
At December 31, 2021
Case IBNR Total
% of

(Dollars in millions)
Reserves Reserves Reserves Total
Reinsurance $ 5,415

$ 8,312

$ 13,727

72.2%
Insurance 1,546 3,562 5,109 26.9%
Total excluding A&E 6,961

11,875

18,836

99.1%
A&E 164 10 174 0.9%
Total including A&E $ 7,125

$ 11,885

$ 19,009

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
2022 2021
Gross reserves

$
139

$
175
Ceded reserves
(15) (19)
Net reserves

$
124

$
156
(Some amounts may not reconcile due to rounding.)
With

respect

to

asbestos

only,

at

September

30,

2022,

we

had

net

asbestos

loss

reserves

of

$125

million,

or
101.0%, of total net A&E reserves, all of which was

for assumed business.
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

at

September

30,

2022.

These

metrics

can

be

skewed

by
individual large settlements

occurring in the

prior three years

and therefore,

may not be

indicative of

the timing
of future payments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.

Shareholders’

equity at

September 30,

2022 and

December 31,

2021 was

$7.6 billion

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

The regulatory targeted

capital and the actual statutory

capital for Bermuda Re and Everest

Re were as follows:
Bermuda Re
(1)
Everest Re
(2)
At December 31, At December 31,
(Dollars in millions)
2021 2020 2021 2020
Regulatory targeted capital $ 2,169

$ 1,923

$ 2,960

$ 2,490
Actual capital $ 3,184 $ 2,930 $ 5,717 $ 5,276
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

of 2022,

we repurchased

238,771 shares

for $60

million in

the open

market

and
paid

$191

million

in

dividends

to

adjust

our

capital

position

and

enhance

long

term

expected

returns

to

our
shareholders.

In

2021,

we

repurchased

887,622

shares

for

$225

million

in

the

open

market

and

paid

$247
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

As of

September 30,

2022, we

had repurchased

30.8 million
shares under this authorization.

We

also

repurchased

$6

million

of

our

long

term

subordinated

notes

during

the

third

quarter

of

2022

and
recognized

a

gain

of

$1

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
Liquidity.

Our liquidity

requirements

are generally

met from

positive

cash flow

from operations.

Positive

cash
flow results

from reinsurance

and insurance

premiums being

collected prior

to disbursements

for claims,

which
disbursements

generally

take

place

over

an

extended

period

after

the

collection

of

premiums,

sometimes

a
period of many

years.

Collected premiums

are generally

invested,

prior to

their use in

such disbursements,

and
investment

income provides

additional funding

for loss

payments.

Our net

cash flows

from operating

activities
were

$2.7

billion

and

$2.8

billion

for

the

nine

months

ended

September

30,

2022

and

2021,

respectively.

Additionally,

these cash

flows reflected

net catastrophe

loss payments

of $534

million and

$526 million

for the
nine months

ended September

30, 2022

and 2021,

respectively

and net

tax

payments

of $167

million and

$40
million for the nine months ended September

30, 2022 and 2021, respectively.

If disbursements

for claims

and benefits,

policy acquisition

costs and

other operating

expenses

were to

exceed
premium inflows,

cash flow

from reinsurance

and insurance

operations

would be

negative.

The effect

on cash
flow

from

insurance

operations

would

be

partially

offset

by

cash

flow

from

investment

income.

Additionally,
cash

inflows

from

investment

maturities

and

dispositions,

both

short-term

investments

and

longer

term
maturities are available to supplement

other operating cash flows.

As the

timing of

payments for

claims and

benefits cannot

be predicted

with certainty,

we maintain

portfolios of
long

term

invested

assets

with

varying

maturities,

along

with

short-term

investments

that

provide

additional
liquidity

for

payment

of claims.

At

September 30,

2022 and

December 31,

2021,

we

held cash

and short-term
investments

of

$2.3

billion

and

$2.6

billion,

respectively.

Our

short-term

investments

are

generally

readily
marketable

and can

be converted

to cash.

In addition

to these

cash and

short-term investments,

at September
30, 2022, we had

$1.3 billion of

available for

sale fixed

maturity securities

maturing within one

year or less,

$7.2
billion

maturing

within

one

to

five

years

and

$5.1

billion

maturing

after

five

years.

Our

$1.3

billion

of

equity
securities

are

comprised

primarily

of

publicly

traded

securities

that

can

be

easily

liquidated.

We

believe

that
these fixed maturity and

equity securities, in conjunction

with the short-term investments

and positive cash flow
from operations,

provide ample

sources of

liquidity for

the expected

payment

of losses

in the

near future.

We

do

not anticipate

selling

a significant

amount

of securities

to

pay

losses

and LAE

but have

the

ability

to

do so.

Sales of

securities might

result in

net gains

(losses)

on investments

.

At September

30, 2022

we had

$2.5 billion
of net

pre-tax

unrealized

depreciation

related

to

fixed

maturity

securities,

comprised

of

$2.3

billion

of

pre-tax
unrealized depreciation and $153 million

of pre-tax unrealized appreciation.

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

claims and/or

any

payments

due
for

its catastrophe bond program

.
In addition to our cash flows from operations

and liquid investments, we also have

multiple active credit facilities
that

provide

commitments

of

up

to

$1.2

billion

of

collateralized

standby

letters

of

credit

to

support

business
written by

our Bermuda operating

subsidiaries.

In addition, the

Company has the

ability to request

access to an
additional

$340

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

$28.6

billion

investment

portfolio,

at

September

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

$21.0 billion

fixed

maturity

portfolio.

Prepayment risk results

from potential accelerated

principal payments that

shorten the average

life and thus

the
expected yield of the security.

The table

below displays

the potential

impact of

fair value

fluctuations and

after-tax unrealized

appreciation on
our fixed maturity

portfolio (including

$611 million of short

-term investments)

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

Impact of Interest Rate Shift in Basis Points
At September 30, 2022
-200 -100
0

100 200
(Dollars in millions)
Total Fair Value $ 25,586

$ 24,861

$ 24,135

$ 23,410

$ 22,684
Fair Value Change from Base (%) 6.0% 3.0% 0.0% (3.0) % (6.0) %
Change in Unrealized Appreciation
After-tax from Base ($) $ 1,266 $ 633 $ - $ (633) $ (1,266)
We

had

$21.2

billion

and

$19.0

billion

of

gross

reserves

for

losses

and

LAE

as

of

September

30,

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

$2.8

billion

resulting

in

a

discounted

reserve

balance

of
approximately

$16.3

billion,

representing

approximately

72.8%

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

Impact of Percentage Change in Equity Fair/Market Values
At September 30, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 1,041

$ 1,171

$ 1,301

$ 1,431

$ 1,561
After-tax Change in Fair Value $ (206) $ (103) $ - $ 103 $ 206
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

ITEM 1A.

RISK FACTORS
No material changes.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
(a) (b) (c) (d)
Maximum Number (or
Total Number of Approximate Dollar
Shares (or Units) Value) of Shares (or
Purchased as Part Units) that May Yet
Total Number of of Publicly Be Purchased Under
Shares (or Units) Average Price Paid Announced Plans or the Plans or
Period Purchased per Share (or Unit) Programs Programs (1)
July 1 - 31, 2022 - $ - - 1,465,181
August 1 - 31, 2022 128,764 $ 252.6871 128,764 1,336,417
September 1 - 30, 2022 110,531 $ 252.6578 105,007 1,231,410
Total 239,295 $ - 233,771 1,231,410
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

30.8 million of the Company’s shares.
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

November 3, 2022