Form 10-K
period 2022-12-31
EVEREST RE GROUP LTD
filed 2023-02-24
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-K
_X_

Annual Report Pursuant to Section

13 or 15(d) of the Securities Exchange Act of

1934
For the fiscal year ended
December 31, 2022
___

Transition Report Pursuant

to Section 13 or 15(d) of the Securities Exchange

Act of 1934
Commission file number
1-15731
EVEREST RE GROUP, LTD.
(Exact name of registrant as specified

in its charter)
Bermuda
98-0365432
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
Seon Place – 4
th
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
YES NO X
Indicate by check

mark whether the registrant:

(1) has filed all reports

required to be

filed by Section 13

or 15(d) of the

Securities Exchange Act

of 1934 during the

preceding 12 months

(or
for such shorter period that the registrant

was required to file such reports),

and (2) has been subject to such filing requi

rements for the past 90 days.
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

YES
X
NO
If securities are

registered

pursuant to

Section 12(b)

of the

Act, indicate

by check

mark whether the

financial statements

of the

registrant included

in the filing

reflect the

correction of

an
error to previously issued financial statements.
YES NO X
Indicate

by

check mark

whether

any

of

those

error

corrections

are

restatements

that

required

a recovery

analysis

of

incentive-based

compensation

received

by

any

of

the registrant’s
executive officers during the relevant

recovery period pursuant

to §240.10D-1(b).
YES NO x
The aggregate

market value

on June

30, 2022, the

last business

day of the

registrant’s

most recently

completed second

quarter,

of the voting

shares held

by non-affiliates

of the registrant
was $
11.0

billion.

Securities registered pursuant

to Section 12(b) of the Act:
Class Trading Symbol
Name of Exchange where

Registered
Number of Shares Outstanding
At February 1, 2023
Common Shares, $0.01 par value
RE
New York Stock Exchange
39,157,235
DOCUMENTS INCORPORATED BY

REFERENCE
Certain information

required by

Items 10,

11, 12, 13

and 14 of

Form 10-K

is incorporated

by reference

into Part

III hereof

from the registrant’s

proxy statement

for the

2023 Annual General

Meeting of
Shareholders,

which

will

be

filed

with

the

Securities

and

Exchange

Commission

within

120

days

of

the

close

of

the

registrant’s

fiscal

year

ended

December

31,

2022.

EVEREST RE GROUP,

LTD
TABLE OF CONTENTS
FORM 10-K
Page
PART I
Item 1.
Business
1
Item 1A.
Risk Factors
24
Item 1B.
Unresolved Staff Comments
37
Item 2.
Properties
37
Item 3.
Legal Proceedings
37
Item 4.
Mine Safety Disclosures
38
PART II
Item 5.
Market for Registrant’s Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities
38
Item 6.
(Reserved)
40
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
41
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
67
Item 8.
Financial Statements and Supplementary Data
67
Item 9.
Changes in and Disagreements With
 Accountants on Accounting and Financial
Disclosure
67
Item 9A.
Controls and Procedures
68
Item 9B.
Other Information
68
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
68
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
68
Item 11.
Executive Compensation
69
Item 12.
Security Ownership of Certain Beneficial Owners and Management and
Related Shareholder Matters
69
Item 13.
Certain Relationships and Related Transactions, and Director Independence
69
Item 14.
Principal Accountant Fees and Services
69
PART IV
Item 15.
Exhibits and Financial Statement Schedules
69

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
Everest

Reinsurance

Company

(Ireland),

dac,

designated

activity

company;

“Ireland

Insurance”

means

Everest
Insurance

(Ireland),

dac,

designated

activity

company,

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
The Company’s

principal business, conducted

through its operating

segments, is the

underwriting of reinsurance
and

insurance

in

the

U.S.,

Bermuda

and

international

markets.

The

Company

had

gross

written

premiums,

in
2022,

of

$14.0

billion

with

approximately

66.8%

representing

reinsurance

and

33.2%

representing

insurance.

Shareholders’

equity

at

December

31,

2022

was

$8.4

billion.

The

Company

underwrites

reinsurance

both
through

brokers

and

directly

with

ceding

companies,

giving

it

the

flexibility

to

pursue

business

based

on

the
ceding

company’s

preferred

reinsurance

purchasing

method.

The

Company

underwrites

insurance

principally
through brokers,

surplus lines brokers

and general agent

relationships.

Group’s

active operating

subsidiaries are
each rated A+ (“Superior”) by

A.M. Best Company (“A.M.

Best”), a leading provider of

insurer ratings that

assigns
financial

strength

ratings

to

insurance

companies

based

on

their

ability

to

meet

their

obligations

to
policyholders.

Following is a summary of the Company’s

principal operating subsidiaries:
●
Bermuda Re,

a Bermuda

insurance company

and a direct

subsidiary of

Group, is

registered in

Bermuda as

a
Class

4

insurer

and

long-term

insurer

and

is

authorized

to

write

both

reinsurance

and

insurance

property
and

casualty

and

life

and

annuity

business.

Bermuda

Re’s

UK

branch

writes

property

and

casualty
reinsurance to

the United

Kingdom,

China and European

markets.

At December

31, 2022,

Bermuda Re

had
shareholder’s equity of $2.7 billion.

●
Everest International

Reinsurance, Ltd.

(“Everest International”),

a Bermuda insurance company

and a direct
subsidiary

of Group,

is

registered

in

Bermuda

as

a

Class

4 insurer

and

is authorized

to

write

property

and
casualty

business.

All

of

Everest

International’s

business

has

inter-affiliate

reinsurance

assumed

from
Everest Re,

the UK branch

of Bermuda Re,

Ireland Re

and Ireland Insurance

.

At December 31,

2022, Everest
International had shareholder’s

equity of $1.0 billion.

●
Ireland Re,

an Ireland

reinsurance company

and an indirect

subsidiary of Group,

is licensed to

write non-life
reinsurance, both directly and through

brokers, for

the London and European markets.
●
Ireland

Insurance,

an

Ireland

insurance

company

and

an

indirect

subsidiary

of

Group,

is

licensed

to

write
insurance for

the European markets.

In addition, Ireland

Insurance is

considered an approved/eligible

alien
surplus lines insurer in the 50 states

and the District of Columbia.
●
Everest

Compañia

de

Seguros

Generales

Chile

S.A.,

a

Chile

based

insurance

company,

is

licensed

to

write
insurance and reinsurance

within Chile.
●
Everest

Re, a

Delaware reinsurance

company and

a direct

subsidiary of

Holdings, is

a licensed

property and
casualty

insurer

and/or

reinsurer

in

all

states,

the

District

of

Columbia,

Puerto

Rico

and

Guam

and

is
authorized

to

conduct

reinsurance

business

in

Canada,

Singapore

and

Brazil.

Everest

Re

underwrites
property

and

casualty

reinsurance

for

insurance

and

reinsurance

companies

in

the

U.S.

and

international
markets.

At December 31, 2022 Everest

Re had statutory surplus of $5.6 billion.

●
Everest

Insurance

Company

of

Canada

(“Everest

Canada”),

a

Canadian

insurance

company

and

direct
subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.

●
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
●
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

is a Delaware

Domestic Surplus
Lines

Insurer

and

is

eligible

to

write

business

on

a

non-admitted

basis

in

all

other

states,

the

District

of
Columbia and

Puerto Rico.

The majority

of Everest

Indemnity’s

business is

reinsured

by its

parent,

Everest
Re.

●
Everest

Security

Insurance

Company

(“Everest

Security”),

a

Georgia

insurance

company

and

a

direct
subsidiary

of

Everest

Re,

writes

property

and

casualty

insurance

on

an

admitted

basis

in

Georgia

and
Alabama and is

approved as

an eligible surplus

lines insurer in

Delaware.

The majority

of Everest

Security’s
business is reinsured by its parent,

Everest Re.

●
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
authorized to write life rein

surance and casualty reinsurance

in both Bermuda and the U.S.

●
Everest

Premier

Insurance

Company

(“Everest

Premier”),

a

Delaware

insurance

company

and

a

direct
subsidiary of Everest

Re, is

licensed to write

property and

casualty insurance

in all 50

states and

the District
of Columbia.

●
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
appropriate pricing

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

fully

participate

in

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

For the 2022

calendar year,

no single customer

(ceding
company

or

insured)

generated

more

than

3.7%

of

the

Company’s

gross

written

premiums.

The

Company
believes

that

a

reduction

of

business

from

any

one

customer

would

not

have

a

material

adverse

effect

on

its
future financial condition or results of operations.
Approximately

60.2%,

33.2%

and

6.6%

of

the

Company’s

2022

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

2022.

The

largest
broker,

Marsh

and

McLennan,

accounted

for

approximately

20.0%

of

gross

written

premiums.

The

second
largest broker,

Aon, accounted

for approximately

16.6% of gross

written premiums.

The Company

believes that
a reduction of business assumed from any one

broker would not have

a material adverse effect

on the Company.

The

direct

reinsurance

market

is

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

non-
admitted basis.

The business

is written

through wholesale

and retail

brokers,

surplus lines

brokers

and through
program

administrators.

In

2022,

two

program

administrators

accounted

for

approximately

12%

of

the
Company’s

gross

written

premium

in

total

and

included

multiple

independent

programs

for

each

program
administrator with the largest

representing 2% of the overall

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
and branches in the Netherlands,

France, Germany and Spain.

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

Underwriting Operations.
The following five year

table presents the distribution

of the Company’s

gross written premiums

by its segments:

Reinsurance

and

Insurance.

The

premiums

for

each

segment

are

further

split

between

property

and

casualty
business and, for reinsurance business,

between pro rata or excess

of loss business:

Gross Written Premiums by Segment
Years Ended December 31,
(Dollars in millions)
2022 2021 2020 2019 2018
Reinsurance
Property Pro Rata (1) $ 2,606 28.0% $ 2,843 31.4% $ 2,397 32.9% $ 1,974 31.1% $ 2,147 34.5%
Property Non-Catastrophe XOL 574 6.2% 625 6.9% 508 7.0% 443 7.0% 398 6.4%
Property Catastrophe XOL 1,422 15.3% 1,468 16.2% 1,277 17.5% 1,187 18.6% 1,313 21.1%
Casualty Pro Rata 2,654 28.5% 2,251 24.8% 1,527 21.0% 1,443 22.7% 1,172 18.8%
Casualty XOL 1,321 14.2% 1,267 14.0% 948 13.0% 730 11.5% 574 9.2%
Financial Lines 740 7.9% 612 6.8% 625 8.6% 578 9.1% 620 10.0%
Reinsurance Total (2) $ 9,316 100.0% $ 9,067 100.0% $ 7,282 100.0% $ 6,356 100.0% $ 6,225 100.0%
Insurance (3)
Accident and Health $ 501 10.8% $ 418 10.5% $ 370 11.6% $ 337 12.1% $ 286 12.7%
Specialty Casualty 1,622 35.0% 1,360 34.0% 1,005 31.4% 798 28.4% 588 25.9%
Other Specialty 324 7.0% 233 5.9% 169 5.3% 134 4.8% 94 4.2%
Professional Liability 821 17.7% 781 19.7% 542 16.9% 409 15.0% 304 13.8%
Property/Short Tail 855 18.4% 717 18.0% 605 18.9% 531 19.1% 447 19.9%
Workers' Compensation 513 11.1% 473 11.9% 510 15.9% 569 20.5% 531 23.6%
Insurance Total (2) 4,636 100.0% 3,982 100.0% 3,201 100.0% 2,778 100.0% 2,251 100.0%
Total Company (2) $ 13,952 100.0% $ 13,050 100.0% $ 10,482 100.0% $ 9,133 100.0% $ 8,475 100.0%
__________________
(1)

For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2)

Certain totals and subtotals may not reconcile due to rounding.
(3)

Certain reclassifications have been made to prior years’ amounts to conform to the 2022 presentation
(Some amounts may not reconcile due to rounding.)
Reinsurance

Segment.

In

2022,

the

Company’s

Reinsurance

segment

wrote

$9.3

billion

of

gross

written
premiums.

Reinsurance

business

written

directly

through

the

Company’s

offices

represented

$8.4

billion

or
90.2% of the segment’s premium and

$914 million or 9.8% was written directly with

ceding companies.

Property

Pro

Rata

business,

which

accounted

for

28.0%

of

reinsurance

gross

written

premiums,

contains
predominantly

contracts

providing

coverage

to

cedents

for

property

damage

and

related

losses,

which

may
include business

interruption

and other

non-property

losses, resulting

from natural

or man-made

perils arising
from their underlying portfolio of policies at an

agreed upon percentage for both

premium and loss.

Property

Non-Catastrophe

Excess

of

Loss

(“XOL”)

business,

which

accounted

for

6.2%

of

reinsurance

gross
written

premiums,

contains

predominantly

contracts

providing

coverage

to

cedents

for

a

portion

of

property
damage

and

related

losses,

which

may

include

business

interruption

and

other

non-property

losses,

resulting
from natural or man-made perils in excess

of an agreed upon deductible up to a stated

limit.
Property Catastrophe

XOL business, which

accounted for

15.3% of reinsurance

gross written

premiums, contains
predominantly

contracts

providing

coverage

to

cedents

for

a

portion

of

property

damage

and

related

losses,
which

may

include

business

interruption

and

other

non-property

losses,

resulting

from

catastrophic

losses,

in
excess of an agreed upon deductible

up to a stated limit.

The main perils covered include hurricane,

earthquake,
flood, convective storm and

fire.
Casualty

Pro

Rata

business,

which

accounted

for

28.5%

of

reinsurance

gross

written

premiums,

contains
predominantly

contracts

providing

coverage

to

cedents

for

losses

arising

from,

but

not

limited

to,

general
liability,

professional

indemnity,

product

liability,

workers'

compensation,

employers

liability,

aviation

and auto
liability from their underlying portfolio of policies

at an agreed upon percentage

for both premium and loss.

Casualty

XOL

business,

which

accounted

for

14.2%

of

reinsurance

gross

written

premiums,

contains
predominantly

contracts

providing

coverage

to

cedents

for

losses

arising

from,

but

not

limited

to,

general
liability,

professional

indemnity,

product

liability,

workers'

compensation,

aviation

and auto

liability

from

their
underlying portfolio of policies in excess

of an agreed upon deductible up to a stated

limit.

Financial

Lines

business,

which

accounted

for

7.9%

of

reinsurance

gross

written

premiums,

contains
predominantly

contracts

providing

coverage

to

cedents

for

losses

arising

from

political

risk,

credit,

surety,
mortgage and alternative risk lines of business

on both a pro rata and excess

of loss basis.
Insurance Segment.

In 2022, the Company’s Insurance

segment wrote $4.6 billion of gross written

premiums.
Accident

and

Health

business,

which

accounted

for

10.8%

of

Insurance

gross

written

premiums,

contains
Predominantly

includes

policies

covering

Participant

Accident,

Short-Term

Medical,

and

Medical

Stop-Loss
protection for employers

with Self-funded medical plans.
Specialty

Casualty

business,

which

accounted

for

35.0%

of

Insurance

gross

written

premiums,

predominantly
includes

policies

covering

General

Liability

(Premises/Operations

and

Products),

Auto

Liability,

and
Umbrella/Excess Liability.
Other

Specialty

business,

which

accounted

for

7.0%

of

Insurance

gross

written

premiums,

predominantly
includes

policies

covering

specialty

areas

including

but

not

limited

to

Surety,

Trade

Credit

&

Political

Risk,
Transactional

Liability, Energy

& Construction, and Aviation.
Professional

Liability business,

which accounted

for 17.7%

of Insurance

gross written

premiums,

predominantly
includes

policies

covering

Directors

&

Officers

Liability,

Errors

&

Omissions,

Cyber

Liability,

and

other

ancillary
financial lines products.
Property/Short-Tail

business,

which

accounted

for

18.4%

of

Insurance

gross

written

premiums,

predominantly
includes policies covering Property,

Inland Marine, and other short-tail lines.
Workers’

Compensation

business,

which

accounted

for

11.1%

of

Insurance

gross

written

premiums,
predominantly

includes

policies

covering

Workers

Compensation

including

both

guaranteed

cost

and

loss
sensitive product offerings.
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
actuaries,

modelling

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

● selective underwriting practices;
●
diversifying its risk portfolio by geographic

area and by types and classes of business;
●
limiting its aggregate catastrophe

loss exposure in any particular geographic

zone and contiguous zones;
●
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

6.9%

of

its

December

31,

2022

shareholders’

equity.

Economic

loss

is

the

PML
exposure,

net

of

third

party

reinsurance

including

catastrophe

industry

loss

warranty

cover,

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

250

and

500

year

return

periods.

This

process

enables

management

to

identify

and

control

exposure

accumulations

and

to

integrate

such

exposures

into
enterprise risk, underwriting and capital management

decisions.

The Company’s

catastrophe

loss

projections,

segmented

by

risk

zones,

are

updated

quarterly

and

reviewed

as
part of a formal

risk management review

process.

The table below reflects

the Company’s

PML exposure, net

of
third

party reinsurance

including catas

trophe

industry

loss warranty

cover,

at various

return

periods for

its top
four

zones/perils

(as

ranked

by

the

largest

1

in

100

year

economic

loss)

based

on

loss

projection

data

as

of
January 1, 2023:
Return Periods (in years) 1 in 20 1 in 50 1 in 100 1 in 250 1 in 500
Exceeding Probability 5.0% 2.0% 1.0% 0.4% 0.2%
(Dollars in millions)
Zone/ Peril
California, Earthquake $ 143 $ 619 $ 842 $ 1,326 $ 1,762
Southeast U.S., Wind 486 677 878 1,094 1,224
Europe, Wind 176 388 585 855 979
Texas Wind 126 360 545 844 1,096
The

projected

net

economic

losses,
defined

as

PML

exposures,

net

of

third

party

reinsurance

including
catastrophe

industry loss warranty

cover,

reinstatement

premiums and estimated

income taxes,

for the top

four
zones/perils scheduled above are as follows

:
Return Periods (in years) 1 in 20 1 in 50 1 in 100 1 in 250 1 in 500
Exceeding Probability 5.0% 2.0% 1.0% 0.4% 0.2%
(Dollars in millions)
Zone/ Peril
California, Earthquake $ 114 $ 440 $ 580 $ 846 $ 1,242
Southeast U.S., Wind 302 423 515 643 764
Europe, Wind 138 286 423 620 708
Texas

Wind
94 250 368 486 663
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

31, 2022,

the Company

had $2.2

billion in

reinsurance recoverables

with respect

to both

paid and
unpaid losses

ceded.

Of this

amount $520

million, or

23.2%, was

recoverable

from Mt.

Logan Re

collateralized
segregated

accounts;

$283 million,

or 12.6%,

was recoverable

from Munich

Reinsurance

America, Inc.

(“Munich
Re”)

and

$148

million,

or

6.6%,

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
Operations – Financial Condition”.

Claims.
Insurance

claims

are

managed

by

the

Company’s

professional

Claims

staff

many

of

whom

have

insurance

and
legal

professional

qualifications.

Their

responsibilities

include

reviewing

initial

loss

reports,

analyzing

coverage
issues,

evaluating

and

reserving

claims,

and

paying

settlements.

When

appropriate

the

Claims

staff

engage
external

professional

advisors

such

as

Counsel,

Loss

Adjusters

and

Engineers

to

support

the

effective
management

of

claims.

Claims

are

allocated

to

staff

according

to

their

expertise

and

experience

and

most
specialize

in

particular

product

segments

and

geographies.

Some

insurance

claims

are

handled

by

third

party
claims service

providers

who have

limited authority

and are

subject to

oversight

by the

Company’s

professional
Claims

staff.

The

Claims

staff

work

closely

with

senior

management,

as

well

as

underwriting,

finance

and
actuarial.
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

LAE.
Significant periods of time may elapse

between the occurrence of an insured

loss, the reporting of the loss to the
insurer and the reinsurer and

the payment of that loss by the insurer

and subsequent payments to

the insurer by
the reinsurer.

To

recognize liabilities

for unpaid losses and

LAE, insurers and

reinsurers establish

reserves, which
are

balance sheet

liabilities representing

estimates

of future

amounts

needed to

pay

reported

and unreported
claims

and

related

expenses

for

losses

that

have

already

occurred.

Actual

losses

and

LAE

paid

may

deviate,
perhaps substantially,

from such

reserves.

To

the extent

reserves prove

to be

insufficient to

cover actual

losses
and

LAE

after

taking

into

account

available

reinsurance

coverage,

the

Company

would

have

to

recognize

such
reserve

shortfalls

and incur

a charge

to

earnings,

which could

be material

in the

period such

recognition

takes
place.

See ITEM

7, “Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

—
Loss and LAE Reserves”.
As part of the reserving

process, insurers

and reinsurers

evaluate historical

data and trends

and make judgments
as

to

the

impact

of

various

factors

such

as

legislative

and

judicial

developments

that

may

affect

future

claim
amounts, changes

in social

and political

attitudes that

may increase

loss exposures

and inflationary

and general
economic

trends.

While

the

reserving

process

is

difficult

and

subjective

for

insurance

companies,

the

inherent
uncertainties

of

estimating

such

reserves

are

even

greater

for

the

reinsurer,

due

primarily

to

the

longer

time
between the

date

of an

occurrence and

the reporting

of any

attendant

claims to

the reinsurer,

the diversity

of
development

patterns

among

different

types

of

reinsurance

treaties

or

facultative

contracts,

the

necessary
reliance

on

the

ceding

companies

for

information

regarding

reported

claims

and

differing

reserving

practices
among ceding

companies.

In addition,

trends

that have

affected

development

of liabilities

in the

past

may

not
necessarily occur

or affect

liability development

in the

same manner

or to

the same

degree in

the future.

As a
result,

actual

losses

and

LAE

may

deviate,

perhaps

substantially,

from

estimates

of

reserves

reflected

in

the
Company's consolidated financial statem

ents.

The

Company’s

loss

and

LAE

reserves

represent

management’s

best

estimate

of

the

ultimate

liability.

Management’s

best estimate

is developed

through

collaboration

with actuarial,

underwriting, claims,

legal

and
finance

departments

and

culminates

with

the

input

of

reserve

committees.

Each

segment

reserve

committee
includes the participation of the relevant parties

from actuarial, finance, claims and segment senior management and has

the responsibility

for recommending

and approving

management’s

best estimate.

Reserves are

further
reviewed

by

Everest’s

Chief

Reserving

Actuary

and

senior

management.

The

objective

of

such

process

is

to
determine

a

single

best

estimate

viewed

by

management

to

be

the

best

estimate

of

its

ultimate

loss

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

to Consolidated Financial Statements.

Reserves for Asbestos and Environmental

Loss and LAE.
At December 31,

2022, the Company’s

gross reserves

for A&E claims

represented 1.3%

of its total

reserves.

The
Company’s

A&E

liabilities

stem

from

Mt.

McKinley

Insurance

Company’s

(“Mt.

McKinley”)

direct

insurance
business

and Everest

Re’s

assumed reinsurance

business.

Mt. McKinley

was a

former

wholly-owned subsidiary
that was sold in

2015 to Clearwater Insurance

Company (Clearwater”), a subsidiary

of Fairfax Financial.

Liabilities
related to

Mt. McKinley’s

direct business,

which had been

ceded to

Bermuda Re

previously,

were retroceded

to
an affiliate of Clearwater in July

2015, concurrent with the sale of Mt. McKinley to Clearwater.

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

maturities, as well
as individual holdings,

3) high yield

fixed maturities,

4) bank and

private loan

securities, 5) private

equity limited
partnership

investments

and 6)

Company

owned life

insurance.

The objective

of this

portfolio diversification

is
to

enhance

the

risk-adjusted

total

return

of

the

investment

portfolio

by

allocating

a

prudent

portion

of

the
portfolio to higher return asset

classes.

The Company limits its allocation to these

asset classes because of 1) the
potential

for

volatility

in

their

values

and

2)

the

impact

of

these

investments

on

regulatory

and

rating

agency
capital adequacy

models.

The Company uses

investment managers

experienced in these

markets and

adjusts its
allocation to these investments

based upon market conditions.

The duration

of an

investment

is based

on the

maturity of

the security

but also

reflects the

payment of

interest
and the

possibility of

early prepayments.

The Company’s

fixed income

investment

guidelines include

a general
duration

guideline.

This investment

duration

guideline is

established

and periodically

revised

by management,
which

considers

economic

and

business

factors,

as

well

as

the

Company’s

average

duration

of

potential
liabilities, which, at December 31, 2022, is estimated

at approximately 3.8 years,

based on the estimated payouts
of

underwriting

liabilities

using

standard

duration

calculations.

The

average

duration

of

the

fixed

income
portfolio at December 31, 2022

and 2021 was 3.1 years and 3.2 years,

respectively.

For each

currency in

which the

Company has

established

substantial

loss and

LAE reserves,

the Company

seeks
to maintain

invested

assets

denominated in

such currency

in an

amount approximately

equal to

the estimated
liabilities.

Approximately

42.7%

of

the

Company’s

consolidated

reserves

for

losses

and

LAE

and

unearned
premiums represent amounts

payable in foreign currencies.

The Company’s

cash and

invested

assets

totaled

$29.9 billion

at December

31, 2022,

which consisted

of 85.4%
fixed maturities,

short term investments

and cash, of which

93.2% were investment

grade; 13.7% other

invested
assets and

0.9% equity

securities.

The average

maturity of

fixed maturity

securities was

4.6 years

at December
31, 2022, and their overall average

duration was 3.1 years.

As of

December 31,

2022, the

Company did

not have

any direct

investments

in commercial

real estate

or direct
commercial

mortgages

or

securities

of

issuers

that

are

experiencing

cash

flow

difficulty

to

an

extent

that

the
Company’s

management

believes

could

threaten

the

issuer’s

ability

to

meet

debt

service

payments,

except
where an allowance for credit

losses has been recognized.

The Company’s

investment

portfolio includes

structured commercial

mortgage-backed

securities (“CMBS”)

with
a book

value of

$1.0 billion

and a

fair val

ue of

$925.8 million.

CMBS securities

comprising more

than 86.6%

of
the

December

31,

2022

fair

value

are

rated

AAA

by

S&P

Global

Ratings

(“S&P”).

Furthermore,

all

held

CMBS
securities are rated investment

grade by S&P.

The following table reflects investment

results for the Company for

the periods indicated:

December 31,
Pre-tax Pre-tax
Pre-tax Pre-tax Realized Net Unrealized Net
Average Investment Effective Gains (Losses) Gains (Losses)
(Dollars in millions)
Investments

(1)
Income

(2)
Yield On Investments

(3)
On Investments
2022 $ 29,788 $ 830 2.79% $ (455) $ (2,225)
2021 27,606 1,165 4.22% 258 (542)
2020 23,253 643 2.76% 268 465
2019 19,632 647 3.30% 185 533
2018 18,426 581 3.15% (127) (251)
(1)
Average of

the beginning and

ending carrying values

of investments

and cash,

less net funds

held, future policy

benefit reserve,

and non-interest

bearing
cash.

Fixed

maturities,

available

for

sale

and

equity

securities

are

carried

at

fair

value.

Fixed

maturities,

held

to

maturity

securities

are

carried

at
amortized cost net of the expected

credit loss allowance.
(2)
After investment expenses,

excluding realized net gains

(losses) on investments.
(3)
Included in

2022, 2021,

2020, 2019

and 2018

are fair

value re-measurements

of $460

million, $236

million, $280

million,

$167 million

and ($67)

million,
respectively. In addition,

2022 & 2021 includes ($33 million) and ($28 million) of

expected credit losses.
(Some amounts may not reconcile due

to rounding.)
The following

table

represents

the credit

quality distribution

of the

Company’s

fixed

maturities

for

the periods
indicated:

At December 31,
2022 2021
(Dollars in millions)
Fair Value/ Percent of Fair Value/ Percent of
Rating Agency Credit Quality Distribution: Amortized Cost

(1)
Total Amortized Cost

(1)
Total
AAA $ 8,432 36.6% $ 7,111 31.8%
AA 2,886 12.5% 2,591 11.6%
A 6,268 27.2% 5,833 26.1%
BBB 3,768 16.3% 4,763 21.4%
BB 1,227 5.3% 1,204 5.4%
B 163 0.7% 325 1.5%
Rated below B 49 0.2% 57 0.3%
Other 283 1.2% 425 1.9%
Total $ 23,075 100.0% $ 22,308 100.0%
(Some amounts may not reconcile due

to rounding.)
(1)

Fixed maturities-available for

sale are at fair value and fixed

maturities-held to maturity are at amortized

cost, net of allowances for

credit losses

The following table summarizes fixed

maturities by contractual maturity

for the periods indicated:

At December 31,
2022 2021
Fair Value/ Percent of Fair Value/ Percent of
(Dollars in millions)
Amortized Cost

(1)
Total Amortized Cost

(1)
Total
Fixed maturity securities
Due in one year or less $ 1,319 5.7% $ 1,398 6.2%
Due after one year through five years 7,607 33.0% 7,155 32.1%
Due after five years through ten years 4,098 17.8% 5,101 22.9%
Due after ten years 1,299 5.6% 1,627 7.3%
Asset-backed securities 4,705 20.4% 3,582 16.1%
Mortgage-backed securities 4,029 17.5% 3,446 15.4%
Total fixed

maturity securities
$ 23,057 100.0% $ 22,308 100.0%
(Some amounts may not reconcile due

to rounding.)
(1) The amortized cost and fair value

of fixed maturity securities are shown

by contractual maturity.

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

effect as of January 31, 2023.

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
A+ (Superior) A+ (Strong) A1 (upper-medium)
Everest Reinsurance (Bermuda) Ltd.
A+ (Superior) A+ (Strong) A1 (upper-medium)
Everest Reinsurance Company (Ireland) dac
A+ (Superior) A+ (Strong) Not Rated
Everest National Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest Indemnity Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest Security Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest International Assurance, Ltd.

A+ (Superior) A+ (Strong) Not Rated
Everest Compañia de Seguros Generales Chile S.A. A+ (Superior) Not Rated Not Rated
Everest Insurance Company of Canada A+ (Superior) A+ (Strong) Not Rated
Everest International Reinsurance,

Ltd.
A+ (Superior) A+ (Strong) Not Rated
Everest Denali Insurance Company A+ (Superior) A+ (Strong) Not Rated
Everest Premier Insurance Company A+ (Superior) A+ (Strong) Not Rated
Everest Insurance (Ireland), dac A+ (Superior) A+ (Strong) Not Rated
A.M. Best

states

that

the

“A+”

(“Superior”) rating

is

assigned to

those

companies

which, in

its opinion,

have

a
superior

ability

to

meet

their

ongoing

insurance

policy

and

contract

obligations

based

on

A.M.

Best’s
comprehensive

quantitative

and

qualitative

evaluation

of

a

company’s

balance

sheet

strength,

operating
performance

and

business

profile.

A.M.

Best

affirmed

these

ratings

on

June

15,

2022.

S&P

states

that

the
“A+”/”A”

ratings

are assigned

to those

insurance companies

which, in

its opinion,

have strong

financial security
characteristics

with respect

to their

ability to

pay under

its insurance

policies and

contracts

in accordance

with
their

terms.

S&P

affirmed

all

ratings

on

May

27,

2022.

Moody’s

states

that

an

“A1”

rating

is

assigned

to
companies that, in

their opinion, offer

upper-medium grade

security and are

subject to low

credit risk.

Moody’s
affirmed these ratings on June 17, 2022.

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

there is
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

is primarily

driven

by

the desire

to
achieve

greater

risk

diversification

and

potentially

higher

returns

on

their

investments.

This

competition
generally has a negative impact

on rates, terms and conditions;

however,

the impact varies widely by market

and
coverage.

Based on recent competitive

behaviors in the

insurance and reinsurance

industry, natural

catastrophe
events

and

the

macroeconomic

backdrop,

there

has

been

some

dislocation

in

the

market

which

we

expect

to
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

around

the world.

The Company

has
recorded $45 million of losses related

to the Ukraine/Russia war during 2022.

Human Capital Management.
Our employees are essential to

the success of our business, and so we strive

to attract and retain

a high standard
of insurance

professionals

to meet

our business

needs as

well as

the needs

of our

clients and

customers.

As of
February

1,

2023,

the

Company

employed

2,428

persons.

Management

believes

that

employee

relations

are
good.

None of

the Company’s

employees

are

subject

to

collective

bargaining

agreements,

and the

Company

is
not aware of any current

efforts to implement such agreements.

Everest

is

committed

to

providing

our

employees

with

an

engaging

and

supportive

environment

so

that
employees

can

develop

personally

and

help

us

achieve

success

as

an

organization.

We

consider

the

ability

to
attract,

develop and

retain

a high

caliber of

insurance

professionals

to be

critical to

our success.

Opportunities
for continued

learning and

talent development

are provided

to all

employee levels.

Employees are

encouraged
to

take

ownership

of

their

development

by

using

the

tools

that

the

Company

has

made

available

to

them

-
including

industry

training,

mentorships

and

personal

development

classes.

Everest

actively

manages

its
succession

planning

throughout

our

organization

and

strives

to

provide

job

growth

and

advancement
opportunities to internal talent, where

possible.
Diversity and Inclusion.
Our strength

and success derive

from our diversity,

and we are

at our best

when we embrace

diverse views

and
perspectives.

Equality

in

opportunity,

career

development,

compensation

and

respect

for

all

individuals

are
fundamental human

rights that

are at

the forefront

of our

culture and

promoted not

only within

our workplace
but also the global

communities in which

we operate.

Our Board is

committed to

diversity within

its structure as
well as

emphasizing its

importance in

our senior

executive

leadership. We

believe that

diversity

in gender,

age,
ethnicity

and

skill

set

allows

for

dynamic

and

evolving

perspectives

in

governance,

strategy,

corporate
responsibility,

human rights and risk management.

Proactive

diversity

recruitment

is

an

integral

aspect

of

succession

planning

at

both

the

board

level

and
throughout

all

levels

in

the

organization.

Our

Talent

Development

team

works

with

senior

management

to
identify

women

and

persons

of color

across

the

Company

as

potential

leaders.

These

individuals

are

provided
management

and

executive

leadership

training

and

education

to

enhance

their

skillsets

and

provide
opportunities for

advancement.

Indeed, our

executive

officers are

measured on

their forward-thinking

diversity
initiatives

as

part

of

their

annual

performance

evaluations.

Such

diversity

at

the

most

senior

levels

of

our
organization

reflects our commitment

to identify and

develop highly qualified

women and individuals

of color to
help lead our Company into the future.

The

work

of

the

DEI

Council

has

helped

enhance

the

employee

experience

for

all

our

colleagues

across

the
organization

worldwide.

The

council

encourages

continuous

and

open

dialogue

between

executive

and

senior
management

and

traditionally

underrepresented

groups

at

all

levels,

without

fear

of

reprisal

or

retaliation,

to
identify areas

of improvement

and carry

out the

message of

inclusion both

inside and

outside our

organization.
The

DEI

council

was

instrumental

in

forming

and

supporting

additional

Employee

Resource

Groups

(“ERGs”),
developing

a

Regional

Representation

network

and

leveraging

specific

Talent

Development

and

Talent
Acquisition initiatives that will positively influence

the composition of our workforce.
Regulatory Matters.
The Company and

its insurance subsidiaries

are subject to

regulation under the

insurance statutes

of the various
jurisdictions in which they

conduct business, including

essentially all states

of the U.S., Canada,

Singapore, Brazil,
the United Kingdom,

Ireland, Chile and

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

31, 2022,

Bermuda Re,

Everest

International and

Everest

Assurance
exceeded their solvency and liquidity

requirements.

The

payment

of

dividends

to

Holdings

by

Everest

Re

is

subject

to

limitations

imposed

by

Delaware

law.

Generally,

Everest

Re

may

only

pay

dividends

out

of

its

statutory

earned

surplus,

which

was

$5.6

billion

at
December

31, 2022,

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

2023 without triggering

the requirement

for prior

approval of

regulatory authorities

in connection
with a dividend is $555 million.

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

The operations of Ireland Insurance

and its branch offices in Netherlands,

Germany, France

and Spain are subject
to

regulation

by

the

insurance

regulatory

officials

of

those

jurisdictions.

Management

believes

that

the
Company is in compliance with applicable laws

and regulations pertaining to its business

and operations.

Licenses.
Everest

Re

is

a

licensed

property

and

casualty

insurer

and/or

reinsurer

in

all

states,

the

District

of
Columbia, Puerto Rico and

Guam.

Such licensing enables U.S. domestic

ceding company clients

to take credit

for
uncollateralized reinsurance

receivables from Everest

Re in their statutory

financial statements.

Everest Re

is licensed as a property

and casualty reinsurer

in Canada. It is also

authorized to conduct

reinsurance
business in Singapore

and Brazil.

Everest Re

can also write

reinsurance in other

foreign countries.

Because some
jurisdictions

require

a reinsurer

to register

in order

to be

an acceptable

market

for local

insurers,

Everest

Re is

registered as

a foreign insurer

and/or reinsurer

in the following

countries:

Bolivia, Brazil, Chile,

China, Colombia,
Dominican

Republic,

Ecuador,

El

Salvador,

Guatemala,

Honduras,

India,

Mexico,

Nicaragua,

Panama,

Paraguay,
the Philippines, Singapore and Venezuela.

Everest National

is licensed in 50 states, the District of Columbia and

Puerto Rico.

Everest

Indemnity

is

a

Delaware

Domestic

Surplus

Lines

Insurer

and

is

eligible

to

write

insurance

on

a

surplus
lines basis in the 50 states, the District of Columbia

and Puerto Rico.

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

a long-term insurer

in Bermuda.

Bermuda Re is

also registered

as a certified

reinsurer in New

York
and

Delaware

and

is

registered

as

a

reciprocal

reinsurer

in:

Delaware;

California;

Massachusetts;

Michigan;
Minnesota; New

Hampshire; New

York;

Ohio and

Texas.

Bermuda Re

is also

an authorized

reinsurer in

the U.K.

and is also registered as a reinsurer

in China.
Everest Assurance

is registered as a

Class 3A general business

insurer in Bermuda and a Class

C long-term insurer
in Bermuda.

By virtue

of its

one-time election

under section

953(d) of

the U.S.

Internal

Revenue

Code to

be a
U.S.

income

tax

paying

“Controlled

Foreign

Corporation,”

Everest

Assurance

may

operate

in

both

the U.S.

and
Bermuda. Everest

Assurance

is also

considered

an approved/eligible

alien

surplus

lines insurer

in the

50 states
and the District of Columbia

In addition, Everest

Assurance can also write reinsurance

in other foreign countries.

Because some jurisdictions

require a reinsurer

to register

in order to

be an acceptable

market for

local insurers

,
Everest

Assurance

is

registered

as

a

foreign

insurer

and/or

reinsurance

in

the

following

countries:

Bolivia,
Columbia, Chile, Ecuador,

Guatemala, Mexico and Paraguay.
Ireland Re is licensed to write non-life

reinsurance for the London

and European markets.

Ireland

Insurance

is

licensed

to

write

insurance

for

the

European

markets.

In

addition,

Ireland

Insurance

is

considered an approved/eligible

alien surplus lines insurer in the 50 states

and the District of Columbia
Everest Canada is licensed to

write property and casualty insurance

in Canada.

Everest

Compañia de Seguros

Generales Chile

S.A. is an

insurance corporation

authorized by

the general

laws of
Chile.
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

NAIC Risk-Based

Capital Requirements.

The U.S.

National

Association of

Insurance

Commissioners

(“NAIC”) has
developed a

formula to

measure the

statutory minimum

amount of

capital required

for a

property and

casualty
insurance

company

to

support

its

overall

business

operations

in

light

of

its

size

and

risk

profile.

The

major
categories

of

a

company’s

risk

profile

are

its

asset

risk,

credit

risk,

and

underwriting

risk.

The

standard

is

an
effort

to

anticipate

insolvencies.

This

allows

regulators

to

take

actions

that

could

limit

the

impact

of

these
insolvencies on policyholders.

Under the

approved

formula,

a company’s

adjusted

statutory

surplus (end

of period

surplus adjusted

for items
not currently

applicable

to

the Everest

companies)

is compared

to

its risk

based

capital

(“RBC”).

If this

ratio

is
above a minimum

threshold, no

action is necessary.

Below this threshold

are four distinct

action levels at

which
an insurer’s

domiciliary state

regulator can

intervene with

increasing degrees

of authority

over an insurer

as the
ratio

of

adjusted

surplus

to

RBC

decreases.

The

mildest

intervention

requires

an

insurer

to

submit

a

plan

of
appropriate corrective actions.

The most severe action requires

an insurer to be rehabilitated or

liquidated.

Based on their financial positions at December 31, 2022, Everest

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

Ireland.

Holdings Ireland,

Everest

Dublin Holdings,

Ireland Re

and Ireland

Insurance conduct

business in

Ireland
and are subject to taxation

in Ireland.

Switzerland.

Ireland

Re’s

Zurich

branch

conducts

business

in

Switzerland

and

is

subject

to

taxation

in
Switzerland.

Netherlands.

Ireland

Insurance’s

Netherland

branch

conducts

business

in

the

Netherlands

and

is

subject

to
taxation in the Netherlands.

Germany:

Ireland

Insurance’s

German

branch

conducts

business

in

Germany

and

is

subject

to

taxation

in
Germany.

Spain:

Ireland Insurance’s

Spanish branch conducts business in Spain and is subject

to taxation in Spain.
France:

Ireland Insurance’s

French branch conducts business in France

and is subject to taxation in France.
Belgium: Ireland Insurance’s

Belgium branch conducts business in Belgium and is subject

to taxation in Belgium.
Singapore:

Everest

International

Reinsurance

Ltd’s

Singapore

branch

conducts

business

in

Singapore

and

is
subject to taxation in Singapore.
Chile:

Everest Insurance

Chile conducts business in Chile and is subject to taxation

in Chile.
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

RISKS RELATING TO

OUR BUSINESS
Our results could be adversely affected by catastrophic

events.

We are exposed

to unpredictable catastrophic

events, including weather-related

and other natural

catastrophes,
as well as acts of

terrorism.

The frequency and/or

severity of catastrophic

events may be

impacted in the future
by

the

continued

effects

of

climate

change.

Climate

change

and

resulting

changes

in

global

temperatures,
weather patterns,

and sea

levels may

both increase

the frequency

and severity

of natural

catastrophes

and the
resulting

losses

in

the

future

and

impact

our

risk

modeling

assumptions.

We

cannot

predict

the

impact

that
changing

climate

conditions,

if

any,

may

have

on

our

results

of

operations

or

our

financial

condition.
Additionally,

we cannot

predict how

legal, regulatory

and/or social

responses to

concerns around

global climate
change

and

the

resulting

impact

on

various

sectors

of

the

economy

may

impact

our

business.

Any

material
reduction in our operating

results caused by

the occurrence of one or

more catastrophes

could inhibit our ability
to

pay

dividends

or

to

meet our

interest

and

principal

payment

obligations.

By

way

of illustration,

during

the
past five calendar years, pre

-tax catastrophe

losses, net of reinsurance, were as follows:

Calendar year: Pre-tax net catastrophe losses
(Dollars in millions)
2022 $ 1,055
2021 1,135
2020 425
2019 576
2018 1,800
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

If our loss

reserves are inadequate

to meet our

actual losses, our

net income

would be reduced

or we could

incur
a loss.

We

are

required

to

maintain

reserves

to

cover

our

estimated

ultimate

liability

of

losses

and

LAE

for

both
reported and

unreported claims

incurred.

These reserves

are only

estimates of

what we

believe the

settlement
and administration

of claims will

cost based

on facts and

circumstances known

to us.

In setting

reserves for

our
reinsurance

liabilities,

we

rely

on

claim

data

supplied

by

our

ceding

companies

and

brokers

and

we

employ
actuarial and statistical

projections.

The information received

from our ceding companies

is not always timely or
accurate,

which

can

contribute

to

inaccuracies

in

our

loss

projections.

Because

of

the

uncertainties

that
surround

our estimates

of loss

and LAE

reserves,

we

cannot

be certain

that

ultimate

losses

and LAE

payments
will not exceed our estimates.

If our reserves are deficient, we

would be required to increase

loss reserves in the
period in

which such

deficiencies are

identified which

would cause

a charge

to our

earnings and

a reduction

of
capital.

During the past five

calendar years,

the reserve re-estimation

process resulted in

an increase to our

pre-
tax net income in 2022, 2021 and 2019 and resulted

in a decrease to our pre-tax net income

in 2020 and 2018:

Calendar year: Effect on pre-tax net income
(Dollars in millions)
2022 $ 1 increase
2021 9 increase
2020 401 decrease
2019 64 increase
2018 387 decrease
The difficulty

in

estimating

our

reserves

is significantly

more challenging

as

it

relates

to

reserving

for

potential
A&E liabilities.

At year-end 2022,

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

In addition,

losses may

arise from

events or

exposures that

are not

anticipated when

the coverage

is priced.

In
addition to unanticipated events,

we also face the unanticipated expansion

of our exposures, particularly in long-
tail liability lines.

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
We

are

generally

less reliant

on the

purchase

of reinsurance

than many

of our

competitors,

in part

because of
our strategic

emphasis on

underwriting discipline

and management

of the

cycles inherent

in our

business.

We
try to

separate

our risk

taking process

from our

risk mitigation

process in

order to

avoid developing

too great

a
reliance on

reinsurance.

With the

expansion

of the

capital

markets

into insurance

linked

financial instruments,
we

increased

our

use

of

capital

market

products

for

catastrophe

reinsurance.

In

addition,

we

have

increased
some of

our quota

share contracts

with larger

retrocessions.

The percentage

of business

that we

reinsure may
vary

considerably

from

year

to

year,

depending

on

our

view

of

the

relationship

between

cost

and

expected
benefit for the contract period.

2022 2021 2020 2019 2018
Percentage of ceded written premiums to gross

written premiums
11.5% 12.3% 13.0% 14.3% 12.5%

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

$292 billion in 2022 according

to data
compiled by

S&P.

In addition to

competitors the

entry of alternative

capital market

products and

new company
formations provide additional sources

of reinsurance and insurance capacity.
We are dependent on our key

personnel.
Our success

has been,

and will

continue to

be, dependent

on our

ability to

retain

the services

of our

Chairman,
Joseph

V.

Taranto

(age

73)

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

57);

Executive
Vice

President

and

Chief

Financial

Officer,

Mark

Kociancic

(age

53),

Executive

Vice

President,

Group,

Chief
Operating

Officer and

Head of

Reinsurance

Division,

Jim Williamson

(age 49),

Executive

Vice President,

General
Counsel,

Chief

Compliance

Officer

and

Secretary,

Sanjoy

Mukherjee

(age

56)

and

Executive

Vice

President,
President

and

Chief

Executive

Officer

of

the

Everest

Insurance
®

Division,

Mike

Karmilowicz

(age

54).

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

a six-
year term

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

The

fair

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

the fair
value

of these

investments

are reflected

as changes

to

our shareholders’

equity.

Our actively

managed

equity
security

portfolios

are

fair

valued

and

any

changes

in

fair

value

are

reflected

as

net

realized

capital

gains

or
losses.

As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

As a

part of

our ongoing

analysis of

our investment

portfolio, we

are required

to assess

current expected

credit
losses

for

all

held-to-maturity

securities

and

evaluate

expected

credit

losses

for

available-for-sale

securities
when

fair

value

is

below

amortized

cost,

which

considers

reasonable

and

supportable

forecasts

of

future
economic conditions in addition to information

about past events and current

conditions. This analysis requires

a
high degree of

judgment. Financial assets

with similar risk characteristics

and relevant

historical loss

information
are included

in the development

of an estimate

of expected

lifetime losses.

Declines in relevant

stock and

other
financial markets

and other

factors

impacting the

value of

our investments

could result

in an

adverse

effect

on
our net income and

other financial results
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

In 2022, we wrote

approximately

25.8%
of our

coverages

in non-U.S.

currencies;

as of

December

31,

2022,

we

maintained

approximately

19.3%

of our
investment portfolio in investments

denominated in non-U.S. currencies.

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

Financial Services has a

regulation pertaining to

cybersecurity for all
banking and

insurance

entities under

its jurisdiction,

which was

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

●
the total voting

power of any

shareholder owning more

than 9.9% of the

common shares will

be reduced to
9.9% of the total voting power of the common shares;
●
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

●
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

Re Advisors, Ltd.,

a direct subsidiary of Group

may have an
impact on securing approval of shareholder proposals that Group’s management supports.

As

of

December

31,

2022,

Everest

Re

Advisors,

Ltd.

(Bermuda)

owned

9,719,971

or

19.9%

of

the

outstanding
common shares of Group.

Under Group’s

bye-laws, the total voting

power of any shareholder owning more

than
9.9% of the

common shares

is reduced

to 9.9%

of the

total voting

power of

the common

shares.

Nevertheless,
Everest

Re Advisors,

Ltd., which

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

Group’s bye

-laws provide,

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
●
the material

facts as

to the

interested

director’s

relationship

or interests

are disclosed

or are

known to

the
board

of

directors

and

the

board

in

good

faith

authorizes

the

transaction

by

the

affirmative

vote

of

a
majority of the disinterested directors;
●
the material facts are

disclosed or are known to

the shareholders entitled to

vote on the transaction

and the
transaction is specifically approved

in good faith by the holders of a majority of the voting

shares; or
●
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

that foreign

-controlled

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

Bermuda.

The Company’s

other 24

locations occupy

a total

of approximately

271,200
square feet, all of which are leased.

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

2022 2021
High Low High Low
First Quarter $ 304.72 $ 267.35 $ 255.97 $ 211.08
Second Quarter 307.10 265.00 276.95 236.21
Third Quarter 285.67 245.79 273.68 236.68
Fourth Quarter 337.94 260.84 286.62 250.41
Number of Holders of Common Shares.
The number of record

holders of common

shares as of February

1, 2023 was 729.

That number does not

include
the beneficial

owners

of shares

held in

“street”

name or

held through

participants

in depositories,

such as

The
Depository Trust

Company.

Dividend History and Restrictions.
The Board

of Directors

of the

Company

has

an established

policy

of declaring

regular

quarterly

cash

dividends
and

has

paid

a

regular

quarterly

dividend

in

each

quarter

since

the

fourth

quarter

of

1995.

The

Company
declared

and

paid

its

quarterly

cash

dividend

of $1.55

per

share

for

the

four

quarters

of 2021.

The

Company
declared

and

paid

its

quarterly

cash

dividend

of

$1.55

per

share

for

the

first

quarter

of

2022

and

paid

its
quarterly cash

dividend of $1.65

per share

for the

remaining three

quarters of

2022.

On February

23, 2023, the
Company’s

Board of

Directors

declared a

dividend of

$1.65 per

share,

payable

on or

before

March 30,

2023 to
shareholders of record on

March 16, 2023.

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

Purchases of Equity Securities by the Issuer and

Affiliated Purchasers
Issuer Purchases of Equity Securities
(a) (b) (c) (d)
Maximum Number (or
Total Number of Approximate Dollar
Shares (or Units) Value) of Shares (or
Purchased as Part Units) that May Yet
Total Number of of Publicly Be Purchased Under
Shares (or Units) Average Price Paid Announced Plans or the Plans or
Period Purchased per Share (or Unit) Programs Programs (1)
January 1 - 31, 2022 — $ — — 1,470,181
February 1 - 28, 2022 44,455 $ 299.5577 — 1,470,181
March 1 - 31, 2022 11,175 $ 269.9151 5,000 1,465,181
April 1 - 30, 2022 — $ — — 1,465,181
May 1 - 31, 2022 1,601 $ 276.8129 — 1,465,181
June 1 - 30, 2022 801 $ 270.2875 — 1,465,181
July 1 - 31, 2022 — $ — — 1,465,181
August 1 - 31, 2022 128,764 $ 252.6871 128,764 1,336,417
September 1 - 30, 2022 110,531 $ 252.6578 105,007 1,231,410
October 1 - 31, 2022 2,502 $ 256.7054 2,502 1,228,908
November 1 - 30, 2022 3,828 $ 321.1994 — 1,228,908
December 1 - 31, 2022 — $ — — 1,228,908
Total 303,657 $ — 241,273 1,228,908
(1)

On

May

22,

2020,

the

Company’s

executive

committee

of

the

Board

of

Directors

approved

an

amendment

to

the

share

repurchase

program
authorizing the

Company

and/or its

subsidiary Holdings,

to purchase

up to

a current

aggregate

of 32.0

million of

the Company’s

shares (recognizing

that the
number

of

shares

authorized

for

repurchase

has

been

reduced

by

those

shares

that

have

already

been

purchased)

in

open

market

transactions,

privately
negotiated transactions or both.

As of December 31, 2022 the Company and/or

its subsidiary Holdings have repurchased

30.8 million of the Company’s shares.
Recent Sales of Unregistered

Securities.

None.

168.99
156.89
181.93
$0
$50
$100
$150
$200
$250
1/1/2017 1/1/2018 1/1/2019 1/1/2020 1/1/2021 1/1/2022
COMPARISON

OF 5 YEAR CUMULATIVE

TOTAL

RETURN*
Among Everest Re Group,

Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance

Index
Everest Re Group, Ltd. S&P 500 S&P Property & Casualty Insurance
Performance Graph.
The

following

Performance

Graph

compares

cumulative

total

shareholder

returns

on

the

Common

Shares
(assuming reinvestment of

dividends) from December 31, 2017 through

December 31, 2022, with the cumulative
total

return

of

the

Standard

&

Poor’s

500

Index

and

the

Standard

&

Poor’s

Insurance

(Property

and

Casualty)
Index.

12/17 12/18 12/19 12/20 12/21 12/22
Everest Re Group, Ltd. 100.00 100.73 131.11 113.99 136.61 168.99
S&P 500 100.00 95.62 125.72 148.85 191.58 156.89
S&P Property & Casualty Insurance 100.00 95.31 119.97 128.31 153.05 181.93
*$100 invested on 12/31/22 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6.

SELECTED FINANCIAL DATA
Information for Item 6 is not

required pursuant to General

Instruction I(2) of Form 10-K.

ITEM 7.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATION
The following is

a discussion and analysis

of our results of

operations and financial

condition for the

years ended
December

31,

2022

and

2021.

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

there is
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

primarily driven

by the

desire to
achieve

greater

risk

diversification

and

potentially

higher

returns

on

their

investments.

This

competition
generally has a negative impact

on rates, terms and conditions;

however,

the impact varies widely by market

and
coverage.

Based on recent competitive

behaviors in the

insurance and reinsurance

industry, natural

catastrophe
events

and

the

macroeconomic

backdrop,

there

has

been

some

dislocation

in

the

market

which

we

expect

to
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

around

the world.

The Company

has
recorded $45 million of losses related

to the Ukraine/Russia war during 2022.

Financial Summary.
We monitor and evaluate

our overall performance based upon

financial results.

The following table displays a
summary of the consolidated

net income (loss), ratios and shareholders’

equity for the periods indicated.
Years Ended December 31, Percentage Increase/(Decrease)
(Dollars in millions)
2022 2021 2020 2022/2021 2021/2020
Gross written premiums

$ 13,952 $ 13,050 $ 10,482 6.9% 24.5%
Net written premiums

12,344 11,446 9,117 7.9% 25.5%
REVENUES:
Premiums earned $ 11,787 $ 10,406 $ 8,682 13.3% 19.9%
Net investment income 830 1,165 643 (28.8)% 81.3%
Net gains (losses) on investments (455) 258 268 (276.4)%
-3.6%
Other income (expense) (102) 37 7 NM NM
Total revenues 12,060 11,866 9,598 1.6% 23.6%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 8,100 7,391 6,551 9.6% 12.8%
Commission, brokerage, taxes

and fees
2,528 2,209 1,873 14.5% 17.9%
Other underwriting expenses 682 583 511 17.0% 14.0%
Corporate expenses 61 68 41 (10.1)% 65.0%
Interest, fees and bond issue

cost amortization expense
101 70 36 43.9% 93.1%
Total claims and expenses 11,472 10,321 9,013 11.2% 14.5%
INCOME (LOSS) BEFORE TAXES 588 1,546 585 (62.0)% 164.1%
Income tax expense (benefit)

(9) 167 71 (105.3)% 133.9%
NET INCOME (LOSS) $ 597 $ 1,379 $ 514 (56.7)% 168.2%
RATIOS: Point Change
Loss ratio 68.7% 71.0% 75.5% (2.3) (4.5)
Commission and brokerage ratio 21.4% 21.2% 21.6% 0.2 (0.4)
Other underwriting expense ratio 5.8% 5.6% 5.8% 0.2 (0.2)
Combined ratio 96.0% 97.8% 102.9% (1.8) (5.1)
At December 31, Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)
2022 2021 2020 2022/2021 2021/2020
Balance sheet data:
Total investments

and cash
$ 29,872 $ 29,673 $ 25,462 0.7% 16.5%
Total assets 39,966 38,185 32,712 4.7% 16.7%
Loss and loss adjustment expense reserves 22,065 19,009 16,322 16.1% 16.5%
Total debt 3,084 3,089 1,910 (0.2)% 61.7%
Total liabilities 31,525 28,046 22,985 12.4% 22.0%
Shareholders' equity 8,441 10,139 9,726 (16.8)% 4.2%
Book value per share 215.54 258.21 243.25 (16.5)% 6.2%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums.

Gross

written

premiums

increased

by

6.9%

to

$14.0

billion

in

2022,

compared

to

$13.1

billion

in
2021,

reflecting

a

$653.4

million,

or

16.4%,

increase

in

our

insurance

business

and

a

$248.8

million,

or

2.7%,
increase

in our

reinsurance

business.

The increase

in insurance

premiums

reflects

growth

across

most lines

of
business,

particularly

specialty

casualty

business

and

property/short

tail

business,

driven

by

positive

rate

and
exposure

increases,

new

business

and

strong

renewal

retention.

The

increase

in

reinsurance

premiums

was
primarily due to increases in casualty pro

rata business and financial lines of business, partially offset by a decline
in

property

pro

rata

business.

Net

written

premiums

increased

by

7.9% to

$12.3 billion

in

2022, compared

to
$11.4

billion

in

2021.

The

higher

percentage

increase

in

net

written

premiums

compared

to

gross

written
premiums was primarily

due to a reduction

in business ceded to

the segregated

accounts of Mt. Logan

Re during
2022

compared

to

2021.

Premiums

earned

increased

by

13.3%

to

$11.8

billion

in

2022,

compared

to

$10.4
billion

in

2021.

The

change

in

premiums

earned

relative

to

net

written

premiums

was

primarily

the

result

of
timing; premiums

are

earned

ratably

over

the coverage

period whereas

written

premiums

are

recorded

at

the
initiation of

the coverage

period.

Accordingly,

the significant

increase in

gross written

premiums from

pro rata
business

during

the

latter

half

of

2021

contributed

to

the

current

year-to-date

percentage

increases

in

net
earned premiums.

Other Income

(Expense).

We

recorded

other expense

of $102

million and

other income

of $37

million in

2022
and 2021, respectively.

The changes were primarily

the result of fluctuations

in foreign currency exchange

rates.

We

recognized

foreign

currency

exchange

expense

of

$103

million

in

2022

and

foreign

currency

exchange
income of $28 million in 2021.

Claims and Expenses.
Incurred

Losses

and

Loss

Adjustment

Expenses.

The

following

table

presents

our

incurred

losses

and

loss
adjustment expenses (“LAE”) for

the periods indicated.

Years Ended December 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional
$
7,047 59.8%
$
(2) —%
$
7,045 59.8%
Catastrophes 1,055

9.0% —

—% 1,055

9.0%
Total segment
$
8,102 68.8%
$
(2) —%
$
8,100 68.7%

2021
Attritional
$
6,265

60.2%
$
(9)

(0.1)%
$
6,256

60.1%
Catastrophes 1,135 10.9% — —% 1,135 10.9%
Total segment
$
7,400

71.1%
$
(9)

(0.1)%
$
7,391

71.0%
2020

Attritional
$
5,724 66.0%
$
401 4.7%
$
6,126 70.7%
Catastrophes 425

4.9% —

—% 425

4.9%
Total segment
$
6,150 70.9%
$
401 4.7%
$
6,551 75.5%

Variance 2022/2021
Attritional
$
782

(0.4)
pts $
7

0.1
pts $
789

(0.3)
pts
Catastrophes (80) (1.9)
pts
— —
pts
(80) (1.9)
pts
Total segment
$
702

(2.3)
pts $
7

0.1
pts $
709

(2.2)
pts
Variance 2021/2020

Attritional
$
541 (5.8)
pts $
(411) (4.8)
pts $
130 (10.6)
pts
Catastrophes 710

6.0
pts
—

—
pts
710

6.0
pts
Total segment
$
1,251 0.2
pts $
(411) (4.8)
pts $
840 (4.6)
pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE

increased by 9.6% to

$8.1 billion in 2022, compared

to $7.4 billion in 2021,

primarily due
to

an

increase

of $782

million

in

current

year

attritional

losses,

partially

offset

by

a

decrease

of $80

million

in
current year

catastrophe

losses.

The increase

in current

year attritional

losses was

mainly due

to the

impact of
the

increase

in

premiums

earned

and

$45 million

of attritional

losses

incurred

due

to

the

Ukraine/Russia

war.

The current

year catastrophe

losses of

$1.1 billion

in 2022

related primarily

to Hurricane

Ian ($699

million), the
2022

Australia

floods

($88

million),

the

2022

Western

Europe

hailstorms

($69

million),

the

2022

South

Africa
flood ($50

million), the

2022 Western

Europe Convective

Storm ($35

million), Hurricane

Fiona ($27

million), the
2022

European

storms

($21

million)

and

the

2022

Canada

derecho

($21

million),

with

the

remaining

losses
resulting from various

storm events.

The $1.1 billion of current

year catastrophe

losses in 2021 related

primarily
to Hurricane

Ida ($460

million), the

Texas

winter storms

($294 million),

the European

floods ($242

million), the
Canada

drought

loss

($80

million)

and

the

Quad

State

tornadoes

($45

million)

with

the

rest

of

the

losses
emanating from the South Africa riots and

the 2021 Australia floods.

Catastrophe

losses and loss

expenses typically

have a

material effect

on our incurred

losses and loss

adjustment
expense results

and can

vary significantly

from period

to period.

Losses from

natural

catastrophes

contributed
9.0

percentage

points

to

the

combined

ratio

in

2022,

compared

with

10.9

percentage

points

in

2021.

The
Company has

up to

$350.0 million

of catastrophe

bond protection

(“CAT

Bond”) that

attaches

at a

$48.1 billion
PCS

Industry

loss

threshold.

This

recovery

would

be

recognized

on

a

pro-rata

basis

up

to

a

$63.8

billion

PCS
Industry loss level.

PCS’s current

industry estimate of $47.4 million

is below the attachment point.

The potential
recovery

under

the

CAT

Bond

is

not

included

in

the

Company’s

estimate

for

Hurricane

Ian

but

would

provide
significant downside protection should

the industry loss estimate increase.

Commission,

Brokerage,

Taxes

and

Fees.

Commission,

brokerage,

taxes

and

fees

increased

by

14.5%

to

$2.5
billion for

the year

ended December

31, 2022

compared

to $2.2

billion for

the year

ended December

31, 2021.

The

increase

was

primarily

due

to

the

impact

of

the

increases

in

premiums

earned

and

changes

in

the

mix

of
business.

Other

Underwriting

Expenses.

Other

underwriting

expenses

were

$682

million

and

$583

million

in

2022

and
2021, respectively.

The increase in

other underwriting expenses

was mainly due to

the impact of the

increase in
premiums earned

as well

as the

continued build

out of

our insurance

operations,

including an

expansion of

the
international insurance platform.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments, were $61

million and $68 million

for the years

ended December 31, 2022

and 2021, respectively.

The
decrease from 2021 to 2022 was mainly

due to a decrease in variable incentive compensation.

Interest,

Fees and

Bond Issue

Cost

Amortization

Expense.

Interest,

fees

and other

bond

amortization

expense
was

$101

million

and

$70

million

in

2022

and

2021,

respectively.

The

increases

were

primarily

due

to

the
issuance of $1.0

billion of senior

notes in October

2021.

Interest expense

was also

impacted by the

movements
in the

floating

interest

rate

related

to

the long

term

subordinated

notes,

which is

reset

quarterly

per the

note
agreement.

The floating rate was

6.99% as of December 31, 2022 compared to 2.54% as of December 31,

2021.

Income Tax

Expense (Benefit).

We had

income tax

benefit of $9

million and income

tax expense

of $167 million
in

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

income

was

$597

million

and

$1.4

billion

in

2022

and

2021,

respectively.

The

change

was

primarily
driven by the consolidated investment

results explained below.

Ratios.
Our

combined

ratio

decreased

by

1.8

points

to

96.0%

in

2022,

compared

to

97.8%

in

2021.

The

loss

ratio
component decreased by

2.3 points in 2022 over

the same period last year

mainly due to a decline $80 million

in
catastrophe

losses.

The

commission

and

brokerage

ratio

components

increased

slightly

to

21.4%

in

2022
compared

to

21.2%

in

2021.

The

increase

was

mainly

due

to

changes

in

the

mix

of

business.

The

other
underwriting expense ratios

increased slightly

to 5.8% in

2022 compared

to 5.6% in

2021.

These increases

were
mainly due to higher insurance operations

costs.

Shareholders’ Equity.
Shareholders’

equity

decreased

by

$1.7

billion

to

$8.4

billion

at

December

31,

2022

from

$10.1

billion

at
December

31,

2021,

principally

as

a

result

of $1.9

billion

of unrealized

depreciation

on

available

for

sale

fixed
maturity

portfolio

net

of

tax,

$255

million

of

shareholder

dividends,

$77

million

of

net

foreign

currency
translation adjustments,

and the repurchase

of 241,273 common

shares for

$61 million,

partially offset

by $597
million of net income.

Consolidated Investment

Results
Net Investment Income.
Net

investment

income

decreased

by

28.8% to

$830 million

in 2022

compared

with

net

investment

income

of
$1.2

billion

in

2021.

The

decrease

was

primarily

the

result

of

a

decline

of

$490

million

in

limited

partnership
income,

partially

offset

by

an

additional

$181

million

of

income

from

fixed

maturity

investments.

The

limited
partnership

income

primarily

reflects

decreases

in

their

reported

net

asset

values.

As

such,

until

these

asset
values are monetized and the

resultant income is distributed,

they are subject to future increases

or decreases in
the asset value, and the results may be volatile.

The following table shows the components

of net investment income for

the periods indicated.

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturities $ 742 $ 561 $ 542
Equity securities

16 17 19
Short-term investments and cash 28 1 5
Other invested assets
Limited partnerships 75 565 113
Other 29 63 2
Gross investment income before adjustments 890 1,208 681
Funds held interest income (expense) 2 12 13
Future policy benefit reserve income (expense) — (1) (1)
Gross investment income 892 1,219 692
Investment expenses (62) (54) (50)
Net investment income $ 830 $ 1,165 $ 643
(Some amounts may not reconcile due to rounding.)
The following tables show a comparison

of various investment yields for

the periods indicated.
2022 2021 2020
Annualized pre-tax yield on average cash and invested assets 2.7% 4.4% 2.9%
Annualized after-tax yield on average cash and invested assets 2.3% 3.8% 2.5%
Annualized return on invested assets 1.2% 5.3% 4.0%
2022 2021 2020
Fixed income portfolio total return
(5.9) % 0.5% 6.3%
Barclay's Capital - U.S. aggregate index
(13.0) % (1.5) % 7.5%
Common equity portfolio total return
(18.5) % 19.0% 26.7%
S&P 500 index
(18.1) % 28.7% 18.4%
Other invested asset portfolio total return
4.5% 36.5% 8.3%
The pre

-tax

equivalent

total

return

for

the

bond

portfolio

was

approximately

(5.9)%

and

0.5%,

respectively,

in
2022

and

2021.

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

(losses) for the periods indicated.
Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance Variance
Realized gains (losses) from dispositions:

Fixed maturity securities - available for sale:

Gains
$ 40 $ 72 $ 80 $ (32) $ (8)

Losses
(127) (55) (85) (72) 27

Total
(87) 17 (5) (104) 19

Equity securities:

Gains
165 42 37 123 5

Losses
(53) (15) (46) (38) 32

Total
112 28 (9) 85 37

Other Invested Assets

Gains
18 10 8 8 2

Losses
(5) (4) (6) (1) 2

Total
13 6 2 7 4

Short Term Investments

Gains
— — 1 — (1)

Losses
— — — — —

Total
— — 1 — (1)
Total net realized gains (losses) from dispositions:

Gains
223 124 126 99 (2)

Losses
(185) (74) (137) (111) 63

Total
38 50 (11) (12) 61
Allowance for credit losses: (33) (28) (2) (5) (26)
Gains (losses) from fair value adjustments:

Fixed maturities
— — 2 — (2)

Equity securities
(460) 236 279 (696) (43)
Total (460) 236 280 (696) (45)
Total net gains (losses) on investments $ (455) $ 258 $ 268 $ (713) $ (10)
(Some amounts may not reconcile due to rounding.)
Net

gains

(losses)

on

investments

in

2022

primarily

relate

to

net

losses

from

fair

value

adjustments

on

equity
securities in

the amount

of $460

million as

a result

of equity

market

declines in

2022.

In addition,

we realized
$38 million

of gains

due to

the disposition

of investments

and recorded

an increase

to the

allowance for

credit
losses of $33 million primarily related to our direct

holdings of Russian corporate

fixed maturity securities.

Segment Results.
The

Company

manages

its

reinsurance

and

insurance

operations

as

autonomous

units

and

key

strategic
decisions are based on the aggregate operating

results and projections for

these segments of business.

The Reinsurance

operation

writes worldwide

property

and casualty

reinsurance

and specialty

lines of

business,
on both

a treaty

and facultative

basis,

through

reinsurance

brokers,

as well

as directly

with ceding

companies.

Business is

written in

the U.S.,

Bermuda, and

Ireland offices,

as well as,

through branches

in Canada,

Singapore,
the United

Kingdom

and Switzerland.

The Insurance

operation

writes property

and casualty

insurance

directly

and

through

brokers,

surplus

lines

brokers

and

general

agents

within

the

U.S.,

Bermuda,

Canada,

Europe,
Singapore

and

South

America

through

its

offices

in

the

U.S.,

Canada,

Chile,

Singapore,

the

United

Kingdom,
Ireland and branches located

in the Netherlands, France, Germany and Spain.

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

Reinsurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Reinsurance

segment

for

the

periods
indicated.

Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance % Change Variance % Change
Gross written premiums $ 9,316

$ 9,067

$ 7,282

$ 249

2.7% $ 1,786

24.5%
Net written premiums 8,983 8,536 6,768 447 5.2% 1,768 26.1%

Premiums earned $ 8,663 $ 7,758 $ 6,466 $ 905 11.7% $ 1,291 20.0%
Incurred losses and LAE 5,997

5,556

4,933

441

7.9% 623

12.6%
Commission and brokerage 2,134 1,855 1,552 279 15.1% 302 19.5%
Other underwriting expenses 218

199

176

19

9.6% 23

13.3%
Underwriting gain (loss)

$ 313 $ 147 $ (195) $ 166 112.6% $ 343 175.4%
Point Chg Point Chg
Loss ratio 69.2% 71.6% 76.3%

(2.4)

(4.7)
Commission and brokerage ratio 24.6% 23.9% 24.0% 0.7 (0.1)
Other underwriting expense ratio 2.5% 2.6% 2.7%

(0.1)

(0.1)
Combined ratio 96.4% 98.1% 103.0% (1.8) (4.9)
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums.

Gross written

premiums increased by

2.7% to $9.3 billion

in 2022 from $9.1

billion in 2021, primarily
due

to

increases

in

casualty

pro

rata

business

and

financial

lines

of

business,

partially

offset

by

a

decline

in
property

pro rata

business.

Net written

premiums

increased

by 5.2%

to

$9.0 billion

in 2022

compared

to

$8.5
billion in

2021.

The higher

percentage

increase

in net

written

premiums

compared

to gross

written

premiums

mainly related to

a reduction in business ceded

to the segregated

accounts of Mt. Logan

Re in 2022 compared

to
2021.

Premiums

earned

increased

by

11.7%

to

$8.7

billion

in

2022,

compared

to

$7.8

billion

in

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

Years Ended December 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 5,070

58.5% $ (2)

—% $ 5,067

58.5%
Catastrophes 930 10.7% — —% 930 10.7%
Total segment $ 6,000

69.2% $ (2)

—% $ 5,997

69.2%
2021

Attritional $ 4,582 59.1% $ (8) (0.1)% $ 4,574 59.0%
Catastrophes 983

12.7% —

—% 983

12.7%
Total segment $ 5,564 71.8% $ (8) (0.1)% $ 5,556 71.6%

2020
Attritional $ 4,180

64.6% $ 397

6.1% $ 4,576

70.7%
Catastrophes 357 5.5% — —% 357 5.5%
Total segment $ 4,537

70.1% $ 397

6.1% $ 4,933

76.3%
Variance 2022/2021

Attritional $ 488 (0.6)
pts
$ 6 0.1
pts
$ 494 (0.5)
pts
Catastrophes (53)

(2.0)
pts
—

—
pts
(53)

(2.0)
pts
Total segment $ 435 (2.6)
pts
$ 6 0.1
pts
$ 441 (2.4)
pts

Variance 2021/2020
Attritional $ 402

(5.5)
pts
$ (405)

(6.2)
pts
$ (3)

(11.7)
pts
Catastrophes 626 7.2
pts
— —
pts
626 7.2
pts
Total segment $ 1,028

1.7
pts
$ (405)

(6.2)
pts
$ 623

(4.5)
pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

increased

by

7.9%

to

$6.0

billion

in

2022, compared

to

$5.6

billion

in

2021.

The

increase

was
primarily due to an increase

of $488 million in current

year attritional losses,

partially offset by a decrease

of $53
million in

current

year catastrophe

losses.

The increase

in current

year attritional

losses was

mainly related

to
the

impact

of the

increase

in

premiums

earned

and

$45 million

of attritional

losses

due to

the

Ukraine/Russia
war.

The

current

year

catastrophe

losses

of

$930

million

in

2022

related

primarily

to

Hurricane

Ian

($599
million),

the

2022

Australia

floods

($88

million),

the

Western

Europe

hailstorms

($69

million),

the

2022

South
Africa

flood

($50

million),

the

2022

Western

Europe

Convective

storm

($29

million),

Hurricane

Fiona

($22
million), the 2022 European

storms ($21 million)

and the 2022 Canada

derecho ($21 million),

with the remaining
losses resulting

from various

storm events.

The $983

million of

current year

catastrophe

losses in

2021 related
primarily

to

Hurricane

Ida

($380

million),

the

Texas

winter

storms

($237

million),

the

European

floods

($242
million), the

Canada drought

loss ($80

million) and

the Quad

state

tornadoes ($30

million), with

the rest

of the
losses emanating from the 2021 South Africa riots and

the 2021 Australia floods.

Segment Expenses.

Commission and

brokerage

expense increased

by 15.1% to

$2.1 billion in

2022 compared to
$1.9 billion in 2021.

The increase was mainly

due to the impact of the

increase in premiums earned

and changes

in

the

mix

of

business.

Segment

other

underwriting

expenses

increased

to

$218

million

in

2022

from

$199
million

in

2021.

The

increase

was

mainly

due

to

the

increase

in

written

premium

attributable

to

the

planned
expansion of the business.
Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.

Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance % Change Variance % Change
Gross written premiums $ 4,636

$ 3,983

$ 3,201

$ 653

16.4% $ 782

24.4%
Net written premiums 3,361 2,910 2,349 451 15.5% 561 23.9%

Premiums earned $ 3,124 $ 2,649 $ 2,215 $ 475 17.9% $ 434 19.6%
Incurred losses and LAE 2,103

1,835

1,617

268

14.6% 217

13.4%
Commission and brokerage 394 354 321 40 11.3% 33 10.4%
Other underwriting expenses 463

384

336

79

20.8% 48

14.3%
Underwriting gain (loss)

$ 164 $ 76 $ (58) $ 88 114.4% $ 135 230.7%
Point Chg Point Chg
Loss ratio 67.3% 69.3% 73.0%

(2.0)

(3.7)
Commission and brokerage ratio 12.6% 13.4% 14.5% (0.8) (1.1)
Other underwriting expense ratio 14.8% 14.5% 15.1%

0.3

(0.6)
Combined ratio 94.8% 97.1% 102.6% (2.5) (5.5)
(Some amounts may not reconcile due to rounding.)
Premiums.

Gross written

premiums increased

by 16.4% to

$4.6 billion in

2022 compared

to $4.0 billion

in 2021.

The increase

in insurance

premiums reflects

growth across

most lines

of business,

particularly specialty

casualty
and

property/short

tail

business,

driven

by

positive

rate

and

exposure

increases,

new

business

and

strong
renewal retention.

Net written

premiums increased

by 15.5% to

$3.4 billion in

2022 compared

to $2.9 billion

in
2021, which

is consistent

with the

percentage

change

in gross

written

premiums.

Premiums

earned increased
17.9% to

$3.1 million

in 2022

compared to

$2.6 billion

in 2021.

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

Years Ended December 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,977 63.3% $ 1 —% $ 1,978 63.3%
Catastrophes 125

4.0% —

—% 125

4.0%
Total segment $ 2,102 67.3% $ 1 —% $ 2,103 67.3%

2021
Attritional $ 1,684

63.6% $ (1)

—% $ 1,682

63.6%
Catastrophes 153 5.8% — —% 153 5.8%
Total segment $ 1,836

69.4% $ (1)

—% $ 1,835

69.3%
2020

Attritional $ 1,545 69.7% $ 5 0.2% $ 1,549 69.9%
Catastrophes 68

3.1% —

—% 68

3.1%
Total segment $ 1,613 72.8% $ 5 0.2% $ 1,617 73.0%

Variance 2022/2021
Attritional $ 293

(0.3)
pts
$ 1

—
pts
$ 294

(0.3)
pts
Catastrophes (28) (1.8)
pts
— —
pts
(28) (1.8)
pts
Total segment $ 265

(2.1)
pts
$ 1

—
pts
$ 266

(2.0)
pts
Variance 2021/2020

Attritional $ 139 (6.1)
pts
$ (6) (0.2)
pts
$ 133 (6.3)
pts
Catastrophes 85

2.7
pts
—

—
pts
85

2.7
pts
Total segment $ 223 (3.4)
pts
$ (6) (0.2)
pts
$ 217 (3.7)
pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by

14.6% to $2.1 billion in 2022 compared to $1.8 billion

in 2021.

The increase
was mainly

due to

an increase

of $293

million in

current year

attritional

losses,

partially offset

by a

decrease in
current year

catastrophe

losses of

$28 million.

The increase

in current

year attritional

losses was

primarily due
to the impact

of the increase

in premiums earned.

The current year

catastrophe

losses of $125

million primarily
related to

Hurricane Ian

($99 million),

with the

remaining losses

resulting from

various storm

events.

The $153
million of current

year catastrophe

losses in 2021 related

to Hurricane Ida

($80 million), the Texas

winter storms
($58 million) and the Quad State tornadoes

($15 million).

Segment

Expenses.

Commission and

brokerage

increased by

11.3% to

$394 million

in 2022

compared

to

$354
million

in

2021.

Segment

other

underwriting

expenses

increased

to

$463

million

in

2022

compared

to

$384
million

in

2021.

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

At
December 31,

2022, we

had reinsurance

reserves of

$16.1 billion,

of which

$278 million

were loss

reserves for
A&E

liabilities,

and

insurance

loss

reserves

of

$5.9

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
Bornhuetter-Ferguson,

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
Our carried

reserves at

each reporting

date are

management’s

best estimate

of ultimate

unpaid losses

and LAE
at

that

date.

We

complete

detailed

reserve

studies

for

each exposure

group

annually

for our

reinsurance

and
insurance

operations.

The

completed

annual

reinsurance

reserve

studies

are

“rolled

forward”

for

each
accounting period

until the

subsequent reserve

study is

completed.

Analyzing the

roll-forward

process involves
comparing

actual

reported

losses

to

expected

losses

based

on

the

most

recent

reserve

study.

We

analyze
significant

variances

between

actual

and

expected

losses

and

also

consider

recent

market,

underwriting

and
management

criteria

to

determine

management’s

best

estimate

of

ultimate

unpaid

losses

and

LAE.

Management’s

best estimate

is developed

through

collaboration

with actuarial,

underwriting, claims,

legal

and
finance

departments

and

culminates

with

the

input

of

reserve

committees.

Each

segment

reserve

committee
includes the participation of the relevant parties

from actuarial, finance, claims and segment senior management and has

the responsibility

for recommending

and approving

management’s

best estimate.

Reserves are

further
reviewed

by

Everest’s

Chief

Reserving

Actuary

and

senior

management.

The

objective

of

such

process

is

to
determine a single best

estimate viewed by

management to be

the best estimate

of its ultimate loss

liability.

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
2022 2021 2020
Reinsurance $ 2,255 $ 2,055 $ 1,774
Insurance — — —
Total $ 2,255 $ 2,055 $ 1,774
(Some amounts may not reconcile due to rounding.)
Investment

Valuation.

Our fixed

income

investments

are

classified for

accounting

purposes

as either

available
for sale

or held to

maturity.

The available

for sale

fixed maturity

securities are

carried at fair

value and

the held
to maturity fixed

maturity portfolio

is carried at

amortized cost,

net of current

expected credit

allowance on our
consolidated

balance

sheets.

Our

equity

securities

are

all

carried

at

fair

value.

Most

securities

we

own

are
traded

on

national

exchanges

where

market

values

are

readily

available.

Some

of

our

commercial

mortgage-
backed

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

2022 and

2021, our

investment

portfolio

included

$3.8 billion

and $2.6
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

date.

At December 31, 2022, we had

net unrealized losses on our available

for sale fixed maturity

securities, net of tax,
of $1.7 billion

compared to

net unrealized

gains on

our available

for sale

fixed maturity

securities, net

of tax,

of
$239 million

at December

31, 2021.

Gains (losses)

from market

fluctuations on

available for

sale fixed

maturity
securities

at

fair

value

are

reflected

as

accumulated

other

comprehensive

income

(loss)

in

the

consolidated
balance sheets.

Market

value declines

for available

for sale

fixed income

portfolio,

which are

considered credit
related, are reflected

in our consolidated

statements of operations

and comprehensive income

(loss), as realized
capital

losses.

We

consider

many

factors

when

determining

whether

a

market

value

decline

is

credit

related,
including:

(1) we

have no

intent

to sell

and, more

likely than

not, will

not be

required to

sell prior

to recovery,
(2) the

length of

time the

market

value has

been below

book value,

(3) the

credit strength

of the

issuer,

(4) the
issuer’s

market

sector,

(5)

the

length

of

time

to

maturity

and

(6)

for

asset-backed

securities,

changes

in
prepayments,

credit

enhancements

and

underlying

default

rates.

If management’s

assessments

change

in

the
future, we may

ultimately record

a realized loss

after management

originally concluded that

the decline in value
was temporary.

Fixed

maturity

securities

designated

as

held

to

maturity

consist

of

debt

securities

for

which

the

Company

has
both the positive

intent and ability

to hold to

maturity or redemption

and are reported

at amortized cost,

net of
the

current

expected

credit

loss

allowance.

Interest

income

for

fixed

maturity

securities

held

to

maturity

is
determined in the

same manner as interest

income for fixed

maturity securities available

for sale.

The Company
evaluates

fixed

maturity

securities

classified as

held to

maturity

for

current

expected

credit

losses

utilizing

risk
characteristics

of

each

security,

including

credit

rating,

remaining

time

to

maturity,

adjusted

for

prepayment
considerations,

and

subordination

level,

and

applying

default

and

recovery

rates,

which

include

the

incorporation

of

historical

credit

loss

experience

and

macroeconomic

forecasts,

to

develop

an

estimate

of
current expected credit losses.
See also ITEM 8, “Financial

Statements and

Supplementary Data”

- Note 1 of Notes

to the Consolidated

Financial
Statements.

FINANCIAL CONDITION

Investments.

Total

investments were

$28.5 billion at

December 31, 2022,

an increase

of $241 million

compared
to

$28.2

billion

at

December

31,

2021.

The

rise

in

investments

was

primarily

related

to

an

increase

in

other
invested assets, partially

offset by a decline in equity

securities.

The increase in other invested

assets was due to
the inclusion

of assets held

for the implementation

of a Company

Owned Life Insurance

(“COLI”) program

in the
fourth quarter

of 2022.

A portion of

the equity securities

portfolio was

sold in order

to invest

in the COLI

assets
which accounted for the decline in equity

securities.

The

Company’s

limited

partnership

investments

are

comprised

of

limited

partnerships

that

invest

in

private
equity,

private

credit

and

private

real

estate.

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
2022 2021
Fixed income portfolio duration (years) 3.1 3.2
Fixed income composite credit quality A+ A+
Reinsurance Recoverables

.

Reinsurance

recoverables

for

both

paid

and

unpaid

losses

totaled

$2.2

billion

at

December

31,

2022

and

$2.1
billion at

December 31,

2021.

At

December 31,

2022, $520

million, or

23.2%, was

recoverable

from Mt.

Logan
Re

collateralized

segregated

accounts;

$283

million,

or

12.6%,

was

recoverable

from

Munich

Re

and

$148
million, or 6.6%, was

recoverable

from Endurance

Re.

No other retrocessionaire

accounted for

more than 5% of
our recoverables.

Loss and LAE Reserves.

Gross loss and LAE reserves

totaled $22.1 billion and

$19.0 billion at December 31,

2022
and 2021, respectively.

The following

tables summarize

gross outstanding

loss and

LAE reserves

by segment,

classified by

case reserves
and IBNR reserves, for the periods indicated.

At December 31, 2022
Case IBNR Total
% of

(Dollars in millions)
Reserves Reserves Reserves Total
Reinsurance $ 6,045 $ 9,818 $ 15,862 71.9%
Insurance 1,863 4,062 5,925 26.9%
Total excluding A&E 7,908 13,880 21,787 98.7%
A&E 138 140 278 1.3%
Total including A&E $ 8,046 $ 14,019 $ 22,065 100.0%
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
Our

carried

loss

and

LAE

reserves

represent

management’s

best

estimate

of

our

ultimate

liability

for

unpaid
claims.

We

continuously

re-evaluate

our

reserves,

including

re-estimates

of

prior

period

reserves,

taking

into
consideration

all available

information and,

in particular,

newly reported

loss and

claim experience.

Changes in
reserves resulting

from such

re-evaluations are

reflected in

incurred losses

in the period

when the re-evaluation
is

made.

Our

analytical

methods

and

processes

operate

at

multiple

levels

including

individual

contracts,
groupings of

like contracts,

classes and

lines of business,

internal business

units, segments,

accident years,

legal
entities,

and

in

the

aggregate.

In

order

to

set

appropriate

reserves,

we

make

qualitative

and

quantitative
analyses

and

judgments

at

these

various

levels.

We

utilize

actuarial

science,

business

expertise

and
management judgment

in a manner

intended to

ensure the accuracy

and consistency

of our reserving

practices.

Management’s

best estimate

is developed

through

collaboration

with actuarial,

underwriting, claims,

legal

and
finance

departments

and

culminates

with

the

input

of

reserve

committees.

Each

segment

reserve

committee
includes the participation of the relevant parties

from actuarial, finance, claims and segment senior management and has

the responsibility

for recommending

and approving

management’s

best estimate.

Reserves are

further
reviewed

by

Everest’s

Chief

Reserving

Actuary

and

senior

management.

The

objective

of

such

process

is

to
determine

a

single

best

estimate

viewed

by

management

to

be

the

best

estimate

of

its

ultimate

loss

liability.

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

Outstanding Reserves and Ranges By Segment (1)
At December 31, 2022
As Low Low High High
(Dollars in millions)
Reported Range % Range Range % Range
Gross Reserves By Segment
Reinsurance $ 15,862 -7.4% $ 14,689 7.8% $ 17,095
Insurance 5,925 -9.9% 5,340 10.8% 6,565
Total Gross Reserves (excluding A&E) 21,787 -8.1% 20,029 8.6% 23,660
A&E (All Segments)

278 -22.9% 214 22.7% 341
Total Gross Reserves $ 22,065 -8.3% 20,243 8.8% 24,001
(Some amounts may not reconcile due

to rounding.)
______________________________________________________
(1)
There can be no assurance that reserves

will not ultimately exceed the

indicated ranges requiring additional

income (loss) statement expense.
Depending

on

the

specific

segment,

the

range

derived

for

the

loss

reserves,

excluding

reserves

for

A&E
exposures,

ranges

from minus

7.4% to

minus 9.9%

for the

low range

and from

plus 7.8%

to plus

10.8% for

the
high range.

Both the higher

and lower ranges

are associated

with the Insurance

segment.

The size of

the range
is

dependent

upon

the

level

of

confidence

associated

with

the

reserve

estimates.

Within

each

range,
management’s

best

estimate

of

loss

reserves

is

based

upon

the

point

estimate
derived

by

our

actuaries

in
detailed reserve

studies.

Such ranges

are necessarily

subjective due

to the

lack of

generally

accepted actuarial
standards with

respect to their

development.

There can be

no assurance that

our claim obligations

will not vary
outside of these ranges.

Additional losses, including

those relating to

latent injuries, and

other exposures, which

are as yet

unrecognized,
the type

or magnitude

of which

cannot be

foreseen

by us

or the

reinsurance

and insurance

industry

generally,
may

emerge

in

the

future.

Such

future

emergence,

to

the

extent

not

covered

by

existing

retrocessional
contracts,

could have

material

adverse

effects

on our

future financial

condition,

results of

operations

and cash
flows.

Asbestos and Environmental

Exposures.

A&E exposures represent a separate

exposure group for monitoring

and
evaluating reserve adequacy.

With

respect

to

asbestos

only,

at

December

31,

2022,

we

had

net

asbestos

loss

reserves

of

$233

million,

or
90.5%, of total net A&E reserves, all of which was

for assumed business.

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

December

31,

2022.

These

metrics

can

be

skewed

by
individual large settlements

occurring in the

prior three years

and therefore,

may not be

indicative of

the timing
of future payments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.

Shareholders’

equity at

December 31,

2022 and

December 31,

2021 was

$8.4 billion

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

The regulatory targeted

capital and the actual statutory

capital for Bermuda Re and Everest

Re were as follows:
Bermuda Re
(1)
Everest Re
(2)
At December 31, At December 31,
(Dollars in millions)
2022 (3) 2021 2022 2021
Regulatory targeted capital $ — $ 2,169 $ 3,353 $ 2,960
Actual capital $ 2,759 $ 3,184 $ 5,553 $ 5,717
(1)

Regulatory targeted capital represents

the target capital level from

the applicable year's BSCR calculation.
(2)

Regulatory targeted capital represents

200% of the RBC authorized control

level calculation for the applicable

year.

(3)

The 2022 BSCR calculation is not

yet due to be completed;

however,

the Company anticipates that

Bermuda Re's December

31, 2022 actual capital will

exceed
the targeted capital level.
Our financial strength

ratings as determined

by A.M. Best, Moody’s

and Standard & Poor’s

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

In 2022,

we repurchased

241,273 shares

for $61

million in

the open

market

and paid

$255 million

in dividends.

During

2021,

we

repurchased

887,622

shares

for

$225

million

in

the

open

market

and

paid

$247

million

in
dividends.

We may

at times enter

into a

Rule 10b5-1 repurchase

plan agreement

to facilitate

the repurchase

of
shares.

On

May

22,

2020,

our

existing

Board

authorization

to

purchase

up

to

30

million

of

our

shares

was
amended to

authorize

the purchase

of up

to 32

million shares.

As of

December 31,

2022, we

had repurchased
30.8 million shares under this authorization.

We repurchased

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
Liquidity.

Our liquidity

requirements

are generally

met from

positive

cash flow

from operations.

Positive

cash
flow results

from reinsurance

and insurance

premiums being

collected prior

to disbursements

for claims,

which
disbursements

generally

take

place

over

an

extended

period

after

the

collection

of

premiums,

sometimes

a
period of many

years.

Collected premiums

are generally

invested,

prior to

their use in

such disbursements,

and
investment

income provides

additional funding

for loss

payments.

Our net

cash flows

from operating

activities
were $3.7

billion and

$3.8 billion

for the

years

ended December

31, 2022

and 2021,

respectively.

Additionally,
these cash

flows reflected

net catastrophe

loss payments

of $677

million and

$834 million

for the

years

ended
December 31,

2022

and 2021,

respectively

and net

tax

payments

of $171

million and

$98 million

for the

years
ended December 31, 2022 and 2021, respectively.

If disbursements

for claims

and benefits,

policy acquisition

costs and

other operating

expenses

were to

exceed
premium inflows,

cash flow

from reinsurance

and insurance

operations

would be

negative.

The effect

on cash
flow

from

insurance

operations

would

be

partially

offset

by

cash

flow

from

investment

income.

Additionally,
cash inflows

from investment

maturities - both

short-term investments

and longer

term maturities

are available
to supplement other

operating cash

flows.

We do not

expect to supplement

negative insurance

operations cash
flows from investment dispositions.
As the

timing of

payments for

claims and

benefits cannot

be predicted

with certainty,

we maintain

portfolios of
long

term

invested

assets

with

varying

maturities,

along

with

short-term

investments

that

provide

additional
liquidity

for

payment

of claims.

At

December

31,

2022

and

December

31,

2021,

we

held

cash

and short

-term
investments

of

$2.4

billion

and

$2.6

billion,

respectively.

Our

short-term

investments

are

generally

readily
marketable

and can

be converted

to cash.

In addition

to these

cash and

short-term investments,

at December
31, 2022, we had

$1.3 billion of

available for

sale fixed

maturity securities

maturing within one

year or less,

$7.5
billion maturing

within one

to

five years

and

$5.3 billion

maturing

after

five

years.

Our

$281 million

of

equity
securities

are

comprised

primarily

of

publicly

traded

securities

that

can

be

easily

liquidated.

We

believe

that
these fixed

maturity and equity securities,

in conjunction with the short

-term investments and

positive cash flow
from operations,

provide ample

sources of

liquidity for

the expected

payment

of losses

in the

near future.

We
do not anticipate selling

a significant amount

of securities or using available

credit facilities to

pay losses and LAE
but have

the ability to

do so.

Sales of securities

might result

in realized capital

gains or losses.

At December 31,
2022

we

had

$1.9

billion

of

net

pre-tax

unrealized

depreciation

related

to

available

for

sale

fixed

maturity
securities,

comprised

of

$2.0

billion

of

pre-tax

unrealized

depreciation

and

$81

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

bond program.

In addition to our cash flows from operations

and liquid investments, we also have

multiple active credit facilities
that

provide

commitments

of

up

to

$1.5

billion

of

collateralized

standby

letters

of

credit

to

support

business
written by

our Bermuda operating

subsidiaries.

In addition, the

Company has the

ability to request

access to an
additional

$440

million

of

uncommitted

credit

facilities,

which

would

require

approval

from

the

applicable

lender.

There is

no guarantee

the uncommitted

capacity will

be available

to us

on a

future date.

See Note

5 –
Credit Facilities for further details.

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

100-
year PML is

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

100-year event in

a given zone is

to
an

Earthquake

event

affecting

California

which

represents

approximately

6.9%

of

its

December

31,

2022
shareholders’

equity.

Economic

loss

is the

PML

exposure,

net of

third

party

reinsurance

including

catastrophe
industry loss

warranty

cover,

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

250, and

500
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
event

affecting

Southeast

U.S.,

where

we

estimate

we

have

a

PML

exposure,

net

of

third

party

reinsurance
including catastrophe

industry loss warranty

cover,

of $878 million. See also

table under ITEM

1, “Business -

Risk
Management of Underwriting and Retrocession

Arrangements”.

If such a single catastrophe

loss were to occur,

management estimates that

the net economic loss to us would be
approximately

$515

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

Expected

Cash

Outflows.

The

following

table

shows

our

significant

expected

cash

outflows

for

the

period
indicated.

Payments due by period
Less than More than
(Dollars in millions)
Total 1 year
1-3 years

3-5 years 5 years
Senior notes
$
2,400 $ — $ — $ — $ 2,400
Long term notes 219 — — — 219
Interest expense (1) 3,018 101 202 202 2,513
Operating lease agreements 187 21 38 32 95
Gross reserve for losses and LAE (2) 22,065 2,430 7,971 5,230 6,435
Total
$
28,409 $ 3,071 $ 8,211 $ 5,464 $ 11,662
(Some amounts may not reconcile due to rounding.)
(1)
Interest expense on long term notes is calculated

at the variable floating rate of 6.99% as of

December 31, 2022.

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

Dividends.
During 2022

and 2021,

we declared

and paid

common shareholder

dividends

of $255

million and

$247 million,
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

Bermuda

Re,

Everest

International,

Everest
Preferred International

Holdings (“Preferred

Holdings”), Everest

Re Advisors Ltd.

(“Advisors

Re”) or Mt. Logan

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

For the years

ended December 31, 2022

and 2021, Everest

Re paid $250 million

and $0 million
of

cash

dividends

to

Holdings.

For

the

years

ended

December

31,

2022

and

2021,

Bermuda

Re

paid

cash
dividends

to Group

of $430

million and

$300 million,

respectively;

Everest

International

paid no

cash dividends
to Group;

Preferred

Holdings paid

cash dividends

to Group

of $46 million

and $10 million,

respectively; Advisors
Re

paid

cash

dividends

to

Group

of

$0

million

and

$10

million,

respectively;

and

Mt.

Logan

Re

paid

no

cash
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

Our $29.9 billion investment

portfolio at December

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

$4.0 billion

of mortgage

-backed

securities

in

the

$23.1 billion

fixed

maturity

portfolio.

Prepayment risk results

from potential accelerated

principal payments that

shorten the average

life and thus

the
expected yield of the security.

The tables below

display the

potential impact

of market

value fluctuations

and after-tax

unrealized appreciation
on our

fixed maturity

portfolio (including

$1.0 billion

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

Impact of Interest Rate Shift in Basis Points
At December 31, 2022
-200 -100 - 100 200
(Dollars in millions)
Total Fair Value $ 25,618 $ 24,863 $ 24,107 $ 23,352 $ 22,596
Fair Value Change from Base (%) 6.3% 3.1% -% (3.1)% (6.3)%
Change in Unrealized Appreciation
After-tax from Base ($) $ 1,316 $ 658 $ — $ (658) $ (1,316)
Impact of Interest Rate Shift in Basis Points
At December 31, 2021
-200 -100 - 100 200
(Dollars in millions)
Total Fair Value $ 24,973 $ 24,230 $ 23,487 $ 22,744 $ 22,001
Fair Value Change from Base (%) 6.3% 3.2% -% (3.2)% (6.3)%
Change in Unrealized Appreciation
After-tax from Base ($) $ 1,294 $ 647 $ — $ (647) $ (1,294)

We

had $22.1

billion and

$19.0 billion

of gross

reserves for

losses and

LAE as

of December

31, 2022

and 2021,
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

$3.6 billion resulting

in a discounted

reserve balance

of approximately

$16.4 billion,

representing
approximately 67.9% of the value

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
Impact of Percentage Change in Equity Fair/Market Values
At December 31, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 225

$ 253

$ 281

$ 309

$ 337
After-tax Change in Fair Value $ (46) $ (23) $ — $ 23 $ 46
Impact of Percentage Change in Equity Fair/Market Values
At December 31, 2021
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 1,461

$ 1,643

$ 1,826

$ 2,009

$ 2,191
After-tax Change in Fair Value $ (290) $ (145) $ — $ 145 $ 290
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
At December 31, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Total After-tax

Foreign Exchange Exposure
$ (814)

$ (407)

$ —

$ 407

$ 814
Change in Foreign Exchange Rates in Percent
At December 31, 2021
(Dollars in millions)
-20% -10% 0% 10% 20%
Total After-tax

Foreign Exchange Exposure
$ (688)

$ (344) $ —

$ 303

$ 606
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
2022.

In making this assessment, we used the

criteria set forth by the Committee

of Sponsoring Organizations

of
the Treadway

Commission (COSO)

in
Internal Control

– Integrated

Framework (2013)
.

Based on

our assessment
we concluded

that, as

of December

31, 2022,

our internal

control

over financial

reporting is

effective

based on
those criteria.

The effectiveness

of the

Company’s

internal control

over financial

reporting as

of December

31, 2022,

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

ITEM 9B.

OTHER INFORMATION
None.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT

PREVENT INSPECTIONS
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

the 2023

Annual

General

Meeting

of Shareholders,

which will

be filed

with

the

Commission

within

120

days

of

the

close

of

our

fiscal

year

ended

December

31,

2022

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

on February 24,
2023.

EVEREST RE GROUP,

LTD.
By: /S/ JUAN C. ANDRADE
Juan C. Andrade
(President and Chief Executive

Officer)

Pursuant

to the

requirements

of the

Securities Exchange

Act of

1934, this

report has

been signed

below by

the
following persons on behalf of the registrant

and in the capacities and on the dates indicated.
Signature Title Date
/S/ JUAN C. ANDRADE
President and Chief Executive

Officer
(Principal Executive Officer)

February 24, 2023
Juan C. Andrade
/S/ MARK KOCIANCIC
Executive Vice President and Chief

Financial
Officer
February 24, 2023
Mark Kociancic
/S/ ROBERT J. FREILING
Senior Vice President and Chief

February 24, 2023
Robert J. Freiling Accounting Officer
/S/ JOSEPH V.

TARANTO
Chairman February 24, 2023
Joseph V.

Taranto
/S/ JOHN J. AMORE Director February 24, 2023
John J. Amore
/S/ WILLIAM F.

GALTNEY,

JR.
Director February 24, 2023
William F.

Galtney, Jr.
/S/ JOHN A. GRAF Director February 24, 2023
John A. Graf
/S/ MERYL HARTZBAND Director February 24, 2023
Meryl Hartzband
/S/ GERALDINE LOSQUADRO Director February 24, 2023
Geraldine Losquadro
/S/ HAZEL McNEILAGE Director February 24, 2023
Hazel McNeilage
/S/ ROGER M. SINGER Director February 24, 2023
Roger M. Singer

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

*10. 5
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-
Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to
Everest Re Group, Ltd. Form 8-K filed on September 22, 2005
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
10. 28
Amendment of Standby Letter of Credit, dated November 7, 2019, between Everest
International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £47.0 million four year credit facility, incorporated herein by reference to Exhibit 10.30 to the Everest Re Group, Ltd. Form 10-
K filed on March 2, 2020

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
10. 39
Credit Facility agreement, dated October 8, 2021 between Everest Reinsurance (Bermuda), Ltd.
and Lloyd’s Bank Corporate Markets Plc providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.39 to Everest Re Group, Ltd. Form 10-K
filed on February 28, 2022

10. 40
Credit Facility agreement, dated November 3, 2021 between Everest Reinsurance (Bermuda),
Ltd. and Barclays Bank Plc providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.40 to Everest Re Group, Ltd. Form 10-K filed on
February 28, 2022
10. 41
Credit Facility agreement, dated November 21, 2022 between Everest Reinsurance (Bermuda),
Ltd. and Nordea Bank ABP, New York Branch providing up to $200.0 million of committed credit facility and $100.0 million of additional uncommitted credit facility, filed herewith
10. 42
Amendment of Credit Facility agreement, dated December 30, 2022, between Everest
Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, providing up to
$150.0 million of committed, unsecured credit facility, filed herewith
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

EVEREST RE GROUP,

LTD.
INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES
Pages
Report of Independent Registered

Public Accounting Firm

(PCAOB FIRM ID
238
) F-2
Consolidated Balance Sheets at December 31, 2022 and 20
21 F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
December 31, 2022, 2021 and 2020
F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2022, 2021 and 2020
F-7
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2022, 2021 and 2020
F-8
Notes to Consolidated Financial Statements
F-9
Schedules
I
Summary of Investments Other Than Investments in Related Parties at December 31, 20
22 S-1
II Condensed Financial Information of Registrant:
Balance Sheets as of December 31, 2022 and 2021
S-2
Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
S-3
Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
S-4
Notes to Condensed Financial Information
S-5
III
Supplementary Insurance Information

As of and for the Years

Ended

December 31, 2022, 2021 and 2020
S-6
IV
Reinsurance for the Years Ended December 31, 2022, 2021 and 2020
S-7
Schedules other than those listed above are

omitted for the reason that

they are not applicable or the
information is otherwise contained

in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Everest Re Group,

Ltd.
Opinions on the Financial Statements and Internal

Control over Financial Reporting
We have audited the accompanying consolidated balance

sheets of Everest Re Group, Ltd. and its subsidiaries
(the “Company”) as of December 31, 2022 and 2021, and

the related consolidated statements of operations and
comprehensive income (loss), of changes in shareholders'

equity and of cash flows for each of the three years in
the period ended December 31, 2022, including the related

notes and financial statement schedules listed in the
index appearing on page F-1 (collectively referred to as

the “consolidated financial statements”). We also have
audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria
established in Internal Control - Integrated Framework

(2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,
the financial position of the Company as of December

31, 2022 and 2021, and the results of its operations and
its cash flows for each of the three years in the period ended

December 31, 2022 in conformity with accounting
principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in
all material respects, effective internal control over financial reporting as of December 31, 2022, based on
criteria established in Internal Control - Integrated Framework

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
Valuation of the Reserve for Losses and Loss Adjustment

Expenses
As described in Notes 1 and 3 to the consolidated financial

statements, the Company maintains reserves equal to
the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for
both insurance and reinsurance businesses. The Company’s

reserve for losses and loss adjustment expenses as
of December 31, 2022 was $22.1 billion. Reserves are based

on estimates of ultimate losses and loss adjustment
expenses by underwriting or accident year. Management

uses a variety of statistical and actuarial techniques to
monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as
warranted. Management considers many factors when setting reserves including (i) exposure base and projected
ultimate premium; (ii) expected loss ratios by product

and class of business, which are developed collaboratively
by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and
payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss
payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic
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
February 24, 2023
We have served as the Company’s or its predecessor's auditor since 1996.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

BALANCE SHEETS

December 31,
(Dollars and share amounts in millions, except par value per share)
2022 2021
ASSETS:
Fixed maturities - available for sale, at fair value $
22,236
$
22,308
(amortized cost: 2022, $
24,191
; 2021, $
22,064
, credit allowances: 2022, $
(54)
; 2021, $
(30)
)
Fixed maturities - held to maturity, at amortized cost
(fair value: 2022, $
821
, net of credit allowances: 2022, $
(
9
)
)
839
-
Equity securities, at fair value
281
1,826
Other invested assets
4,085
2,920
Short-term investments (cost: 2022, $
1,032
; 2021, $
1,178
)
1,032
1,178
Cash
1,398
1,441
Total investments and cash
29,872
29,673
Accrued investment income
217
149
Premiums receivable (net of credit allowances: 2022, $
(
29
)
; 2021, $
(
26
)
)
3,619
3,294
Reinsurance paid loss recoverables (net of credit allowances: 2021, $
(
23
)
; 2021, $
(
17
)
)
136
107
Reinsurance unpaid loss recoverables

2,105
1,946
Funds held by reinsureds
1,056
869
Deferred acquisition costs
962
872
Prepaid reinsurance premiums
610
515
Income tax asset, net
459
2
Other assets (net of credit allowances: 2022, $
(
5
)
; 2021, $
(
4
)
)
930
757
TOTAL ASSETS $
39,966
$
38,185
LIABILITIES:
Reserve for losses and loss adjustment expenses $
22,065
$
19,009
Future policy benefit reserve
29
36
Unearned premium reserve
5,147
4,610
Funds held under reinsurance treaties
13
18
Other net payable to reinsurers
567
450
Losses in course of payment
74
261
Senior notes
2,347
2,346
Long term notes
218
224
Borrowings from FHLB
519
519
Accrued interest on debt and borrowings
19
17
Unsettled securities payable
1
17
Other liabilities
526
540
Total liabilities
31,525
28,046
Commitments and contingencies (Note

15)
(nil) (nil)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $
0.01
;
50.0

shares authorized;
no

shares issued and outstanding
- -
Common shares, par value: $
0.01
;
200.0

shares authorized; (2022)
69.9
and (2021)
69.8

outstanding before treasury shares
1
1
Additional paid-in capital
2,302
2,274
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $
(250)

at 2022 and $
27

at 2021
(1,996)
12
Treasury shares, at cost:
30.8

shares (2022) and
30.5

shares (2021)
(3,908)
(3,847)
Retained earnings
12,042
11,700
Total shareholders' equity

8,441
10,139
TOTAL

LIABILITIES AND SHAREHOLDERS' EQUITY
$
39,966
$
38,185
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,
(Dollars in millions, except per share amounts)
2022 2021 2020
REVENUES:
Premiums earned

$
11,787
$
10,406
$
8,682
Net investment income
830
1,165
642
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(33)
(28)
(2)
Gains (losses) from fair value adjustments
(460)
236
280
Net realized gains (losses) from dispositions
38
50
(11)
Total net realized capital gains

(losses)
(455)
258
268
Other income (expense)
(102)
37
6
Total revenues
12,060
11,866
9,598
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

8,100
7,391
6,551
Commission, brokerage, taxes and fees
2,528
2,209
1,873
Other underwriting expenses

682
583
511
Corporate expenses
61
68
41
Interest, fees and bond issue cost amortization expense
101
70
36
Total claims and expenses
11,472
10,321
9,013
INCOME (LOSS) BEFORE TAXES
588
1,546
585
Income tax expense (benefit)
(9)
167
71
NET INCOME (LOSS) $
597
$
1,379
$
514
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(2,037)
(488)
423
Reclassification adjustment for realized losses (gains) included in net income (loss)
89
4
(3)
Total URA(D) on securities arising during the period
(1,948)
(485)
420
Foreign currency translation adjustments
(77)
(62)
86
Benefit plan actuarial net gain (loss) for the period
15
17
(6)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
2
6
6
Total benefit plan net gain (loss) for the period
17
23
1
Total other comprehensive income (loss), net of tax
(2,008)
(523)
507
COMPREHENSIVE INCOME (LOSS) $
(1,411)
$
856
$
1,021
EARNINGS PER COMMON SHARE:
Basic $
15.19
$
34.66
$
12.81
Diluted
15.19
34.62
12.78
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31,
(Dollars in millions, except dividends per share amounts)
2022 2021 2020
COMMON SHARES (shares outstanding):
Balance beginning of period
39
40
41
Issued during the period, net
-
-
-
Treasury shares acquired -
(1)
(1)
Balance end of period
39
39
40
COMMON SHARES (par value):
Balance beginning of period $
1
$
1
$
1
Issued during the period, net - - -
Balance end of period
1
1
1
ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period
2,274
2,245
2,220
Share-based compensation plans
28
29
26
Balance end of period
2,302
2,274
2,245
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance beginning of period
12
535
28
Net increase (decrease) during the period
(2,008)
(523)
507
Balance end of period
(1,996)
12
535
RETAINED EARNINGS:
Balance beginning of period
11,700
10,567
10,307
Change to beginning balance due to adoption of Accounting Standards Update 2016-13 - -
(4)
Net income (loss)

597
1,379
514
Dividends declared ($
6.50

per share 2022, $
6.20

per share 2021 and $
6.20

per share 2020)
(255)
(247)
(249)
Balance end of period
12,042
11,700
10,567
TREASURY SHARES AT COST:
Balance beginning of period
(3,847)
(3,622)
(3,422)
Purchase of treasury shares
(61)
(225)
(200)
Balance end of period
(3,908)
(3,847)
(3,622)
TOTAL SHAREHOLDERS' EQUITY,

END OF PERIOD
$
8,441
$
10,139
$
9,726
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST RE GROUP,

LTD.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS

Years Ended December 31,
(Dollars in millions) 2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
597
$
1,379
$
514
Adjustments to reconcile net income

to net cash provided by operating

activities:
Decrease (increase) in premiums receivable
(435)
(649)
(387)
Decrease (increase) in funds held by reinsureds,

net
(197)
(151)
(219)
Decrease (increase) in reinsurance

recoverables
(413)
(125)
(151)
Decrease (increase) in income taxes
(181)
68
240
Decrease (increase) in prepaid reinsurance

premiums
(166)
(128)
55
Increase (decrease) in reserve for losses

and loss adjustment expenses
3,477
2,805
2,631
Increase (decrease) in future policy benefit

reserve
(7)
(2)
(5)
Increase (decrease) in unearned premiums
655
1,146
404
Increase (decrease) in other net payable

to reinsurers
201
186
(24)
Increase (decrease) in losses in course

of payment
(186)
134
75
Change in equity adjustments in limited partnerships
(94)
(613)
(104)
Distribution of limited partnership income
180
211
122
Change in other assets and liabilities, net
(291)
(290)
(99)
Non-cash compensation expense

45
43
39
Amortization of bond premium (accrual of

bond discount)
55
76
50
Net (gains) losses on investments
455
(258)
(268)
Net cash provided by (used in) operating

activities
3,695
3,833
2,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities

matured/called/repaid - available

for sale
2,626
3,893
2,586
Proceeds from fixed maturities sold

- available for sale
1,403
1,916
1,951
Proceeds from fixed maturities

matured/called/repaid - held to

maturity
39
- -
Proceeds from equity securities sold
2,217
990
376
Distributions from other invested

assets
266
257
310
Cost of fixed maturities acquired -

available for sale
(7,344)
(8,825)
(7,189)
Cost of fixed maturities acquired -

held to maturity
(153)
- -
Cost of equity securities acquired
(1,003)
(1,098)
(637)
Cost of other invested assets acquired
(1,547)
(757)
(557)
Net change in short-term investments
149
(43)
(718)
Net change in unsettled securities transactions
(71)
(203)
195
Net cash provided by (used in) investing

activities
(3,418)
(3,869)
(3,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period for

share-based compensation, net of expense
(17)
(14)
(14)
Purchase of treasury shares
(61)
(225)
(200)
Dividends paid to shareholders
(255)
(247)
(249)
Proceeds from issuance of senior notes -
968
979
Cost of debt repurchase
(6)
-
(11)
Net FHLB borrowings (repayments) -
209
310
Cost of shares withheld on settlements of

share-based compensation awards
(20)
(17)
(16)
Net cash provided by (used in) financing

activities
(359)
674
800
EFFECT OF EXCHANGE RATE

CHANGES ON CASH
39
1
3
Net increase (decrease) in cash
(42)
639
(6)
Cash, beginning of period
1,441
802
808
Cash, end of period $
1,398
$
1,441
$
802
SUPPLEMENTAL CASH FLOW

INFORMATION:
Income taxes paid (recovered) $
171
$
98
$
(170)
Interest paid

98
62
28
NON-CASH TRANSACTIONS:
Reclassification of specific investments

from fixed maturity securities,

available for sale
at fair value to fixed maturity

securities, held to maturity at amortized

cost net of credit allowances
$
722
$ - $ -
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended

December 31, 2022, 2021

and 2020
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

subsidiaries of Gro

up:

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
Compañia

de

Seguros

Generales

Chile

S.A.

(“Everest

Chile”),

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
B.

Investments and Cash.

Fixed

maturity

securities designated

as available

for

sale

reflect

unrealized

appreciation

and depreciation,

as a
result

of change

s

in

fair

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

fair

value.

Non-credit

related

declines

in

fair

value

are

recorded

as

unrealized

losses

in
accumulated other comprehensive

income (loss).

If the Company intends

to sell the impaired security

or is more
likely than

not to

be required

to sell

the security

before

an anticipated

recovery

in value,

the Company

records
the

entire

impairment

in

net

gains

(losses)

on

investments

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

gains (losses)

on investments

in the

Company’s

consolidated
statements

of operations

and comprehensive

income

(loss).

The determination

of credit

related

or non-credit
related impairment is

first based on an

assessment of qualitative

factors, which may

determine that a qualitative
analysis is

sufficient to

support the

conclusion that

the present

value of

expected

cash flows

equals or

exceeds
the

security’s

amortized

cost

basis.

However,

if

the

qualitative

assessment

suggests

a

credit

loss

may

exist,

a
quantitative assessment

is performed, and the

amount of the allowance

for a given security

will generally be the
difference

between a

discounted

cash flow

model and

the Company’s

carrying value.

The Company

will adjust
the credit allowance account

for future changes

in credit loss estimates

for a security and record

this adjustment
through

net

gains

(losses)

on

investments

in

the

Company’s

consolidated

statements

of

operations

and
comprehensive income (loss).

Fixed

maturity

securities

designated

as

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

The Company
evaluates

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

in fair

value

as net

gains

(losses)

on investments.

Interest
income on all fixed maturities

and dividend income on all equity securities

are included as part of net

investment
income in the consolidated statements

of operations and comprehensive

income (loss).

Short-term

investments

comprise

securities due

to

mature

within one

year

from

the date

of purchase

and are
stated at cost, which appro

ximates fair value.

Realized

gains

or losses

on sales

of investments

are

determined

on the

basis of

identified

cost.

For some

non-
publicly

traded

securities,

market

prices

are

determined

through

the

use

of

pricing

models

that

evaluate
securities

relative

to

the

U.S.

Treasury

yield

curve,

taking

into

account

the

issue

type,

credit

quality,

and

cash
flow characteristics

of each

security.

For

other

non-publicly

traded

securities,

investment

managers’

valuation
committees

will estimate

fair

value

and in

many

instances,

these fair

values

are

supported

with opinions

from
qualified

independent

third

parties.

All

fair

value

estimates

from

investment

managers

are

reviewed

by

the
Company

for

reasonableness.

For

publicly

traded

securities,

fair

value

is

based

on

quoted

market

prices

or
valuation

models

that

use

observable

market

inputs.

When

a

sector

of

the

financial

markets

is

inactive

or
illiquid, the

Company may

use its

own assumptions

about future

cash flows

and risk-adjusted

discount

rates

to
determine fair value.

Other

invested

assets

include

limited

partnerships,

company-owned

life

insurance,

rabbi

trusts

and

other
investments.

Limited

partnerships

are

accounted

for

under

the

equity

method

of

accounting,

which

can

be
recorded

on

a

monthly

or

quarterly

lag.

Company-owned

life

insurance

policies

are

carried

at

policy

cash
surrender value and changes in the policy cash

surrender value are included within net investment

income.

Cash

includes

cash

on

hand.

Restricted

cash

is

included

within

cash

in

the

consolidated

balance

sheets

and
represents

amounts

held

for

the

benefit

of

third

parties

that

is

legally

or

contractually

restricted

as

to

its
withdrawal or usage. Amounts

include trust funds set up for the benefit of ceding companies.
C.

Allowance for Premium Receivable

and Reinsurance Recoverables

.
The

Company

applies

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

retrospectively-
rated

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
considers the current economic

environment as well as the probability

-weighted macroeconomic scenarios.
The Company

records total

credit loss

expenses related

to premiums

receivable in

Other underwriting

expenses
and records

credit

loss

expenses

related

to

deductibles

in Incurred

losses

and loss

adjustment

expenses

in the
Company’s consolidate

d

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

exposures,

COVID-19

and

other

exposures,

for
which liabilities

cannot be

estimated

using trad

itional reserving

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
10
%

of

the

outstanding

balance

at
December 31,

2022 were

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

effects from Accumulated

Other Comprehensive Income.
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

fixed

maturities

securities,

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
Net income

(loss) per

common share

has been

computed as

per below,

based upon

weighted average

common
basic and dilutive shares outstanding.
Years Ended December 31,
(Amounts in millions, except per share amounts)
2022 2021 2020
Net income (loss) per share:
Numerator
Net income (loss) $
597
$
1,379
$
514
Less:

dividends declared-common shares and nonvested common shares
(255)
(247)
(249)
Undistributed earnings
342
1,132
265
Percentage allocated to common shareholders (1)
98.7
%
98.7
%
98.7
%
337
1,117
262
Add:

dividends declared-common shareholders
252
244
246
Numerator for basic and diluted earnings per common share $
589
$
1,361
$
508
Denominator
Denominator for basic earnings per weighted-average common shares
39
39
40
Effect of dilutive securities:
Options - - -
Denominator for diluted earnings per adjusted weighted-average common shares
39
39
40
Per common share net income (loss)
Basic $
15.19
$
34.66
$
12.81
Diluted $
15.19
$
34.62
$
12.78
(1)
Basic weighted-average common shares outstanding
39
39
40
Basic weighted-average common shares outstanding

and nonvested common shares expected

to vest

39
40
40
Percentage allocated to common shareholders

98.7
%
98.7
%
98.7
%
(Some amounts may not reconcile due to rounding.)
There were no

options outstanding as of December 31, 2022.

Options granted

under share-based

compensation plans

have all

expired as

of September

19, 2022.

There were
no

anti-diluted options outstanding as

of December 31, 2021 and 2020, respectively.

L.

Segmentation.
The Company,

through its subsidiaries, operates

in
two

segments: Reinsurance and Insurance.

See also Note 17.

M.

Share-Based Compensation.
Share-based compensation

stock option,

restricted

share and

performance share

unit awards

are fair

valued at
the grant

date and

expensed over

the vesting

period of

the award.

The tax

benefit on

the recorded

expense is
deferred until the time the award

is exercised or vests

(becomes unrestricted).

See Note 16.

N.

Application of Recently Issued Accounting

Guidance.
The Company

did not

adopt any

new accounting

standards

that

had a

material

impact

in 2022.

The Company
assessed

the

adoption

impacts

of

recently

issued

accounting

standards

by

the

Financial

Accounting

Standards
Board on

the Company’s

consolidated financial

statements as

well as material

updates to

previous assessments,
if any,

from the Company’s

Annual Report on

Form 10-K for

the year ended

December 31, 2021.

There were no
accounting standards

issued for the year

ended December 31, 2022, that

are expected to

have a material

impact
to Group.

2.

INVESTMENTS

The

tables

below

present

the

amortized

cost,

allowance

for

credit

losses,

gross

unrealized
appreciation/(depreciation)

and

market

value

of

fixed

maturity

securities

-

available

for

sale

for

the

periods
indicated.

At December 31, 2022
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for sale:
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,334
$ - $
6
$
(82)
$
1,257
Obligations of U.S. states and political subdivisions
444
-
2
(32)
413
Corporate securities
7,044
(45)
31
(561)
6,469
Asset-backed securities
4,229
-
5
(171)
4,063
Mortgage-backed securities
Commercial
1,023
- -
(105)
919
Agency residential
3,382
-
7
(290)
3,099
Non-agency residential
5
- -
(1)
4
Foreign government securities
1,586
-
8
(179)
1,415
Foreign corporate securities
5,143
(10)
23
(562)
4,596
Total fixed maturity securities - available for sale $
24,191
$
(54)
$
81
$
(1,982)
$
22,236
(Some amounts may not reconcile due to rounding.)
At December 31, 2021
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - available for sale:
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
1,407
$ - $
24
$
(10)
$
1,421
Obligations of U.S. states and political subdivisions
559
-
29
(1)
587
Corporate securities
7,444
(19)
195
(63)
7,557
Asset-backed securities
3,579
(8)
22
(12)
3,582
Mortgage-backed securities
Commercial
1,032
-
38
(6)
1,064
Agency residential
2,361
-
33
(19)
2,375
Non-agency residential
7
- - -
7
Foreign government securities
1,424
-
42
(28)
1,438
Foreign corporate securities
4,251
(3)
95
(65)
4,279
Total fixed maturity securities - available for sale $
22,064
$
(30)
$
478
$
(203)
$
22,308
(Some amounts may not reconcile due to rounding.)

The

following

table

shows

amortized

cost,

allowance

for

credit

losses,

gross

unrealized
appreciation/(depreciation) and fair

value of fixed maturity securities held to

maturity for the periods indicated:

At December 31, 2022
Amortized Allowance for Unrealized Unrealized Fair
(Dollars in millions) Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities - held to maturity:
Corporate securities $
152
$
(2)
$ - $
(6)
$
144
Asset-backed securities
661
(6)
2
(15)
642
Mortgage-backed securities -
Commercial
7
- - -
7
Foreign corporate securities
28
(1)
2
-
28
Total fixed maturity securities - held to maturity $
848
$
(9)
$
3
$
(22)
$
821
(Some amounts may not reconcile due

to rounding.)
The amortized

cost

and

market

value

of

fixed

maturity

securities

available

for

sale

are

shown

in

the

following
table

by

contractual

maturity.

Mortgage-backed

securities

are

generally

more

likely

to

be

prepaid

than

other
fixed maturity

securities. As the

stated maturity

of such securities may

not be indicative

of actual maturities,

the
totals for mortgage-backed

and asset-backed

securities are shown separately.

At December 31, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – available for sale:

Due in one year or less
$
1,331
$
1,314
$
1,399
$
1,398

Due after one year through five years
8,131
7,546
7,075
7,154

Due after five years through ten years
4,636
4,057
5,004
5,101

Due after ten years
1,454
1,233
1,606
1,627
Asset-backed securities
4,229
4,063
3,579
3,582
Mortgage-backed securities:
Commercial
1,023
919
1,032
1,064
Agency residential
3,382
3,099
2,361
2,375
Non-agency residential
5
4
7
7
Total fixed maturity securities -available for sale $
24,191
$
22,236
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

At December 31, 2022
Amortized Fair
(Dollars in millions)
Cost Value
Fixed maturity securities – held to maturity:

Due in one year or less
$
5
$
5

Due after one year through five years
63
61

Due after five years through ten years
43
41

Due after ten years
68
65
Asset-backed securities
661
642
Mortgage-backed securities:
Commercial
7
7
Total fixed maturity securities - held to maturity $
848
$
821
(Some amounts may not reconcile due

to rounding.)
During

2022,

the

Company

re-designated

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

December 31,

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

are of
a high credit quality and are all rated

investment grade as of December

31, 2022.

The changes

in net

unrealized

appreciation

(depreciation)

for the

Company’s

investments

are derived

from the
following sources for the periods

indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities and short-term investments $
(2,225)
$
(542)
Change in unrealized appreciation (depreciation), pre-tax
(2,225)
(542)
Deferred tax benefit (expense)
277
58
Change in unrealized appreciation (depreciation),

net of deferred taxes, included in shareholders’ equity

$
(1,948)
$
(485)
(Some amounts may not reconcile due to rounding.)
The

tables

below

display

the

aggregate

market

value

and

gross

unrealized

depreciation

of

fixed

maturity
securities,

by

security

type

and

contractual

maturity,

in

each

case

subdivided

according

to

length

of

time

that
individual securities had been in a continuous unrealized

loss position for the periods indicated.

Duration of Unrealized Loss at December

31, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale:
U.S. Treasury securities and

obligations of
U.S. government agencies and corporations $
668
$
(31)
$
487
$
(52)
$
1,155
$
(82)
Obligations of U.S. states and

political subdivisions
235
(23)
27
(9)
261
(32)
Corporate securities
4,143
(326)
1,316
(234)
5,459
(561)
Asset-backed securities
3,204
(142)
456
(29)
3,661
(171)
Mortgage-backed securities
Commercial
806
(90)
101
(15)
907
(105)
Agency residential
1,905
(132)
870
(158)
2,776
(289)
Non-agency residential
4
-
1
(1)
4
-
Foreign government securities
985
(100)
321
(79)
1,306
(179)
Foreign corporate securities
3,264
(372)
853
(189)
4,117
(561)
Total

$
15,213
$
(1,217)
$
4,432
$
(764)
$
19,645
$
(1,982)
Securities where an allowance for credit

loss was recorded
2
- - -
2
-
Total fixed

maturity securities - available for

sale
$
15,215
$
(1,217)
$
4,432
$
(764)
$
19,647
$
(1,982)
(Some amounts may not reconcile due to rounding.)

Duration of Unrealized Loss at December

31, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale:
Due in one year or less $
989
$
(19)
$
40
$
(7)
$
1,029
$
(26)
Due in one year through five years
4,935
(383)
1,645
(209)
6,580
(592)
Due in five years through ten years
2,698
(360)
911
(230)
3,609
(590)
Due after ten years
672
(91)
408
(116)
1,080
(207)
Asset-backed securities
3,204
(142)
456
(29)
3,661
(171)
Mortgage-backed securities
2,715
(222)
972
(173)
3,687
(395)
Total $
15,213
$
(1,217)
$
4,432
$
(764)
$
19,645
$
(1,982)
Securities where an allowance for credi

t

loss was recorded
2
- - -
2
-
Total fixed

maturity securities - available for

sale
$
15,215
$
(1,217)
$
4,432
$
(764)
$
19,647
$
(1,982)
(Some amounts may not reconcile due to rounding.)
The aggregate

market

value and

gross unrealized

losses related

to investments

in an

unrealized loss

position at
December 31, 2022 were $
19.6

billion and $
2.0

billion, respectively.

The market value

of securities for the single
issuer

(the

United

States

government)

whose

securities

comprised

the

largest

unrealized

loss

position

at
December 31, 2022,

did not exceed
5.2
% of the

overall market

value of the

Company’s

fixed maturity

securities.

The market value of the securities

for the issuer with the second largest

unrealized loss comprised less

than
0.2
%
of the Company’s

fixed maturity

securities.

In addition, as indicated

on the above table,

there was no

significant
concentration of unrealized

losses in any one market

sector.

The $
1.2

billion of unrealized

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
764
million of

unrealized

losses related

to fixed

maturity securities

in an

unrealized

loss position

for more

than one
year

related

primarily

to

domestic

and

foreign

corporate

securities,

agency

residential

mortgage-backed
securities and

foreign government

securities.

Of these unrealized

losses, $
732

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

market

value

and

$
(0.4)

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

sale:
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

maturity securities - available for

sale
$
8,094
$
(128)
$
1,241
$
(75)
$
9,335
$
(203)
(Some amounts may not reconcile due to rounding.)
Duration of Unrealized Loss at December

31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Unrealized Unrealized Unrealized
(Dollars in millions)
Fair Value Depreciation Fair Value Depreciation Fair Value Depreciation
Fixed maturity securities - available for

sale:
Due in one year or less $
130
$
(2)
$
137
$
(12)
$
267
$
(14)
Due in one year through five years
2,165
(35)
446
(29)
2,612
(64)
Due in five years through ten years
1,728
(47)
244
(22)
1,972
(69)
Due after ten years
792
(16)
51
(3)
843
(19)
Asset-backed securities
1,954
(11)
42
(1)
1,996
(12)
Mortgage-backed securities
1,325
(15)
320
(10)
1,646
(25)
Total fixed

maturity securities - available for

sale
$
8,094
$
(128)
$
1,241
$
(75)
$
9,335
$
(203)
(Some amounts may not reconcile due to rounding.)
The aggregate

market

value and

gross unrealized

losses related

to investments

in an

unrealized loss

position at
December 31, 2021 were $
9.3

billion and $
203

million, respectively.

The market value

of securities for the single
issuer

(the

United

States

government)

whose

securities

comprised

the

largest

unrealized

loss

position

at
December 31, 2021,

did not exceed
2.7
% of the

overall market

value of the

Company’s

fixed maturity

securities.

The market value of the securities

for the issuer with the second largest

unrealized loss comprised less

than
0.5
%
of the Company’s

fixed maturity

securities.

In addition, as indicated

on the above table,

there was no

significant
concentration

of

unrealized

losses

in

any

one

market

sector.

The

$
128

million

of

unrealized

losses

related

to
fixed

maturity

securities

that

have

been

in

an

unrealized

loss

position

for

less

than

one

year

were

generally
comprised

of domestic

and

foreign

corporate

securities,

agency

residential

asset-backed

securities

and foreign
government

securities.

Of

these

unrealized

losses,

$
116

million

were

related

to

securities

that

were

rated
investment

grade

by

at

least one

nationally

recognized

statistical

rating

agency.

The $
75

million

of unrealized
losses related

to fixed

maturity securities

in an unrealized

loss position

for more

than one year

related primarily
to

domestic

and

foreign

corporate

securities,

foreign

government

securities

and

agency

residential

mortgage-
backed securities.

Of these

unrealized losses,

$
72

million were

related to

securities that

were rated

investment
grade

by

at

least

one

nationally

recognized

statistical

rating

agency.

In

all

instances,

there

were

no

projected

cash flow

shortfalls

to recover

the full

book value

of the

investments

and the

related

interest

obligations.

The
mortgage-backed securities still

have excess credit coverage

and are current on interest

and principal payments.

The components of net investment

income are presented in the table

below for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturities $
742
$
561
$
542
Equity securities
16
17
19
Short-term investments and cash
28
1
5
Other invested assets
Limited partnerships
75
565
113
Other

29
63
2
Gross investment income before adjustments
890
1,208
681
Funds held interest income (expense)
2
12
13
Future policy benefit reserve income (expense) -
(1)
(1)
Gross investment income
892
1,219
692
Investment expenses
(62)
(54)
(50)
Net investment income $
830
$
1,165
$
642
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
2.6

billion in limited partnerships

and
private

placement loans

at December

31, 2022.

These commitments

will be

funded when

called in

accordance
with the partnership and

loan agreements, which have

investment periods that

expire, unless extended,

through
2026
.

During the fourth

quarter of 2022, the

Company entered

into corporate

-owned life insurance

policies, which are
carried within other invested assets

at policy cash surrender value of $
939

million as of December 31, 2022.

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

As of December 31, 2022 and

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

of December 31, 2022

and 2021

is limited

to

the total

carrying

value

of $
4.1

billion and

$
2.9

billion,

respectively,

which

are

included in

general
and

limited

partnerships

and

other

alternative

investments

in

Other

Invested

Assets

in

the

Company's
Consolidated

Balance

Sheets.

As

of

December 31,

2022,

the

Company

has

outstanding

commitments

totaling
$
2.1

billion whereby the

Company is committed

to fund these investments

and may be called

by the partnership
during

the

commitment

period

to

fund

the

purchase

of

new

investments

and

partnership

expenses.

These
investments are generally

of a passive nature in that the Company

does not take an active role in management.
In

addition,

the

Company

makes

passive

investments

in

structured

securities

issued

by

VIEs

for

which

the
Company

is

not

the

manager.

These

investments

are

included

in

asset-backed

securities,

which

includes
collateralized

loan obligations

and are

classified as

fixed maturities.

The Company

has not

provided financial

or
other support

with respect

to these

investments

other than

its original

investment.

For these

investments,

the
Company

determined

it is

not

the primary

beneficiary

due

to

the relative

size

of the

Company’s

investment

in
comparison

to

the

principal

amount

of

the

structured

securities

issued

by

the

VIEs,

the

level

of

credit
subordination

which

reduces

the

Company’s

obligation

to

absorb

losses

or

right

to

receive

benefits

and

the
Company’s

inability to

direct the activities

that most

significantly impact

the economic

performance of

the VIEs.

The

Company’s

maximum

exposure

to

loss

on

these

investments

is

limited

to

the

amount

of

the

Company’s
investment.
The components of net realized capital

gains (losses) are presented in the

table below for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturity securities:
Allowance for credit losses $
(33)
$
(28)
$
(2)
Net realized gains (losses) from dispositions
(87)
17
(5)
Gains (losses) from fair value adjustments - -
2
Equity securities:
Net realized gains (losses) from dispositions
112
28
(9)
Gains (losses) from fair value adjustments
(460)
236
278
Other invested assets
13
6
2
Short-term investments gain (loss) - -
1
Total net realized gains (losses) on investments $
(455)
$
258
$
268
(Some amounts may not reconcile due to rounding.)
The

following

tables

provide

a

roll

forward

of

the

Company’s

beginning

and

ending

balance

of

allowance

for
credit losses for the periods indicated:

Roll Forward of Allowance for Credit Losses
Twelve Months Ended December 31, 2022
Foreign
Corporate Asset-Backed Corporate
Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(19)
$
(8)
$
(3)
$
(30)
Credit losses on securities where credit
losses were not previously recorded (1)
(13)
(6)
(17)
(35)
Increases in allowance on previously
impaired securities
(20)
-
(1)
(21)
Decreases in allowance on previously

impaired securities - - - -
Reduction in allowance due to disposals
6
8
10
23
Balance as of December 31 $
(46)
$
(6)
$
(11)
$
(63)
(Some amounts may not reconcile due to rounding.)
(1)

Credit losses recorded as of December 31,

2022 for HTM were $
2

million, $
6

million and $
1

million for Corporate, asset-backed

securities and foreign
corporate securities, respectively.

Roll Forward of Allowance for Credit Losses
Twelve Months Ended December 31, 2021
Foreign
Corporate Asset-Backed Corporate
Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(1)
$ - $
(1)
$
(2)
Credit losses on securities where credit
losses were not previously recorded
(21)
(5)
(2)
(29)
Increases in allowance on previously
impaired securities
(3)
(3)
-
(5)
Decreases in allowance on previously

Reduction in allowance due to disposals
6
- -
6
Balance as of December 31 $
(19)
$
(8)
$
(3)
$
(30)
(Some amounts may not reconcile due to rounding.)
The proceeds and

split between gross

gains and losses,

from sales of

fixed maturity

securities - available

for sale
and equity securities, are presented in the table

below for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Proceeds from sales of fixed maturity securities - available for sale $
1,403
$
1,916
$
1,951
Gross gains from sales
40
72
80
Gross losses from sales
(127)
(55)
(85)
Proceeds from sales of equity securities $
2,217
$
990
$
376
Gross gains from sales
165
42
37
Gross losses from sales
(53)
(15)
(46)
Securities with a

carrying value

amount of

$
1.4

billion at

December 31, 2022

were on

deposit with various

state
or governmental insurance departments

in compliance with insurance laws.

3.

RESERVE FOR LOSSES, LAE AND FUTURE

POLICY BENEFIT RESERVE

Reserves for losses and LAE.
The following

table provides

a roll forward

of the Company’s

beginning and

ending reserve

for losses

and LAE is
summarized for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Gross reserves beginning of period $
19,009
$
16,322
$
13,531

Less reinsurance recoverables on unpaid losses
(1,946)
(1,844)
(1,641)

Net reserves beginning of period
17,063
14,478
11,891
Incurred related to:

Current year
8,102
7,400
6,149

Prior years
(2)
(9)
401

Total incurred losses and LAE
8,100
7,391
6,551
Paid related to:

Current year

1,220
2,491
2,046

Prior years
3,740
2,226
2,078

Total paid losses and LAE
4,960
4,717
4,124
Foreign exchange/translation adjustment
(243)
(89)
161
Net reserves end of period
19,960
17,063
14,478

Plus reinsurance recoverables on unpaid losses
2,105
1,946
1,844

Gross reserves end of period
$
22,065
$
19,009
$
16,322
(Some amounts may not reconcile due

to rounding.)
Current year

incurred losses

were $
8.1

billion, $
7.4

billion and

$
6.1

billion in

2022, 2021

and 2020, respectively.

Gross and

net reserves

increased in

2022, reflecting

an increase

in underlying

exposure due

to earned

premium
growth, year

over year,

the impact

of $
45

million of

incurred losses

related to

the Ukraine/Russia

war,

partially
offset by decrease of $
80

million in 2022 current year catastrophe

losses compared to 2021.

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

$
710
million in

current year

catastrophe

losses and

an increase

of $
541

million in

current year

attritional losses.

The
increase in

current year

attritional losses

was mainly

due to

the growth

in premiums

earned, partially

mitigated
by $
511

million of losses related to COVID-19

in 2020 which did not recur in 2021.

Incurred prior years

losses were $(
2
) million in 2022, ($
9
) million in 2021 and $
401

million in 2020. The favorable
development

on

prior

year

reserves

of

($
2
)

million

in

2022

is

primarily

driven

by

better

than

expected

loss
emergence in

workers’

compensation and

surety lines

of business, as

well as attritional

property.

The favorable
development

on

prior

year

reserves

of

($
9
)

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

2022,

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
The

information

about

incurred

and

paid

claims

development

for

the

years

ended

December

31,

2013

to
December 31, 2021 is presented as supplementary

information.
The Cumulative

Number of

Reported

Claims is

shown only

for Insurance

Casualty as

it is

impractical

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
Reinsurance – Casualty Business
At December 31, 2022
Total of
IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected Cumulative
Years Ended December 31, Development Number of
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Reported
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims Claims
(Dollars in millions)
2013 $
710
$
801
$
788
$
779
$
748
$
719
$
699
$
699
$
694
$
684
$
11
N/A
2014
762
800
807
783
741
719
732
730
720
13
N/A
2015
777
818
814
811
795
832
832
829
47
N/A
2016
790
865
862
857
933
935
965
91
N/A
2017
870
830
837
918
926
982
132
N/A
2018
1,311
1,309
1,386
1,416
1,485
354
N/A
2019
1,683
1,748
1,751
1,775
727
N/A
2020
1,896
1,867
1,846
1,178
N/A
2021
2,454
2,449
1,829
N/A
2022
2,818
2,133
N/A
$
14,554
(Some amounts may not reconcile due to rounding.)

Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
48
$
121
$
211
$
310
$
383
$
489
$
540
$
565
$
593
$
603
2014
57
122
212
301
426
501
545
585
607
2015
57
157
263
408
497
565
611
647
2016
88
187
320
426
539
614
690
2017
80
185
316
455
575
677
2018
154
284
456
616
803
2019
208
338
511
718
2020
190
300
489
2021
214
318
2022
200
$
5,754
All outstanding liabilities prior to 2013, net of reinsurance
916
Liabilities for claims and claim adjustment expenses, net of reinsurance $
9,715
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage

Payout of Incurred Loss by

Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Casualty
8.9
%
7.8
%
11.7
%
12.7
%
12.5
%
10.2
%
6.8
%
4.5
%
3.6
%
1.5
%
Reinsurance – Property Business

At December 31, 2022
Total of
IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected Cumulative
Years Ended December 31, Development Number of
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Reported
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims Claims
(Dollars in millions)
2013 $
1,275
$
930
$
819
$
763
$
757
$
753
$
760
$
758
$
758
$
757
$
2
N/A
2014
1,343
1,181
1,030
937
933
937
930
930
928
3
N/A
2015
1,386
1,053
976
950
952
945
946
943
2
N/A
2016
1,695
1,518
1,554
1,548
1,526
1,527
1,523
10
N/A
2017
2,784
3,407
3,518
3,647
3,692
3,703
3
N/A
2018
2,611
2,486
2,488
2,426
2,379
24
N/A
2019
2,038
2,070
2,015
1,899
29
N/A
2020
2,408
2,481
2,425
240
N/A
2021
2,754
2,780
476
N/A
2022
3,257
1,898
N/A
$
20,594
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
375
$
510
$
638
$
693
$
713
$
723
$
732
$
733
$
733
$
735
2014
366
641
769
842
874
884
891
892
893
2015
377
607
759
842
869
891
900
905
2016
469
961
1,249
1,367
1,421
1,441
1,454
2017
819
2,180
2,744
3,130
3,332
3,426
2018
545
1,525
1,878
2,065
2,136
2019
730
1,185
1,505
1,667
2020
584
1,321
1,733
2021
684
1,534
2022
652
$
15,134
All outstanding liabilities prior to 2013, net of reinsurance
103
Liabilities for claims and claim adjustment expenses, net of reinsurance $
5,562
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage

Payout of Incurred Loss by

Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Property
27.2
%
31.8
%
16.1
%
8.8
%
4.0
%
2.0
%
0.9
%
0.3
%
0.1
%
0.1
%

Insurance – Casualty Business
At December 31, 2022
Total of
IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected Cumulative
Years Ended December 31, Development Number of
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Reported
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims Claims
(Dollars in millions)
2013 $
393
$
393
$
393
$
393
$
351
$
344
$
351
$
350
$
350
$
347
$
25
$
22,031
2014
431
457
454
460
396
397
398
397
398
32
26,449
2015
519
527
535
541
467
471
471
477
40
29,020
2016
552
550
579
612
549
538
540
53
34,164
2017
610
600
620
652
628
629
85
38,344
2018
701
705
742
755
769
154
39,029
2019
848
844
876
885
204
42,006
2020
993
1,049
1,043
416
39,545
2021
1,189
1,246
732
44,274
2022
1,367
865
37,739
$
7,703
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
33
$
117
$
176
$
225
$
260
$
286
$
304
$
311
$
317
$
321
2014
41
125
202
257
297
325
339
350
360
2015
44
135
219
292
353
382
413
435
2016
55
164
268
341
400
443
481
2017
54
172
280
378
453
529
2018
63
207
317
443
594
2019
72
234
397
551
2020
66
236
388
2021
109
261
2022
85
$
4,003
All outstanding liabilities prior to 2013, net of reinsurance
127
Liabilities for claims and claim adjustment expenses, net of reinsurance $
3,828
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage

Payout of Incurred Loss by

Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Casualty
8.1
%
17.6
%
16.8
%
15.5
%
13.4
%
8.4
%
5.7
%
3.3
%
2.1
%
1.3
%

Insurance – Property Business
At December 31, 2022
Total of
IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected Cumulative
Years Ended December 31, Development Number of
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Reported
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims Claims
(Dollars in millions)
2013 $
112
$
98
$
91
$
92
$
92
$
92
$
92
$
92
$
92
$
92
$ - N/A
2014
132
123
120
119
119
119
119
119
120
1
N/A
2015
173
153
144
146
144
146
146
150
1
N/A
2016
288
274
279
289
292
294
294
- N/A
2017
494
499
492
495
489
504
- N/A
2018
405
400
394
407
422
1
N/A
2019
347
347
351
363
1
N/A
2020
599
507
498
27
N/A
2021
646
579
66
N/A
2022
767
273
N/A
$
3,789
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
69
$
93
$
92
$
92
$
92
$
92
$
92
$
92
$
92
$
92
2014
82
116
118
118
118
119
119
119
119
2015
102
141
142
145
146
146
147
147
2016
162
249
271
287
290
293
293
2017
179
423
457
479
496
499
2018
245
357
376
404
418
2019
227
315
339
357
2020
293
416
453
2021
328
473
2022
372
$
3,223
All outstanding liabilities prior to 2013, net of reinsurance -
Liabilities for claims and claim adjustment expenses, net of reinsurance
566
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage

Payout of Incurred Loss by

Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Property
54.3
%
31.5
%
5.7
%
4.5
%
2.3
%
1.0
%
0.6
%
0.1
%
0.1
%
-
%

Reconciliation of the Disclosure of Incurred

and Paid Claims Development to the Liability for

Unpaid Claims
and Claim Adjustment Expenses
The reconciliation of the net incurred and

paid claims development tables to the liability

for claims and claim
adjustment expenses in the consolidated

statement of financial position is as follows.
December 31, 2022
(Dollars in thousands)
Net outstanding liabilities
Reinsurance Casualty $
9,715
Reinsurance Property
5,562
Insurance Casualty
3,828
Insurance Property
566
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance
19,671
Reinsurance recoverable on unpaid claims
Reinsurance Casualty
150
Reinsurance Property
576
Insurance Casualty
1,220
Insurance Property
160
Total reinsurance recoverable

on unpaid claims
2,105
Insurance lines other than short-duration -
Unallocated claims adjustment expenses
244
Other
45
289
Total gross liability for unpaid claims and claim adjustment expense $
22,065
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

Management’s

best
estimate is

developed through

collaboration

with actuarial,

underwriting, claims,

legal and

finance departments
and

culminates

with

the

input

of

reserve

committees.

Each

segment

reserve

committee

includes

the
participation of the relevant

parties from actuarial, finance,

claims and segment senior management

and has the
responsibility for

recommending and

approving management’s

best estimate.

Reserves are

further reviewed

by
Everest’s

Chief

Reserving

Actuary

and

senior

management.

The

objective

of

such

process

is

to

determine

a
single best estimate

viewed by management

to be the best

estimate of its ultimate

loss liability.

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

in

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

handle

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

The Bornhuetter

-Ferguson

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

management’s

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

and COVID

-19 related

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

where available.

The Company

continues

to

receive

claims under

expired

insurance

and reinsurance

contracts

asserting

injuries
and/or

damages

relating

to

or

resulting

from

environmental

pollution

and

hazardous

substances,

including
asbestos.

Environmental

claims

typically

assert

liability

for

(a) the

mitigation

or

remediation

of environmental
contamination

or (b)

bodily injury

or property

damage caused

by the

release of

hazardous

substances

into

the
land,

air

or

water.

Asbestos

claims

typically

assert

liability

for

bodily

injury

from

exposure

to

asbestos

or

for
property damage resulting from asbestos

or products containing asbestos.
The Company’s

reserves include

an estimate

of the Company’s

ultimate liability

for A&E

claims.

The Company’s
A&E

liabilities

emanate

from

Mt.

McKinley

Insurance

Company’s,

a

former

wholly

owned

subsidiary

that

was
sold

in 2015,

direct

insurance

business

and Everest

Re’s

assumed

reinsurance

business.

All of

the

contracts

of
insurance

and reinsurance,

under which

the Company

has received

claims during

the past

three

years,

expired
more

than
20

years

ago.

There

are

significant

uncertainties

surrounding

the

Company’s

reserves

for

its

A&E
losses.

A&E

exposures

represent

a

separate

exposure

group

for

monitoring

and

evaluating

reserve

adequacy.

The
following table

summarizes incurred

losses with respect

to A&E

reserves on

both a gross

and net of

reinsurance
basis for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021 2020
Gross basis:
Beginning of period reserves $
175
$
219
$
258
Incurred losses
144
11
2
Paid losses
(42)
(55)
(40)
End of period reserves $
278
$
175
$
219
Net basis:
Beginning of period reserves $
156
$
198
$
229
Incurred losses
138
-
(1)
Paid losses
(37)
(42)
(30)
End of period reserves $
257
$
156
$
198
(Some amounts may not reconcile due to rounding.)
In

2015,

the

Company

sold

Mt.

McKinley

to

Clearwater

Insurance

Company,

a

subsidiary

of

Fairfax

Financial.

Concurrently

with

the

closing,

the

Company

entered

into

a

retrocession

treaty

with

an

affiliate

of

Clearwater
Insurance Company.

Per the retrocession

treaty,

the Company retroceded
100
% of the liabilities associated

with
certain Mt. McKinley policies, which related

entirely to A&E business and had

been reinsured by Bermuda Re.

As
consideration

for entering

into the

retrocession treaty,

Everest

Re Bermuda

transferred

cash of $
140

million, an
amount

equal

to

the

net

loss

reserves

as

of

the

closing

date.

The

maximum

liability

retroceded

under

the
retrocession treaty

will be $
440

million, equal to

the retrocession

payment plus

$
300

million.

The Company

will
retain liability for any

amounts exceeding the maximum liability

retroceded under the retrocession

treaty.
On December 20, 2019, the retrocession

treaty was amended and

included a partial commutation.

As a result of
this amendment

and partial

commutation, gross

A&E reserves

and correspondingly

reinsurance receivable

were
reduced by $
43

million.

In addition, the maximum liability permitted to

be retroceded increased to

$
450

million.

In 2022

the Company

posted

additional A&E

reserves of

$
138
m, following

a comprehensive

actuarial reserving
review.

This

increase

in

reserves

brings

the

Company

A&E

position

in

line

with

the

overall

industry

survival
ratios.
Reinsurance Recoverables.
Reinsurance

recoverables

for

both paid

and unpaid

losses totaled

$
2.2

billion and

$
2.1

billion at

December 31,
2022 and December

31, 2021,

respectively.

At December

31, 2022, $
520

million, or
23.2
%, was receivable

from
Mt.

Logan

Re

collateralized

segregated

accounts;

$
283

million,

or
12.6
%,

was

receivable

from

Munich
Reinsurance

America, Inc.

and $
148

million, or
6.6
%, was

recoverable

from Endurance

Reinsurance

Corporation
of America.

No other retrocessionaire accounted

for more than
5
% of our receivables.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits

is summarized for the periods indicated:
At December 31,
(Dollars in thousands)
2022 2021 2020
Balance at beginning of year $
36
$
38
$
43
Liabilities assumed - - -
Adjustments to reserves
(3)
1
(1)
Benefits paid in the current year
(4)
(3)
(4)
Balance at end of year $
29
$
36
$
38
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

At December 31, 2022, $
1.7

billion of fixed maturities, fair

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

December

31,

2022

and
December 31, 2021

of $
97

million and

$
1.3

billion, respectively.

The Company

internally manages

a portfolio

of
collateralized

loan obligations

included in

asset-backed

securities which

had a

fair value

of $
2.6

billion and

$
2.0
billion at December

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

•

Foreign

government

securities

are

comprised

of

global

non-U.S.

sovereign

bond

issuances

and

the

fair
values

are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar
securities and

models with observable

inputs such

as benchmark

yields and

credit spreads

and then,

where
applicable, converted to U.S.

dollars using an exchange rate

from a nationally recognized

source;
•

Foreign corporate

securities are

comprised of

global non-U.S.

corporate

bond issuances

and the

fair values
are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities
and models with observable inputs

such as benchmark yields and credit

spreads and then, where applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.
The following

table presents

the fair

value measurement

levels for

all assets

and liabilities,

which the

Company
has recorded at fair value

as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations $
1,257
$ - $
1,257
$ -
Obligations of U.S. States and political subdivisions
413
-
413
-
Corporate securities
6,469
-
5,754
715
Asset-backed securities
4,063
-
3,069
994
Mortgage-backed securities
Commercial
919
-
919
-
Agency residential
3,099
-
3,099
-
Non-agency residential
4
-
4
-
Foreign government securities
1,415
-
1,415
-
Foreign corporate securities
4,596
-
4,579
16
Total fixed maturities, available for sale
22,236
-
20,511
1,725
Equity securities, fair value
281
132

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
292

million

and

$
287

million

of

investments

within

other

invested

assets

on

the

consolidated
balance sheets

as of December

31, 2022 and

2021, respectively,

are not

included within

the fair value

hierarchy
tables as the assets are measured at

net asset value (“NAV”) as a pract

ical expedient to determine fair value.

The following

table presents

the activity

under Level

3, fair

value measurements

using significant

unobservable
inputs by asset type, for the periods indicated:

Total Fixed Maturities,

Available for Sale
December 31, 2022 December 31, 2021
Corporate Asset-Backed Foreign Corporate Asset-Backed Foreign
(Dollars in millions)
Securities Securities CMBS Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities

$
801
$
1,251
$ - $
16
$
2,068
$
701
$
623
$
6
$
1,330
Total gains or (losses) (realized/unrealized)
Included in earnings
(10)
- - -
(10)
(12)
(6)
-
(18)
Included in other comprehensive income (loss)
3
(35)
-
(4)
(36)
4
(7)
-
(2)
Purchases, issuances and settlements
(45)
513
6
8
481
107
641
10
758
Transfers in and/or (out) of Level

3
(35)
(735)
(6)
(4)
(779)
- - - -
Ending balance $
715
$
994
$ - $
16
$
1,725
$
801
$
1,251
$
16
$
2,068
The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains

or losses relating to assets still held

at the reporting date
$
(23)
$
8
$ - $ - $
(15)
$
(16)
$
(8)
$ - $
(24)
(Some amounts may not reconcile due to rounding.)
The $
779

million

shown

as transfers

in/(out)

of Level

3 and

reclassification

of securities

in/(out)

of investment
categories for

the year ended

December 31, 2022

related mainly

to previously

designated Level

3 securities that
the Company

has reclassified

from “fixed

maturities – available

for sale”

to “fixed

maturities –

held to maturity”
during

2022.

As

“fixed

maturities

–

held

to

maturity"

are

carried

at

amortized

cost,

net

of

credit

allowances

rather

than at

fair value

as “fixed

maturities –

available

for sale”,

these securities

are no

longer included

within
the fair

value hierarchy

table

or in

the roll

forward

of Level

3 securities.

The fair

values

of these

securities are
determined in a

similar manner as

the Company’s

fixed maturity

securities available

for sale as

described above.

The

fair

values

of

these

securities

incorporate

the

use

of

significant

unobservable

inputs

and

therefore

are
classified as Level 3 within the fair value hierarchy

as of December 31, 2022.
There were
no

transfers of assets

in/(out) Level 3 during 2021.

Financial Instruments Disclosed, But Not Reported,

at Fair Value
Certain financial instruments

disclosed, but not

reported, at fair

value are excluded

from the fair

value hierarchy
tables above. Fair

values of fixed maturity

securities held to maturity and senior notes

can be found within Notes
2 and 6, respectively.

Short-term investments

are stated at cost,

which approximates fair value.

See Note 1.
5.

CREDIT FACILITIES
The

Company

has

multiple

active

letter

of

credit

facilities

for

a

total

commitment

of

up

to

$
1.5

billion

as

of
December

31,

2022,

providing

for

the

issuance

of

letters

of

credit.

The

Company

also

has

additional
uncommitted

letter

of

credit

facilities

of

up

to

$
440

million

which

may

be

accessible

via

written

request

and
corresponding authorization

from the applicable lender.

There is no guarantee the uncommitted

capacity will be
available to

us on

a future

date.

The following

table presents

the interest

and fees

incurred in

connection with
these committed credit facilities

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Credit facility interest and fees incurred - Wells Fargo Bank $ - $ - $
1
The terms and outstanding amounts for

each facility are discussed below:
Group Credit Facility
Effective

May

26,

2016, Group,

Everest

Reinsurance

(Bermuda),

Ltd.

(“Bermuda

Re”)

and

Everest

International
Reinsurance,

Ltd.

(“Everest

International”),

both

direct

subsidiaries

of

Group,

entered

into

a
five year
,

$
800
million senior credit

facility with

a syndicate

of lenders,

which amended and

restated

in its entirety

the June 22,
2012,
four year
,

$
800

million

senior

credit

facility.

Both

the

May

26,

2016

and

June

22,

2012

senior

credit
facilities, which

have similar

terms, are

referred

to as

the “2016 Group

Credit Facility”.

Wells Fargo

Corporation
(“Wells Fargo Bank”) is

the administrative agent

for the 2016 Group Credit Facility.
Effective

May 26,

2021, the

term of

the 2016

Group Credit

Facility expired.

The Company

elected not

to renew
this facility

to allow

for the

replacement by

other collateralized

letter of

credit facilities

such as

those described
below.

As a

result of

the non-renewal

in May

2021, letter

of credit

commitment/availability

in the

2016 Group
Credit Facility

as of December

21, 2021 was

limited to

the remaining

$
39

million of letters

of credit that

were in
force and which expired

in 2022.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022 At December 31, 2021
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Wells Fargo Bank Group Credit Facility $ - $ - $
39
$
39
12/30/2022

Bermuda Re Wells Fargo

Bilateral Letter of

Credit Facility
Effective February

23, 2021, Bermuda Re entered into

a letter of credit issuance facility

with Wells Fargo

referred
to as the “2021 Bermuda

Re Wells

Fargo Bilateral

Letter of Credit

Facility.”

The Bermuda Re Wells

Fargo Bilateral
Letter

of

Credit

Facility

originally

provided

for

the

issuance

of

up

to

$
50

million

of

secured

letters

of

credit.

Effective

May 5, 2021,

the agreement

was amended to

provide for

the issuance of

up to $
500

million of secured
letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions) At December 31, 2022 At December 31, 2021
Bank
Commitment In Use
Date of Expiry

Commitment In Use Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement $
500
$
463
12/29/2023
$
500
$
351
12/30/2022
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

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022 At December 31, 2021
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Bermuda Re Citibank LOC Facility-

Committed
$
230
$
1
1/21/2023
$
230
$
4
02/28/2022
4
2/28/2023
1
03/01/2022
1
3/1/2023
1
11/24/2022
1
8/15/2023
217
12/31/2022
3
9/23/2023
1
8/15/2023
212
12/31/2023
1
9/23/2023
Bermuda Re Citibank LOC Facility

- Uncommitted
140
87
12/31/2023
140
84
12/31/2022
18
12/30/2026
23
12/30/2025
Total Citibank Bilateral

Agreement
$
370
$
329
$
370
$
333
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank

Bilateral Secured Credit Facility
Effective

August

27,

2021

Bermuda

Re

entered

into

a

letter

of

credit

issuance

facility

with

Bayerische
Landesbank,

an

agreement

referred

to

as

the

“Bermuda

Re

Bayerische

Landesbank

Bilateral

Secured

Credit
Facility”.

The Bermuda

Re

Bayerische

Landesbank

Bilateral

Secured

Credit

Facility

provides

for

the

committed
issuance of up to $
200

million of secured letters of credit.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022 At December 31, 2021
Bank
Commitment In Use
Date of Expiry

Commitment In Use Date of Expiry
Bayerische Landesbank Bilateral Secured

Credit Facility
$
200
$
183
12/31/2023
$
200
$
155
12/31/2022
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank

Bilateral Unsecured Letter

of Credit Facility
Effective

December

30,

2022,

Bermuda

Re

entered

into

a

new

additional

letter

of

credit

issuance

facility

with
Bayerische Landesbank,

New York

Branch, referred

to as

the “Bayerische

Landesbank Bilateral

Unsecured Letter
of Credit Facility”.

The Bermuda Re

Bayerische Landesbank

Bilateral Unsecured

Letter of

Credit Facility

provides
for the committed issuance of up to

$
150

million of unsecured letters of credit.
The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022
Bank Commitment In Use Date of Expiry
Bayerische Landesbank Unsecured Bilateral LOC Agreement - Committed $
150
$
150
12/31/2023
(Some amounts may not reconcile due to rounding.)
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

of $

million.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022 At December 31, 2021
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed $
50
$
50
12/31/2023
$
50
$
46
12/31/2022
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted
200
136
12/31/2023
- -
Total Bermuda Re Lloyd's Bank Credit Facility $
250
$
186
$
50
$
46
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Credit

Facility
Effective

November 3,

2021, Bermuda

Re entered

into a

letter of

credit issuance

facility with

Barclays

Bank PLC,
an agreement

referred

to as

the “Bermuda

Re Barclays

Credit Facility”.

The Bermuda

Re Barclays

Credit Facility
provides for the committed issuance

of up to $
200

million of secured letters of credit.
The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022 At December 31, 2021
Bank Commitment In Use Date of Expiry Commitment In Use Date of Expiry
Bermuda Re Barclays Credit Facility $
200
$
179
12/31/2023
$
200
$
186
12/31/2022
(Some amounts may not reconcile due to rounding.)
Bermuda Re Nordea Bank Letter of Credit

Facility
Effective November

21, 2022, Bermuda

Re entered

into a letter

of credit issuance

facility with Nordea

Bank ABP,
New

York

Branch,

referred

to

as

the

“Nordea

Bank

Letter

of

Credit

Facility”.

The

Bermuda

Re

Nordea

Bank
Letter of

Credit Facility

provides for

the committed

issuance of up

to $
200

million of unsecured

letters of

credit,
and

subject

to

credit

approval,

uncommitted

issuance

of

$
100

million

for

a

maximum

total

facility

amount

of
$
300

million.

The following table summarizes the

outstanding letters of credit

for the periods indicated:

(Dollars in millions)
At December 31, 2022
Bank Commitment In Use Date of Expiry
Nordea Bank ABP, NY Unsecured LOC Facility - Committed
$
200
$
50
12/31/2023
Nordea Bank ABP, NY Unsecured LOC Facility - Uncommitted
100
100
12/31/2023
Total Nordea Bank ABP,

NY LOC Facility
$
300
$
150
(Some amounts may not reconcile due

to rounding.)
Federal Home Loan Bank Membership
Everest

Re

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York

(“FHLBNY”),

which

allows

Everest

Re

to
borrow up

to
10
% of its

statutory admitted

assets.

As of December

31, 2022, Everest

Re had

admitted assets

of
approximately

$
22.4

billion

which

provides

borrowing

capacity

of

up

to

approximately

$
2.2

billion.

As

of
December

31, 2022,

Everest

Re has

$
519

million of

borrowings

outstanding,

which all

mature

in 2023.

Everest
incurred

interest

expense

of

$
4

million

and

$
1

million

for

the

years

ended

December

31,

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

December 31, 2022 December 31, 2021
Consolidated Consolidated
Principal Balance Sheet Balance Sheet
(Dollars in millions)
Date Issued Date Due Amounts

Amount
Market Value Amount Market Value
4.868
% Senior notes
6/5/2014
6/1/2044
$
400
$
397
$
343
$
397
$
504
3.5
% Senior notes
10/7/2020
10/15/2050
1,000
981
677
980
1,055
3.125
% Senior notes
10/4/2021
10/15/2052
1,000
969
627
969
983
$
2,400
$
2,347
$
1,647
$
2,346
$
2,542
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
Interest Paid Payable Dates 2022 2021 2020
4.868
% Senior Notes semi-annually June 1/December 1 $
19
$
19
$
19
3.5
% Senior Notes semi-annually April 15/October 15
35
35
8
3.125
% Senior Notes semi-annually April 15/October 15
32
8
-
$
86
$
62
$
28
(Some amounts may not reconcile due to rounding.)
7.

LONG-TERM SUBORDINATED

NOTES

The

table

below

displays

Holdings’

outstanding

fixed

to

floating

rate

long-term

subordinated

notes.

Market
value

is

based

on

quoted

market

prices,

but

due

to

limited

trading

activity,

these

subordinated

notes

are
considered Level 2 in the fair value

hierarchy.

Maturity Date December 31, 2022 December 31, 2021
Original Consolidated Consolidated
Principal Balance Sheet Balance Sheet
(Dollars in millions)
Date Issued Amount Scheduled Final Amount Market Value Amount Market Value
Long-term subordinated notes
4/26/2007
$
400
5/15/2037
5/1/2067
$
218
$
187
$
224
$
216
During the fixed

rate interest

period from
May 3, 2007

through
May 14, 2017
, interest

was at the

annual rate

of
6.6
%, payable semi-annually in arrears

on November 15 and May 15 of each year,

commencing on
November 15,
2007
.

During the floating rate

interest period from

May 15, 2017 through

maturity,

interest will be based

on the
3

month

LIBOR

plus
238.5

basis

points,

reset

quarterly,

payable

quarterly

in

arrears

on

February

15,

May

15,
August 15

and November

15 of

each year,

subject to

Holdings’ right

to defer

interest

on
one

or more

occasions
for up

to
ten

consecutive

years.

Deferred

interest

will accumulate

interest

at the

applicable rate

compounded
quarterly for

periods from and

including May 15,

2017.

The reset quarterly

interest rate

for November

15, 2022
to February 14, 2023 is
6.99
%.

Holdings may redeem the

long-term subordinated

notes on or after May

15, 2017, in whole or in

part at
100
% of
the principal amount

plus accrued and unpaid

interest; however,

redemption on or

after the scheduled

maturity
date and

prior to
May 1, 2047

is subject

to a

replacement

capital covenant.

This covenant

is for

the benefit

of
certain

senior

note

holders

and

it

mandates

that

Holdings

receive

proceeds

from

the

sale

of

another
subordinated

debt issue,

of at

least similar

size, before

it may

redeem the

subordinated

notes.

The Company’s
4.868
% senior

notes due

on
June 1, 2044
,
3.5
% senior

notes due

on
October 15, 2050

and
3.125
% senior

notes
due

on
October 15, 2052

are

the

Company’s

long-term

indebtedness

that

rank

senior

to

the

long-term
subordinated notes.

In

2009,

the

Company

had

reduced

its

outstanding

amount

of

long-term

subordinated

notes

through

the
initiation

of a

cash tender

offer for

any and

all of

the long-term

subordinated

notes.

In addition,

the Company
repurchased

and

retired

$
6

million

of

the

outstanding

long-term

subordinated

notes

for

the

year

ended
December 31, 2022.

The Company realized a gain

of $
1

million on the repurchases made during 2022.
Interest

expense

incurred

in

connection

with

these

long-term

subordinated

notes

is

as follows

for

the

periods
indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Interest expense incurred $
9
$
6
$
8
8.

COLLATERALIZED REINSURANCE

AND TRUST AGREEMENTS
Certain

subsidiaries

of

Group

have

established

trust

agreements,

which

effectively

use

the

Company’s
investments

as collateral,

as security

for assumed

losses payable

to certain

non-affiliated

ceding companies.

At
December 31,

2022, the

total amount

on deposit

in trust

accounts was

$
2.4

billion, which

includes $
122

million
of restricted

cash.

At December

31, 2021, the

total amount

on deposit

in trust

accounts was

$
1.7

billion, which
includes $
190

million of restricted cash.

The Company

reinsures

some of

its catastrophe

exposures

with the

segregated

accounts

of Mt.

Logan

Re.

Mt.
Logan Re is

a Collateralized

insurer registered

in Bermuda and
100
% of the voting

common shares

are owned by
Group.

Each segregated

account invests

predominantly in

a diversified

set of catastrophe

exposures, diversified
by risk/peril and across different

geographic regions globally.

The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts and

assumed by the Company from Mt. Logan

Re segregated accounts.

Years Ended December 31,
Mt. Logan Re Segregated Accounts 2022 2021 2020
(Dollars in millions)
Ceded written premiums
201
341
303
Ceded earned premiums
206
333
306
Ceded losses and LAE
191
282
241
Assumed written premiums
5
12
19
Assumed earned premiums
5
12
19
Effective

April

1,

2018,

the

Company

entered

into

a

retroactive

reinsurance

transaction

with

one

of

the

Mt.
Logan

Re

segregated

accounts

to

retrocede

$
269

million

of

casualty

reserves

held

by

Bermuda

Re

related

to
accident years
2002

through
2015
.

As consideration

for entering

the agreement,

the Company

transferred

cash
of

$
252

million

to

the

Mt.

Logan

Re

segregated

account.

The

maximum

liability

to

be

retroceded

under

the
agreement

will

be

$
319

million.

The

Company

will

retain

liability

for

any

amounts

exceeding

the

maximum
liability.

The

Company

will

retain

liability

for

any

amounts

exceeding

the

maximum

liability.

Effective

July

1,
2022, the Company has commuted this reinsurance

agreement with Mt. Logan segregated

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

December 31, 2022
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

“AAAm” by Standard

& Poor’s.

(Dollars in millions)
Note Series Issue Date Maturity Date Amount
Series 2018-1 Class A-2
4/30/2018
5/5/2023
$
63
Series 2018-1 Class B-2
4/30/2018
5/5/2023
200
Series 2019-1 Class A-1
12/12/2019
12/19/2023
150
Series 2019-1 Class B-1
12/12/2019
12/19/2023
275
Series 2019-1 Class A-2
12/12/2019
12/19/2024
150
Series 2019-1 Class B-2
12/12/2019
12/19/2024
275
Series 2021-1 Class A-1
4/8/2021
4/21/2025
150
Series 2021-1 Class B-1
4/8/2021
4/21/2025
85
Series 2021-1 Class C-1
4/8/2021
4/21/2025
85
Series 2021-1 Class A-2
4/8/2021
4/20/2026
150
Series 2021-1 Class B-2
4/8/2021
4/20/2026
90
Series 2021-1 Class C-2
4/8/2021
4/20/2026
90
Series 2022-1 Class A
6/22/2022
6/22/2025

$
2,063

9.

LEASES
The Company

enters into

lease agreements

for real

estate

that is

primarily used

for office

space in

the ordinary
course of business.

These leases are

accounted for

as operating

leases, whereby lease

expense is recognized

on
a straight-line basis over the

term of the lease.

Most leases include an option to extend

or renew the lease term.

The exercise

of the renewal

is at the Company’s

discretion.

The operating lease

liability includes lease payments
related

to

options

to

extend

or

renew

the

lease

term

if

the

Company

is

reasonably

certain

of

exercise

those
options.

The Company,

in determining the present

value of lease payments

utilizes either the rate

implicit in the
lease if

that

rate

is readily

determinable

or the

Company’s

incremental

secured

borrowing

rate

commensurate
with terms of the underlying lease.
Supplemental information related

to operating leases is as follows

for the periods indicated:

Year Ended December 31,
(Dollars in thousands)
2022 2021
Lease expense incurred:
Operating lease cost $
28
$
27
At December 31,
(Dollars in millions)
2022 2021
Operating lease right of use assets $
128
$
139
Operating lease liabilities
147
158
Year Ended December 31,
(Dollars in millions)
2022 2021
Operating cash flows from operating leases $
(20)
$
(18)
At December 31,
2022 2021
Weighted average remaining operating lease term
10.8

years
11.6 years
Weighted average discount rate on operating leases
4.08
%
4.08
%
Maturities of the existing lease liabilities are expected

to occur as follows:

(Dollars in thousands)
2023 $
21
2024
21
2025
18
2026
16
2027
16
Thereafter
95
Undiscounted lease payments
187
Less:

present value adjustment
40
Total operating lease liability $
147
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
5
%

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
35
% versus
21
% in 2018 and later years.

As a result, the
Company

was

able

to

record

a

net

income

tax

benefit

from

the

five-year

carryback

of

$
33

million

and

obtain
federal income tax cash

refunds of $
183

million including interest in 2020.

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

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Current tax expense (benefit):
U.S. $
76
$
124
$
(108)
Non-U.S.
5
2
3
Total current tax expense (benefit)
81
126
(105)
Deferred tax expense (benefit):
U.S.
(90)
38
179
Non-U.S. -
3
(3)
Total deferred tax expense

(benefit)
(90)
41
176
Total income tax expense (benefit) $
(9)
$
167
$
71
(Some amounts may not reconcile due to rounding.)

The

weighted

average

expected

tax

provision

has

been

calculated

using

the

pre-tax

income

(loss)

in

each
jurisdiction

multiplied

by

that

jurisdiction's

applicable

statutory

tax

rate.

Reconciliation

of

the

difference
between the

provision for

income taxes

and the expected

tax provision

at the weighted

average tax

rate for

the
periods indicated is provided below:
Years Ended December 31,
2022 2021 2020
(Dollars in millions)
U.S. Non-U.S. U.S. Non-U.S. U.S. Non-U.S.
Underwriting gain (loss) $
(81)
$
558
$
(83)
$
307
$
24
$
(278)
Net investment income
607
223
708
457
340
303
Net realized capital gains (losses)
(426)
(29)
266
(8)
235
33
Net derivative gain (loss) - - -
3
-
2
Corporate expenses
(26)
(35)
(33)
(34)
(16)
(25)
Interest, fee and bond

issue cost amortization expense
(101)
-
(70)
-
(36)
(1)
Other income (expense)
(6)
(96)
23
11
(15)
20
Pre-tax income (loss) $
(32)
$
620
$
811
$
735
$
532
$
53
Expected tax provision at the applicable

statutory rate(s)
(9)
-
170
14
112
(10)
Increase (decrease) in taxes resulting

from:
Tax exempt

income
(4)
-
(4)
-
(4)
-
Dividend received deduction
(3)
-
(1)
-
(1)
-
Proration
1
-
1
-
1
-
Affiliated preferred stock

dividends
7
-
7
-
7
-
Creditable foreign premium tax
(11)
-
(13)
-
(12)
-
Tax audit settlement - - - - - -
Share-based compensation tax benefits

formerly in APIC
(3)
-
(2)
-
(3)
-
Impact of CARES Act - - - -
(32)
-
Valuation allowance -
5
-
(10)
-
15
Change in uncertain tax positions - - - - - -
Other
5
-
3
1
3
(5)
Total income tax

provision
$
(14)
$
5
$
161
$
5
$
71
$ -
(Some amounts may not reconcile due to rounding.)
At December 31, 2022, 2021 and 2020,

the Company had
no

uncertain tax positions.

The Company’s

2014 through

2018 U.S.

Federal

tax

returns

are

under audit

by the

IRS.

To

date,

the Company
has received

a significant

number of Information

Document Requests

(“IDRs”).

However,

the IRS has

not issued
any

Notice

of

Proposed

Adjustments

for

these

tax

years.

The

Company

had

filed

amended

tax

returns
requesting refunds for 2015 and

2016 for $
2

million and $
5

million, respectively.

Tax years

2019, 2020 and 2021 are open for examination

by the U.S. Federal income tax

jurisdiction.

Deferred

Income

taxes

reflect

the

tax

effect

of

the

temporary

differences

between

the

value

of

assets

and
liabilities

for

financial

statement

purposes

and

such

values

are

measured

by

the

U.S.

tax

laws

and
regulations.

The principal

items making

up the

net deferred

income tax

assets/(liabilities) are

as follows

for the
periods indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021
Deferred tax assets:

Net unrealized investment losses
$
218
$ -

Loss reserves
154
130

Unearned premium reserves
114
108

Lease liability
29
31

Net operating loss carryforward
28
20

Unrealized foreign currency losses
24
4

Investment impairments
12
6

Net unrealized losses on benefit plans
9
13

Equity compensation
8
8

Uncollectible reinsurance reserves
3
3

Foreign tax credits
3
22

Other assets
10
9
Total deferred tax assets
611
354
Deferred tax liabilities:

Deferred acquisition costs
105
99

Partnership investments
56
57

Right of use asset
25
27

Depreciation
16
4

Net fair value income
7
98

Benefit plan asset
3
2

Net unrealized investment gains
-
37

Other liabilities
8
6
Total deferred tax liabilities
220
329
Net deferred tax assets
392
25

Less:

Valuation allowance
(25)
(18)
Total net deferred tax

assets/(liabilities)
$
367
$
7
(Some amounts may not reconcile due to rounding.)
At

December 31,

2022 and

2021, the

Company

had $
25

million and

$
18

million of

Valuation

Allowance (“VA”),
respectively.

The VA is a

result of our conclusion

under US GAAP accounting principles

that the UK, Netherlands,
Ireland, Chile, Switzerland,

France, Germany,

Singapore, and

U.S. jurisdictions could

not demonstrate

that it was
more likely

than not

that the

related deferred

tax assets

will be realized.

This was

primarily due

to factors

such
as cumulative losses

in recent years

related to

COVID 19 and

market conditions

and the inability

to demonstrate
overall

profitability

within

the

specific

jurisdiction.

During

the

year

ended

December

31,

2022,

the

Company
recorded

an

overall

decrease

in

its

VA

of

$
7

million.

Tax

effected

UK

Net

Operating

Losses

(“NOLs”)

of

$
16
million do not

expire.

Tax

effected

Irish NOLs

of $
4

million do not

expire.

Tax

effected

Swiss NOLs

of $
5

million
begin to

expire

in
2028
.

The remaining

tax

effected

NOLs of

$
3

million arose

in various

jurisdictions and

begin
expiring in 2027.

Note that not all NOLs had a VA

up against them.

At December

31, 2022,

and 2021,

the Company

had $
3

million and

$
29

million respectively

of foreign

tax credit
(“FTC”) carryforwards, all related to

the branch basket.

The branch basket FTCs begin to

expire in
2030
.

At December 31, 2022, $
218

million of the Company’s

deferred tax asset

relates primarily to unrealized

losses on
available

for

sale fixed

maturity

securities.

The unrealized

losses

on available

for

sale fixed

maturity

securities
were a

result of

market conditions,

including rising

interest rates.

Ultimate realization

of the

deferred tax

asset

depends

on

the

Company’s

ability

and

intent

to

hold

the

available

for

sale

securities

until

they

recover

their
value or mature.

As of December 31, 2022, based on all the available

evidence, the Company has concluded

that
the deferred tax

asset related to

the unrealized losses

on the available for

sale fixed maturity

portfolio are, more
likely than not, expected to

be realized.
The Company

follows

ASU 2016-09

in

regard

to

the

treatment

of the

tax

effects

of share

-based

compensation
transactions.

ASU

2016-09

required

that

the

income

tax

effects

of

restricted

stock

vestings

and

stock

option
exercises

resulting

from the

change

in value

of share

-based compensation

awards

between the

grant

date

and
settlement

(vesting/exercise)

date be

recorded

as part

of income

tax

expense

(benefit) within

the consolidated
statements of operations

and comprehensive income

(loss).

Per ASU 2016-09, the Company

recorded excess

tax
benefits of $
2

million, $
2

million and $
3

million related

to restricted

stock vestings

and stock option

exercises

as
part

of

income

tax

expense

(benefit)

within

the

consolidated

statements

of

operations

and

comprehensive
income (loss) in 2022, 2021 and, 2020, respectively.

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

were $
0.6

million, $
0.6

million and

$
0.6

million
in 2022, 2021 and 2020, respectively.
For

the

year

ended

December

31,

2022,

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

Premiums

written

and

earned

and

incurred

losses

and

LAE

are

comprised

of

the

following

for

the

periods
indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Written premiums:
Direct $
4,602
$
3,988
$
3,218
Assumed
9,350
9,062
7,264
Ceded
(1,608)
(1,604)
(1,365)
Net written premiums $
12,344
$
11,446
$
9,117
Premiums earned:
Direct $
4,218
$
3,589
$
3,028
Assumed
9,082
8,315
7,055
Ceded
(1,513)
(1,498)
(1,401)
Net premiums earned $
11,787
$
10,406
$
8,682
Incurred losses and LAE:
Direct $
2,804
$
2,385
$
2,141
Assumed
6,285
5,741
5,164
Ceded
(988)
(735)
(754)
Net incurred losses and LAE $
8,100
$
7,391
$
6,551
12.

OTHER COMPREHENSIVE INCOME (LOSS)
The following

table presents

the components

of comprehensive

income (loss) in

the consolidated

statements

of
operations for the periods indicated:

Years Ended December 31,
2022 2021 2020
(Dollars in millions)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on
securities - non-credit related $
(2,332)
$
295
$
(2,037)
$
(548)
$
59
$
(488)
$
463
$
(40)
$
423
Reclassification of net realized losses (gains) included in
net income (loss)
107
(18)
89
5
(2)
4
2
(6)
(3)
Foreign currency translation adjustments
(82)
5
(77)
(64)
2
(62)
90
(4)
86
Benefit plan actuarial net gain (loss)
18
(4)
15
22
(5)
17
(7)
1
(6)
Reclassification of benefit plan liability amortization
included in net income (loss)
3
(1)
2
8
(2)
6
8
(2)
6
Total other comprehensive income

(loss)
$
(2,285)
$
277
$
(2,008)
$
(577)
$
54
$
(523)
$
556
$
(49)
$

The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Years Ended
December 31,
Affected line item within the statements

of
AOCI component 2022 2021
operations and comprehensive

income (loss)
(Dollars in millions)
URA(D) on securities $
107
$
5
Other net realized capital gains (losses)
(18)
(2)
Income tax expense (benefit)
$
89
$
4
Net income (loss)
Benefit plan net gain (loss) $
3
$
8
Other underwriting expenses
(1)
(2)
Income tax expense (benefit)
$
2
$
6
Net income (loss)
The following

table presents

the components

of accumulated

other comprehensive

income (loss),

net of

tax, in
the consolidated balance sheets for the periods

indicated:

Years Ended
December 31,
(Dollars in millions)

2022 2021
Beginning balance of URA (D) on securities $
239
$
724
Current period change in URA(D) of investments - non-credit related
(1,948)
(485)
Ending balance of URA(D) on securities
(1,709)
239
Beginning balance of foreign currency translation adjustments
(177)
(115)
Current period change in foreign currency translation adjustments
(77)
(62)
Ending balance of foreign currency translation adjustments

(254)
(177)
Beginning balance of benefit plan net gain (loss)
(50)
(74)
Current period change in benefit plan net gain (loss)
17
23
Ending balance of benefit plan net gain (loss)
(33)
(50)
Ending balance of accumulated other comprehensive income (loss) $
(1,996)
$
12
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

indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Company contributions $
6
$
4
$
7

The following table summarizes the

Company’s pension expense

for the periods indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Pension expense $
(2)
$
3
$
8
The

following

table

summarizes

the

status

of

these

defined

benefit

plans

for

U.S.

employees

for

the

periods
indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021
Change in projected benefit obligation:
Benefit obligation at beginning of year $
403
$
404
Service cost
9
11
Interest cost
10
8
Actuarial (gain)/loss
(115)
(9)
Curtailment - -
Benefits paid
(15)
(12)
Projected benefit obligation at end of year
291
403
Change in plan assets:
Fair value of plan assets at beginning of year
377
354
Actual return on plan assets
(83)
31
Actual contributions during the year
6
4
Administrative expenses paid - -
Benefits paid
(15)
(12)
Fair value of plan assets at end of year
285
377
Funded status at end of year $
(6)
$
(25)
(Some amounts may not reconcile due

to rounding.)
Amounts recognized in the consolidated

balance sheets for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Other assets (due beyond one year) $
1
$ -
Other liabilities (due within one year)
(1)
(1)
Other liabilities (due beyond one year)
(6)
(24)
Net amount recognized in the consolidated balance sheets $
(6)
$
(25)
(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in

net periodic benefit cost and included in accumulated

other comprehensive income
(loss) for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Accumulated income (loss) $
(56)
$
(68)
Accumulated other comprehensive income (loss) $
(56)
$
(68)
(Some amounts may not reconcile due to rounding.)
Other changes in other comprehensive income (loss)

for the periods indicated are as

follows:
Years Ended December 31,
(Dollars in millions)
2022 2021
Other comprehensive income (loss) at December 31, prior year $
(68)
$
(92)
Net gain (loss) arising during period
7
15
Recognition of amortizations in net periodic benefit cost:
Actuarial loss
4
9
Curtailment loss recognized - -
Other comprehensive income (loss) at December 31, current year $
(56)
$
(68)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S.

employees included the following components

for the periods indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Service cost $
9
$
11
$
10
Interest cost
10
8
10
Expected return on assets
(25)
(24)
(21)
Amortization of actuarial loss from earlier periods
4
8
9
Settlement
1
-
1
Net periodic benefit cost $
(2)
$
3
$
8
Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year
(12)
(24)
Total recognized in net periodic benefit cost and other
comprehensive income (loss) $
(14)
$
(21)
(Some amounts may not reconcile due to rounding.)
The weighted

average

discount rates

used to determine

net periodic

benefit cost

for 2022,

2021 and 2020

were
2.86
%,
2.55
% and
3.28
%, respectively.

The rate

of

compensation

increase

used

to

determine

the

net

periodic
benefit cost for

2022, 2021 and 2020

was
4.00
%.

The expected long-term

rate of return

on plan assets for

2022,
2021 and 2020 was
6.75
%,
7.00
% and
7.00
% respectively.

The

weighted

average

discount

rates

used

to

determine

the

actuarial

present

value

of

the

projected

benefit
obligation for 2022, 2021 and 2020 were
5.25
%,
2.86
% and
2.55
%, respectively.

The following table summarizes the

accumulated benefit obligation for

the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Qualified Plan $
258
$
339
Non-qualified Plan
6
12
Total $
264
$
352
(Some amounts may not reconcile due to rounding.)
The following

table displays

the plans

with projected

benefit obligations

in excess

of plan

assets for

the periods
indicated:
At December 31,
(Dollars in millions)
2022 2021
Qualified Plan
Projected benefit obligation $
284
$
390
Fair value of plan assets
285
377
Non-qualified Plan
Projected benefit obligation $
6
$
12
Fair value of plan assets - -
The

following

table

displays

the

plans

with

accumulated

benefit

obligations

in

excess

of

plan

assets

for

the
periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Qualified Plan
Accumulated benefit obligation $ - $ -
Fair value of plan assets - -
Non-qualified Plan
Accumulated benefit obligation $
6
$
12
Fair value of plan assets - -
The following table displays

the expected benefit payments in

the periods indicated:
(Dollars in millions)
2023
$
13
2024
14
2025
14
2026
15
2027
17
Next 5 years
100
Plan assets

consist of

shares in

investment

trusts with
74
%,
24
%,
1
% and
1
% of the

underlying assets

consisting
of

equity

securities,

fixed

maturities,

limited

partnerships

and

cash,

respectively.

The

Company

manages

the
qualified

plan

investments

for

U.S.

employees.

The

assets

in

the

plan

consist

of

debt

and

equity

mutual
funds.

Due to the long term nature

of the plan, the target

asset allocation has historically

been
70
% equities and
30
% bonds.

The following

tables present

the fair

value measurement

levels for

the qualified

plan assets

at fair

value for

the
periods indicated:
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Short-term investments, which approximates fair value (a) $
4
$
4
$ - $ -
Mutual funds, fair value
Fixed income (b)
68
68
- -
Equities (c)
211
211
- -
Total $
283
$
283
$ - $ -
(Some amounts may not reconcile due to rounding.)
(a)
This category includes high quality, short-term

money market instruments, which are issued and payable in

U.S. dollars.
(b)
This category includes fixed income funds, which invest in

investment grade securities of corporations, governments

and government agencies with approximately
70
% in U.S.
securities and
30
% in international securities.
(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with
common stock characteristics, such as rights and warrants, with approximately
50
% in U.S. equities and
50
% in international equities.
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2021 (Level 1) (Level 2) (Level 3)
Assets:
Short-term investments, which approximates fair value (a) $
3
$
3
$ - $ -
Mutual funds, fair value
Fixed income (b)
85
85
- -
Equities (c)
287
287
- -
Total $
375
$
375
$ - $ -
(Some amounts may not reconcile due to rounding.)
(a)
This category includes high quality, short-term

money market instruments, which are issued and payable in

U.S. dollars.
(b)
This category includes fixed income funds, which invest in

investment grade securities of corporations, governments

and government agencies with approximately
70
% in U.S.
securities and
30
% in international securities.
(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with
common stock characteristics, such as rights and warrants, with approximately
50
% in U.S. equities and
50
% in international equities.
In addition, $
1.5

million and $
2.6

million of investments

which were recorded

as part of the

qualified plan assets
at

December 31,

2022

and

2021,

respectively,

are

not

included

within

the

fair

value

hierarchy

tables

as

the
assets are valued using the NAV

practical expedient guidance within ASU

2015-07.
No

contributions

were made

to the

qualified pension

benefit plan

for the

years

ended December 31,

2022 and
2021.
Defined Contribution Plans.
The

Company

also

maintains

both

qualified

and

non-qualified

defined

contribution

plans

(“Savings

Plan”

and
“Non-Qualified Savings

Plan”,

respectively) covering

U.S. employees.

Under the plans,

the Company

contributes

up

to

a

maximum
3
%

of

the

participants’

compensation

based

on

the

contribution

percentage

of

the
employee.

The Non-Qualified

Savings

Plan provides

compensating

savings

plan benefits

for participants

whose
benefits

have

been

curtailed

under

the

Savings

Plan

due

to

Internal

Revenue

Code

limitations.

In

addition,
effective

for new

hires (and

rehires) on

or after

April 1, 2010,

the Company

will contribute

between
3
% and
8
%
of

an

employee’s

earnings

for

each

payroll

period

based

on

the

employee’s

age.

These

contributions

will

be
100
%

vested

after

three

years.

The

Company

incurred

expenses

related

to

these

plans

of

$
18

million,

$
15
million and $
14

million for the years ended December 31,

2022, 2021 and 2020, respectively.

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
4.3
% to
39.5
%.

The
contributions

are

generally

used

to

purchase

pension

benefits

from

local

insurance

providers.

The

Company
incurred expenses

related to

these plans

of $
4

million, $
3

million and

$
3

million for

the years

ended December
31, 2022, 2021 and 2020, respectively.

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
7.00
% in

2022 was

assumed to

decrease gradually

to
4.75
% in

2030 and

then remain

at that

level.

The
Company

incurred

expenses

of

$
1

million,

$
1

million

and

$
1

million

for

the

years

ended

December

31,

2022,
2021 and 2020, respectively.

The following table summarizes the

status of this plan for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Change in projected benefit obligation:
Benefit obligation at beginning of year $
31
$
35
Service cost
1
1
Interest cost
1
1
Amendments - -
Actuarial (gain)/loss
(10)
(6)
Benefits paid - -
Benefit obligation at end of year
21
31
Change in plan assets:
Fair value of plan assets at beginning of year - -
Employer contributions - -
Benefits paid - -
Fair value of plan assets at end of year - -
Funded status at end of year $
(21)
$
(31)

Amounts recognized in the consolidated

balance sheets for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Other liabilities (due within one year) $
(1)
$
(1)
Other liabilities (due beyond one year)
(21)
(30)
Net amount recognized in the consolidated balance sheets $
(21)
$
(31)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in

net periodic benefit cost and included in accumulated

other comprehensive income
(loss) for the periods indicated:
At December 31,
(Dollars in millions)
2022 2021
Accumulated income (loss) $
13
$
2
Accumulated prior service credit (cost)
1
2
Accumulated other comprehensive income (loss) $
14
$
4
Other changes in other comprehensive income (loss)

for the periods indicated are as

follows:
Years Ended December 31,
(Dollars in millions)
2022 2021
Other comprehensive income (loss) at December 31, prior year $
4
$
(2)
Net gain (loss) arising during period
10
6
Prior Service credit (cost) arising during period - -
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain) - -
Prior service cost -
(1)
Other comprehensive income (loss) at December 31, current year $
14
$
4
Net periodic benefit cost included the following

components for the periods indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Service cost $
1
$
1
$
1
Interest cost
1
1
1
Prior service credit recognition -
(1)
(1)
Net gain recognition - - -
Net periodic cost $
1
$
1
$
1
Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year
(10)
(5)
Total recognized in net periodic benefit cost and
other comprehensive income (loss) $
(9)
$
(4)
(Some amounts may not reconcile due to rounding.)
The weighted

average

discount rates

used to determine

net periodic

benefit cost

for 2022,

2021 and 2020

were
2.86
%,
2.55
% and
3.28
%, respectively.

The

weighted

average

discount

rates

used

to

determine

the

actuarial

present

value

of

the

projected

benefit
obligation at year end 2022, 2021 and 2020 were
5.25
%,
2.86
% and
2.55
%, respectively.
The following table displays

the expected benefit payments

in the years indicated:
(Dollars in millions)
2023 $
1
2024
1
2025
1
2026
1
2027
1
Next 5 years
7
14.

DIVIDEND RESTRICTIONS AND STATUTORY

FINANCIAL INFORMATION
Group

and

its

operating

subsidiaries

are

subject

to

various

regulatory

restrictions,

including

the

amount

of
dividends that

may be

paid and

the level

of capital

that the

operating

entities must

maintain.

These regulatory
restrictions are based upon statut

ory capital as opposed to GAAP basis equity or net

assets.

Group and one of its
primary

operating

subsidiaries,

Bermuda

Re,

are

regulated

by

Bermuda

law

and

its

other

primary

operating
subsidiary,

Everest

Re,

is

regulated

by

Delaware

law.

Bermuda

Re

is

subject

to

the

Bermuda

Solvency

Capital
Requirement

(“BSCR”) administered

by

the Bermuda

Monetary

Authority

(“BMA”)

and Everest

Re is

subject

to
the

Risk-Based

Capital

Model

(“RBC”)

developed

by

the

National

Association

of

Insurance

Commissioners
(“NAIC”).

These models

represent

the aggregate

regulatory

restrictions

on net

assets and

statutory

capital and
surplus.
Dividend Restrictions.
Under Bermuda

law,

Group is

prohibited from

declaring or paying

a dividend

if such payment

would reduce

the
realizable

value

of

its

assets

to

an

amount

less

than

the

aggregate

value

of

its

liabilities

and

its

issued

share
capital

and

share

premium

(additional

paid-in

capital)

accounts.

Group’s

ability

to

pay

dividends

and

its
operating expenses is dependent

upon dividends from its subsidiaries.
Under Bermuda law,

Bermuda Re is

prohibited from

declaring or making payment

of a dividend if

it fails to meet
its minimum

solvency

margin or

minimum liquidity

ratio.

As a

long-term insurer,

Bermuda Re

is also

unable to
declare or pay a

dividend to anyone

who is not a policyholder unless,

after payment of the

dividend, the value of
the

assets

in

their

long-term

business

fund,

as

certified

by

their

approved

actuary,

exceeds

their

liabilities

for
long term business by at least the $
0.3

million minimum solvency margin.

Prior approval

of the BMA

is required

if Bermuda Re’s

dividend payments

would exceed
25
% of their

prior year-
end total statutory capital

and surplus.
Bermuda Re

prepares its

statutory

financial statements

in conformity

with the

accounting principles

set forth

in
Bermuda

in

The

Insurance

Act

1978,

amendments

thereto

and

related

regulations.

The

statutory

capital

and
surplus

of

Bermuda

Re

was

$
2.8

billion

and

$
3.1

billion

at

December 31,

2022

and

2021,

respectively.

The
statutory

net

income

of

Bermuda

Re

was

$
603

million,

$
681

million

and

$
223

million

for

the

years

ended
December 31, 2022, 2021 and 2020, respectively.
Delaware law

provides that

an insurance

company which

is a

member of

an insurance

holding company

system
and is domiciled in the state shall

not pay dividends without giving prior notice to

the Insurance Commissioner of
Delaware

and

may

not

pay

dividends

without

the

approval

of

the

Insurance

Commissioner

if

the

value

of

the
proposed

dividend,

together

with

all

other

dividends

and

distributions

made

in

the

preceding
twelve months
,
exceeds the greater

of (1)
10
% of statutory surplus

or (2) net income, not including

realized capital gains,

each as
reported

in

the

prior

year’s

statutory

annual

statement.

In

addition,

no

dividend

may

be

paid

in

excess

of

unassigned

earned

surplus.

At

December 31,

2022,

Everest

Re

has

$
555

million

available

for

payment

of
dividends in 2023 without the need for prior regulatory

approval.
Everest

Re

prepares

its

statutory

financial

statements

in

accordance

with

accounting

practices

prescribed

or
permitted

by the

NAIC and

the Delaware

Insurance

Department.

Prescribed statutory

accounting

practices

are
set forth

in the

NAIC Accounting

Practices and

Procedures Manual.

The capital

and statutory

surplus of

Everest
Re was

$
5.6

billion and

$
5.8

billion at

December 31, 2022

and 2021,

respectively.

The statutory

net income

of
Everest

Re

was

$
294

million,

$
336

million

and

$
595

million

for

the

years

ended

December 31,

2022, 2021

and
2020.

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
Capital Restrictions.
In

Bermuda,

Bermuda

Re

is

subject

to

the

BSCR administered

by

the

BMA.

No regulatory

action

is taken

if an
insurer’s

capital

and

surplus

is equal

to

or

in

excess

of their

enhanced

capital

requirement

determined

by

the
BSCR model.

In addition,

the BMA

has

established

a target

capital

level for

each insurer,

which is
120
% of

the
enhanced capital requirement.
In

the

United

States,

Everest

Re

is

subject

to

the

RBC developed

by

the

NAIC

which

determines

an

authorized
control

level risk-based

capital.

As long

as the

total adjusted

capital

is
200
% or

more of

the authorized

control
level capital, no action is required by

the Company.
The regulatory targeted

capital and the actual statutory

capital for Bermuda Re and Everest

Re were as follows:
Bermuda Re (1) Everest Re (2)
At December 31, At December 31,
(Dollars in millions)
2022
(3)
2021 2022 2021
Regulatory targeted capital $ - $
2,169
$
3,353
$
2,960
Actual capital $
2,759
$
3,184
$
5,553
$
5,717
(1)
Regulatory targeted capital represents

the target capital level from the applicable year's BSCR calculation.
(2) Regulatory targeted capital represents
200
% of the RBC authorized control level calculation for the applicable year.
(3)
The 2022 BSCR calculation is not yet due to be completed; however,

the Company anticipates that Bermuda Re's December 31, 2022 actual capital will exceed the targeted capital
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
2022 2021
The Prudential

$
137
$
138
Unaffiliated life insurance company
34
35
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

Company.

At

December
31, 2022, there were
996,076

remaining shares

available to

be granted

under the 2020 Employee

Plan.

Through
December

31,

2022,

only

non-qualified

share

options,

restricted

share

awards

and

performance

share

unit
awards had been

granted under the employee

plans. Under the 2009 Director

Plan,
37,439

common shares have
been

authorized

to

be

granted

as

share

options

or

restricted

share

awards

to

non-employee

directors

of

the
Company.

At December

31, 2022,

there were
34,957

remaining

shares available

to be

granted

under the

2009
Director

Plan.

Under

the

2003

Director

Plan,
500,000

common

shares

have

been

authorized

to

be granted

as
share

options

or share

awards

to

non-employee directors

of the

Company.

At

December 31,

2022 there

were
299,461

remaining shares available

to be granted under the 2003 Director

Plan.

Options

and restricted

shares

granted

under the

2020 Employee

Plan vest

at

the earliest

of
20
% per

year

over
five years

or in

accordance with

any applicable

employment agreement.

Options and

restricted shares

granted
under the 2003

Director Plan

generally vest

at
33
% per year

over
three years
, unless an

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

will

vest
100
% after
three years
.

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

$
45

million,

$
43

million

and

$
39
million

for

the

years

ended

December

31,

2022,

2021

and

2020,

respectively.

The

corresponding

income

tax
benefit recorded in

the consolidated statements

of operations and

comprehensive income (loss)

for share-based
compensation was

$
4

million, $
8

million and $
7

million for the

years ended

December 31, 2022,

2021 and 2020,
respectively.

For the year

ended December 31,

2022, a total

of
203,598

restricted shares

were granted

on February

23, 2022,
February

24,

2022,

May

10,

2022,

September

8,

2022

and

November

10,

2022,

with

a

fair

value

of

$
301.535
,
$
287.9425
, $
280.98
, $
283.7225

and $
323.085

per share,

respectively.

Additionally,
18,340

performance

share
units

were

awarded

on

February

23,

2022,

with

a

fair

value

of

$
301.5350

per

unit.

No

share

options

were
granted

during

the

year

ended

December

31,

2022.

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

2022,

2021

and

2020,

the

Company

recognized

$
0.6
million, $
0.6

million and $
0.6

million, respectively,

of additional paid-in capital due to tax

benefits from dividends
on restricted shares.
A summary

of

the

option

activity

under

the

Company’s

shareholder

approved

plans

as

of December

31,

2022,
2021 and 2020, and changes during the year then ended is presented in the following tables:
Weighted-
Weighted- Average
Average Remaining Aggregate
(Aggregate Intrinsic Value

in millions)
Exercise Contractual Intrinsic
Options Shares Price/Share Term Value
Outstanding at January 1, 2022
49,028
$
88.52
Granted -
-
Exercised
49,028
88.52
Forfeited/Cancelled/Expired – -
Outstanding at December 31, 2022 – -

-

$ -
.
Exercisable at December 31, 2022 – -

-

$ -
Weighted-
Weighted- Average
Average Remaining Aggregate
(Aggregate Intrinsic Value in millions; Shares in whole amounts)
Exercise Contractual Intrinsic
Options Shares Price/Share Term Value
Outstanding at January 1, 2021
116,871
$
87.87
Granted - -
Exercised
67,843
87.39
Forfeited/Cancelled/Expired - -
Outstanding at December 31, 2021
49,028
88.52
0.2

$
9
.
Exercisable at December 31, 2021
49,028
88.52
0.2

$
9

Weighted-
Weighted- Average
Average Remaining Aggregate
(Aggregate Intrinsic Value in millions; Shares in whole amounts)
Exercise Contractual Intrinsic
Options Shares Price/Share Term Value
Outstanding at January 1, 2020
170,704
$
87.18
Granted - -
Exercised
53,833
85.69
Forfeited/Cancelled/Expired - -
Outstanding at December 31, 2020
116,871
87.87
0.7

$
17
.
Exercisable at December 31, 2020
116,871
87.87
0.7

$
17
There have

been
no

share options

granted

in since

2012.

As of

December 31,

2022, there

are no

share options
outstanding.

The

aggregate

intrinsic

value

(market

price

less

exercise

price)

of

options

exercised

during

the
years ended

December 31, 2022,

2021 and 2020

was $
10

million, $
11

million and $
10

million, respectively.

The
cash received from

the exercised

share options for

the years ended

December 31, 2022, 2021

and 2020 were

$
4
million, $
6

million and $
5

million, respectively.

The tax

benefit realized

from the

options exercised

for the

years
ended December 31, 2022, 2021 and 2020 were $
2

million, $
3

million and $
2

million, respectively.

The

following

table

summarizes

the

status

of

the

Company’s

non-vested

shares

and

changes

for

the

periods
indicated:
Years Ended December 31,
2022 2021 2020
Weighted- Weighted- Weighted-
Average Average Average
Grant Date Grant Date Grant Date
Restricted (non-vested) Shares Shares Fair Value Shares Fair Value Shares Fair Value
Outstanding at January 1,
496,094
$
247.76
483,427
$
246.60
495,137
$
228.02
Granted
203,598
300.38
213,901
243.51
200,929
269.86
Vested
162,579
246.41
158,735
238.67
175,413
220.88
Forfeited
57,483
262.28
42,499
247.02
37,226
246.20
Outstanding at December 31,
479,630
268.82
496,094
247.76
483,427
246.60
As of December

31, 2022,

there was

$
97

million of total

unrecognized compensation

cost related

to non-vested
share-based

compensation

expense.

That cost

is expected

to be

recognized

over a

weighted-average

period of
3.3

years.

The total

fair value

of shares

vested during

the years ended

December 31, 2022,

2021 and 2020,

was
$
40

million,

$
38

million

and

$
39

million,

respectively.

The

tax

benefit

realized

from

the

shares

vested

for

the
years ended December 31, 2022, 2021 and 2020 were

$
9

million, $
8

million and $
9

million, respectively.

In

addition

to

the

2020

Employee

Plan,

the

2009

Director

Plan

and

the

2003

Director

Plan,

Group

issued
774
common shares

in 2022,
506

common shares

in 2021

and
593

common

shares

in 2020

to

the Company’s

non-
employee directors

as compensation for

their service as directors.

These issuances had aggregate

values of $
0.2
million, $
0.1

million and $
0.1

million in 2022, 2021 and 2020.
The Company

acquired
69,833
,
79,308

and
66,289

common shares

at a

cost of

$
21

million, $
18

million and

$
18
million

in

2022,

2021

and

2020,

respectively,

from

employees

who

chose

to

pay

required

withholding

taxes
and/or the exercise cost

on option exercises or restricted

share vestings by withholding shares.

The

following

table

summarized

the

status

of

the

Company’s

non-vested

performance

share

unit

awards

and
changes for the period indicated:
Years Ended December 31,
2022 2021 2020
Weighted- Weighted- Weighted-
Average Average Average
Grant Date Grant Date Grant Date
Performance Share Unit Awards Shares Fair Value Shares Fair Value Shares Fair Value
Outstanding at January 1,
50,495
$ -
38,891
$ -
34,850
$ -
Granted
18,340
301.54
22,205
242.24
16,120
277.15
Increase/(Decrease) on vesting units
due to performance
3,028
-
(800)
-
(2,227)
-
Vested
15,919
274.37
9,801
242.24
6,157
277.15
Forfeited
1,083
- - -
3,695
-
Outstanding at December 31,
54,861
-
50,495
-
38,891
-
The Company

acquired
6,175
,
3,104

and
2,587

common

shares

at

a cost

of $
1.7

million,

$
0.8

million

and

$
0.7
million in

2022, 2021

and 2020,

respectively,

from employees

who chose

to pay

required

withholding taxes

on
performance shares units settlements

by withholding shares.
17.

SEGMENT REPORTING
The Reinsurance

operation

writes worldwide

property

and casualty

reinsurance

and specialty

lines of

business,
on both

a treaty

and facultative

basis,

through

reinsurance

brokers,

as well

as directly

with ceding

companies.

Business is

written in

the U.S.,

Bermuda, and

Ireland offices,

as well as,

through branches

in Canada,

Singapore,
the United

Kingdom

and Switzerland.

The Insurance

operation

writes property

and casualty

insurance

directly
and

through

brokers,

surplus

lines

brokers

and

general

agents

within

the

U.S.,

Bermuda,

Canada,

Europe,
Singapore

and

South

America

through

its

offices

in

the

U.S.,

Canada,

Chile,

Singapore,

the

United

Kingdom,
Ireland, and branches located

in the Netherlands, France, Germany and Spain.

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

for the periods indicated:

Year Ended December 31, 2022
(Dollars in millions)
Reinsurance Insurance Total
Gross written premiums $
9,316
$
4,636
$
13,952
Net written premiums
8,983
3,361
12,344
Premiums earned $
8,663
$
3,124
$
11,787
Incurred losses and LAE
5,997
2,103
8,100
Commission and brokerage
2,134
394
2,528
Other underwriting expenses
218
463
682
Underwriting gain (loss) $
313
$
164
$
477
Net investment income
830
Net realized capital gains (losses)
(455)
Corporate expenses
(61)
Interest, fee and bond issue cost amortization expense
(101)
Other income (expense)
(102)
Income (loss) before taxes $
588
Year Ended December 31, 2021
(Dollars in millions)
Reinsurance Insurance Total
Gross written premiums $
9,067
$
3,982
$
13,050
Net written premiums
8,536
2,910
11,446
Premiums earned $
7,757
$
2,649
$
10,406
Incurred losses and LAE
5,556
1,835
7,391
Commission and brokerage
1,854
354
2,209
Other underwriting expenses
199
383
583
Underwriting gain (loss) $
147
$
76
$
224
Net investment income
1,165
Net realized capital gains (losses)
258
Corporate expenses
(68)
Interest, fee and bond issue cost amortization expense
(70)
Other income (expense)
37
Income (loss) before taxes $
1,546
Year Ended December 31, 2020
(Dollars in millions)
Reinsurance Insurance Total
Gross written premiums $
7,282
$
3,201
$
10,482
Net written premiums
6,768
2,349
9,117
Premiums earned $
6,466
$
2,215
$
8,682
Incurred losses and LAE
4,933
1,617
6,551
Commission and brokerage
1,552
321
1,873
Other underwriting expenses
176
336
511
Underwriting gain (loss) $
(195)
$
(58)
$
(254)
Net investment income
642
Net realized capital gains (losses)
268
Corporate expenses
(41)
Interest, fee and bond issue cost amortization expense
(36)
Other income (expense)
6
Income (loss) before taxes $

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

for the periods indicated:

Year Ended December 31,
(Dollars in millions)
2022 2021 2020
United Kingdom gross written premium $
1,217
$
1,246
$
1,116
Approximately
20.0
%,
20.5
%

and
20.1
%

of

the

Company’s

gross

written

premiums

in

2022,

2021

and

2020,
respectively,

were sourced through the Company’s

largest intermediary.

18.

SUBSEQUENT EVENTS

The

Company

has

evaluated

known

recognized

and

non-recognized

subsequent

events.

In

February

2023,

an
earthquake occurred

which impacted the

countries of

Turkey

and Syria. Due

to the recentness

of this event,

the
Company is unable to

estimate the magnitude of losses

at this time.

However,

the Company anticipates

that the
losses

from

this

event

will

adversely

impact

its

first

quarter

2023

financial

statements.

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED

PARTIES
December 31, 2022
Column A Column B Column C Column D
Amount
Shown in
Market Balance
(Dollars in millions)
Cost Value Sheet
Fixed maturities - available for sale
Bonds:
U.S. government and government agencies $
1,334
$
1,257
$
1,257
State, municipalities and political subdivisions
444
413
413
Foreign government securities

1,586
1,415
1,415
Foreign corporate securities

5,143
4,596
4,596
Public utilities
218
203
203
All other corporate bonds
10,688
10,013
10,013
Mortgage - backed securities:
Commercial
1,023
919
919
Agency residential
3,382
3,099
3,099
Non-agency residential
5
4
4
Redeemable preferred stock
368
316
316
Total fixed maturities-available for sale
24,191
22,236
22,236
Fixed maturities - held to maturity
Bonds:
Foreign corporate securities

28
28
27
All other corporate bonds
813
786
806
Mortgage - backed securities:
Commercial
7
7
7
Total fixed maturities-held to maturity
848
821
839
Equity securities - at fair value (1)
252
281
281
Short-term investments
1,032
1,032
1,032
Other invested assets
4,085
4,085
4,085
Cash
1,398
1,398
1,398
Total investments and cash $
31,807
$
29,853
$
29,872
(Some amounts may not reconcile due to rounding.)
(1)

Original cost does not reflect fair value adjustments,

which have been realized through the statements

of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS
December 31,
(Dollars and share amounts in millions, except

par value per share)
2022 2021
ASSETS:
Fixed maturities - available for sale $ - $ -
(amortized cost: 2022, $ 0 ; 2021, $ 0 )
Other invested assets (cost: 2022, $ 0 ; 2021, $
212
) -
212
Cash
22
3
Investment in subsidiaries, at equity in the underlying net assets
11,116
10,353
Accrued investment income - -
Receivable from subsidiaries
11
10
Other assets
43
50
TOTAL ASSETS $
11,192
$
10,628
LIABILITIES:
Long term notes payable, affiliated $
2,738
$
500
Due to subsidiaries
4
2
Other liabilities
9
(13)
Total liabilities
2,751
489
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $
0.01
;
50.0

shares authorized;

no

shares issued and outstanding
- -
Common shares, par value: $
0.01
;
200.0

shares authorized;
(2022)
69.9

and (2021)
69.8

outstanding before treasury shares
1
1
Additional paid-in capital
2,302
2,274
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($
250
) at 2022 and $
27

at 2021
(1,996)
12
Treasury shares, at cost;
30.8

shares (2022) and
30.5

shares (2021)
(3,908)
(3,847)
Retained earnings
12,042
11,700
Total shareholders' equity
8,441
10,139
TOTAL

LIABILITIES AND SHAREHOLDERS' EQUITY
$
11,192
$
10,628
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS

OF OPERATIONS

Years Ended December 31,
2022

2021

2020

(Dollars in thousands)
REVENUES:
Net investment income $ - $ - $
1
Other income (expense) - -
6
Net income (loss) of subsidiaries
648
1,416
536
Total revenues
648
1,416
543
EXPENSES:
Interest expense - affiliated
13
6
5
Other expenses
38
31
24
Total expenses
51
37
29
INCOME (LOSS) BEFORE TAXES
597
1,379
514
NET INCOME (LOSS) $
597
$
1,379
$
514
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(2,037)
(488)
423
Reclassification adjustment for realized losses (gains) included in net income (loss)
89
4
(3)
Total URA(D) on securities arising during the period
(1,948)
(485)
420
Foreign currency translation adjustments
(77)
(62)
86
Benefit plan actuarial net gain (loss) for the period
15
17
(6)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
2
6
6
Total benefit plan net gain (loss) for the period
17
23
1
Total other comprehensive income (loss), net of tax
(2,008)
(523)
507
COMPREHENSIVE INCOME (LOSS) $
(1,411)
$
856
$
1,021
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS

OF CASH FLOWS

Years Ended December 31,
(Dollars in millions, except share amounts)
2022 2021 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $
597
$
1,379
$
514
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries
(648)
(1,416)
(536)
Cash dividends received from subsidiaries
476
320
650
Change in other assets and liabilities, net
28
3
(21)
Increase (decrease) in due to/from affiliates
2
8
(9)
Amortization of bond premium (accrual of bond discount) - - -
Realized capital losses (gains) - - -
Non-cash compensation expense
2
2
3
Net cash provided by (used in) operating activities
457
296
601
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries
(824)
(120)
(138)
Proceeds from fixed maturities matured/called - available for sale, at market value - -
1
Proceeds from fixed maturities sold - available for sale, at market value - -
200
Distribution from other invested assets
237
607
560
Cost of fixed maturities acquired - available for sale, at market value - - -
Cost of other invested assets acquired
(26)
(535)
(801)
Net change in short-term investments - - -
Net cash provided by (used in) investing activities
(613)
(48)
(178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net
26
27
23
Purchase of treasury shares
(61)
(225)
(200)
Dividends paid to shareholders
(255)
(247)
(249)
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated
465
200
-
Net cash provided by (used in) financing activities
175
(245)
(426)
EFFECT OF EXCHANGE RATE CHANGES ON CASH - - -
Net increase (decrease) in cash
19
2
(3)
Cash, beginning of period
3
1
3
Cash, end of period $
22
$
3
$
1
Non-Cash Transactions:
Dividend of
4,297,463

shares of Everest Re Group, Ltd. (“Group”) common stock
$
1,405
$ - $ -
received by Group from Everest Preferred International Holdings
(“Preferred Holdings”), a direct subsidiary
Issuance of $
1,773

million promissory note payable by Group to Preferred
Holdings in exchange for
5,422,508

shares of Group common stock
received by Group from Preferred Holdings
1,773
- -
Capital contribution of
9,719,971

shares of Group common stock provided from
Group to Everest Re Advisors, Ltd.
3,178
- -
(Some amounts may not reconcile due to rounding.)
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

$
300

million

long-term

note

agreement

with

Everest

Reinsurance
Company,

an

affiliated

company,

as

of

December

2019.

The

note

will

pay

interest

annually

at

a

rate

of
1.69
% and

is

scheduled

to

mature

in

December

2028.

At

December

31,

2022

and

2021,

this

transaction
was

presented

as

a

Long-Term

Note

Payable

–

Affiliated

in

the

Condensed

Balance

sheets

of

Everest

Re
Group, Ltd.
3.)
Everest

Re

Group,

Ltd.

entered

into

a

$
200

million

long-term

note

agreement

with

Everest

Reinsurance
Company,

an affiliated

company,

as of August

2021.

The note

will pay

interest annually

at a rate

of
1.00
%
and

is

scheduled

to

mature

in

August

2030.

At

December

31,

2022

and

2021,

this

transaction

was
presented as

a Long-Term

Note Payable

– Affiliated

in the Condensed

Balance sheets of

Everest

Re Group,
Ltd.
4.)
Everest

Re

Group,

Ltd.

entered

into

a

$
215

million

long-term-note

agreement

with

Everest

Reinsurance
Holdings, Inc., an affiliated company,

as of June 2022.

The note will pay interest

annually at a rate of
3.11
%
and is scheduled to

mature in June 2052.

At December 31,

2022, this transaction

was presented as

a Long-
Term Note

Payable – Affiliated

in the Condensed Balance sheets of Everest

Re Group, Ltd.
5.)
Everest

Re

Group,

Ltd.

entered

into

a

$
125

million

long-term

note

agreement

with

Everest

Reinsurance
Holdings, Inc., an

affiliated company,

as of December 2022.

The note will pay

interest annually

at a rate

of
4.34
% and is scheduled to mature in June

2052.

At December 31, 2022, this transaction

was presented as a
Long-Term Note

Payable – Affiliated

in the Condensed Balance sheets of Everest

Re Group, Ltd.
6.)
Everest

Re

Group,

Ltd.

entered

into

a

$
125

million

long-term

note

agreement

with

Everest

International
Reinsurance,

an affiliated

company,

as of

December 2022.

The note

will pay

interest

annually at

a rate

of
4.34
%

and

is

scheduled

to

mature

in

December

2052.

At

December

31,

2022,

this

transaction

was
presented as

a Long-Term

Note Payable

– Affiliated

in the Condensed

Balance sheets of

Everest

Re Group,
Ltd.
7.)
Everest

Re

Group,

Ltd.

entered

into

a

$
1.773

billion

long-term

note

agreement

with

Everest

Preferred
International Holdings,

an affiliated

company,

as of December

2022.

The note will

pay interest

annually at
a rate of
4.34
% and is scheduled to

mature in December 2052.

At December 31, 2022,

this transaction was
presented as

a Long-Term

Note Payable

– Affiliated

in the Condensed

Balance sheets of

Everest

Re Group,
Ltd.
8.)
Everest

Re

Group,

Ltd.

has

invested

funds

in

the

segregated

accounts

of

Mt.

Logan

Re,

Ltd.

(“Mt.

Logan
Re”),

an

affiliated

entity.

On

the

Condensed

Balance

Sheets,

investments

in Mt.

Logan

Re

valued

at

$
65
million and $
66

million as

of December

31, 2022 and

2021, respectively,

have been

recorded

within Other
Assets.

On the Condensed Statements

of Operations, income (expense)

of $
(0.9)

million, $
(1.3)

million and
$(6.3) million for

the years

ended December 31,

2022, 2021 and

2020, respectively,

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
(Dollars in millions)
Costs Expenses Reserves Earned Income Expenses Costs Expenses Premium
As of and Year Ended December

31, 2022
Reinsurance $
710
$
16,140
$
2,894
$
8,663
$
590
$
5,997
$
2,134
$
218
$
8,983
Insurance
252
5,925
2,253
3,124
240
2,103
394
463
3,361
Total $
962
$
22,065
$
5,147
$
11,787
$
830
$
8,100
$
2,528
$
682
$
12,344
As of and Year Ended December

31, 2021
Reinsurance $
654
$
13,895
$
2,723
$
7,757
$
823
$
5,556
$
1,854
$
199
$
8,536
Insurance
218
5,114
1,887
2,649
342
1,835
354
383
2,910
Total $
872
$
19,009
$
4,610
$
10,406
$
1,165
$
7,391
$
2,209
$
583
$
11,446
As of and Year Ended December

31, 2020
Reinsurance $
448
$
12,023
$
1,995
$
6,466
$
458
$
4,933
$
1,552
$
176
$
6,768
Insurance
174
4,376
1,506
2,215
184
1,617
321
336
2,349
Total $
622
$
16,399
$
3,501
$
8,682
$
642
$
6,551
$
1,873
$
511
$
9,117
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A Column B Column C Column D Column E Column F
Ceded to Assumed
Gross Other

from Other
Net

Assumed
(Dollars in millions)
Amount

Companies

Companies
Amount to Net
December 31, 2022
Total property and

liability insurance premiums earned
$
4,218
$
1,513
$
9,082
$
11,787
$
77.1%
December 31, 2021
Total property and

liability insurance premiums earned
$
3,589
$
1,498
$
8,315
$
10,406
$
79.9%
December 31, 2020
Total property and

liability insurance premiums earned
$
3,028
$
1,401
$
7,055
$
8,682
$
81.3%