Form 10-Q
period 2023-03-31
EVEREST RE GROUP LTD
filed 2023-05-04
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-15731
EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seon Place – 4th Floor 141 Front Street PO Box HM 845 Hamilton Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
441-295-0006
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered
Common Shares, $0.01 par value	RE	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding At May 1, 2023
Common Shares, $0.01 par value	39,275,224

EVEREST RE GROUP, LTD

Form 10-Q

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in millions, except par value per share)	2023	2022
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value (amortized cost: 2023, $25,247; 2022, $24,191, credit allowances: 2023, $(62); 2022, $(54))	$23,560	$22,236
Fixed maturities - held to maturity, at amortized cost (fair value: 2023, $814; 2022, $821, net of credit allowances: 2023, $(9); 2022, $(9))	825	839
Equity securities, at fair value	250	281
Other invested assets	4,156	4,085
Short-term investments	1,034	1,032
Cash	1,610	1,398
Total investments and cash	31,435	29,872
Accrued investment income	235	217
Premiums receivable (net of credit allowances: 2023, $(30); 2022, $(29))	3,922	3,619
Reinsurance paid loss recoverables (net of credit allowances: 2023, $(24); 2022, $(23))	182	136
Reinsurance unpaid loss recoverables	2,125	2,105
Funds held by reinsureds	1,071	1,056
Deferred acquisition costs	1,011	962
Prepaid reinsurance premiums	611	610
Income tax asset, net	387	459
Other assets (net of credit allowances: 2023, $(7); 2022, $(5))	860	930
TOTAL ASSETS	$41,839	$39,966

LIABILITIES:
Reserve for losses and loss adjustment expenses	$22,878	$22,065
Future policy benefit reserve	29	29
Unearned premium reserve	5,418	5,147
Funds held under reinsurance treaties	10	13
Other net payable to reinsurers	618	567
Losses in course of payment	123	74
Senior notes	2,348	2,347
Long-term notes	218	218
Borrowings from FHLB	519	519
Accrued interest on debt and borrowings	41	19
Unsettled securities payable	201	1
Other liabilities	422	526
Total liabilities	32,825	31,525

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2023) 70.0 and (2022) 69.9 outstanding before treasury shares	1	1
Additional paid-in capital	2,295	2,302
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(218) at 2023 and $(250) at 2022	(1,716)	(1,996)
Treasury shares, at cost; 30.8 shares (2023) and 30.8 shares (2022)	(3,908)	(3,908)
Retained earnings	12,342	12,042
Total shareholders' equity	9,014	8,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,839	$39,966
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
	(unaudited)
REVENUES:
Premiums earned	$3,100	$2,792
Net investment income	260	243
Net gains (losses) on investments:
Credit allowances on fixed maturity securities	(8)	(12)
Gains (losses) from fair value adjustments	4	(137)
Net realized gains (losses) from dispositions	8	(5)
Total net gains (losses) on investments	5	(154)
Other income (expense)	(79)	15
Total revenues	3,286	2,896

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,966	1,790
Commission, brokerage, taxes and fees	661	605
Other underwriting expenses	200	161
Corporate expenses	19	14
Interest, fees and bond issue cost amortization expense	32	24
Total claims and expenses	2,878	2,594

INCOME (LOSS) BEFORE TAXES	408	302
Income tax expense (benefit)	43	4

NET INCOME (LOSS)	$365	$298

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	246	(815)
Reclassification adjustment for realized losses (gains) included in net income (loss)	3	4
Total URA(D) on securities arising during the period	249	(811)

Foreign currency translation adjustments	31	(34)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	1
Total benefit plan net gain (loss) for the period	—	1
Total other comprehensive income (loss), net of tax	280	(844)

COMPREHENSIVE INCOME (LOSS)	$645	$(547)

EARNINGS PER COMMON SHARE:
Basic	$9.31	$7.57
Diluted	9.31	7.56
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(Dollars in millions, except dividends per share amounts)	2023	2022
	(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	39	39
Issued (redeemed) during the period, net	—	—
Treasury shares acquired	—	—
Balance end of period	39	39

COMMON SHARES (par value):
Balance beginning of period	$1	$1
Issued during the period, net	—	—
Balance end of period	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	2,302	2,274
Share-based compensation plans	(7)	(3)
Balance end of period	2,295	2,272

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,996)	12
Net increase (decrease) during the period	280	(844)
Balance end of period	(1,716)	(833)

RETAINED EARNINGS:
Balance beginning of period	12,042	11,700
Net income (loss)	365	298
Dividends declared ($1.65 per share in 1Q2023 and $1.55 per share in 1Q2022)	(65)	(61)
Balance, end of period	12,342	11,936

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,847)
Purchase of treasury shares	—	(1)
Balance end of period	(3,908)	(3,849)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$9,014	$9,528
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$365	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(259)	(14)
Decrease (increase) in funds held by reinsureds, net	(17)	(67)
Decrease (increase) in reinsurance recoverables	7	(126)
Decrease (increase) in income taxes	41	1
Decrease (increase) in prepaid reinsurance premiums	28	(7)
Increase (decrease) in reserve for losses and loss adjustment expenses	681	632
Increase (decrease) in future policy benefit reserve	—	(1)
Increase (decrease) in unearned premiums	226	4
Increase (decrease) in other net payable to reinsurers	17	46
Increase (decrease) in losses in course of payment	47	(125)
Change in equity adjustments in limited partnerships	(5)	(98)
Distribution of limited partnership income	48	71
Change in other assets and liabilities, net	(121)	47
Non-cash compensation expense	12	12
Amortization of bond premium (accrual of bond discount)	(1)	19
Net (gains) losses on investments	(5)	154
Net cash provided by (used in) operating activities	1,064	846

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	562	849
Proceeds from fixed maturities sold - available for sale	72	419
Proceeds from fixed maturities matured/called/repaid - held to maturity	28	—
Proceeds from equity securities sold	46	90
Distributions from other invested assets	137	163
Cost of fixed maturities acquired - available for sale	(1,613)	(2,011)
Cost of fixed maturities acquired - held to maturity	(11)	—
Cost of equity securities acquired	(1)	(195)
Cost of other invested assets acquired	(242)	(137)
Net change in short-term investments	4	355
Net change in unsettled securities transactions	267	46
Net cash provided by (used in) investing activities	(752)	(421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(19)	(14)
Purchase of treasury shares	—	(1)
Dividends paid to shareholders	(65)	(61)
Cost of shares withheld on settlements of share-based compensation awards	(19)	(17)
Net cash provided by (used in) financing activities	(103)	(94)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	6

Net increase (decrease) in cash	212	337
Cash, beginning of period	1,398	1,441
Cash, end of period	$1,610	$1,778

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$2	$3
Interest paid	10	2
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2023 and 2022
1.    GENERAL
Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.
2.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020, included in the Company’s most recent Form 10-K filing.
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
Application of Recently Issued Accounting Standard Changes.
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2023. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no accounting standards issued in the three months ended March 31, 2023, that are expected to have a material impact to Group.

3.   INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,323	$—	$5	$(69)	$1,259
Obligations of U.S. states and political subdivisions	424	—	2	(30)	396
Corporate securities	7,202	(55)	29	(497)	6,679
Asset-backed securities	4,567	—	5	(129)	4,443
Mortgage-backed securities
Commercial	1,075	—	1	(102)	974
Agency residential	3,690	—	19	(244)	3,465
Non-agency residential	5	—	—	(1)	4
Foreign government securities	1,616	—	8	(153)	1,471
Foreign corporate securities	5,345	(7)	22	(491)	4,869
Total fixed maturity securities - available for sale	$25,247	$(62)	$91	$(1,716)	$23,560
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,334	$—	$6	$(82)	$1,257
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	7,044	(45)	31	(561)	6,469
Asset-backed securities	4,229	—	5	(171)	4,063
Mortgage-backed securities
Commercial	1,023	—	—	(105)	919
Agency residential	3,382	—	7	(290)	3,099
Non-agency residential	5	—	—	(1)	4
Foreign government securities	1,586	—	8	(179)	1,415
Foreign corporate securities	5,143	(10)	23	(562)	4,596
Total fixed maturity securities - available for sale	$24,191	$(54)	$81	$(1,982)	$22,236
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$152	$(2)	$1	$(3)	$148
Asset-backed securities	640	(6)	1	(12)	624
Mortgage-backed securities
Commercial	14	—	—	—	14
Foreign corporate securities	28	(1)	2	—	29
Total fixed maturity securities - held to maturity	$834	(9)	$4	$(15)	$814
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	661	(6)	2	(15)	642
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$848	$(9)	$3	$(22)	$821
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,449	$1,417	$1,331	$1,314
Due after one year through five years	8,385	7,877	8,131	7,546
Due after five years through ten years	4,548	4,072	4,636	4,057
Due after ten years	1,528	1,310	1,454	1,233
Asset-backed securities	4,567	4,443	4,229	4,063
Mortgage-backed securities
Commercial	1,075	974	1,023	919
Agency residential	3,690	3,465	3,382	3,099
Non-agency residential	5	4	5	4
Total fixed maturity securities - available for sale	$25,247	$23,560	$24,191	$22,236
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	63	63	63	61
Due after five years through ten years	43	42	43	41
Due after ten years	68	67	68	65
Asset-backed securities	640	624	661	642
Mortgage-backed securities
Commercial	14	14	7	7
Total fixed maturity securities - held to maturity	$834	$814	$848	$821
(Some amounts may not reconcile due to rounding.)
During the third quarter of 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity – available for sale portfolio to its fixed maturity – held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of March 31, 2023, these securities had an unrealized loss of $48 million, which remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities.
The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of March 31, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of March 31, 2023.

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$279	$(927)
Change in unrealized appreciation (depreciation), pre-tax	279	(927)
Deferred tax benefit (expense)	(30)	116
Change in unrealized appreciation (depreciation), net of deferred taxes, included in shareholders’ equity	$249	$(811)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$359	$(10)	$764	$(59)	$1,124	$(69)
Obligations of U.S. states and political subdivisions	113	(6)	119	(22)	232	(28)
Corporate securities	2,358	(89)	3,177	(407)	5,536	(496)
Asset-backed securities	1,644	(37)	1,881	(92)	3,525	(129)
Mortgage-backed securities
Commercial	317	(20)	634	(82)	951	(102)
Agency residential	1,270	(49)	1,373	(195)	2,643	(244)
Non-agency residential	1	—	4	(1)	4	(1)
Foreign government securities	392	(17)	895	(136)	1,287	(153)
Foreign corporate securities	1,504	(67)	2,743	(425)	4,247	(492)
Total	$7,958	$(295)	$11,590	$(1,419)	$19,548	$(1,714)
Securities where an allowance for credit loss was recorded	3	(1)	—	(1)	3	(2)
Total fixed maturity securities - available for sale	$7,961	$(296)	$11,591	$(1,420)	$19,551	$(1,716)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$849	$(14)	$285	$(19)	$1,134	$(32)
Due in one year through five years	2,342	(86)	4,391	(436)	6,733	(523)
Due in five years through ten years	1,196	(66)	2,308	(422)	3,503	(489)
Due after ten years	339	(22)	715	(172)	1,055	(194)
Asset-backed securities	1,644	(37)	1,881	(92)	3,525	(129)
Mortgage-backed securities	1,588	(70)	2,010	(278)	3,598	(347)
Total	$7,958	$(295)	$11,590	$(1,419)	$19,548	$(1,714)
Securities where an allowance for credit loss was recorded	3	(1)	—	(1)	3	(2)
Total fixed maturity securities - available for sale	$7,961	$(296)	$11,591	$(1,420)	$19,551	$(1,716)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2023 were $19.6 billion and $1.7 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at March 31, 2023, did not exceed 4.8% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2023, comprised less than 0.8% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $296 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities, asset-backed securities and foreign government securities. Of these unrealized losses, $263 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.4 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, agency residential mortgage-backed securities, foreign government securities and asset-backed securities. Of these unrealized losses, $1.3 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2023, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2022 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$668	$(31)	$487	$(52)	$1,155	$(82)
Obligations of U.S. states and political subdivisions	235	(23)	27	(9)	261	(32)
Corporate securities	4,143	(326)	1,316	(234)	5,459	(561)
Asset-backed securities	3,204	(142)	456	(29)	3,661	(171)
Mortgage-backed securities
Commercial	806	(90)	101	(15)	907	(105)
Agency residential	1,905	(132)	870	(158)	2,776	(289)
Non-agency residential	4	—	1	(1)	4	—
Foreign government securities	985	(100)	321	(79)	1,306	(179)
Foreign corporate securities	3,264	(372)	853	(189)	4,117	(561)
Total	$15,213	$(1,217)	$4,432	$(764)	$19,645	$(1,982)
Securities where an allowance for credit loss was recorded	2	—	—	—	2	—
Total fixed maturity securities - available for sale	$15,215	$(1,217)	$4,432	$(764)	$19,647	$(1,982)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2022 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$989	$(19)	$40	$(7)	$1,029	$(26)
Due in one year through five years	4,935	(383)	1,645	(209)	6,580	(592)
Due in five years through ten years	2,698	(360)	911	(230)	3,609	(590)
Due after ten years	672	(91)	408	(116)	1,080	(207)
Asset-backed securities	3,204	(142)	456	(29)	3,661	(171)
Mortgage-backed securities	2,715	(222)	972	(173)	3,687	(395)
Total	$15,213	$(1,217)	$4,432	$(764)	$19,645	$(1,982)
Securities where an allowance for credit loss was recorded	2	—	—	—	2	—
Total fixed maturity securities - available for sale	$15,215	$(1,217)	$4,432	$(764)	$19,647	$(1,982)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity - available for sale investments in an unrealized loss position at December 31, 2022 were $19.6 billion and $2.0 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at December 31, 2022, did not exceed 5.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.2% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $1.2 billion of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.1 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $764 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $732 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Fixed maturities	$247	$148
Equity securities	1	4
Short-term investments and cash	17	—
Other invested assets
Limited partnerships	(15)	88
Other	22	12
Gross investment income before adjustments	272	253
Funds held interest income (expense)	—	4
Future policy benefit reserve income (expense)	—	—
Gross investment income	272	256
Investment expenses	(12)	(13)
Net investment income	$260	$243
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
The Company had contractual commitments to invest up to an additional $2.7 billion in limited partnerships and private placement loan securities at March 31, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.

During the fourth quarter of 2022, the Company entered into corporate-owned life insurance policies, which are carried within other invested assets at policy cash surrender value of $954 million and $939 million as of March 31, 2023 and December 31, 2022, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of March 31, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2023 and December 31, 2022 is limited to the total carrying value of $4.2 billion and $4.1 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of March 31, 2023, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are classified as fixed maturities, available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Fixed maturity securities
Allowance for credit losses	$(8)	$(12)
Net realized gains (losses) from dispositions	2	3
Equity securities, fair value
Net realized gains (losses) from dispositions	7	(12)
Gains (losses) from fair value adjustments	4	(137)
Other invested assets	—	4
Total net gains (losses) on investments	$5	$(154)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total
Beginning Balance	$(45)	$(10)	$(54)
Credit losses on securities where credit losses were not previously recorded	(12)	—	(12)
Increases in allowance on previously impaired securities	—	—	—
Decreases in allowance on previously impaired securities	—	—	—
Reduction in allowance due to disposals	2	3	5
Balance, end of period	$(55)	$(7)	$(62)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning Balance	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit losses were not previously recorded	—	—	—	—
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning Balance	$(19)	$(8)	$(3)	$(30)
Credit losses on securities where credit losses were not previously recorded	(2)	—	(11)	(13)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	1	—	—	1
Balance, end of period	$(20)	$(8)	$(14)	$(42)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$72	$419
Gross gains from dispositions	11	20
Gross losses from dispositions	(9)	(17)

Proceeds from sales of equity securities	$46	$90
Gross gains from dispositions	7	4
Gross losses from dispositions	—	(15)

4.    RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Gross reserves beginning of period	$22,065	$19,009
Less reinsurance recoverables on unpaid losses	(2,105)	(1,946)
Net reserves beginning of period	19,960	17,063

Incurred related to:
Current year	1,966	1,791
Prior years	—	(1)
Total incurred losses and LAE	1,966	1,790

Paid related to:
Current year	684	308
Prior years	641	919
Total paid losses and LAE	1,325	1,226

Foreign exchange/translation adjustment	152	(122)

Net reserves end of period	20,753	17,505
Plus reinsurance recoverables on unpaid losses	2,125	1,991
Gross reserves end of period	$22,878	$19,496
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.0 billion and $1.8 billion for the three months ended March 31, 2023 and 2022, respectively. Gross and net reserves increased for the three months ended March 31, 2023, reflecting an increase in underlying exposure due to earned premium growth, year over year, and an increase of $175 million in 2023 current year attritional losses compared to 2022.
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
The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At March 31, 2023, $1.7 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.
The Company internally manages a portfolio of assets which had a fair value at March 31, 2023 and December 31, 2022 of $3.4 billion and $2.7 billion, respectively, primarily comprised of collateralized loan obligations included in asset-backed securities and US treasury fixed maturities. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.
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
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,259	$—	$1,259	$—
Obligations of U.S. States and political subdivisions	396	—	396	—
Corporate securities	6,679	—	5,970	709
Asset-backed securities	4,443	—	3,422	1,020
Mortgage-backed securities
Commercial	974	—	974	—
Agency residential	3,465	—	3,465	—
Non-agency residential	4	—	4	—
Foreign government securities	1,471	—	1,471	—
Foreign corporate securities	4,869	—	4,853	16
Total fixed maturities - available for sale	23,560	—	21,815	1,745

Equity securities, fair value	250	140	110	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,257	$—	$1,257	$—
Obligations of U.S. States and political subdivisions	413	—	413	—
Corporate securities	6,469	—	5,754	715
Asset-backed securities	4,063	—	3,069	994
Mortgage-backed securities
Commercial	919	—	919	—
Agency residential	3,099	—	3,099	—
Non-agency residential	4	—	4	—
Foreign government securities	1,415	—	1,415	—
Foreign corporate securities	4,596	—	4,579	16
Total fixed maturities - available for sale	22,236	—	20,511	1,725

Equity securities, fair value	281	132	150	—
(Some amounts may not reconcile due to rounding.)
In addition, $316 million and $292 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables as the assets are measured at net asset value (“NAV”) as a practical expedient to determine fair value.
The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities available for sale, for the periods indicated:

	Total Fixed Maturities, Available for Sale
	Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance fixed maturities	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1
Included in other comprehensive income (loss)	(4)	18	—	14
Purchases, issuances and settlements	(3)	9	—	5
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—
Ending balance	$709	$1,020	$16	$1,745

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Available for Sale
	Three Months Ended March 31, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance fixed maturities	$801	$1,251	$—	$16	$2,068
Total gains or (losses) (realized/unrealized)
Included in earnings	16	—	—	—	16
Included in other comprehensive income (loss)	(4)	(29)	—	—	(33)
Purchases, issuances and settlements	(98)	166	6	—	74
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—
Ending balance	$715	$1,389	$6	$16	$2,125

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2022.

Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values of fixed maturity securities held to maturity and senior notes can be found within Notes 3 and 11, respectively. Short-term investments are stated at cost, which approximates fair value.
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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net income (loss) per share:
Numerator
Net income (loss)	$365	$298
Less: dividends declared-common shares and unvested common shares	(65)	(61)
Undistributed earnings	300	237
Percentage allocated to common shareholders (1)	98.7%	98.7%
	296	234
Add: dividends declared-common shareholders	64	60
Numerator for basic and diluted earnings per common share	$360	$294

Denominator
Denominator for basic earnings per weighted-average common shares	38.7	38.8
Effect of dilutive securities:
Options	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	38.7	38.8

Per common share net income (loss)
Basic	$9.31	$7.57
Diluted	$9.31	$7.56

(1) Basic weighted-average common shares outstanding	38.7	38.8
Basic weighted-average common shares outstanding and unvested common shares expected to vest	39.2	39.3
Percentage allocated to common shareholders	98.7%	98.7%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of March 31, 2023. Options granted under share-based compensation plans have all expired as of September 19, 2022.
7.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and LAE.
Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

8.    OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$273	$(27)	$246
Reclassification of net realized losses (gains) included in net income (loss)	6	(3)	3
Foreign currency translation adjustments	33	(2)	31
Reclassification of benefit plan liability amortization included in net income (loss)	—	—	—
Total other comprehensive income (loss)	$312	$(32)	$280

	Three Months Ended March 31, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(932)	$117	$(815)
Reclassification of net realized losses (gains) included in net income (loss)	5	(1)	4
Foreign currency translation adjustments	(35)	1	(34)
Reclassification of benefit plan liability amortization included in net income (loss)	1	—	1
Total other comprehensive income (loss)	$(961)	$117	$(844)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022
(Dollars in millions)
URA(D) on securities	$6	$5	Other net realized capital gains (losses)
	(3)	(1)	Income tax expense (benefit)
	$3	$4	Net income (loss)

Benefit plan net gain (loss)	$—	$1	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$1	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Beginning balance of URA(D) on securities	$(1,709)	$239
Current period change in URA(D) of investments - non-credit related	249	(811)
Ending balance of URA(D) on securities	(1,460)	(572)

Beginning balance of foreign currency translation adjustments	(254)	(177)
Current period change in foreign currency translation adjustments	31	(34)
Ending balance of foreign currency translation adjustments	(223)	(212)

Beginning balance of benefit plan net gain (loss)	(33)	(50)
Current period change in benefit plan net gain (loss)	—	1
Ending balance of benefit plan net gain (loss)	(33)	(49)

Ending balance of accumulated other comprehensive income (loss)	$(1,716)	$(833)
(Some amounts may not reconcile due to rounding.)
9.    CREDIT FACILITIES
The Company has multiple active letter of credit facilities for a total commitment of up to $1.5 billion as of March 31, 2023. The Company also has additional uncommitted letter of credit facilities of up to $440 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below:
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo referred to as the “2021 Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500	$445	12/29/2023	$500	$463	12/29/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A. which superseded the previous letter of credit issuance facility with Citibank that was effective December 31, 2020. Both of these are referred to as the “Bermuda Re Letter of Credit Facility”. The current Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up the $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$1	8/15/2023	$230	$1	1/1/2023
	—	3	9/23/2023	—	4	2/28/2023
	—	217	12/31/2023	—	1	3/1/2023
	—	4	2/29/2024	—	1	8/15/2023
	—	1	3/1/2024	—	3	9/23/2023
	—	1	12/1/2024	—	212	12/31/2023
Bermuda Re Citibank LOC Facility - Uncommitted	140	106	12/31/2023	140	87	12/31/2023
	—	18	3/30/2027	—	18	12/30/2026
Total Citibank Bilateral Agreement	$370	$353		$370	$329
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021 Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility	$200	$175	12/31/2023	$200	$183	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility

Effective December 30, 2022, Bermuda Re entered into a new additional letter of credit issuance facility with Bayerische Landesbank, New York Branch, referred to as the “Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured LOC Agreement - Committed	$150	$150	12/31/2023	$150	$150	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Credit Facility
Effective October 8, 2021 Bermuda Re entered into a letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, an agreement referred to as the “Bermuda Re Lloyd’s Bank Credit Facility”. The Bermuda Re Lloyd’s Bank Credit Facility provides for the committed issuance of up to $50 million of secured letters of credit, and subject to credit approval a maximum total facility amount of $250 million.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$50	$50	12/31/2023	$50	$50	12/31/2023
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted	200	156	12/31/2023	200	136	45291
Total Bermuda Re Lloyd's Bank Credit Facility	$250	$206		$250	$186
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Bank Credit Facility
Effective November 3, 2021 Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$179	12/31/2023	$200	$179	12/31/2023
Bermuda Re Nordea Bank Letter of Credit Facility

Effective November 21, 2022, Bermuda Re entered into a letter of credit issuance facility with Nordea Bank ABP, New York Branch, referred to as the “Nordea Bank Letter of Credit Facility”. The Bermuda Re Nordea Bank Letter of Credit Facility provides for the committed issuance of up to $200 million of unsecured letters of credit, and subject to credit approval, uncommitted issuance of $100 million for a maximum total facility amount of $300 million.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank ABP, NY Unsecured LOC Facility - Committed	$200	$200	12/31/2023	$200	$50	12/31/2023
Nordea Bank ABP, NY Unsecured LOC Facility - Uncommitted	100	100	12/31/2023	100	100	12/31/2023
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$150
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2023, Everest Re had admitted assets of approximately $23.1 billion which provides borrowing capacity of up to approximately $2.3 billion. As of March 31, 2023, Everest Re has $519 million of borrowings outstanding, all of which expire in 2023. Everest Re incurred interest expense of $6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.
10.    COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS
Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2023, the total amount on deposit in trust accounts was $2.5 billion, which includes $202 million of restricted cash. At March 31, 2022, the total amount on deposit in trust accounts was $1.8 billion, which includes $365 million of restricted cash.
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

	Three Months Ended March 31,
Mt. Logan Re Segregated Accounts	2023	2022
(Dollars in millions)
Ceded written premiums	$53	$50
Ceded earned premiums	46	50
Ceded losses and LAE	36	41

Assumed written premiums	1	1
Assumed earned premiums	1	1
Assumed losses and LAE	—	—
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	$63	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/22/2025	300	Aggregate
	Total available limit as of March 31, 2023			$2,063
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. As of March 31, 2023, none of the published insured loss estimates for catastrophe events during the applicable covered periods of the various agreements have exceeded the single event retentions or aggregate retentions under the terms of the agreements that would result in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. The proceeds from the issuance of the catastrophe bonds are held in reinsurance trusts throughout the duration of the applicable reinsurance agreements and invested solely in U.S. government money market funds with a rating of at least “AAAm” by Standard & Poor’s. The catastrophe bonds’ issue date, maturity date and amount correspond to the reinsurance agreements listed above.
11.    SENIOR NOTES
The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$397	$373	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	728	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	969	677	969	627
			$2,400	$2,348	$1,778	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022
4.868% Senior notes	semi-annually	June 1/ December 1	$5	$5
3.5% Senior notes	semi-annually	April 15/October 15	9	9
3.125% Senior notes	semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
12.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes. Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$197	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 15, 2023 to May 14, 2023 is 7.25%.

Holdings may redeem the long-term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes. The Company’s 4.868% senior notes, due on June 1, 2044, 3.5% senior notes due on October 15, 2050 and 3.125% senior notes due on October 15, 2052 are the Company’s long-term indebtedness that rank senior to the long-term subordinated notes.
In 2009, the Company had reduced its outstanding amount of long-term subordinated notes through the initiation of a cash tender offer for any and all of the long-term subordinated notes.
Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Interest expense incurred	$4	$2
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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended March 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$2,637	$1,106	$3,743
Net written premiums	2,454	875	3,329

Premiums earned	$2,242	$858	$3,100
Incurred losses and LAE	1,411	555	1,966
Commission and brokerage	560	101	661
Other underwriting expenses	63	136	200
Underwriting gain (loss)	$207	$66	$273

Net investment income			260
Net gains (losses) on investments			5
Corporate expenses			(19)
Interest, fee and bond issue cost amortization expense			(32)
Other income (expense)			(79)
Income (loss) before taxes			$408
(Some amounts may not reconcile due to rounding.)

	Three Months Ended March 31, 2022
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$2,186	$1,001	$3,186
Net written premiums	2,081	731	2,812

Premiums earned	$2,066	$726	$2,792
Incurred losses and LAE	1,325	465	1,790
Commission and brokerage	514	91	605
Other underwriting expenses	50	111	161
Underwriting gain (loss)	$177	$59	$235

Net investment income			243
Net gains (losses) on investments			(154)
Corporate expenses			(14)
Interest, fee and bond issue cost amortization expense			(24)
Other income (expense)			15
Income (loss) before taxes			$302
(Some amounts may not reconcile due to rounding.)
14.    SHARE-BASED COMPENSATION PLANS
For the three months ended March 31, 2023, a total of 174,171 restricted stock awards were granted on February 23, 2023, with a fair value of $382.385 per share. Also, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.385 per share.
15.    INCOME TAXES
The Company is domiciled in Bermuda and has subsidiaries and/or branches in Belgium, Canada, Chile, France, Germany, Ireland, the Netherlands, Singapore, Spain, Switzerland, the United Kingdom, and the United States. The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035. The Company’s non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Industry Conditions.
The worldwide insurance and reinsurance businesses are highly competitive, as well as cyclical by product and market. As such, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of insurance and reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the insurance and reinsurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
We compete in the U.S., Bermuda and international insurance and reinsurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of insurance and reinsurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.
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
The increased frequency of catastrophe losses experienced throughout recent years appears to be pressuring the increase of rates. As business activity continues to regain strength after the pandemic and current macroeconomic uncertainty, rates appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. The impact on pricing conditions is likely to change depending on the line of business and geography.
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

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022
Gross written premiums	$3,743	$3,186	17.5%
Net written premiums	3,329	2,812	18.4%

REVENUES:
Premiums earned	$3,100	$2,792	11.0%
Net investment income	260	243	7.0%
Net gains (losses) on investments	5	(154)	-103.3%
Other income (expense)	(79)	15	NM
Total revenues	3,286	2,896	13.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,966	1,790	9.9%
Commission, brokerage, taxes and fees	661	605	9.3%
Other underwriting expenses	200	161	23.8%
Corporate expenses	19	14	34.9%
Interest, fees and bond issue cost amortization expense	32	24	33.1%
Total claims and expenses	2,878	2,594	10.9%

INCOME (LOSS) BEFORE TAXES	408	302	35.0%
Income tax expense (benefit)	43	4	NM
NET INCOME (LOSS)	$365	$298	22.6%

RATIOS:			Point Change
Loss ratio	63.4%	64.1%	(0.7)
Commission and brokerage ratio	21.3%	21.7%	(0.4)
Other underwriting expense ratio	6.4%	5.8%	0.6
Combined ratio	91.2%	91.6%	(0.4)

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2023	2022
Balance sheet data:
Total investments and cash	$31,435	$29,872	5.2%
Total assets	41,839	39,966	4.7%
Loss and loss adjustment expense reserves	22,878	22,065	3.7%
Total debt	3,085	3,084	—%
Total liabilities	32,825	31,525	4.1%
Shareholders' equity	9,014	8,441	6.8%
Book value per share	229.49	215.54	6.5%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 17.5% to $3.7 billion for the three months ended March 31, 2023, compared to $3.2 billion for the three months ended March 31, 2022, reflecting a $451 million, or 20.6%, increase in our reinsurance business and a $105 million, or 10.5%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases in casualty pro rata business, property pro rata business and financial lines of business. The increase in insurance premiums was primarily due to increases in property/short tail business and other specialty lines of business.

Net written premiums increased by 18.4% to $3.3 billion for the three months ended March 31, 2023, compared to $2.8 billion for the three months ended March 31, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned increased by 11.0% to $3.1 billion during the three months ended March 31, 2023, compared to $2.8 billion during the three months ended March 31, 2022. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $79 million and other income of $15 million for the three months ended March 31, 2023 and 2022, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $85 million for the three months ended March 31, 2023 and foreign currency exchange income of $13 million for the three months ended March 31, 2022.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,851	59.7%		$—	—%		$1,851	59.7%
Catastrophes	115	3.7%		—	—%		115	3.7%
Total	$1,966	63.4%		$—	—%		$1,966	63.4%

2022
Attritional	$1,676	60.0%		$(1)	—%		$1,675	60.0%
Catastrophes	115	4.1%		—	—%		115	4.1%
Total	$1,791	64.1%		$(1)	—%		$1,790	64.1%

Variance 2023/2022
Attritional	$175	(0.3)	pts	$1	—	pts	$176	(0.3)	pts
Catastrophes	—	(0.4)	pts	—	—	pts	—	(0.4)	pts
Total	$175	(0.7)	pts	$1	—	pts	$176	(0.7)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 9.9% to $2.0 billion for the three months ended March 31, 2023, compared to $1.8 billion for the three months ended March 31, 2022, primarily due to an increase of $175 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $115 million for the three months ended March 31, 2023 related primarily to the 2023 Turkey earthquakes ($75.0 million), and the 2023 New Zealand storms ($40.0 million). The $115 million of current year catastrophe losses for the three months ended March 31, 2022 related primarily to the 2022 Australia floods ($75.0 million), the 2022 European storms ($30.0 million), and the 2022 March U.S. storms ($10.0 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and loss adjustment expense results and can vary significantly from period to period. Losses from natural catastrophes contributed 3.7 percentage points to the combined ratio for the three months ended March 31, 2023, compared with 4.1 percentage points for the three months ended March 31, 2022. The Company has up to $350.0 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $48.9 billion issued in April 2023 exceeds the attachment point. The potential recovery under the CAT Bond is currently estimated to be $19 million but is subject to further revision of the industry loss estimate. No portion of the potential CAT bond recovery has been included in the Company’s current financial results.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 9.3% to $661 million for the three months ended March 31, 2023 compared to $605 million for the three months ended March 31, 2022. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $200 million and $161 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $19 million and $14 million for the three months ended March 31, 2023 and 2022, respectively. The increase from 2022 to 2023 was mainly due to information technology costs and external consulting costs.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $32 million and $24 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from FHLB.
Income Tax Expense (Benefit). We had income tax expense of $43 million and $4 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
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
Net Income (Loss).
Our net income was $365 million and $298 million for the three months ended March 31, 2023 and 2022, respectively. These changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 0.4 points to 91.2% for the three months ended March 31, 2023, compared to 91.6% for the three months ended March 31, 2022. The loss ratio component decreased by 0.7 points for the three months ended March 31, 2023 over the same period last year mainly due to changes in the mix of business and no change in catastrophe losses despite the considerable increase in gross written premiums. The commission and brokerage ratio components decreased to 21.3% for the three months ended March 31, 2023 compared to 21.7% for the three months ended March 31, 2022. The decrease was mainly due to changes in the mix of business. The other underwriting expense ratios increased to 6.4% for the three months ended March 31, 2023 compared to 5.8% for the three months ended March 31, 2022. These increases were mainly due to higher insurance operations costs.
Shareholders’ Equity.
Shareholders’ equity increased by $573 million to $9.0 billion at March 31, 2023 from $8.4 billion at December 31, 2022, principally as a result of $365 million of net income, $249 million of unrealized appreciation on available for sale fixed maturity portfolio net of tax and $31 million of net foreign currency translation adjustments, partially offset by $65 million of shareholder dividends and $7 million of share-based compensation transactions.
Consolidated Investment Results

Net Investment Income.
Net investment income increased by 7.0% to $260 million for the three months ended March 31, 2023 compared with net investment income of $243 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was primarily the result of higher income from fixed maturity investments and short-term investments due to rising reinvestment rates, partially offset by a decline in limited partnership income. The limited partnership income primarily reflects decreases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Fixed maturities	$247	$148
Equity securities	1	4
Short-term investments and cash	17	—
Other invested assets
Limited partnerships	(15)	88
Other	22	12
Gross investment income before adjustments	272	253
Funds held interest income (expense)	—	4
Future policy benefit reserve income (expense)	—	—
Gross investment income	272	256
Investment expenses	(12)	(13)
Net investment income	$260	$243
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Annualized pre-tax yield on average cash and invested assets	3.2%	3.3%
Annualized after-tax yield on average cash and invested assets	2.8%	2.9%
Annualized return on invested assets	3.3%	1.2%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$11	$20	$(9)
Losses	(9)	(17)	8
Total	2	3	(1)

Equity securities
Gains	7	4	4
Losses	—	(15)	15
Total	7	(12)	19

Other Invested Assets
Gains	—	5	(5)
Losses	—	—	—
Total	—	4	(4)

Total net realized gains (losses) from dispositions
Gains	18	28	(10)
Losses	(9)	(33)	24
Total	9	(5)	14

Allowance for credit losses	(8)	(12)	4

Gains (losses) from fair value adjustments
Equity securities	4	(137)	141
Total	4	(137)	141

Total net gains (losses) on investments	$5	$(154)	$159
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended March 31, 2023 primarily relate to net gains from fair value adjustments on equity securities in the amount of $4 million as a result of equity market increases during the first quarter of 2023. In addition, we realized $9 million of gains due to the disposition of investments and recorded an increase to the allowance for credit losses of $8 million.
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
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	Variance	% Change
Gross written premiums	$2,637	$2,186	451	20.6%
Net written premiums	2,454	2,081	373	17.9%

Premiums earned	$2,242	$2,066	$176	8.5%
Incurred losses and LAE	1,411	1,325	86	6.5%
Commission and brokerage	560	514	46	9.0%
Other underwriting expenses	63	50	13	25.4%
Underwriting gain (loss)	$207	$177	$30	17.1%

				Point Chg
Loss ratio	62.9%	64.1%		(1.2)
Commission and brokerage ratio	25.0%	24.9%		0.1
Other underwriting expense ratio	2.8%	2.4%		0.4
Combined ratio	90.8%	91.4%		(0.6)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 20.6% to $2.6 billion for the three months ended March 31, 2023 from $2.2 billion for the three months ended March 31, 2022, primarily due to increases in casualty pro rata business, property pro rata business and financial lines of business. Net written premiums increased by 17.9% to $2.5 billion for the three months ended March 31, 2023 compared to $2.1 billion for the three months ended March 31, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned increased by 8.5% to $2.2 billion for the three months ended March 31, 2023, compared to $2.1 billion for the three months ended March 31, 2022. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,298	57.9%		$—	—%		1,298	57.9%
Catastrophes	113	5.0%			—%		113	5.0%
Total Segment	$1,411	62.9%		$—	—%		$1,411	62.9%

2022
Attritional	$1,216	58.9%		$(2)	-0.1%		1,215	58.8%
Catastrophes	110	5.3%		—	—%		110	5.3%
Total Segment	$1,326	64.2%		$(2)	-0.1%		$1,325	64.1%

Variance 2023/2022
Attritional	$82	(1.0)	pts	$2	0.1	pts	$83	(0.9)	pts
Catastrophes	3	(0.3)	pts	—	—	pts	3	(0.3)	pts
Total Segment	$85	(1.3)	pts	$2	0.1	pts	$86	(1.2)	pts
Incurred losses increased by 6.5% to $1.4 billion for the three months ended March 31, 2023, compared to $1.3 billion for the three months ended March 31, 2022. The increase was primarily due to an increase of $82 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $113 million for the three months ended March 31, 2023 related primarily to the 2023 Turkey earthquakes ($75.0 million) and the 2023 New Zealand storms ($38.0 million). The $110 million of current year catastrophe losses for the three months ended March 31, 2022 related primarily to the 2022 Australia floods ($75.0 million), the 2022 European storms ($30.0 million), and the 2022 March U.S. storms ($5.0 million).
Segment Expenses. Commission and brokerage expense increased by 9.0% to $560 million for the three months ended March 31, 2023 compared to $514 million for the three months ended March 31, 2022. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $63 million for the three months ended March 31, 2023 from $50 million for the three months ended March 31, 2022. The increase was due to increased personnel and direct and indirect expenditures supporting the increased premium volume of the segment.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	Variance	% Change
Gross written premiums	$1,106	$1,001	$105	10.5%
Net written premiums	875	731	145	19.7%

Premiums earned	$858	$726	$133	18.2%
Incurred losses and LAE	555	465	90	19.4%
Commission and brokerage	101	91	10	11.1%
Other underwriting expenses	136	111	25	23.1%
Underwriting gain (loss)	$66	$59	$7	12.1%

				Point Chg
Loss ratio	64.7%	64.1%		0.6
Commission and brokerage ratio	11.8%	12.5%		(0.7)
Other underwriting expense ratio	15.9%	15.3%		0.6
Combined ratio	92.4%	91.9%		0.5
(NM not meaningful)

(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 10.5% to $1.1 billion for the three months ended March 31, 2023 compared to $1.0 billion for the three months ended March 31, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business and other specialty lines of business. Net written premiums increased by 19.7% to $875 million for the three months ended March 31, 2023 compared to $731 million for the three months ended March 31, 2022. The higher percentage change in net written premiums compared to gross written premiums is due to higher net retention resulting from changes in the mix of business. Premiums earned increased 18.2% to $858 million for the three months ended March 31, 2023 compared to $726 million for the three months ended March 31, 2022.
Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$553	64.5%		$—	—%		553	64.5%
Catastrophes	2	0.2%		—	—%		2	0.2%
Total Segment	$555	64.7%		$—	—%		$555	64.7%

2022
Attritional	$460	63.3%		$1	0.1%		460	63.4%
Catastrophes	5	0.7%		—	—%		5	0.7%
Total Segment	$465	64.0%		$1	0.1%		$465	64.1%

Variance 2023/2022
Attritional	$94	1.2	pts	$(1)	(0.1)	pts	$93	1.1	pts
Catastrophes	(3)	(0.5)	pts	—	—	pts	(3)	(0.5)	pts
Total Segment	$91	0.7	pts	$(1)	(0.1)	pts	$90	0.6	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 19.4% to $555 million for the three months ended March 31, 2023 compared to $465 million for the three months ended March 31, 2022. The increase was mainly due to an increase of $94 million in current year attritional losses. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned. The current year catastrophe losses of $2 million related to the 2023 New Zealand storms. The $5 million of current year catastrophe losses for the three months ended March 31, 2022 related to the 2022 March U.S. storms.

Segment Expenses. Commission and brokerage increased by 11.1% to $101 million for the three months ended March 31, 2023 compared to $91 million for the three months ended March 31, 2022. Segment other underwriting expenses increased to $136 million for the three months ended March 31, 2023 compared to $111 million for the three months ended March 31, 2022. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $29.8 billion at March 31, 2023, an increase of $1.3 billion compared to $28.5 billion at December 31, 2022. The rise in investments was primarily related to an increase in fixed maturities, available for sale due to an overall net purchase of $1.0 billion of fixed maturities, available for sale during the first quarter of 2023.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At March 31, 2023	At December 31, 2022
Fixed income portfolio duration (years)	3.0	3.1
Fixed income composite credit quality	A+	A+
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.3 billion and $2.2 billion at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, $500 million, or 21.6%, was receivable from Mt. Logan Re collateralized segregated accounts; $269 million, or 11.7%, was receivable from Munich Reinsurance America, Inc. (“Munich Re”) and $135 million, or 5.8% was receivable from Endurance Specialty Holdings, Ltd. (“Endurance”). No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $22.9 billion and $22.1 billion at March 31, 2023 and December 31, 2022, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,186	$10,329	$16,515	72.2%
Insurance	1,842	4,250	6,093	26.6%
Total excluding A&E	8,028	14,579	22,607	98.8%
A&E	132	139	271	1.2%
Total including A&E	$8,160	$14,718	$22,878	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,045	$9,818	$15,862	71.9%
Insurance	1,863	4,062	5,925	26.9%
Total excluding A&E	7,908	13,880	21,787	98.7%
A&E	138	140	278	1.3%
Total including A&E	$8,046	$14,019	$22,065	100.0%
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

	At March 31,	At December 31,
(Dollars in millions)	2023	2022
Gross reserves	$271	$278
Ceded reserves	(20)	(21)
Net reserves	$251	$257
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at March 31, 2023, we had net asbestos loss reserves of $227 million, or 90.4%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 6.7 years at March 31, 2023. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at March 31, 2023 and December 31, 2022 was $9.0 billion and $8.4 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (2) At December 31,		Everest Re (2) At December 31,
(Dollars in millions)	2023	2022	2023	2022
Regulatory targeted capital	$2,217	$2,169	$3,353	$2,960
Actual capital	$2,759	$3,184	$5,553	$5,717
(1)Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
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
During the first quarter of 2023, there were no shares repurchased in the open market. We paid $65 million in dividends to adjust our capital position and enhance long-term expected returns to our shareholders. In 2022, we repurchased 241,273 shares for $61 million in the open market and paid $255 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of March 31, 2023, we had repurchased 30.8 million shares under this authorization.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.1 billion and $846 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $198 million and $196 million for the three months ended March 31, 2023 and 2022, respectively and net tax payments of $2 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
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
As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2023 and December 31, 2022, we held cash and short-term investments of $2.6 billion and $2.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2023, we had $1.4 billion of available for sale fixed maturity securities maturing within one year or less, $7.9 billion maturing within one to five years and $5.4 billion maturing after five years. Our $250 million of equity securities are comprised primarily of publicly traded securities that we believe can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2023 we had $1.6 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.7 billion of pre-tax unrealized depreciation and $91 million of pre-tax unrealized appreciation.
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
Interest Rate Risk. Our $31.4 billion investment portfolio, at March 31, 2023, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $4.5 billion of mortgage-backed securities in the $24.4 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At March 31, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$26,918	$26,168	$25,419	$24,670	$23,921
Fair Value Change from Base (%)	5.9%	2.9%	—%	(2.9)%	(5.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,317	$659	$—	$(659)	$(1,317)
We had $22.9 billion and $22.1 billion of gross reserves for losses and LAE as of March 31, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $3.8 billion resulting in a discounted reserve balance of approximately $16.9 billion, representing approximately 66.6% of the value of the fixed maturity investment portfolio funds.
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

	Impact of Percentage Change in Equity Fair Values At March 31, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$200	$225	$250	$275	$300
After-tax Change in Fair Value	$(41)	$(20)	$—	$20	$41
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
Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”,

“will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include:

•the effects of catastrophic and pandemic events on our financial statements;
•estimates of our catastrophe exposure;
•information regarding our reserves for losses and LAE;
•our failure to accurately assess underwriting risk;
•decreases in pricing for property and casualty reinsurance and insurance;
•our ability to maintain our financial strength ratings;
•the failure of our insured, intermediaries and reinsurers to satisfy their obligations;
•our inability or failure to purchase reinsurance;
•consolidation of competitors, customers and insurance and reinsurance brokers;
•the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;
•our ability to retain our key executive officers and to attract or retain the executives and employees necessary to manage our business;
•the performance of our investment portfolio;
•our ability to determine any impairments taken on our investments;
•foreign currency exchange rate fluctuations;
•the effect of cybersecurity risks, including technology breaches or failure, on our business;
•the CARES Act;
•the impact of the Tax Cut and Jobs Act;
•the adequacy of capital in relation to regulatory required capital; and
•the ability of Everest Re, Holdings, Everest Underwriting Group (Ireland) Limited, Everest Dublin Insurance Holdings Limited (Ireland), Bermuda Re and Everest International Reinsurance, Ltd. to pay dividends.

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
ITEM 1A.    RISK FACTORS
No material changes.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023	—	$—	—	1,228,908
February 1 - 28, 2023	44,937	$382.9829	—	1,228,908
March 1 - 31, 2023	6,273	$340.8460	—	1,228,908
Total	51,210	$—	—	1,228,908
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

(2)Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share based compensation awards.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement, effective January 1, 2023, between Everest Global Services, Inc. and Joseph V. Taranto, filed herewith

10.2
Separation, Transition Services, and General Release Agreement between Everest Global Services, Inc., Everest Re Group, Ltd., and its current and former parents, subsidiaries, affiliates, predecessors, successors and assigns, and Sanjoy Mukherjee, filed herewith

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
Dated: May 4, 2023