Form 10-Q
period 2023-06-30
EVEREST GROUP, LTD.
filed 2023-08-03
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-15731
EVEREST GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seon Place – 4th Floor 141 Front Street PO Box HM 845 Hamilton Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
441-295-0006
(Registrant’s telephone number, including area code)
Everest Re Group, LTD.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered
Common Shares, $0.01 par value	EG	New York Stock Exchange
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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding At August 1, 2023
Common Shares, $0.01 par value	43,403,580

EVEREST GROUP, LTD

Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in millions, except par value per share)	2023	2022
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value (amortized cost: 2023, $26,372; 2022, $24,191, credit allowances: 2023, $(63); 2022, $(54))	$24,489	$22,236
Fixed maturities - held to maturity, at amortized cost (fair value: 2023, $781; 2022, $821, net of credit allowances: 2023, $(8); 2022, $(9))	798	839
Equity securities, at fair value	259	281
Other invested assets	4,262	4,085
Short-term investments	1,675	1,032
Cash	2,067	1,398
Total investments and cash	33,550	29,872
Accrued investment income	266	217
Premiums receivable (net of credit allowances: 2023, $(34); 2022, $(29))	4,263	3,619
Reinsurance paid loss recoverables (net of credit allowances: 2023, $(24); 2022, $(23))	201	136
Reinsurance unpaid loss recoverables	2,175	2,105
Funds held by reinsureds	1,075	1,056
Deferred acquisition costs	1,086	962
Prepaid reinsurance premiums	692	610
Income tax asset, net	399	459
Other assets (net of credit allowances: 2023, $(7); 2022, $(5))	961	930
TOTAL ASSETS	$44,668	$39,966

LIABILITIES:
Reserve for losses and loss adjustment expenses	$23,405	$22,065
Future policy benefit reserve	28	29
Unearned premium reserve	5,943	5,147
Funds held under reinsurance treaties	25	13
Amounts due to reinsurers	678	567
Losses in course of payment	150	74
Senior notes	2,348	2,347
Long-term notes	218	218
Borrowings from FHLB	519	519
Accrued interest on debt and borrowings	19	19
Unsettled securities payable	21	1
Other liabilities	412	526
Total liabilities	33,766	31,525

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2023) 74.2 and (2022) 69.9 outstanding before treasury shares	1	1
Additional paid-in capital	3,753	2,302
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(247) at 2023 and $(250) at 2022	(1,883)	(1,996)
Treasury shares, at cost; 30.8 shares (2023) and 30.8 shares (2022)	(3,908)	(3,908)
Retained earnings	12,940	12,042
Total shareholders' equity	10,902	8,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,668	$39,966
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,251	$2,916	$6,352	$5,708
Net investment income	357	226	617	469
Total net gains (losses) on investments	5	(236)	10	(390)
Other income (expense)	38	(71)	(42)	(56)
Total revenues	3,650	2,835	6,936	5,731

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,960	1,876	3,927	3,666
Commission, brokerage, taxes and fees	686	630	1,347	1,236
Other underwriting expenses	205	170	405	331
Corporate expenses	17	15	36	29
Interest, fees and bond issue cost amortization expense	33	24	65	48
Total claims and expenses	2,901	2,715	5,779	5,310

INCOME (LOSS) BEFORE TAXES	750	119	1,157	421
Income tax expense (benefit)	80	(4)	122	1

NET INCOME (LOSS)	$670	$123	$1,035	$420

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(169)	(732)	77	(1,548)
Reclassification adjustment for realized losses (gains) included in net income (loss)	2	16	5	20
Total URA(D) on securities arising during the period	(167)	(717)	82	(1,528)

Foreign currency translation adjustments	(1)	(28)	30	(62)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	1	1	2
Total benefit plan net gain (loss) for the period	—	1	1	2
Total other comprehensive income (loss), net of tax	(168)	(744)	113	(1,588)

COMPREHENSIVE INCOME (LOSS)	$502	$(621)	$1,148	$(1,168)

EARNINGS PER COMMON SHARE:
Basic	$16.26	$3.11	$25.74	$10.67
Diluted	16.26	3.11	25.74	10.67
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except dividends per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	39.3	39.4	39.2	39.3
Issued (redeemed) during the period, net	4.1	—	4.2	0.2
Treasury shares acquired	—	—	—	—
Balance end of period	43.4	39.4	43.4	39.4

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	2,295	2,272	2,302	2,274
Public offering of shares	1,445	—	1,445	—
Share-based compensation plans	12	12	5	9
Balance end of period	3,753	2,284	3,753	2,284

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,716)	(833)	(1,996)	12
Net increase (decrease) during the period	(168)	(744)	113	(1,588)
Balance end of period	(1,883)	(1,577)	(1,883)	(1,577)

RETAINED EARNINGS:
Balance beginning of period	12,342	11,936	12,042	11,700
Net income (loss)	670	123	1,035	420
Dividends declared ($1.65 per share in 2Q 2023 and $3.30 per share YTD in 2023;
$1.65 per share in 2Q 2022 and $3.20 per share YTD in 2022)	(72)	(65)	(136)	(126)
Balance, end of period	12,940	11,994	12,940	11,994

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,849)	(3,908)	(3,847)
Purchase of treasury shares	—	—	—	(1)
Balance end of period	(3,908)	(3,849)	(3,908)	(3,849)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$10,902	$8,853	$10,902	$8,853
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,035	$420
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(584)	(223)
Decrease (increase) in funds held by reinsureds, net	(5)	(51)
Decrease (increase) in reinsurance recoverables	(21)	(237)
Decrease (increase) in income taxes	56	(100)
Decrease (increase) in prepaid reinsurance premiums	(40)	(110)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,142	1,360
Increase (decrease) in future policy benefit reserve	(1)	(2)
Increase (decrease) in unearned premiums	732	177
Increase (decrease) in amounts due to reinsurers	63	120
Increase (decrease) in losses in course of payment	75	(178)
Change in equity adjustments in limited partnerships	(56)	(157)
Distribution of limited partnership income	49	105
Change in other assets and liabilities, net	(292)	(11)
Non-cash compensation expense	25	24
Amortization of bond premium (accrual of bond discount)	(11)	35
Net (gains) losses on investments	(10)	390
Net cash provided by (used in) operating activities	2,158	1,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,137	1,661
Proceeds from fixed maturities sold - available for sale	168	772
Proceeds from fixed maturities matured/called/repaid - held to maturity	61	—
Proceeds from equity securities sold	46	438
Distributions from other invested assets	133	205
Cost of fixed maturities acquired - available for sale	(3,396)	(4,071)
Cost of fixed maturities acquired - held to maturity	(15)	(72)
Cost of equity securities acquired	(3)	(283)
Cost of other invested assets acquired	(298)	(308)
Net change in short-term investments	(625)	878
Net change in unsettled securities transactions	41	23
Net cash provided by (used in) investing activities	(2,752)	(757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(19)	(15)
Proceeds from public offering of common shares	1,445	—
Purchase of treasury shares	—	(1)
Dividends paid to shareholders	(136)	(126)
Cost of shares withheld on settlements of share-based compensation awards	(20)	(17)
Net cash provided by (used in) financing activities	1,269	(159)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7)	30

Net increase (decrease) in cash	668	675
Cash, beginning of period	1,398	1,441
Cash, end of period	$2,067	$2,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$73	$101
Interest paid	64	48
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2023 and 2022
1.    GENERAL
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

Effective July 10, 2023, the Company changed its name to Everest Group, Ltd. from Everest Re Group, Ltd. to reflect its evolution, global growth and diversification strategy.
2.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020, included in the Company’s most recent Form 10-K filing.
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
Application of Recently Issued Accounting Standard Changes.
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2023. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no accounting standards issued in the six months ended June 30, 2023, that are expected to have a material impact to Group.

Application of Methods and Assumption changes

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium during the three and six months ended June 30, 2023 periods and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.

3.   INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,225	$—	$2	$(82)	$1,145
Obligations of U.S. states and political subdivisions	424	—	1	(30)	395
Corporate Securities	7,639	(56)	27	(553)	7,057
Asset-backed Securities	4,973	—	6	(117)	4,862
Mortgage-backed securities
Commercial	1,085	—	—	(113)	972
Agency Residential	3,673	—	6	(292)	3,387
Non-agency Residential	62	—	—	(1)	61
Foreign government securities	1,755	—	7	(165)	1,597
Foreign corporate securities	5,536	(7)	14	(530)	5,013
Total fixed maturity securities - available for sale	$26,372	$(63)	$63	$(1,883)	$24,489
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,334	$—	$6	$(82)	$1,257
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	7,044	(45)	31	(561)	6,469
Asset-backed securities	4,229	—	5	(171)	4,063
Mortgage-backed securities
Commercial	1,023	—	—	(105)	919
Agency residential	3,382	—	7	(290)	3,099
Non-agency residential	5	—	—	(1)	4
Foreign government securities	1,586	—	8	(179)	1,415
Foreign corporate securities	5,143	(10)	23	(562)	4,596
Total fixed maturity securities - available for sale	$24,191	$(54)	$81	$(1,982)	$22,236
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$152	$(2)	$—	$(6)	$144
Asset-backed Securities	612	(5)	2	(15)	595
Mortgage-backed securities
Commercial	14	—	—	—	14
Foreign corporate securities	28	(1)	2	—	29
Total fixed maturity securities - held to maturity	$806	(8)	$4	$(21)	$781
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$152	$(2)	$—	$(6)	$144
Asset-backed Securities	661	(6)	2	(15)	642
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$848	$(9)	$3	$(22)	$821
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,695	$1,642	$1,331	$1,314
Due after one year through five years	8,423	7,842	8,131	7,546
Due after five years through ten years	4,572	4,045	4,636	4,057
Due after ten years	1,889	1,678	1,454	1,233
Asset-backed securities	4,973	4,862	4,229	4,063
Mortgage-backed securities
Commercial	1,085	972	1,023	919
Agency residential	3,673	3,387	3,382	3,099
Non-agency residential	62	61	5	4
Total fixed maturity securities - available for sale	$26,372	$24,489	$24,191	$22,236
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	64	61	63	61
Due after five years through ten years	44	41	43	41
Due after ten years	68	65	68	65
Asset-backed securities	613	595	661	642
Mortgage-backed securities
Commercial	14	14	7	7
Total fixed maturity securities - held to maturity	$806	$781	$848	$821
(Some amounts may not reconcile due to rounding.)
During the third quarter of 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity – available for sale portfolio to its fixed maturity – held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of June 30, 2023, these securities had an unrealized loss of $46 million, which remained in accumulated other comprehensive income (“AOCI”) on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of June 30, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of June 30, 2023.

The changes in net unrealized appreciation (depreciation) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(195)	$(832)	$84	$(1,760)
Change in unrealized appreciation (depreciation), pre-tax	(195)	(832)	84	(1,760)
Deferred tax benefit (expense)	28	116	(2)	232
Change in unrealized appreciation (depreciation), net of deferred taxes, included in shareholders’ equity	$(167)	$(717)	$82	$(1,528)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$198	$(12)	$877	$(70)	$1,075	$(82)
Obligations of U.S. states and political subdivisions	77	(1)	199	(29)	276	(30)
Corporate securities	1,877	(114)	3,982	(438)	5,859	(553)
Asset-backed securities	1,120	(24)	2,490	(93)	3,610	(117)
Mortgage-backed securities
Commercial	87	(2)	873	(110)	961	(113)
Agency residential	1,067	(33)	1,948	(259)	3,015	(292)
Non-agency residential	57	(1)	4	—	61	(1)
Foreign government securities	353	(13)	1,043	(152)	1,396	(165)
Foreign corporate securities	1,169	(50)	3,317	(479)	4,486	(530)
Total	$6,004	$(250)	$14,734	$(1,630)	$20,738	$(1,881)
Securities where an allowance for credit loss was recorded	2	(2)	—	(1)	3	(2)
Total fixed maturity securities - available for sale	$6,007	$(252)	$14,734	$(1,631)	$20,741	$(1,883)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$404	$(9)	$1,007	$(36)	$1,411	$(44)
Due in one year through five years	1,718	(66)	5,193	(521)	6,912	(587)
Due in five years through ten years	982	(50)	2,639	(482)	3,622	(532)
Due after ten years	569	(65)	578	(128)	1,147	(193)
Asset-backed securities	1,120	(24)	2,490	(93)	3,610	(117)
Mortgage-backed securities	1,211	(36)	2,825	(370)	4,036	(406)
Total	$6,004	$(250)	$14,734	$(1,630)	$20,738	$(1,881)
Securities where an allowance for credit loss was recorded	2	(2)	—	(1)	3	(2)
Total fixed maturity securities - available for sale	$6,007	$(252)	$14,734	$(1,631)	$20,741	$(1,883)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2023 were $20.7 billion and $1.9 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at June 30, 2023, amounted to less than 4.4% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2023 comprised less than 0.8% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $252 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and non-agency residential mortgage-backed securities and asset-backed securities. Of these unrealized losses, $221 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.6 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to foreign and domestic corporate securities, agency residential mortgage-backed securities, foreign government securities, commercial mortgage-backed securities and asset-backed securities. Of these unrealized losses, $1.56 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2023, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The aggregate fair value and gross unrealized losses related to fixed maturity - available for sale investments in an unrealized loss position at December 31, 2022 were $19.6 billion and $2.0 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at December 31, 2022, amounted to less than 5.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.2% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $1.2 billion of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.1 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $764 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $732 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$276	$169	$523	$317
Equity securities	1	5	2	9
Short-term investments and cash	34	7	51	7
Other invested assets
Limited partnerships	53	48	38	136
Other	6	14	27	26
Gross investment income before adjustments	369	242	641	494
Funds held interest income (expense)	2	1	2	4
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	371	242	643	498
Investment expenses	14	16	26	30
Net investment income	$357	$226	$617	$469
(Some amounts may not reconcile due to rounding.)
The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values (“NAVs”) of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.
The Company had contractual commitments to invest up to an additional $2.8 billion in limited partnerships and private placement loan securities at June 30, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.

During the fourth quarter of 2022, the Company entered into corporate-owned life insurance (COLI) policies, which are primarily invested in liquid credit, equity, and other assets, including alternative assets. The COLI policies are carried within other invested assets at policy cash surrender value of $968 million and $939 million as of June 30, 2023 and December 31, 2022, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of June 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2023 and December 31, 2022 is limited to the total carrying value of $4.3 billion and $4.1 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of June 30, 2023, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are classified as fixed maturities, available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, credit subordination that reduces the Company’s obligation to absorb losses or right to receive benefits or the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturity securities
Allowance for credit losses	$—	$(1)	$(8)	$(13)
Net realized gains (losses) from dispositions	(3)	(16)	(1)	(13)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	(31)	7	(43)
Gains (losses) from fair value adjustments	8	(189)	12	(326)
Other invested assets	—	1	—	5
Total net gains (losses) on investments	$5	$(236)	$10	$(390)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(55)	$—	$(7)	$(62)	$(45)	$—	$(10)	$(54)
Credit losses on securities where credit losses were not previously recorded	(2)	—	—	(2)	(14)	—	—	(14)
Increases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	—	1	4	—	3	6
Balance, end of period	$(56)	$—	$(7)	$(63)	$(56)	$—	$(7)	$(63)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(20)	$(8)	$(14)	$(42)	$(19)	$(8)	$(3)	$(30)
Credit losses on securities where credit losses were not previously recorded	(5)	—	(5)	(10)	(7)	—	(16)	(23)
Increases in allowance on previously impaired securities	(1)	—	(1)	(1)	(1)	—	(1)	(1)
Decreases in allowance on previously impaired securities		—		—	—	—	—	—
Reduction in allowance due to disposals	—	8	2	10	1	8	2	11
Balance, end of period	$(26)	—	$(17)	$(43)	$(26)	$—	$(17)	$(43)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	$(9)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$96	$353	$168	$772
Gross gains from dispositions	7	7	17	28
Gross losses from dispositions	(10)	(23)	(19)	(40)

Proceeds from sales of equity securities	$—	$348	$46	$438
Gross gains from dispositions	—	4	7	8
Gross losses from dispositions	—	(35)	—	(50)

4.    FAIR VALUE
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
The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers. The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information, and when fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2023, $1.8 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.
The Company internally manages a portfolio of assets which had a fair value at June 30, 2023 and December 31, 2022 of $4.3 billion and $2.7 billion, respectively, primarily comprised of collateralized loan obligations included in asset-backed securities and U.S. treasury fixed maturities. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.
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
The composition and valuation inputs for the presented fixed maturities categories Level 1 and Level 2 are as follows:
•U.S. Treasury securities and obligations of U.S. government agencies and corporations are primarily comprised of U.S. Treasury bonds, and the fair value is based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields;

•Obligations of U.S. states and political subdivisions are comprised of state and municipal bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
•Corporate securities are primarily comprised of U.S. corporate and public utility bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
•Asset-backed and mortgage-backed securities fair values are based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads;
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,145	$—	$1,145	$—
Obligations of U.S. States and political subdivisions	395	—	395	—
Corporate securities	7,057	—	6,347	711
Asset-backed securities	4,862	—	3,746	1,115
Mortgage-backed securities
Commercial	972	—	972	—
Agency residential	3,387	—	3,387	—
Non-agency residential	61	—	61	—
Foreign government securities	1,597	—	1,597	—
Foreign corporate securities	5,013	—	4,997	16
Total fixed maturities - available for sale	24,489	—	22,647	1,842

Equity securities, fair value	259	145	114	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$1,257	$—	$1,257	$—
Obligations of U.S. States and political subdivisions	413	—	413	—
Corporate securities	6,469	—	5,754	715
Asset-backed securities	4,063	—	3,069	994
Mortgage-backed securities
Commercial	919	—	919	—
Agency residential	3,099	—	3,099	—
Non-agency residential	4	—	4	—
Foreign government securities	1,415	—	1,415	—
Foreign corporate securities	4,596	—	4,579	16
Total fixed maturities - available for sale	22,236	—	20,511	1,725

Equity securities, fair value	281	132	150	—
(Some amounts may not reconcile due to rounding.)
In addition, $293 million and $292 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$709	$1,020	$16	$1,745	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	2	—	—	2
Included in other comprehensive income (loss)	(2)	(8)	—	(9)	(6)	10	—	4
Purchases, issuances and settlements	3	103	—	105	—	111	—	111
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$711	$1,115	$16	$1,842	$711	$1,115	$16	$1,842

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance of fixed maturities	$715	$1,389	$6	$16	$2,125	$801	$1,251	$—	$16	$2,068
Total gains or (losses) (realized/unrealized)
Included in earnings	(5)	—	—	—	(4)	11	—	—	—	12
Included in other comprehensive income (loss)	(3)	(47)	—	(4)	(54)	(7)	(76)	—	(4)	(87)
Purchases, issuances and settlements	28	62	—	8	97	(70)	228	6	8	171
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	128	(148)	—	20	—	128	(148)	—	20	—
Ending balance of fixed maturities	$862	$1,255	$6	$40	$2,163	$862	$1,255	$6	$40	$2,163

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5)	$8	$—	$—	$2	$(5)	$8	$—	$—	$3
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2023 and 2022, respectively.

Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9, respectively. Short-term investments are stated at cost, which approximates fair value.
5.    RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Gross reserves beginning of period	$22,065	$19,009
Less reinsurance recoverables on unpaid losses	(2,105)	(1,946)
Net reserves beginning of period	19,960	17,063

Incurred related to:
Current year	3,927	3,668
Prior years	—	(2)
Total incurred losses and LAE	3,927	3,666

Paid related to:
Current year	1,307	979
Prior years	1,515	1,484
Total paid losses and LAE	2,822	2,462

Foreign exchange/translation adjustment	165	(259)

Net reserves end of period	21,229	18,007
Plus reinsurance recoverables on unpaid losses	2,175	1,986
Gross reserves end of period	$23,405	$19,993
(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $3.9 billion and $3.7 billion for the six months ended June 30, 2023 and 2022, respectively. Gross and net reserves increased for the six months ended June 30, 2023, reflecting an increase in underlying exposure due to earned premium growth, year over year, and an increase of $317 million in 2023 current year attritional losses compared to 2022, partially offset by a decrease of $58 million in 2023 current year catastrophe losses. The Company has estimated and recognized $30 million of reinsurance recoveries related to Hurricane Ian.
6.    SEGMENT REPORTING
The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the United Kingdom, Ireland, and branches located in the Netherlands, France, Germany and Spain.
These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, result from dividing incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.
The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,766	$1,414	$4,180	$5,403	$2,520	$7,923
Net written premiums	2,639	1,035	3,674	5,093	1,910	7,003

Premiums earned	$2,382	$869	$3,251	$4,624	$1,728	$6,352
Incurred losses and LAE	1,400	560	1,960	2,811	1,115	3,927
Commission and brokerage	583	103	686	1,143	204	1,347
Other underwriting expenses	62	143	205	125	280	405
Underwriting gain (loss)	$337	$64	$401	$544	$129	$673

Net investment income			357			617
Net gains (losses) on investments			5			10
Corporate expenses			(17)			(36)
Interest, fee and bond issue cost amortization expense			(33)			(65)
Other income (expense)			38			(42)
Income (loss) before taxes			$750			$1,157
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,201	$1,246	$3,447	$4,387	$2,247	$6,633
Net written premiums	2,122	899	3,021	4,204	1,630	5,833

Premiums earned	$2,140	$777	$2,916	$4,206	$1,502	$5,708
Incurred losses and LAE	1,382	494	1,876	2,707	959	3,666
Commission and brokerage	531	99	630	1,045	190	1,236
Other underwriting expenses	52	117	170	103	228	331
Underwriting gain (loss)	$175	$66	$240	$351	$124	$476

Net investment income			226			469
Net gains (losses) on investments			(236)			(390)
Corporate expenses			(15)			(29)
Interest, fee and bond issue cost amortization expense			(24)			(48)
Other income (expense)			(71)			(56)
Income (loss) before taxes			$119			$421
(Some amounts may not reconcile due to rounding.)
7.    CREDIT FACILITIES
The Company has multiple active committed letter of credit facilities with a total commitment of up to $1.5 billion as of June 30, 2023. The Company also has additional uncommitted letter of credit facilities of up to $440 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below:
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective February 23, 2021, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a letter of credit issuance facility with Wells Fargo, referred to as the “2021 Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500 million of secured letters of credit. Effective May 2, 2023, the agreement was amended to extend the availability of committed issuance for an additional year.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500	$434	12/29/2023	$500	$463	12/29/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A., which superseded the previous letter of credit issuance facility with Citibank that was effective December 31, 2020. Both of these are referred to as the “Bermuda Re Letter of Credit Facility”. The current Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up the $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$209	12/31/2023	$230	$1	1/1/2023
		4	2/29/2024		4	2/28/2023
		1	3/1/2024		1	3/1/2023
		1	8/15/2024		1	8/15/2023
		3	9/23/2024		3	9/23/2023
		1	12/1/2024		212	12/31/2023
		4	12/31/2024
Bermuda Re Citibank LOC Facility - Uncommitted	140	105	12/31/2023	140	87	12/31/2023
		7	6/30/2027		18	12/30/2026
Total Citibank Bilateral Agreement	$370	$337		$370	$329
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021, Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility	$200	$179	12/31/2023	$200	$183	12/31/2023
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured LOC Agreement - Committed	$150	$150	12/31/2023	$150	$150	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Credit Facility
Effective October 8, 2021, Bermuda Re entered into a letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, an agreement referred to as the “Bermuda Re Lloyd’s Bank Credit Facility”. The Bermuda Re Lloyd’s Bank Credit Facility provides for the committed issuance of up to $50 million of secured letters of credit, and subject to credit approval a maximum total facility amount of $250 million.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$50	$50	12/31/2023	$50	$50	12/31/2023
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted	200	156	12/31/2023	200	136	12/31/2023
Total Bermuda Re Lloyd's Bank Credit Facility	$250	$206		$250	$186
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$179	12/31/2023	$200	$179	12/31/2023
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank ABP, NY Unsecured LOC Facility - Committed	$200	$200	12/31/2023	$200	$50	12/31/2023
Nordea Bank ABP, NY Unsecured LOC Facility - Uncommitted	100	100	12/31/2023	100	100	12/31/2023
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$150
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2023, Everest Re had admitted assets of approximately $24 billion which provides borrowing capacity in excess of $2 billion. As of June 30, 2023, Everest Re has $519 million of borrowings outstanding, all of which expire in 2023. Everest Re incurred interest expense of $7 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Everest Re incurred interest expense of $13 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

8.    SENIOR NOTES
The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$397	$360	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	714	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	664	969	627
			$2,400	$2,348	$1,738	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2023	2022
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$187	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2023 to August 14, 2023 is 7.71%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on three-month CME Term SOFR plus a spread.
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

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Interest expense incurred	$4	$2	$8	$3
10.    COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS
Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2023, the total amount on deposit in trust accounts was $2.5 billion, which included $268 million of restricted cash. At June 30, 2022, the total amount on deposit in trust accounts was $2.0 billion, which included $502 million of restricted cash.
The Company reinsures some of its catastrophe exposures with the segregated accounts of subsidiary Mt. Logan Re, Ltd. (“Mt. Logan Re”). Mt. Logan Re is a collateralized insurer registered in Bermuda and 100% of the voting common shares are owned by Group. Each segregated account invests predominantly in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2023	2022	2023	2022
(Dollars in millions)
Ceded written premiums	$46	$32	$99	$82
Ceded earned premiums	52	41	98	92
Ceded losses and LAE	16	21	53	62

Assumed written premiums	1	1	1	1
Assumed earned premiums	1	1	1	1
Assumed losses and LAE	—	—	—	—
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of June 30, 2023			$1,800
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. As of June 30, 2023, the Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $49.4 billion issued in July 2023 exceeds the attachment point. The recovery under the CAT Bond, included in the Company’s financial results, is currently estimated to be $25 million, subject to further revision of the industry loss estimate.

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
12.    OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(199)	$30	$(169)	$75	$2	$77
Reclassification of net realized losses (gains) included in net income (loss)	4	(2)	2	10	(4)	5
Foreign currency translation adjustments	(2)	1	(1)	31	(1)	30
Reclassification of benefit plan liability amortization included in net income (loss)	1	—	—	1	—	1
Total other comprehensive income (loss)	$(196)	$29	$(168)	$116	$(3)	$113
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(849)	$116	$(732)	$(1,781)	$233	$(1,548)
Reclassification of net realized losses (gains) included in net income (loss)	16	(1)	16	21	(1)	20
Foreign currency translation adjustments	(31)	3	(28)	(65)	3	(62)
Reclassification of benefit plan liability amortization included in net income (loss)	1	—	1	2	—	2
Total other comprehensive income (loss)	$(862)	$118	$(744)	$(1,823)	$235	$(1,588)
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022	2023	2022
(Dollars in millions)
URA(D) on securities	$4	$16	$10	$21	Other net realized capital gains (losses)
	(2)	(1)	(4)	(1)	Income tax expense (benefit)
	$2	$16	$5	$20	Net income (loss)

Benefit plan net gain (loss)	$1	$1	$1	$2	Other underwriting expenses
	—	—	—	—	Income tax expense (benefit)
	$—	$1	$1	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance of URA(D) on securities	$(1,460)	$(572)	$(1,709)	$239
Current period change in URA(D) of investments - non-credit related	(167)	(717)	82	(1,528)
Ending balance of URA(D) on securities	(1,627)	(1,288)	(1,627)	(1,288)

Beginning balance of foreign currency translation adjustments	(223)	(212)	(254)	(177)
Current period change in foreign currency translation adjustments	(1)	(28)	30	(62)
Ending balance of foreign currency translation adjustments	(224)	(240)	(224)	(240)

Beginning balance of benefit plan net gain (loss)	(33)	(50)	(33)	(50)
Current period change in benefit plan net gain (loss)	—	1	1	2
Ending balance of benefit plan net gain (loss)	(32)	(49)	(32)	(49)

Ending balance of accumulated other comprehensive income (loss)	$(1,883)	$(1,577)	$(1,883)	$(1,577)
(Some amounts may not reconcile due to rounding.)
13.    SHARE-BASED COMPENSATION PLANS
For the three months ended June 30, 2023, a total of 925 restricted stock awards were granted on May 18, 2023, with a fair value of $372.91 per share. For the three months ended June 30, 2022, a total of 2,330 restricted stock awards were granted on May 10, 2022 with a fair value of $280.98 per share.

For the six months ended June 30, 2023, a total of 175,096 restricted stock awards were granted: 174,171 and 925 restricted share awards were granted on February 23, 2023 and May 18, 2023 with a fair value of $382.39 per share and $372.91 per share, respectively. Also, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.39 per share.

For the six months ended June 30, 2022, a total of 199,138 restricted stock awards were granted: 187,760, 9,048 and 2,330 restricted share awards were granted on February 23, 2022, February 24, 2022 and May 10, 2022, with a fair value of $301.54 per share, $287.94 per share and $280.98 per share, respectively. Additionally, 18,340 performance share unit awards were granted on February 23, 2022, with a fair value of $301.54 per unit.
14.    EARNINGS PER COMMON SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share:
Numerator
Net income (loss)	$670	$123	$1,035	$420
Less: dividends declared - common shares and unvested common shares	(72)	(65)	(136)	(126)
Undistributed earnings	599	58	899	294
Percentage allocated to common shareholders (1)	98.8%	98.6%	98.8%	98.7%
	591	57	888	290
Add: dividends declared - common shareholders	71	64	135	124
Numerator for basic and diluted earnings per common share	$662	$121	$1,022	$415

Denominator
Denominator for basic earnings per weighted-average common shares	40.7	38.9	39.7	38.9
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	40.7	38.9	39.7	38.9

Per common share net income (loss)
Basic	$16.26	$3.11	$25.74	$10.67
Diluted	$16.26	$3.11	$25.74	$10.67

(1) Basic weighted - average common shares outstanding	40.7	38.9	39.7	38.9
Basic weighted - average common shares outstanding and unvested common shares expected to vest	41.2	39.4	40.2	39.4
Percentage allocated to common shareholders	98.8%	98.6%	98.8%	98.7%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of June 30, 2023. Options granted under share-based compensation plans have all expired as of September 19, 2022.
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
The Company generally applies the estimated annualized effective tax rate (“AETR”) approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting. Under the AETR approach, the estimated AETR is applied to the interim year-to-date pre-tax income/(loss) to determine the income tax expense or benefit for the year-to-date period. The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/(loss) and AETR.
16.    SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Industry Conditions.
The worldwide insurance and reinsurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of insurance and reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the insurance and reinsurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
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
Worldwide insurance and reinsurance market conditions historically have been competitive. Generally, there is ample insurance and reinsurance capacity relative to demand, as well as additional capital from the capital markets through insurance linked financial instruments. These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is primarily driven by the desire to achieve greater risk diversification and potentially higher returns on their investments. This competition generally has a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage. Based on recent competitive behaviors in the insurance and reinsurance industry, natural catastrophe events and the macroeconomic backdrop, there has been dislocation in the market which has had a positive impact on rates and terms and conditions, generally, though specifics in local markets can vary.
Specifically, recent market conditions in property, particularly catastrophe excess of loss, have resulted in rate increases. As a result of the rate increases, most of the lines within property have been affected. Other casualty lines have been experiencing modest rate increases, while some lines such as workers’ compensation and directors and officers liability have been experiencing softer market conditions. The impact on pricing conditions is likely to change depending on the line of business and geography.
Our capital position remains a source of strength, with high-quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.
The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022		2023	2022
Gross written premiums	$4,180	$3,447	21.3%	$7,923	$6,633	19.4%
Net written premiums	3,674	3,021	21.6%	7,003	5,833	20.1%

REVENUES:
Premiums earned	$3,251	$2,916	11.5%	$6,352	$5,708	11.3%
Net investment income	357	226	57.8%	617	469	31.5%
Net gains (losses) on investments	5	(236)	NM	10	(390)	NM
Other income (expense)	38	(71)	NM	(42)	(56)	-25.6%
Total revenues	3,650	2,835	28.8%	6,936	5,731	21.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,960	1,876	4.5%	3,927	3,666	7.1%
Commission, brokerage, taxes and fees	686	630	8.8%	1,347	1,236	9.0%
Other underwriting expenses	205	170	20.9%	405	331	22.3%
Corporate expenses	17	15	12.2%	36	29	23.2%
Interest, fees and bond issue cost amortization expense	33	24	35.0%	65	48	34.0%
Total claims and expenses	2,901	2,715	6.8%	5,779	5,310	8.8%

INCOME (LOSS) BEFORE TAXES	750	119	NM	1,157	421	NM
Income tax expense (benefit)	80	(4)	NM	122	1	NM
NET INCOME (LOSS)	$670	$123	NM	$1,035	$420	NM

RATIOS:			Point Change			Point Change
Loss ratio	60.3%	64.3%	(4.0)	61.8%	64.2%	(2.4)
Commission and brokerage ratio	21.1%	21.6%	(0.5)	21.2%	21.6%	(0.4)
Other underwriting expense ratio	6.3%	5.8%	0.5	6.4%	5.8%	0.6
Combined ratio	87.7%	91.8%	(4.1)	89.4%	91.7%	(2.3)

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2023	2022
Balance sheet data:
Total investments and cash	$33,550	$29,872	12.3%
Total assets	44,668	39,966	11.8%
Loss and loss adjustment expense reserves	23,405	22,065	6.1%
Total debt	3,085	3,084	—%
Total liabilities	33,766	31,525	7.1%
Shareholders' equity	10,902	8,441	29.2%
Book value per share	251.17	215.54	16.5%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 21.3% to $4.2 billion for the three months ended June 30, 2023, compared to $3.4 billion for the three months ended June 30, 2022, reflecting a $565 million, or 25.7%, increase in our reinsurance business and a $168 million, or 13.5%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases across all lines of business. The increase in insurance premiums was primarily due to growth in property/short tail business, specialty casualty business and other specialty lines of business. Gross written premiums increased by 19.4% to $7.9 billion for the six months ended June 30, 2023, compared to $6.6 billion for the six months ended June 30, 2022, reflecting a $1.0 billion, or 23.2%, increase in our reinsurance business and a $274 million, or 12.2%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases in property pro rata business, casualty pro rata business, property catastrophe excess of loss business and financial lines of business. The increase in insurance premiums reflects growth across most lines of business driven by positive rate and exposure increases, new business and strong renewal retention.
Net written premiums increased by 21.6% to $3.7 billion for the three months ended June 30, 2023, compared to $3.0 billion for the three months ended June 30, 2022. Net written premiums increased by 20.1% to $7.0 billion for the six months ended June 30, 2023, compared to $5.8 billion for the six months ended June 30, 2022. These increases were consistent with the percentage changes in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 11.5% to $3.3 billion for the three months ended June 30, 2023, compared to $2.9 billion for the three months ended June 30, 2022. Premiums earned increased by 11.3% to $6.4 billion for the six months ended June 30, 2023, compared to $5.7 billion for the six months ended June 30, 2022.
Other Income (Expense). We recorded other income of $38 million and other expense of $71 million for the three months ended June 30, 2023 and 2022, respectively. We recorded other expense of $42 million and other expense of $56 million for the six months ended June 30, 2023 and 2022, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $36 million and foreign currency expense of $74 million for the three months ended June 30, 2023 and 2022, respectively. We recognized foreign currency exchange expense of $49 million and $61 million for the six months ended June 30, 2023 and 2022, respectively.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,933	59.5%		$—	—%		$1,933	59.5%
Catastrophes	27	0.8%		—	—%		27	0.8%
Total	$1,960	60.3%		$—	—%		$1,960	60.3%

2022
Attritional	$1,792	61.4%		$(1)	—%		$1,791	61.4%
Catastrophes	85	2.9%		—	—%		85	2.9%
Total	$1,877	64.3%		$(1)	—%		$1,876	64.3%

Variance 2023/2022
Attritional	$141	(2.0)	pts	$1	—	pts	$142	(2.0)	pts
Catastrophes	(58)	(2.1)	pts	—	—	pts	(58)	(2.1)	pts
Total	$83	(4.0)	pts	$1	—	pts	$84	(4.0)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$3,784	59.6%		$—	—%		$3,784	59.6%
Catastrophes	142	2.2%		—	—%		142	2.2%
Total	$3,927	61.8%		$—	—%		$3,927	61.8%

2022
Attritional	$3,468	60.8%		$(2)	—%		$3,466	60.8%
Catastrophes	200	3.5%		—	—%		200	3.5%
Total	$3,668	64.3%		$(2)	—%		$3,666	64.2%

Variance 2023/2022
Attritional	$317	(1.2)	pts	$2	—	pts	318	(1.2)	pts
Catastrophes	(58)	(1.3)	pts	—	—	pts	(58)	(1.3)	pts
Total	$259	(2.4)	pts	$2	—	pts	$261	(2.4)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 4.5% to $2.0 billion for the three months ended June 30, 2023, compared to $1.9 billion for the three months ended June 30, 2022, primarily due to an increase of $141 million in current year attritional losses, partially offset by a decrease of $58 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $27 million for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($20 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million), and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian. The $85 million of current year catastrophe losses for the three months ended June 30, 2022 related primarily to the 2022 South Africa flood ($45 million), the 2022 Canada derecho ($18 million), the 2022 2nd quarter U.S. storms ($12 million) and the 2022 Western Europe Convective storm ($10 million).

Incurred losses and LAE increased by 7.1% to $3.9 billion for the six months ended June 30, 2023, compared to $3.7 billion for the six months ended June 30, 2022, primarily due to an increase of $317 million in current year attritional losses, partially offset by a decrease of $58 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $142 million for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($45 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million) and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian. The $200 million of current year catastrophe losses for the six months ended June 30, 2022 related primarily to the 2022 Australia floods ($76 million), the 2022 South Africa flood ($45 million), the 2022 European storms ($30 million), the 2022 Canada derecho ($18 million), the 2022 2nd quarter U.S. storms ($12 million), the 2022 Western Europe Convective Storm ($10 million) and the 2022 March U.S. storms ($9 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 0.8 percentage points to the combined ratio for the three months ended June 30, 2023, compared with 2.9 percentage points in the same period of 2022, and 2.2 percentage points to the combined ratio for the six months ended June 30, 2023, compared with 3.5 percentage points in the corresponding period of 2022. The Company has up to $350 million of a CAT Bond that attaches at a $48.1 billion PCS Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $49.4 billion exceeds the attachment point. The recovery under the CAT Bond, included in the Company’s financial results, is estimated to be $25 million, subject to further revision of the industry loss estimate. In addition to the recoveries under the CAT Bond, the Company has an additional reinsurance agreement in place resulting in $5 million of recoveries related to Hurricane Ian.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 8.8% to $686 million for the three months ended June 30, 2023, compared to $630 million for the three months ended June 30, 2022. Commission, brokerage, taxes and fees increased by 9.0% to $1.3 billion for the six months ended June 30, 2023, compared to $1.2 billion for the six months ended June 30, 2022. The increases were primarily due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $205 million and $170 million for the three months ended June 30, 2023 and 2022, respectively. Other underwriting expenses were $405 million and $331 million for the six months ended June 30, 2023 and 2022, respectively. The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $17 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $36 million and $29 million for the six months ended June 30, 2023 and 2022, respectively.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $33 million and $24 million for the three months ended June 30, 2023 and 2022, respectively. Interest, fees and other bond amortization expense was $65 million and $48 million for the six months ended June 30, 2023 and 2022, respectively. The increases were mainly due to higher interest costs on the FHLBNY borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term Subordinated Notes Issued 2007, which is reset quarterly per the note agreement. The floating rate was 7.71% as of June 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $80 million and income tax benefit of $4 million for the three months ended June 30, 2023 and 2022, respectively. We had income tax expense of $122 million and income tax expense of $1 million for the six months ended June 30, 2023 and 2022, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
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
Net Income (Loss).
Our net income was $670 million and $123 million for the three months ended June 30, 2023 and 2022, respectively. Our net income was $1.0 billion and $420 million for the six months ended June 30, 2023 and 2022, respectively. These changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 4.1 points to 87.7% for the three months ended June 30, 2023, compared to 91.8% for the three months ended June 30, 2022 and decreased by 2.3 points to 89.4% for the six months ended June 30, 2023, compared to 91.7% for the six months ended June 30, 2022. The loss ratio component decreased by 4.0 points for the three months ended June 30, 2023 over the corresponding period last year primarily due to lower current year catastrophe losses and lack of losses from the war in the Ukraine in 2023. In the second quarter 2022, the Company established reserves of $45 million for losses from the war in the Ukraine in 2023. The loss ratio component decreased by 2.4 points for the six months ended June 30, 2022 over the corresponding period last year primarily due to lower current year catastrophe losses and no losses from the war in the Ukraine. The commission and brokerage ratio components decreased slightly to 21.1% for the three months ended June 30, 2023 compared to 21.6% for the three months ended June 30, 2022 and decreased to 21.2% for the six months ended June 30, 2023 compared to 21.6% for the six months ended June 30, 2022. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios increased to 6.3% for the three months ended June 30, 2023 compared to 5.8% for the three months ended June 30, 2022 and increased to 6.4% for the six months ended June 30, 2023 compared to 5.8% for the six months ended June 30, 2022. These increases were mainly due to insurance operations costs associated with the continued build out of the insurance platform.

Shareholders’ Equity.
Shareholders’ equity increased by $2.5 billion to $10.9 billion at June 30, 2023 from $8.4 billion at December 31, 2022, principally as a result of $1.4 billion from a public offering of shares, $1.0 billion of net income, $82 million of unrealized appreciation on available for sale fixed maturity portfolio net of tax and $30 million of net foreign currency translation adjustments, partially offset by $136 million of shareholder dividends.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 57.8% to $357 million for the three months ended June 30, 2023, compared with net investment income of $226 million for the three months ended June 30, 2022. The increase for the three months ended June 30, 2023 was primarily the result of an increase of $107 million of income from fixed maturity investments and $27 million from short-term investments and cash. Net investment income increased by 31.5% to $617 million for the six months ended June 30, 2023, compared with investment income of $469 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was primarily the result of an increase of $206 million from fixed maturity investments and $44 million from short-term investments and cash, partially offset by a decline of $98 million in limited partnership income. The limited partnership income primarily reflects decreases in their reported NAVs. Accordingly, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$276	$169	$523	$317
Equity securities	1	5	2	9
Short-term investments and cash	34	7	51	7
Other invested assets
Limited partnerships	53	48	38	136
Other	6	14	27	26
Gross investment income before adjustments	369	242	641	494
Funds held interest income (expense)	2	1	2	4
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	371	242	643	498
Investment expenses	14	16	26	30
Net investment income	$357	$226	$617	$469
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.2%	3.0%	3.7%	3.2%
Annualized after-tax yield on average cash and invested assets	3.6%	2.6%	3.2%	2.7%
Annualized return on invested assets	4.2%	(0.1)%	3.7%	0.5%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	2023	2022	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$7	$7	$(1)	$17	$28	(10)
Losses	(10)	(23)	13	(19)	(40)	22
Total	(3)	(16)	12	(2)	(13)	11

Equity securities
Gains	—	4	(4)	7	8	(1)
Losses	—	(35)	35	—	(50)	50
Total	—	(31)	31	7	(43)	49

Other Invested Assets
Gains	—	3	(3)	—	8	(8)
Losses	—	(3)	3	—	(3)	3
Total	—	1	(1)	—	5	(5)

Short-Term Investments
Gains	1	—	1	1	—	1
Losses	—	—	—	—	—	—
Total	—	—	—	1	—	1

Total net realized gains (losses) from dispositions
Gains	7	15	(8)	24	43	(19)
Losses	(10)	(61)	51	(19)	(94)	75
Total	(3)	(46)	43	5	(51)	56

Allowance for credit losses	—	(1)	2	(8)	(13)	5

Gains (losses) from fair value adjustments
Equity securities	8	(189)	197	12	(326)	338
Total	8	(189)	197	12	(326)	338

Total net gains (losses) on investments	$5	$(236)	$241	$10	$(390)	$400
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended June 30, 2023 primarily relate to net gains from fair value adjustments on equity securities in the amount of $8 million as a result of equity market improvement during the second quarter of 2023. In addition, we realized $3 million of net losses due to the disposition of investments. There were no allowances for credit losses during the second quarter of 2023.

Net gains (losses) on investments during the six months ended June 30, 2023 primarily relate to net gains from fair value adjustments on equity securities in the amount of $12 million as a result of equity market improvement during the first six months of 2023. In addition, we realized $5 million of net losses due to the disposition of investments and recorded an increase to the allowance for credit losses of $8 million primarily related to our direct holdings of Russian corporate fixed maturity securities.
Segment Results.
The Company manages its reinsurance and insurance operations as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for these segments of business.

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. We write reinsurance business from entities chartered in the U.S., Bermuda, and Ireland, as well as through branches of those entities established in Canada, Singapore, the United Kingdom and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the United Kingdom, Ireland and branches located in the Netherlands, France, Germany and Spain.
These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.
Underwriting results include earned premium less LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, result from dividing incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$2,766	$2,201	565	25.7%	$5,403	$4,387	$1,016	23.2%
Net written premiums	2,639	2,122	517	24.4%	5,093	4,204	890	21.2%

Premiums earned	$2,382	$2,140	$242	11.3%	$4,624	$4,206	$418	9.9%
Incurred losses and LAE	1,400	1,382	18	1.3%	2,811	2,707	105	3.9%
Commission and brokerage	583	531	52	9.8%	1,143	1,045	98	9.4%
Other underwriting expenses	62	52	10	18.5%	125	103	22	21.9%
Underwriting gain (loss)	$337	$175	$162	93.0%	$544	$351	$193	54.8%

				Point Chg				Point Chg
Loss ratio	58.8%	64.6%		(5.8)	60.8%	64.4%		(3.6)
Commission and brokerage ratio	24.5%	24.8%		(0.3)	24.7%	24.8%		(0.1)
Other underwriting expense ratio	2.6%	2.4%		0.2	2.7%	2.4%		0.3
Combined ratio	85.9%	91.8%		(5.9)	88.2%	91.6%		(3.4)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 25.7% to $2.8 billion for the three months ended June 30, 2023 from $2.2 billion for the three months ended June 30, 2022, primarily due to increases across all lines of business. Net written premiums increased by 24.4% to $2.6 billion for the three months ended June 30, 2023, compared to $2.1 billion for the three months ended June 30, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 11.3% to $2.4 billion for the three months ended June 30, 2023, compared to $2.1 billion for the three months ended June 30, 2022.

Gross written premiums increased by 23.2% to $5.4 billion for the six months ended June 30, 2023 from $4.4 billion for the six months ended June 30, 2022, primarily due to increases across all lines of business. Net written premiums increased by 21.2% to $5.1 billion for the six months ended June 30, 2023 compared to $4.2 billion for the six months ended June 30, 2022. The increase was consistent with the percentage increase in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 9.9% to $4.6 billion for the six months ended June 30, 2023, compared to $4.2 billion for the six months ended June 30, 2022.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,373	57.6%		$—	—%		1,373	57.6%
Catastrophes	27	1.1%		—	—%		27	1.1%
Total Segment	$1,400	58.8%		$—	—%		$1,400	58.8%

2022
Attritional	$1,303	60.9%		$(1)	0.0%		1,302	60.9%
Catastrophes	80	3.7%		—	—%		80	3.7%
Total Segment	$1,383	64.6%		$(1)	0.0%		$1,382	64.6%

Variance 2023/2022
Attritional	$70	(3.2)	pts	$1	—	pts	$71	(3.2)	pts
Catastrophes	(53)	(2.6)	pts	—	—	pts	(53)	(2.6)	pts
Total Segment	$17	(5.8)	pts	$1	—	pts	$18	(5.8)	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$2,671	57.8%		$—	—%		2,671	57.8%
Catastrophes	140	3.0%		—	—%		140	3.0%
Total Segment	$2,811	60.8%		$—	—%		$2,811	60.8%

2022
Attritional	$2,519	59.9%		$(2)	-0.1%		2,517	59.9%
Catastrophes	190	4.5%		—	—%		190	4.5%
Total Segment	$2,709	64.4%		$(2)	-0.1%		$2,707	64.4%

Variance 2023/2022
Attritional	$152	(2.1)	pts	$2	0.1	pts	$154	(2.2)	pts
Catastrophes	$(50)	(1.5)	pts	—	—	pts	(50)	(1.5)	pts
Total Segment	$102	(3.6)	pts	$2	0.1	pts	$105	(3.6)	pts

Incurred losses increased by 1.3% to $1.4 billion for the three months ended June 30, 2023, compared to $1.4 billion for the three months ended June 30, 2022. The increase was primarily due to an increase of $70 million in current year attritional losses, partially offset by a decrease of $53 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $27 million for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($20 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million), the 2023 2nd quarter U.S. storms ($10 million) and the 2023 New Zealand storms ($5 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian. The $80 million of current year catastrophe losses for the three months ended June 30, 2022 related primarily to the 2022 South Africa flood ($45 million), the 2022 Canada derecho ($18 million), the 2022 Western Europe Convective storm ($10 million) and the 2022 2nd quarter U.S. storms ($7 million).

Incurred losses increased by 3.9% to $2.8 billion for the six months ended June 30, 2023, compared to $2.7 billion for the six months ended June 30, 2022. The increase was primarily due to an increase of $152 million in current year attritional losses, partially offset by a decrease of $50 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $140 million for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($43 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million) and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian. The $190 million of current year catastrophe losses for the six months ended June 30, 2022 related primarily to the 2022 Australia floods ($76 million), the 2022 South Africa flood ($45 million), the 2022 European storms ($30 million), the 2022 Canada derecho ($18 million), the 2022 Western Europe Convective storm ($10 million), the 2022 2nd quarter U.S. storms ($7 million) and the 2022 March U.S. storms ($4 million).
Segment Expenses. Commission and brokerage expense increased by 9.8% to $583 million for the three months ended June 30, 2023, compared to $531 million for the three months ended June 30, 2022. Commission and brokerage expense increased by 9.4% to $1.1 billion for the six months ended June 30, 2023, compared to $1.0 billion for the six months ended June 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $62 million for the three months ended June 30, 2023 from $52 million for the three months ended June 30, 2022. Segment other underwriting expenses increased to $125 million for the six months ended June 30, 2023 from $103 million for the six months ended June 30, 2022. The increases were mainly due to the increase in written premium attributable to the planned expansion of the business.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$1,414	$1,246	$168	13.5%	$2,520	$2,247	$274	12.2%
Net written premiums	1,035	899	135	15.0%	1,910	1,630	280	17.2%

Premiums earned	$869	$777	$93	11.9%	$1,728	$1,502	$226	15.0%
Incurred losses and LAE	560	494	66	13.3%	1,115	959	156	16.3%
Commission and brokerage	103	99	3	3.1%	204	190	13	6.9%
Other underwriting expenses	143	117	26	21.9%	280	228	51	22.5%
Underwriting gain (loss)	$64	$66	$(2)	(3.0)%	$129	$124	$5	4.1%

				Point Chg				Point Chg
Loss ratio	64.4%	63.6%		0.8	64.6%	63.9%		0.7
Commission and brokerage ratio	11.8%	12.8%		(1.0)	11.8%	12.7%		(0.9)
Other underwriting expense ratio	16.5%	15.1%		1.4	16.2%	15.2%		1.0
Combined ratio	92.7%	91.5%		1.2	92.5%	91.7%		0.8
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 13.5% to $1.4 billion for the three months ended June 30, 2023 compared to $1.2 billion for the three months ended June 30, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business, specialty casualty business and other specialty lines of business. Net written premiums increased by 15.0% to $1.0 billion for the three months ended June 30, 2023, compared to $899 million for the three months ended June 30, 2022. The higher percentage change in net written premiums compared to gross written premiums is due to higher net retention resulting from changes in the mix of business. Premiums earned increased by 11.9% to $869 million for the three months ended June 30, 2023, compared to $777 million for the three months ended June 30, 2022.
Gross written premiums increased by 12.2% to $2.5 billion for the six months ended June 30, 2023, compared to $2.2 billion for the six months ended June 30, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business, specialty casualty business and other specialty lines of business. Net written premiums increased by 17.2% to $1.9 billion for the six months ended June 30, 2023, compared to $1.6 billion for the six months ended June 30, 2022. The higher percentage increase in net written premiums compared to gross written premiums was mainly due to higher net retention resulting from changes in the mix of business. Premiums earned increased by 15.0% to $1.7 billion for the six months ended June 30, 2023, compared to $1.5 billion for the six months ended June 30, 2022. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$560	64.4%		$—	—%		560	64.4%
Catastrophes	—	—%		—	—%		—	—%
Total Segment	$560	64.4%		$—	—%		$560	64.4%

2022
Attritional	$489	63.0%		$—	—%		489	63.0%
Catastrophes	5	0.6%		—	—%		5	0.6%
Total Segment	$494	63.6%		$—	—%		$494	63.6%

Variance 2023/2022
Attritional	$71	1.4	pts	$—	—	pts	$71	1.4	pts
Catastrophes	(5)	(0.6)	pts	—	—	pts	(5)	(0.6)	pts
Total Segment	$66	0.8	pts	$—	—	pts	$66	0.8	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,113	64.4%		$—	—%		1,113	64.4%
Catastrophes	2	0.1%		—	—%		2	0.1%
Total Segment	$1,115	64.6%		$—	—%		$1,115	64.6%

2022
Attritional	$949	63.1%		$1	—%		949	63.1%
Catastrophes	10	0.7%		—	—%		10	0.7%
Total Segment	$959	63.8%		$1	—%		$959	63.9%

Variance 2023/2022
Attritional	$165	1.3	pts	$(1)	—	pts	164	1.3	pts
Catastrophes	(8)	(0.6)	pts	—	—	pts	(8)	(0.6)	pts
Total Segment	$157	0.7	pts	$(1)	—	pts	$156	0.7	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 13.3% to $560 million for the three months ended June 30, 2023, compared to $494 million for the three months ended June 30, 2022. The increase was mainly due to an increase of $71 million in current year attritional losses. The increase in current year attritional losses was primarily due to a change in mix of business and to a one-time premium adjustment, which reduced net premiums written and net premiums earned by approximately $6 million. There were no current year catastrophe losses for the three months ended June 30, 2023. The $5 million of current year catastrophe losses for the three months ended June 30, 2022 related to the 2022 2nd quarter U.S. storms.

Incurred losses and LAE increased by 16.3% to $1.1 billion for the six months ended June 30, 2023, compared to $959 million for the six months ended June 30, 2022. The increase was mainly due to an increase of $165 million in current year attritional losses, partially offset by a decrease in current year catastrophe losses of $8 million. The increase in current year attritional losses was primarily due to a change in mix of business and to a one-time premium adjustment, which reduced net premiums written and net premiums earned by approximately $6 million. The current year catastrophe losses of $2 million for the six months ended June 30, 2023 related to the 2023 New Zealand storms. The $10 million of current year catastrophe losses for the six months ended June 30, 2022 related to the 2022 March U.S. storms ($5 million) and the 2022 2nd quarter U.S. storms ($5 million).
Segment Expenses. Commission and brokerage expenses increased by 3.1% to $103 million for the three months ended June 30, 2023 compared to $99 million for the three months ended June 30, 2022. Commission and brokerage expenses increased by 6.9% to $204 million for the six months ended June 30, 2023, compared to $190 million for the six months ended June 30, 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
Segment other underwriting expenses increased to $143 million for the three months ended June 30, 2023, compared to $117 million for the three months ended June 30, 2022. Segment other underwriting expenses increased to $280 million for the six months ended June 30, 2023, compared to $228 million for the six months ended June 30, 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $31.5 billion at June 30, 2023, an increase of $3.0 billion compared to $28.5 billion at December 31, 2022. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $2.1 billion of fixed maturities - available for sale during the first half of 2023.
The Company’s limited partnership investments are comprised of limited partnerships that invest in private equity, private credit and private real estate. Generally, the limited partnerships are reported on a month or quarter lag. We receive annual audited financial statements for all the limited partnerships, which are prepared using fair value accounting in accordance with FASB guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At June 30, 2023	At December 31, 2022
Fixed income portfolio duration (years)	2.9	3.1
Fixed income composite credit quality	A+	A+
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.4 billion and $2.2 billion at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, $470 million, or 19.8%, was receivable from Mt. Logan Re collateralized segregated accounts; $256 million, or 10.8%, was receivable from Munich Reinsurance America, Inc. and $166 million, or 7.0% was receivable from Endurance Specialty Holdings, Ltd. No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $23.4 billion and $22.1 billion at June 30, 2023 and December 31, 2022, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,251	$10,550	$16,801	71.8%
Insurance	1,923	4,417	6,340	27.1%
Total excluding A&E	8,174	14,967	23,141	98.9%
A&E	143	121	264	1.1%
Total including A&E	$8,316	$15,088	$23,405	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,045	$9,818	$15,862	71.9%
Insurance	1,863	4,062	5,925	26.9%
Total excluding A&E	7,908	13,880	21,787	98.7%
A&E	138	140	278	1.3%
Total including A&E	$8,046	$14,019	$22,065	100.0%
(Some amounts may not reconcile due to rounding.)
Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our carried loss and LAE reserves represent management’s best estimate of our ultimate liability for unpaid claims. We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, accident years, legal entities, and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management and has the responsibility for recommending and approving management’s best estimate. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of this process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.
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

	At June 30,	At December 31,
(Dollars in millions)	2023	2022
Gross reserves	$264	$278
Ceded reserves	(17)	(21)
Net reserves	$247	$257
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at June 30, 2023, we had net asbestos loss reserves of $223 million, or 90.5%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 7.0 years at June 30, 2023. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at June 30, 2023 and December 31, 2022 was $10.9 billion and $8.4 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Bermuda Re and Everest Re, are regulated by the Bermuda Monetary Authority and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions, including business activity and the payment of dividends to their parent companies.
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2022	2021	2022	2021
Regulatory targeted capital	$2,217	$2,169	$3,353	$2,960
Actual capital	$2,759	$3,184	$5,553	$5,717
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

We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in terms of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2022 Form 10-K filing in PART 1, Item 1. Business, Risk Management of Underwriting and Reinsurance Arrangements. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2022 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 6.9% of our December 31, 2022 shareholders’ equity. During the first half of 2023, our net exposure to catastrophes has changed due to the market conditions and business decisions. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 6.5% of our June 30, 2023 shareholders’ equity.

The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2023.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$169	$726	$1,029	$1,313	$1,576
Southeast U.S., Wind	487	693	886	1,132	1,297
Europe Wind	167	384	611	913	1,058
Texas Wind	141	378	592	825	1,102

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/ Peril
California, Earthquake	$134	$514	$707	$874	$1,039
Southeast U.S., Wind	333	452	546	701	803
Europe Wind	137	296	458	686	781
Texas Wind	104	273	403	525	685
During the first half of 2023, we conducted no repurchases of our shares in the open market. We paid $136 million in dividends to adjust our capital position and enhance long-term expected returns to our shareholders. In 2022, we repurchased 241,273 shares for $61 million in the open market and paid $255 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares or conduct such repurchases under an arrangement that complies with the requirements of Rule 10b-18. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of June 30, 2023, we had repurchased 30.8 million shares under this authorization.
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

On May 19, 2023, the Company completed the public offering of 4,140,000 common shares, which includes full exercise of the underwriters’ option to purchase an additional 540,000 common shares, at a public offering price of $360.00 per share. Total net proceeds from the public offering were $1,445 million, after underwriting discount and expenses. The

Company intends to use the net proceeds from this offering for long-term reinsurance opportunity and continuing build out of the global insurance business.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.2 billion and $1.6 billion for the six months ended June 30, 2023 and 2022, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $458 million and $377 million for the six months ended June 30, 2023 and 2022, respectively, and net tax payments of $73 million and $101 million for the six months ended June 30, 2023 and 2022, respectively.
If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer term maturities are available to supplement other operating cash flows. We do not expect to supplement negative insurance operations cash flows with investment dispositions.
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2023 and December 31, 2022, we held cash and short-term investments of $3.7 billion and $2.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2023, we had $1.6 billion of available for sale fixed maturity securities maturing within one year or less, $7.8 billion maturing within one to five years and $5.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2023, we had $1.8 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.9 billion of pre-tax unrealized depreciation and $63 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. However, given catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, we also have multiple active credit facilities that provide commitments of up to $1.5 billion of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $440 million of uncommitted credit facilities, which would require approval from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date. See Note 7 – Credit Facilities for further details.
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

Interest Rate Risk. Our $33.5 billion investment portfolio at June 30, 2023 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $4.4 billion of mortgage-backed securities in the $25.3 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.7 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At June 30, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$28,428	$27,695	$26,962	$26,229	$25,496
Fair Value Change from Base (%)	5.4%	2.7%	—%	(2.7)%	(5.4)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,280	$640	$—	$(640)	$(1,280)
We had $23.4 billion and $22.1 billion of gross reserves for losses and LAE as of June 30, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $3.8 billion resulting in a discounted reserve balance of approximately $17.4 billion, representing approximately 64.5% of the value of the fixed maturity investment portfolio funds.
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

	Impact of Percentage Change in Equity Fair Values At June 30, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$208	$233	$259	$285	$311
After-tax Change in Fair Value	$(42)	$(21)	$—	$21	$42
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – ITEM 2.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
PART II. OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
No material changes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023	78	$375	—	1,228,908
May 1 - 31, 2023	619	$372.0318	—	1,228,908
June 1 - 30, 2023	205	$341.5675	—	1,228,908
Total	902	$—	—	1,228,908
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

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: August 3, 2023