Form 10-Q
period 2023-09-30
EVEREST GROUP, LTD.
filed 2023-11-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding At October 25, 2023
Common Shares, $0.01 par value	43,390,424

EVEREST GROUP, LTD.

Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
(Dollar and share amounts in millions, except par value per share)	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$25,159	$22,236
(amortized cost: 2023, $27,305; 2022, $24,191, credit allowances: 2023, $(60); 2022, $(54))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2023, $766; 2022, $821, net of credit allowances: 2023, $(8); 2022, $(9))	789	839
Equity securities, at fair value	166	281
Other invested assets	4,353	4,085
Short-term investments	2,403	1,032
Cash	1,765	1,398
Total investments and cash	34,635	29,872
Accrued investment income	298	217
Premiums receivable (net of credit allowances: 2023, $(36); 2022, $(29))	4,426	3,619
Reinsurance paid loss recoverables (net of credit allowances: 2023, $(25); 2022, $(23))	226	136
Reinsurance unpaid loss recoverables	2,196	2,105
Funds held by reinsureds	1,097	1,056
Deferred acquisition costs	1,156	962
Prepaid reinsurance premiums	756	610
Income tax asset, net	500	459
Other assets (net of credit allowances: 2023, $(8); 2022, $(5))	1,029	930
TOTAL ASSETS	$46,318	$39,966

LIABILITIES:
Reserve for losses and loss adjustment expenses	$23,833	$22,065
Future policy benefit reserve	27	29
Unearned premium reserve	6,295	5,147
Funds held under reinsurance treaties	28	13
Amounts due to reinsurers	795	567
Losses in course of payment	330	74
Senior notes	2,348	2,347
Long-term notes	218	218
Borrowings from FHLB	519	519
Accrued interest on debt and borrowings	41	19
Unsettled securities payable	200	1
Other liabilities	459	526
Total liabilities	35,092	31,526

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2023) 74.2 and (2022) 69.9
outstanding before treasury shares	1	1
Additional paid-in capital	3,762	2,302
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(272) at 2023 and $(250) at 2022	(2,171)	(1,996)
Treasury shares, at cost; 30.8 shares (2023) and 30.8 shares (2022)	(3,908)	(3,908)
Retained earnings	13,542	12,042
Total shareholders' equity	11,226	8,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,318	$39,966
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,513	$3,067	$9,865	$8,775
Net investment income	406	151	1,023	620
Total net gains (losses) on investments	(31)	(129)	(21)	(519)
Other income (expense)	103	(16)	61	(71)
Total revenues	3,991	3,073	10,927	8,805

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,246	2,623	6,173	6,289
Commission, brokerage, taxes and fees	752	641	2,099	1,877
Other underwriting expenses	215	169	620	500
Corporate expenses	19	16	55	45
Interest, fees and bond issue cost amortization expense	34	25	99	74
Total claims and expenses	3,266	3,474	9,045	8,785

INCOME (LOSS) BEFORE TAXES	725	(401)	1,883	20
Income tax expense (benefit)	47	(82)	169	(81)

NET INCOME (LOSS)	$678	$(319)	$1,713	$101

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(257)	(712)	(180)	(2,260)
Reclassification adjustment for realized losses (gains) included in net income (loss)	15	41	21	61
Total URA(D) on securities arising during the period	(242)	(671)	(159)	(2,199)

Foreign currency translation adjustments	(47)	(101)	(17)	(163)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	1	1	2
Total benefit plan net gain (loss) for the period	—	1	1	2
Total other comprehensive income (loss), net of tax	(288)	(771)	(175)	(2,360)

COMPREHENSIVE INCOME (LOSS)	$390	$(1,090)	$1,538	$(2,259)

EARNINGS PER COMMON SHARE:
Basic	$15.63	$(8.22)	$41.49	$2.57
Diluted	15.63	(8.22)	41.49	2.57
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and share amounts in millions, except dividends per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	43.4	39.4	39.2	39.3
Issued (redeemed) during the period, net	—	—	4.2	0.2
Treasury shares acquired	—	(0.2)	—	(0.2)
Balance end of period	43.4	39.2	43.4	39.2

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,753	2,284	2,302	2,274
Public offering of shares	—	—	1,445	—
Share-based compensation plans	9	9	15	19
Balance end of period	3,762	2,293	3,762	2,293

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,883)	(1,577)	(1,996)	12
Net increase (decrease) during the period	(288)	(771)	(175)	(2,360)
Balance end of period	(2,171)	(2,348)	(2,171)	(2,348)

RETAINED EARNINGS:
Balance beginning of period	12,940	11,994	12,042	11,700
Net income (loss)	678	(319)	1,713	101
Dividends declared ($1.75 per share in 3Q 2023 and $5.05 per share YTD in 2023;
$1.65 per share in 3Q 2022 and $4.85 per share YTD in 2022)	(76)	(65)	(212)	(191)
Balance, end of period	13,542	11,610	13,542	11,610

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,849)	(3,908)	(3,847)
Purchase of treasury shares	—	(58)	—	(60)
Balance end of period	(3,908)	(3,907)	(3,908)	(3,907)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$11,226	$7,649	$11,226	$7,649
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,713	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(812)	(405)
Decrease (increase) in funds held by reinsureds, net	(26)	(35)
Decrease (increase) in reinsurance recoverables	(186)	(662)
Decrease (increase) in income taxes	(18)	(249)
Decrease (increase) in prepaid reinsurance premiums	(153)	(194)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,768	3,117
Increase (decrease) in future policy benefit reserve	(2)	(2)
Increase (decrease) in unearned premiums	1,157	435
Increase (decrease) in amounts due to reinsurers	233	242
Increase (decrease) in losses in course of payment	258	(150)
Change in equity adjustments in limited partnerships	(124)	(126)
Distribution of limited partnership income	81	139
Change in other assets and liabilities, net	(375)	(134)
Non-cash compensation expense	37	35
Amortization of bond premium (accrual of bond discount)	(35)	49
Net (gains) losses on investments	21	519
Net cash provided by (used in) operating activities	3,536	2,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,686	2,171
Proceeds from fixed maturities sold - available for sale	468	1,177
Proceeds from fixed maturities matured/called/repaid - held to maturity	81	18
Proceeds from equity securities sold	126	1,030
Distributions from other invested assets	189	244
Cost of fixed maturities acquired - available for sale	(5,311)	(5,958)
Cost of fixed maturities acquired - held to maturity	(23)	(133)
Cost of equity securities acquired	(3)	(960)
Cost of other invested assets acquired	(422)	(455)
Net change in short-term investments	(1,338)	568
Net change in unsettled securities transactions	202	102
Net cash provided by (used in) investing activities	(4,346)	(2,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(22)	(16)
Proceeds from public offering of common shares	1,445	—
Purchase of treasury shares	—	(60)
Dividends paid to shareholders	(212)	(191)
Cost of debt repurchase	—	(6)
Cost of shares withheld on settlements of share-based compensation awards	(22)	(19)
Net cash provided by (used in) financing activities	1,188	(292)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12)	46

Net increase (decrease) in cash	367	238
Cash, beginning of period	1,398	1,441
Cash, end of period	$1,765	$1,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$185	$167
Interest paid	75	51

NON-CASH TRANSACTIONS:
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$—	$722
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2023 and 2022
1.    GENERAL
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and other international markets. As used in this document, “Company” means Group and its subsidiaries.

Effective July 10, 2023, the Company changed Group’s name to Everest Group, Ltd. from Everest Re Group, Ltd. to reflect the evolution, global growth and diversification strategy of the Company.
2.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020, included in the Company’s most recent Form 10-K filing.
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
Application of Recently Issued Accounting Standard Changes.
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2023. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no accounting standards issued in the nine months ended September 30, 2023, that are expected to have a material impact to Group.

Application of Methods and Assumption changes

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium during the three and nine months ended September 30, 2023 periods and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.

3.   INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,198	$—	$4	$(81)	1,121
Obligations of U.S. states and political subdivisions	406	(1)	—	(42)	363
Corporate Securities	7,875	(57)	20	(654)	7,184
Asset-backed Securities	5,326	—	15	(69)	5,272
Mortgage-backed securities
Commercial	1,143	—	—	(124)	1,019
Agency Residential	3,739	—	1	(435)	3,305
Non-agency Residential	218	—	—	(9)	209
Foreign government securities	1,844	—	5	(197)	1,651
Foreign corporate securities	5,557	(3)	12	(531)	5,034
Total fixed maturity securities - available for sale	$27,305	$(60)	$57	$(2,143)	$25,159
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,334	$—	$6	$(82)	$1,257
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	7,044	(45)	31	(561)	6,469
Asset-backed securities	4,229	—	5	(171)	4,063
Mortgage-backed securities
Commercial	1,023	—	—	(105)	919
Agency residential	3,382	—	7	(290)	3,099
Non-agency residential	5	—	—	(1)	4
Foreign government securities	1,586	—	8	(179)	1,415
Foreign corporate securities	5,143	(10)	23	(562)	4,596
Total fixed maturity securities - available for sale	$24,191	$(54)	$81	$(1,982)	$22,236
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$156	$(2)	$1	$(9)	$146
Asset-backed Securities	602	(5)	3	(18)	581
Mortgage-backed securities
Commercial	15	—	—	—	15
Foreign corporate securities	24	(1)	1	—	24
Total fixed maturity securities - held to maturity	$797	(8)	$4	$(27)	$766
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$152	$(2)	$—	$(6)	$144
Asset-backed Securities	661	(6)	2	(15)	642
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$848	$(9)	$3	$(22)	$821
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,692	$1,636	$1,331	$1,314
Due after one year through five years	8,587	7,984	8,131	7,546
Due after five years through ten years	4,734	4,134	4,636	4,057
Due after ten years	1,866	1,601	1,454	1,233
Asset-backed securities	5,326	5,272	4,229	4,063
Mortgage-backed securities
Commercial	1,143	1,019	1,023	919
Agency residential	3,739	3,305	3,382	3,099
Non-agency residential	218	209	5	4
Total fixed maturity securities - available for sale	$27,305	$25,159	$24,191	$22,236
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	64	62	63	61
Due after five years through ten years	44	41	43	41
Due after ten years	68	62	68	65
Asset-backed securities	602	581	661	642
Mortgage-backed securities
Commercial	15	15	7	7
Total fixed maturity securities - held to maturity	$797	$766	$848	$821
(Some amounts may not reconcile due to rounding.)
During the third quarter of 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity – available for sale portfolio to its fixed maturity – held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of September 30, 2023, these securities had an unrealized loss of $44 million, which remained in accumulated other comprehensive income (“AOCI”) on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of September 30, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of September 30, 2023.

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(264)	$(724)	$(180)	$(2,484)
Change in URA(D), pre-tax	(264)	(724)	(180)	$(2,484)
Deferred tax benefit (expense)	22	53	20	$285
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(242)	$(671)	$(159)	$(2,199)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$197	$(11)	$841	$(70)	$1,038	$(81)
Obligations of U.S. states and political subdivisions	108	(3)	206	(39)	314	(42)
Corporate securities	2,030	(142)	4,292	(512)	6,322	(653)
Asset-backed securities	846	(20)	2,245	(48)	3,091	(69)
Mortgage-backed securities
Commercial	152	(4)	865	(120)	1,017	(124)
Agency residential	1,204	(68)	2,090	(368)	3,294	(435)
Non-agency residential	164	(9)	4	—	167	(9)
Foreign government securities	447	(21)	1,109	(176)	1,556	(197)
Foreign corporate securities	1,199	(42)	3,447	(488)	4,646	(531)
Total	$6,346	$(320)	$15,098	$(1,822)	$21,445	$(2,141)
Securities where an allowance for credit loss was recorded	—	(1)	—	(1)	1	(2)
Total fixed maturity securities - available for sale	$6,347	$(320)	$15,099	$(1,823)	$21,445	$(2,143)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$169	$(3)	$1,259	$(45)	$1,428	$(48)
Due in one year through five years	1,634	(51)	5,425	(567)	7,059	(618)
Due in five years through ten years	1,263	(67)	2,662	(533)	3,925	(601)
Due after ten years	914	(98)	549	(139)	1,464	(237)
Asset-backed securities	846	(20)	2,245	(48)	3,091	(69)
Mortgage-backed securities	1,519	(81)	2,959	(488)	4,478	(569)
Total	$6,346	$(320)	$15,098	$(1,822)	$21,445	$(2,141)
Securities where an allowance for credit loss was recorded	—	(1)	—	(1)	1	(2)
Total fixed maturity securities - available for sale	$6,347	$(320)	$15,099	$(1,823)	$21,445	$(2,143)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2023 were $21.4 billion and $2.1 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at September 30, 2023, amounted to less than 4.2% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2023 comprised less than 0.7% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $320 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, foreign government securities and asset-backed securities. Of these unrealized losses, $288 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.8 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities, foreign government securities and commercial mortgage-backed securities. Of these unrealized losses, $1.5 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2023, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2022 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$668	$(31)	$487	$(52)	$1,155	$(82)
Obligations of U.S. states and political subdivisions	235	(23)	27	(9)	261	(32)
Corporate securities	4,143	(326)	1,316	(234)	5,459	(561)
Asset-backed securities	3,204	(142)	456	(29)	3,661	(171)
Mortgage-backed securities
Commercial	806	(90)	101	(15)	907	(105)
Agency residential	1,905	(132)	870	(158)	2,776	(289)
Non-agency residential	4	—	1	—	4	—
Foreign government securities	985	(100)	321	(79)	1,306	(179)
Foreign corporate securities	3,264	(372)	853	(189)	4,117	(561)
Total	$15,213	$(1,217)	$4,432	$(764)	$19,645	$(1,982)
Securities where an allowance for credit loss was recorded	2	—	—	—	2	—
Total fixed maturity securities - available for sale	$15,215	$(1,217)	$4,432	$(764)	$19,647	$(1,982)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2022 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$989	$(19)	$40	$(7)	$1,029	$(26)
Due in one year through five years	4,935	(383)	1,645	(209)	6,580	(592)
Due in five years through ten years	2,698	(360)	911	(230)	3,609	(590)
Due after ten years	672	(91)	408	(116)	1,080	(207)
Asset-backed securities	3,204	(142)	456	(29)	3,661	(171)
Mortgage-backed securities	2,715	(222)	972	(173)	3,687	(395)
Total	$15,213	$(1,217)	$4,432	$(764)	$19,645	$(1,982)
Securities where an allowance for credit loss was recorded	2	—	—	—	2	—
Total fixed maturity securities - available for sale	$15,215	$(1,217)	$4,432	$(764)	$19,647	$(1,982)
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$299	$186	$822	$503
Equity securities	1	6	3	15
Short-term investments and cash	41	5	92	12
Other invested assets
Limited partnerships	60	(42)	98	94
Other	15	11	42	37
Gross investment income before adjustments	416	167	1,056	661
Funds held interest income (expense)	5	—	7	4
Future policy benefit reserve income (expense)	—	—	(1)	—
Gross investment income	420	167	1,063	665
Investment expenses	14	15	41	45
Net investment income	$406	$151	$1,023	$620
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
The Company had contractual commitments to invest up to an additional $2.8 billion in limited partnerships and private placement loan securities at September 30, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.

During the fourth quarter of 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at policy cash surrender value of $984 million and $939 million as of September 30, 2023 and December 31, 2022, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of September 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2023 and December 31, 2022 is limited to the total carrying value of $4.4 billion and $4.1 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets.

As of September 30, 2023, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturity securities
Allowance for credit losses	$2	$(5)	$(6)	$(18)
Net realized gains (losses) from dispositions	(19)	(53)	(21)	(66)
Equity securities, fair value
Net realized gains (losses) from dispositions	1	58	8	15
Gains (losses) from fair value adjustments	(16)	(136)	(3)	(462)
Other invested assets	—	6	—	11
Short-term investments gain (loss)	—	1	—	1
Total net gains (losses) on investments	$(31)	$(129)	$(21)	$(519)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Municipals	Foreign Corporate Securities	Total	Corporate Securities	Municipals	Foreign Corporate Securities	Total
Beginning balance	$(56)	$—	$(7)	$(63)	$(45)	$—	$(10)	$(54)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	—	(3)	(17)	—	—	(17)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	$2	$—	$4	$6	$6	$—	$6	$12
Balance, end of period	$(57)	$(1)	$(3)	$(60)	$(57)	$(1)	$(3)	$(60)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(26)	$—	$(17)	$(43)	$(19)	$(8)	$(3)	$(30)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	(7)	—	(16)	(23)
Increases in allowance on previously
impaired securities	(3)	—	—	(3)	(4)	—	(1)	(4)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	8	8	1	8	10	19
Balance, end of period	$(29)	—	$(9)	$(38)	$(29)	$—	$(9)	$(38)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	$(8)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$—	$—	$—	—	$—	$—	$—	$—
Credit losses on securities where credit
losses were not previously recorded	(2)	(6)	(1)	(9)	(2)	(6)	(1)	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	(2)	(6)	$(1)	$(9)	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$300	$405	$468	$1,177
Gross gains from dispositions	4	5	21	33
Gross losses from dispositions	(23)	(58)	(42)	(98)

Proceeds from sales of equity securities	$80	$592	$126	$1,030
Gross gains from dispositions	2	60	8	67
Gross losses from dispositions	—	(2)	—	(53)
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
The Company’s fixed maturity and equity securities are primarily managed by third-party investment asset managers. The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information, and when fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third-party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At September 30, 2023, $1.9 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.
The Company internally manages a portfolio of assets which had a fair value at September 30, 2023 and December 31, 2022 of $5.6 billion and $2.7 billion, respectively, primarily comprised of collateralized loan obligations included in asset-backed securities and U.S. treasury fixed maturities. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third-party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third-party investment asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$1,121	$—	$1,121	$—
Obligations of U.S. States and political subdivisions	363	—	363	—
Corporate securities	7,184	—	6,459	725
Asset-backed securities	5,272	—	4,092	1,180
Mortgage-backed securities
Commercial	1,019	—	1,019	—
Agency residential	3,305	—	3,305	—
Non-agency residential	209	—	209	—
Foreign government securities	1,651	—	1,651	—
Foreign corporate securities	5,034	—	5,019	16
Total fixed maturities - available for sale	25,159	—	23,238	1,921

Equity securities, fair value	166	58	108	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$1,257	$—	$1,257	$—
Obligations of U.S. States and political subdivisions	413	—	413	—
Corporate securities	6,469	—	5,754	715
Asset-backed securities	4,063	—	3,069	994
Mortgage-backed securities
Commercial	919	—	919	—
Agency residential	3,099	—	3,099	—
Non-agency residential	4	—	4	—
Foreign government securities	1,415	—	1,415	—
Foreign corporate securities	4,596	—	4,579	16
Total fixed maturities - available for sale	22,236	—	20,511	1,725

Equity securities, fair value	281	132	150	—
(Some amounts may not reconcile due to rounding.)
In addition, $284 million and $292 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$711	$1,115	$16	$1,842	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	3	—	—	3
Included in other comprehensive income (loss)	—	(3)	—	(3)	(5)	7	—	2
Purchases, issuances and settlements	12	68	—	80	12	179	—	191
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$725	$1,180	$16	$1,921	$725	$1,180	$16	$1,921

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$—	$—	$—	$—	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance of fixed maturities	$863	$1,255	$6	$40	$2,164	$801	$1,251	$—	$16	$2,068
Total gains or (losses) (realized/unrealized)
Included in earnings	(2)	—	—	—	(2)	9	—	—	—	9
Included in other comprehensive income (loss)	(6)	65	—	—	59	(13)	(11)	—	(4)	(28)
Purchases, issuances and settlements	27	159	—	—	186	(43)	387	6	8	358
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	(163)	(587)	(6)	(24)	(779)	(35)	(735)	(6)	(4)	(779)
Ending balance of fixed maturities	$719	$893	$—	$16	$1,628	$719	$893	$—	$16	$1,628

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(3)	$—	$—	$—	$(3)	$(8)	$8	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2023.

The $779 million shown as transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories for the three and nine months ended September 30, 2022 relate mainly to previously designated Level 3 securities that the Company has reclassified from “fixed maturities – available for sale” to “fixed maturities – held to maturity” during the third quarter of 2022. As “fixed maturities – held to maturity" are carried at amortized cost, net of credit allowances rather than at fair value as “fixed maturities – available for sale”, these securities are no longer included within the fair value hierarchy table or in the roll forward of Level 3 securities. The fair values of these securities are determined in a similar manner as the Company’s fixed maturity securities available for sale as described above. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy as of September 30, 2022.

Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities – held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9, respectively. Short-term investments are stated at cost, which approximates fair value.

5.    RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Gross reserves beginning of period	$22,065	$19,009
Less reinsurance recoverables on unpaid losses	(2,105)	(1,946)
Net reserves beginning of period	19,960	17,063

Incurred related to:
Current year	6,175	6,291
Prior years	(2)	(2)
Total incurred losses and LAE	6,173	6,289

Paid related to:
Current year	2,071	1,794
Prior years	2,381	1,841
Total paid losses and LAE	4,452	3,635

Foreign exchange/translation adjustment	(43)	(605)

Net reserves end of period	21,637	19,112
Plus reinsurance recoverables on unpaid losses	2,196	2,110
Gross reserves end of period	$23,833	$21,222
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $6.2 billion and $6.3 billion for the nine months ended September 30, 2023 and 2022, respectively. Gross and net reserves increased for the nine months ended September 30, 2023, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $604 million in 2023 current year attritional losses compared to 2022, offset by a decrease of $723 million in 2023 current year catastrophe losses.
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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$3,219	$1,172	$4,391	$8,622	$3,692	$12,314
Net written premiums	3,008	858	3,866	8,101	2,768	10,870

Premiums earned	$2,612	$901	$3,513	$7,236	$2,629	$9,865
Incurred losses and LAE	1,665	581	2,246	4,477	1,696	6,173
Commission and brokerage	648	104	752	1,791	307	2,099
Other underwriting expenses	65	150	215	190	430	620
Underwriting gain (loss)	$234	$66	$301	$778	$196	$974

Net investment income			406			1,023
Net gains (losses) on investments			(31)			(21)
Corporate expenses			(19)			(55)
Interest, fee and bond issue cost amortization expense			(34)			(99)
Other income (expense)			103			61
Income (loss) before taxes			$725			$1,883
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,551	$1,129	$3,680	$6,938	$3,376	$10,313
Net written premiums	2,460	862	3,323	6,664	2,492	9,156

Premiums earned	$2,245	$822	$3,067	$6,451	$2,324	$8,775
Incurred losses and LAE	1,992	631	2,623	4,699	1,591	6,289
Commission and brokerage	537	104	641	1,582	295	1,877
Other underwriting expenses	54	115	169	156	344	500
Underwriting gain (loss)	$(338)	$(29)	$(367)	$14	$95	$109

Net investment income			151			620
Net gains (losses) on investments			(129)			(519)
Corporate expenses			(16)			(45)
Interest, fee and bond issue cost amortization expense			(25)			(74)
Other income (expense)			(16)			(71)
Income (loss) before taxes			$(401)			$20
(Some amounts may not reconcile due to rounding.)
7.    CREDIT FACILITIES
The Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion as of September 30, 2023. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500	$266	12/29/2023	$500	$463	12/29/2023
		121	12/31/2023		—
		23	6/28/2024		—
		24	12/31/2024		—
	$500	$434		$500	$463
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$209	12/31/2023	$230	$1	1/1/2023
		—	1/21/2024		4	2/28/2023
		4	2/29/2024		1	3/1/2023
		1	3/1/2024		1	8/15/2023
		3	9/23/2024		3	9/23/2023
		1	12/1/2024		212	12/31/2023
		6	12/31/2024		—
		1	8/15/2025		—
Bermuda Re Citibank LOC Facility - Uncommitted	140	105	12/31/2023	140	87	12/31/2023
		7	9/30/2027		18	12/30/2026
Total Citibank Bilateral Agreement	$370	$338		$370	$329
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility	$200	$179	12/31/2023	$200	$184	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility

Effective December 30, 2022, Bermuda Re entered into a new additional letter of credit issuance facility with Bayerische Landesbank, New York Branch, referred to as the “Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured LOC Agreement - Committed	$150	$150	12/31/2023	$150	$150	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Letter of Credit Facility
Effective August 18, 2023, Bermuda Re entered into a new letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, an agreement referred to as the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”, which superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective October 8, 2021. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank LOC Facility-Committed	$250	$158	12/31/2023	$50	$50	12/31/2023
		48	12/31/2024
Bermuda Re Lloyd's Bank LOC Facility-Uncommitted	—	—		200	136	12/31/2023
Total Bermuda Re Lloyd's Bank LOC Facility	$250	$206		$250	$186
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$179	12/31/2023	$200	$179	12/31/2023
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank ABP, NY Unsecured LOC Facility - Committed	$200	$200	12/31/2023	$200	$50	12/31/2023
Nordea Bank ABP, NY Unsecured LOC Facility - Uncommitted	100	100	12/31/2023	100	100	12/31/2023
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$150
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2023, Everest Re had admitted assets of approximately $25 billion which provides borrowing capacity in excess of $2.5 billion. As of September 30, 2023, Everest Re has $519 million of borrowings outstanding, all of which expire in 2023. Everest Re incurred interest expense of $7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Everest Re incurred interest expense of $21 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.
8.    SENIOR NOTES
The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$331	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	642	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	595	969	627
			$2,400	$2,348	$1,567	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2023	2022
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$197	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2023 to November 14, 2023 is 8.01%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month CME Term SOFR plus a spread.

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
Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Interest expense incurred	$4	$3	$12	$6
10.    COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS
Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At September 30, 2023, the total amount on deposit in trust accounts was $2.5 billion, which included $253 million of restricted cash. At September 30, 2022, the total amount on deposit in trust accounts was $2.2 billion, which included $431 million of restricted cash.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2023	2022	2023	2022
(Dollars in millions)
Ceded written premiums	$89	$68	$187	$150
Ceded earned premiums	74	57	172	149
Ceded losses and LAE	26	99	79	161

Assumed written premiums	2	2	3	3
Assumed earned premiums	2	2	3	3
Assumed losses and LAE	—	—	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of September 30, 2023			$1,800
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $48.4 billion issued in October 2023 exceeds the attachment point. As of September 30, 2023, the recovery under the CAT Bond, included in the Company’s financial results, is currently estimated to be $20 million, subject to further revision of the industry loss estimate.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. The proceeds from the issuance of the catastrophe bonds are held in reinsurance trusts throughout the duration of the applicable reinsurance agreements and invested solely in U.S. government money market funds with a rating of at least “AAAm” by Standard & Poor’s. The catastrophe bonds’ issue dates, maturity dates and amounts correspond to the reinsurance agreements listed above.
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

12.    OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(281)	$24	$(257)	$(206)	$26	$(180)
Reclassification of net realized losses (gains) included
in net income (loss)	17	(2)	15	26	(6)	21
Foreign currency translation adjustments	(50)	3	(47)	(19)	2	(17)
Reclassification of benefit plan liability amortization included
in net income (loss)	1	—	—	2	—	1
Total other comprehensive income (loss)	$(313)	$25	$(288)	$(197)	$22	$(175)
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(776)	$64	$(712)	$(2,557)	$297	$(2,260)
Reclassification of net realized losses (gains) included
in net income (loss)	51	(10)	41	73	(12)	61
Foreign currency translation adjustments	(109)	8	(101)	(174)	11	(163)
Reclassification of benefit plan liability amortization included
in net income (loss)	2	(1)	1	3	(1)	2
Total other comprehensive income (loss)	$(832)	$61	$(771)	$(2,655)	$295	$(2,360)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022	2023	2022
(Dollars in millions)
URA(D) on securities	$17	$51	$26	$73	Other net realized capital gains (losses)
	(2)	(10)	(6)	(12)	Income tax expense (benefit)
	$15	$41	$21	$61	Net income (loss)

Benefit plan net gain (loss)	$1	$2	$2	$3	Other underwriting expenses
	—	(1)	—	(1)	Income tax expense (benefit)
	$—	$1	$1	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance of URA(D) on securities	$(1,627)	$(1,288)	$(1,709)	$239
Current period change in URA(D) of investments - non-credit related	(242)	(671)	(159)	(2,199)
Ending balance of URA(D) on securities	(1,868)	(1,959)	(1,868)	(1,959)

Beginning balance of foreign currency translation adjustments	(224)	(240)	(254)	(177)
Current period change in foreign currency translation adjustments	(47)	(101)	(17)	(163)
Ending balance of foreign currency translation adjustments	(271)	(341)	(271)	(341)

Beginning balance of benefit plan net gain (loss)	(32)	(49)	(33)	(50)
Current period change in benefit plan net gain (loss)	—	1	1	2
Ending balance of benefit plan net gain (loss)	(32)	(48)	(32)	(48)

Ending balance of accumulated other comprehensive income (loss)	$(2,171)	$(2,348)	$(2,171)	$(2,348)
(Some amounts may not reconcile due to rounding.)
13.    SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2023, a total of 4,580 restricted stock awards were granted on September 8, 2023, with a fair value of $369.15 per share. For the three months ended September 30, 2022, a total of 4,070 restricted stock awards were granted on September 8, 2022 with a fair value of $283.72 per share.
For the nine months ended September 30, 2023, a total of 179,676 restricted stock awards were granted: 174,171, 925 and 4,580 restricted share awards were granted on February 23, 2023, May 18, 2023 and September 8, 2023 with a fair value of $382.39 per share, $372.91 per share and $369.15 per share, respectively. Also, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.39 per share.
For the nine months ended September 30, 2022, a total of 203,208 restricted stock awards were granted: 187,760, 9,048, 2,330 and 4,070 restricted share awards were granted on February 23, 2022, February 24, 2022, May 10, 2022 and September 8, 2022, with a fair value of $301.54 per share, $287.94 per share, $280.98 per share and $283.72 per share, respectively. Additionally, 18,340 performance share unit awards were granted on February 23, 2022, with a fair value of $301.54 per unit.
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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share:
Numerator
Net income (loss)	$678	$(319)	$1,713	$101
Less: dividends declared - common shares and unvested common shares	(76)	(65)	(212)	(191)
Undistributed earnings	602	(384)	1,501	(90)
Percentage allocated to common shareholders (1)	98.9%	100.0%	98.8%	98.7%
	595	(384)	1,483	(88)
Add: dividends declared - common shareholders	75	65	210	188
Numerator for basic and diluted earnings per common share	$671	$(319)	$1,693	$100

Denominator
Denominator for basic earnings per weighted-average common shares	42.9	38.8	40.8	38.8
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.9	38.8	40.8	38.8

Per common share net income (loss)
Basic	$15.63	$(8.22)	$41.49	$2.57
Diluted	$15.63	$(8.22)	$41.49	$2.57

(1) Basic weighted - average common shares outstanding	42.9	38.8	40.8	38.8
Basic weighted - average common shares outstanding and unvested common shares expected to vest	43.4	38.8	41.3	39.4
Percentage allocated to common shareholders	98.9%	100.0%	98.8%	98.7%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of September 30, 2023. Options granted under share-based compensation plans have all expired as of September 19, 2022.
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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations. As the IRS issues additional guidance, we will evaluate any impact to our consolidated financial statements.

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

The recent emergence of the Middle East war and the ongoing war in the Ukraine are evolving events. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding these wars and associated sanctions have impacted economic and investment markets both within Russia, Ukraine, the Middle East region, and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022		2023	2022
Gross written premiums	$4,391	$3,680	19.3%	$12,314	$10,313	19.4%
Net written premiums	3,866	3,323	16.4%	10,870	9,156	18.7%

REVENUES:
Premiums earned	$3,513	$3,067	14.6%	$9,865	$8,775	12.4%
Net investment income	406	151	NM	1,023	620	64.9%
Net gains (losses) on investments	(31)	(129)	-75.9%	(21)	(519)	-95.9%
Other income (expense)	103	(16)	NM	61	(71)	NM
Total revenues	3,991	3,073	29.9%	10,927	8,805	24.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,246	2,623	-14.4%	6,173	6,289	-1.9%
Commission, brokerage, taxes and fees	752	641	17.2%	2,099	1,877	11.8%
Other underwriting expenses	215	169	27.2%	620	500	24.0%
Corporate expenses	19	16	22.5%	55	45	22.9%
Interest, fees and bond issue cost amortization expense	34	25	34.4%	99	74	33.8%
Total claims and expenses	3,266	3,474	-6.0%	9,045	8,785	3.0%

INCOME (LOSS) BEFORE TAXES	725	(401)	NM	1,883	20	NM
Income tax expense (benefit)	47	(82)	NM	169	(81)	NM
NET INCOME (LOSS)	$678	$(319)	NM	$1,713	$101	NM

RATIOS:			Point Change			Point Change
Loss ratio	63.9%	85.5%	(21.6)	62.6%	71.7%	(9.1)
Commission and brokerage ratio	21.4%	20.9%	0.5	21.3%	21.4%	(0.1)
Other underwriting expense ratio	6.1%	5.5%	0.6	6.3%	5.7%	0.6
Combined ratio	91.4%	112.0%	(20.5)	90.1%	98.8%	(8.6)

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2023	2022
Balance sheet data:
Total investments and cash	$34,635	$29,872	15.9%
Total assets	46,318	39,966	15.9%
Loss and loss adjustment expense reserves	23,833	22,065	8.0%
Total debt	3,085	3,084	—%
Total liabilities	35,092	31,526	11.3%
Shareholders' equity	11,226	8,441	33.0%
Book value per share	258.71	215.54	20.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 19.3% to $4.4 billion for the three months ended September 30, 2023, compared to $3.7 billion for the three months ended September 30, 2022, reflecting a $668 million, or 26.2%, increase in our reinsurance business and a $43 million, or 3.8%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases across all lines of business, particularly property pro rata business, casualty pro rata business and casualty excess of loss business. The increase in insurance premiums was due to a mix of growth in property and specialty lines, partially offset by lower written premiums in monoline workers' compensation and financial lines. Gross written premiums increased by 19.4% to $12.3 billion for the nine months ended September 30, 2023, compared to $10.3 billion for the nine months ended September 30, 2022, reflecting a $1.7 billion, or 24.3%, increase in our reinsurance business and a $316 million, or 9.4%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases across all line of business, particularly property pro rata business and casualty pro rata business. The increase in insurance premiums was due to property/short tail business, other specialty business and specialty casualty business.
Net written premiums increased by 16.4% to $3.9 billion for the three months ended September 30, 2023, compared to $3.3 billion for the three months ended September 30, 2022. Net written premiums increased by 18.7% to $10.9 billion for the nine months ended September 30, 2023, compared to $9.2 billion for the nine months ended September 30, 2022. These increases were consistent with the percentage changes in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 14.6% to $3.5 billion for the three months ended September 30, 2023, compared to $3.1 billion for the three months ended September 30, 2022. Premiums earned increased by 12.4% to $9.9 billion for the nine months ended September 30, 2023, compared to $8.8 billion for the nine months ended September 30, 2022.
Other Income (Expense). We recorded other income of $103 million and other expense of $16 million for the three months ended September 30, 2023 and 2022, respectively. We recorded other income of $61 million and other expense of $71 million for the nine months ended September 30, 2023 and 2022, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $100 million and foreign currency expense of $9 million for the three months ended September 30, 2023 and 2022, respectively. We recognized foreign currency exchange income of $51 million and foreign currency expense of $70 million for the nine months ended September 30, 2023 and 2022, respectively.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$2,071	58.9%		$—	—%		$2,071	58.9%
Catastrophes	175	5.0%		—	—%		175	5.0%
Total	$2,246	63.9%		$—	—%		$2,246	63.9%

2022
Attritional	$1,783	58.1%		$—	—%		$1,783	58.1%
Catastrophes	840	27.4%		—	—%		840	27.4%
Total	$2,623	85.5%		$—	—%		$2,623	85.5%

Variance 2023/2022
Attritional	$288	0.8	pts	$—	—	pts	$288	0.8	pts
Catastrophes	(665)	(22.4)	pts	—	—	pts	(665)	(22.4)	pts
Total	$(377)	(21.6)	pts	$—	—	pts	$(377)	(21.6)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$5,855	59.4%		$—	—%		$5,855	59.4%
Catastrophes	317	3.2%		—	—%		317	3.2%
Total	$6,173	62.6%		$—	—%		$6,173	62.6%

2022
Attritional	$5,251	59.8%		$(2)	—%		$5,249	59.8%
Catastrophes	1,040	11.9%		—	—%		1,040	11.9%
Total	$6,291	71.7%		$(2)	—%		$6,289	71.7%

Variance 2023/2022
Attritional	$604	(0.5)	pts	$2	—	pts	606	(0.5)	pts
Catastrophes	(723)	(8.6)	pts	—	—	pts	(723)	(8.6)	pts
Total	$(118)	(9.1)	pts	$2	—	pts	$(117)	(9.1)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 14.4% to $2.2 billion for the three months ended September 30, 2023, compared to $2.6 billion for the three months ended September 30, 2022, primarily due to a decrease of $665 million in current year catastrophe losses, partially offset by an increase of $288 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $175 million for the three months ended September 30, 2023 related primarily to Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($35 million), the 2023 Italy convective storm ($28 million), the 2023 3rd quarter U.S. storms ($20 million) and the 2023 Hans windstorm ($10 million). The $840 million of current year catastrophe losses for the three months ended September 30, 2022 related primarily to Hurricane Ian ($700 million), the 2022 Western Europe hailstorms ($75 million), Hurricane Fiona ($25 million), Typhoon Nanmadol ($20 million) and the 2022 Western Europe convective storm ($20 million).
Incurred losses and LAE decreased by 1.9% to $6.2 billion for the nine months ended September 30, 2023, compared to $6.3 billion for the nine months ended September 30, 2022, primarily due to a decrease of $723 million in current year catastrophe losses, partially offset by an increase of $604 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $317 million for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($46 million), Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($35 million), the 2023 Italy convective storm ($28 million), the 2023 3rd quarter U.S. storms ($20 million), Typhoon Mawar ($11 million) and the 2023 Hans windstorm ($10 million). The $1.0 billion of current year catastrophe losses for the nine months ended September 30, 2022 related primarily to Hurricane Ian ($700 million), the 2022 Australia floods ($85 million), the 2022 Western Europe hailstorms ($75 million), the 2022 South Africa flood ($45 million), the 2022 Western Europe convective storm ($30 million), Hurricane Fiona ($25 million), the 2022 European storms ($21 million), Typhoon Nanmadol ($20 million), the 2022 Canada derecho ($18 million), the 2022 2nd quarter U.S. storms ($12 million), and the 2022 March U.S. storms ($8 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.0 percentage points to the combined ratio for the three months ended September 30, 2023, compared with 27.4 percentage points in the same period of 2022, and 3.2 percentage points to the combined ratio for the nine months ended September 30, 2023, compared with 11.9 percentage points in the corresponding period of 2022. The Company has up to $350 million of a CAT Bond that attaches at a $48.1 billion PCS Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $48.4 billion exceeds the attachment point. The current recoverables under the CAT Bond, included in the Company’s financial results, are estimated to be $20 million, subject to further revision of the industry loss estimate. In addition to the recoverables under the CAT Bond, the Company has additional reinsurance agreements in place resulting in a total of $50 million current reinsurance recoverables related to Hurricane Ian.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 17.2% to $752 million for the three months ended September 30, 2023, compared to $641 million for the three months ended September 30, 2022. Commission, brokerage, taxes and fees increased by 11.8% to $2.1 billion for the nine months ended September 30, 2023, compared to $1.9 billion for the nine months ended September 30, 2022. The increases were primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $215 million and $169 million for the three months ended September 30, 2023 and 2022, respectively. Other underwriting expenses were $620 million and $500 million for the nine months ended September 30, 2023 and 2022, respectively. The increases in other underwriting expenses were mainly due to the impact of the increases in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $19 million and $16 million for the three months ended September 30, 2023 and 2022, respectively, and $55 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in Corporate expenses for both the three and nine month periods are primarily due to employee compensation-related expenses.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $34 million and $25 million for the three months ended September 30, 2023 and 2022, respectively. Interest, fees and other bond amortization expense was $99 million and $74 million for the nine months ended September 30, 2023 and 2022, respectively. The increases were mainly due to higher interest costs on the FHLBNY borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term Subordinated Notes Issued 2007, which is reset quarterly per the note agreement. The floating rate was 8.01% as of September 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $47 million and income tax benefit of $82 million for the three months ended September 30, 2023 and 2022, respectively. We had income tax expense of $169 million and income tax benefit of $81 million for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations. As the IRS issues additional guidance, we will evaluate any impact to our consolidated financial statements.
Net Income (Loss).
Our net income was $678 million and our net loss was $319 million for the three months ended September 30, 2023 and 2022, respectively. Our net income was $1.7 billion and $101 million for the nine months ended September 30, 2023 and 2022, respectively. These changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 20.5 points to 91.4% for the three months ended September 30, 2023, compared to 112.0% for the three months ended September 30, 2022 and decreased by 8.6 points to 90.1% for the nine months ended September 30, 2023, compared to 98.8% for the nine months ended September 30, 2022. The loss ratio component decreased by 21.6 points for the three months ended September 30, 2023 over the corresponding period last year primarily due to a decline of $665 million in current year catastrophe losses. The loss ratio component decreased by 9.1 points for the nine months ended September 30, 2022 over the corresponding period last year primarily due to a decline of $723 million in current year catastrophe losses and no losses from the war in the Ukraine. The commission and brokerage ratio components increased to 21.4% for the three months ended September 30, 2023 compared to 20.9% for the three months ended September 30, 2022 and decreased slightly to 21.3% for the nine months ended September 30, 2023 compared to 21.4% for the nine months ended September 30, 2022. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios increased to 6.1% for the three months ended September 30, 2023 compared to 5.5% for the three months ended September 30, 2022 and increased to 6.3% for the nine months ended September 30, 2023 compared to 5.7% for the nine months ended September 30, 2022. These increases were mainly due to insurance operations costs associated with the continued build out of the insurance platform.

Shareholders’ Equity.
Shareholders’ equity increased by $2.8 billion to $11.2 billion at September 30, 2023 from $8.4 billion at December 31, 2022, principally as a result of $1.4 billion from a public offering of shares and $1.7 billion of net income, partially offset by $212 million of shareholder dividends, $(159) million of unrealized depreciation on available for sale fixed maturity portfolio net of tax and $(17) million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased to $406 million for the three months ended September 30, 2023, compared with net investment income of $151 million for the three months ended September 30, 2022. The increase for the three months ended September 30, 2023 was primarily the result of an increase of $113 million of income from fixed maturity investments and an increase of $36 million from short-term investments due to the rising interest rate environment as well as an increase of $102 million in limited partnership income. Net investment income increased by 64.9% to $1.0 billion for the nine months ended September 30, 2023, compared with investment income of $620 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily the result of an increase of $319 million in income from fixed maturity investments and an increase of $80 million in income from short-term investments due to the rising interest rate environment, as well as an increase of $4 million in limited partnership income. Accordingly, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$299	$186	$822	$503
Equity securities	1	6	3	15
Short-term investments and cash	41	5	92	12
Other invested assets
Limited partnerships	60	(42)	98	94
Other	15	11	42	37
Gross investment income before adjustments	416	167	1,056	661
Funds held interest income (expense)	5	—	7	4
Future policy benefit reserve income (expense)	—	—	(1)	—
Gross investment income	420	167	1,063	665
Investment expenses	14	15	41	45
Net investment income	$406	$151	$1,023	$620
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.5%	2.0%	4.0%	2.8%
Annualized after-tax yield on average cash and invested assets	3.9%	1.7%	3.5%	2.4%
Annualized return on invested assets	4.2%	0.3%	3.9%	0.5%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	2023	2022	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$4	$5	$(1)	$21	$33	(12)
Losses	(23)	(58)	35	(42)	(98)	56
Total	(19)	(53)	34	(21)	(66)	45

Equity securities
Gains	2	60	(58)	8	67	(59)
Losses	—	(2)	2	—	(53)	52
Total	1	58	(56)	8	15	(7)

Other Invested Assets
Gains	—	7	(7)	—	15	(15)
Losses	—	(1)	1	—	(4)	4
Total	—	6	(6)	—	11	(11)

Short-Term Investments
Gains	—	1	(1)	1	1	—
Losses	—	—	—	—	—	—
Total	—	1	(1)	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	6	73	(67)	30	116	(86)
Losses	(24)	(62)	38	(42)	(155)	113
Total	(18)	12	(29)	(12)	(40)	27

Allowance for credit losses	2	(5)	7	(6)	(18)	12

Gains (losses) from fair value adjustments
Equity securities	(16)	(136)	120	(3)	(462)	458
Total	(16)	(136)	120	(3)	(462)	458

Total net gains (losses) on investments	$(31)	$(129)	$98	$(21)	$(519)	$498
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended September 30, 2023 primarily related to net losses from fair value adjustments on equity securities in the amount of $16 million as a result of equity market deterioration and $18 million of net losses due to the disposition of investments, partially offset by $2 million of reduction in allowances for credit losses during the quarter.

Net gains (losses) on investments during the nine months ended September 30, 2023 primarily related to net losses from fair value adjustments on equity securities in the amount of $3 million as a result of equity market deterioration, $12 million of net losses due to the disposition of investments and an increase to the allowance for credit losses of $6 million.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$3,219	$2,551	$668	26.2%	$8,622	$6,938	$1,685	24.3%
Net written premiums	3,008	2,460	548	22.3%	8,101	6,664	1,437	21.6%

Premiums earned	$2,612	$2,245	$367	16.4%	$7,236	$6,451	$785	12.2%
Incurred losses and LAE	1,665	1,992	(327)	(16.4)%	4,477	4,699	(222)	(4.7)%
Commission and brokerage	648	537	111	20.6%	1,791	1,582	209	13.2%
Other underwriting expenses	65	54	11	21.0%	190	156	34	21.6%
Underwriting gain (loss)	$234	$(338)	$572	(169.3)%	$778	$14	$765	NM

				Point Chg				Point Chg
Loss ratio	63.7%	88.7%		(25.0)	61.9%	72.8%		(10.9)
Commission and brokerage ratio	24.8%	23.9%		0.9	24.8%	24.5%		0.3
Other underwriting expense ratio	2.5%	2.4%		0.1	2.6%	2.4%		0.2
Combined ratio	91.0%	115.0%		(24.0)	89.2%	99.8%		(10.6)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 26.2% to $3.2 billion for the three months ended September 30, 2023 from $2.6 billion for the three months ended September 30, 2022, due to increases across all lines of business, particularly property pro rata business, casualty pro rata business and casualty excess of loss business. Net written premiums increased by 22.3% to $3.0 billion for the three months ended September 30, 2023, compared to $2.5 billion for the three months ended September 30, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 16.4% to $2.6 billion for the three months ended September 30, 2023, compared to $2.2 billion for the three months ended September 30, 2022.

Gross written premiums increased by 24.3% to $8.6 billion for the nine months ended September 30, 2023 from $6.9 billion for the nine months ended September 30, 2022, due to increases across all lines of business, particularly property pro rata business and casualty pro rata business. Net written premiums increased by 21.6% to $8.1 billion for the nine months ended September 30, 2023 compared to $6.7 billion for the nine months ended September 30, 2022. The increase was consistent with the percentage increase in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 12.2% to $7.2 billion for the nine months ended September 30, 2023, compared to $6.5 billion for the nine months ended September 30, 2022.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,500	57.4%		$—	—%		1,500	57.4%
Catastrophes	165	6.3%		—	—%		165	6.3%
Total Segment	$1,665	63.7%		$—	—%		$1,665	63.7%

2022
Attritional	$1,262	56.2%		$—	—%		1,262	56.2%
Catastrophes	730	32.5%		—	—%		730	32.5%
Total Segment	$1,992	88.7%		$—	—%		$1,992	88.7%

Variance 2023/2022
Attritional	$238	1.2	pts	$—	—	pts	$238	1.2	pts
Catastrophes	(565)	(26.2)	pts	—	—	pts	(565)	(26.2)	pts
Total Segment	$(327)	(25.0)	pts	$—	—	pts	$(327)	(25.0)	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$4,171	57.6%		$—	—%		4,171	57.6%
Catastrophes	305	4.2%		—	—%		305	4.2%
Total Segment	$4,477	61.9%		$—	—%		$4,477	61.9%

2022
Attritional	$3,781	58.6%		$(2)	—%		3,779	58.6%
Catastrophes	920	14.3%		—	—%		920	14.3%
Total Segment	$4,701	72.9%		$(2)	—%		$4,699	72.8%

Variance 2023/2022
Attritional	$390	(1.0)	pts	$2	—	pts	$392	(0.9)	pts
Catastrophes	$(615)	(10.0)	pts	—	—	pts	(615)	(10.0)	pts
Total Segment	$(225)	(11.0)	pts	$2	—	pts	$(222)	(10.9)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 16.4% to $1.7 billion for the three months ended September 30, 2023, compared to $2.0 billion for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $565 million in current year catastrophe losses, partially offset by an increase of $238 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $165 million for the three months ended September 30, 2023 related primarily to Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the Hawaii wildfire ($30 million), the 2023 Italy convective storm ($28 million), the 3rd quarter 2023 U.S. storms ($15 million) and the 2023 Windstorm Hans ($10 million). The $730 million of current year catastrophe losses for the three months ended September 30, 2022 related primarily to Hurricane Ian ($600 million), the Western Europe hailstorms ($70 million), Typhoon Nanmadol ($20 million), Hurricane Fiona ($20 million) and the 2022 Western Europe convective storm ($20 million).
Incurred losses decreased by 4.7% to $4.5 billion for the nine months ended September 30, 2023, compared to $4.7 billion for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $615 million in current year catastrophe losses, partially offset by an increase of $390 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $305 million for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million), the 2023 New Zealand storms ($44 million), Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($30 million), the 2023 Italy convective storm ($28 million), the 2023 3rd quarter U.S. storms ($20 million), Typhoon Mawar ($11 million) and the 2023 Hans windstorm ($10 million). The $920 million of current year catastrophe losses for the nine months ended September 30, 2022 related primarily to Hurricane Ian ($600 million), the 2022 Australia floods ($85 million), the Western Europe hailstorms ($70 million), the 2022 South Africa flood ($45 million), the 2022 Western Europe convective storm ($30 million), the 2022 European storms ($21 million), Typhoon Nanmadol ($20 million), Hurricane Fiona ($20 million), the 2022 Canada derecho ($18 million), the 2022 2nd quarter U.S. storms ($7 million) and the 2022 March U.S. storms ($4 million).
Segment Expenses. Commission and brokerage expense increased by 20.6% to $648 million for the three months ended September 30, 2023, compared to $537 million for the three months ended September 30, 2022. Commission and brokerage expense increased by 13.2% to $1.8 billion for the nine months ended September 30, 2023, compared to $1.6 billion for the nine months ended September 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $65 million for the three months ended September 30, 2023 from $54 million for the three months ended September 30, 2022. Segment other underwriting expenses increased to $190 million for the nine months ended September 30, 2023 from $156 million for the nine months ended September 30, 2022. The increases were mainly due to the increase in written premium attributable to the planned expansion of the business.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$1,172	$1,129	$43	3.8%	$3,692	$3,376	$316	9.4%
Net written premiums	858	862	(4)	(0.4)%	2,768	2,492	276	11.1%

Premiums earned	$901	$822	$79	9.6%	$2,629	$2,324	$305	13.1%
Incurred losses and LAE	581	631	(50)	(8.0)%	1,696	1,591	106	6.6%
Commission and brokerage	104	104	(1)	(0.5)%	307	295	13	4.3%
Other underwriting expenses	150	115	35	30.1%	430	344	86	25.0%
Underwriting gain (loss)	$66	$(29)	$95	NM	$196	$95	$100	NM

				Point Chg				Point Chg
Loss ratio	64.4%	76.8%		(12.4)	64.5%	68.4%		(3.9)
Commission and brokerage ratio	11.5%	12.7%		(1.2)	11.7%	12.7%		(1.0)
Other underwriting expense ratio	16.7%	14.0%		2.7	16.3%	14.8%		1.5
Combined ratio	92.6%	103.5%		(10.9)	92.6%	95.9%		(3.3)
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 3.8% to $1.2 billion for the three months ended September 30, 2023 compared to $1.1 billion for the three months ended September 30, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business and other specialty lines of business, partially offset by lower written premiums in monoline workers' compensation and financial lines. Net written premiums decreased by 0.4% to $0.9 billion for the three months ended September 30, 2023, compared to $862 million for the three months ended September 30, 2022. The lower percentage change in net written premiums compared to gross written premiums is due to lower net retention resulting from changes in the mix of business. Premiums earned increased by 9.6% to $901 million for the three months ended September 30, 2023, compared to $822 million for the three months ended September 30, 2022.
Gross written premiums increased by 9.4% to $3.7 billion for the nine months ended September 30, 2023, compared to $3.4 billion for the nine months ended September 30, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business, other specialty lines of business and specialty casualty business. Net written premiums increased by 11.1% to $2.8 billion for the nine months ended September 30, 2023, compared to $2.5 billion for the nine months ended September 30, 2022. The higher percentage increase in net written premiums compared to gross written premiums was mainly due to higher net retention resulting from changes in the mix of business. Premiums earned increased by 13.1% to $2.6 billion for the nine months ended September 30, 2023, compared to $2.3 billion for the nine months ended September 30, 2022. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$571	63.3%		$—	—%		571	63.3%
Catastrophes	10	1.1%		—	—%		10	1.1%
Total Segment	$581	64.4%		$—	—%		$581	64.4%

2022
Attritional	$521	63.4%		$—	—%		521	63.4%
Catastrophes	110	13.4%		—	—%		110	13.4%
Total Segment	$631	76.8%		$—	—%		$631	76.8%

Variance 2023/2022
Attritional	$50	(0.1)	pts	$—	—	pts	$50	(0.1)	pts
Catastrophes	(100)	(12.3)	pts	—	—	pts	(100)	(12.3)	pts
Total Segment	$(50)	(12.3)	pts	$—	—	pts	$(50)	(12.4)	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,684	64.1%		$—	—%		1,684	64.1%
Catastrophes	12	0.5%		—	—%		12	0.5%
Total Segment	$1,696	64.5%		$—	—%		$1,696	64.5%

2022
Attritional	$1,470	63.2%		$1	—%		1,471	63.3%
Catastrophes	120	5.2%		—	—%		120	5.2%
Total Segment	$1,590	68.4%		$1	—%		$1,591	68.4%

Variance 2023/2022
Attritional	$214	0.8	pts	$(1)	—	pts	214	0.8	pts
Catastrophes	(108)	(4.7)	pts	—	—	pts	(108)	(4.7)	pts
Total Segment	$106	(3.9)	pts	$(1)	—	pts	$106	(3.9)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 8.0% to $581 million for the three months ended September 30, 2023, compared to $631 million for the three months ended September 30, 2022. The decrease was mainly due to a decrease of $100 million in current year catastrophe losses, partially offset by an increase of $50 million in current year attritional losses.

The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business. The $10 million of current year catastrophe losses for the three months ended September 30, 2023 related to the 2023 3rd quarter U.S. storms ($5 million) and the 2023 Hawaii wildfire ($5 million). The $110 million of current year catastrophe losses for the three months ended September 30, 2022 related to Hurricane Ian ($100 million), Hurricane Fiona ($5 million) and the Western Europe hailstorms ($5 million).

Incurred losses and LAE increased by 6.6% to $1.7 billion for the nine months ended September 30, 2023, compared to $1.6 billion for the nine months ended September 30, 2022. The increase was mainly due to an increase of $214 million in current year attritional losses, partially offset by a decrease in current year catastrophe losses of $108 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business and to a one-time premium adjustment, which reduced net premiums written and net premiums earned by approximately $6 million. The current year catastrophe losses of $12 million for the nine months ended September 30, 2023 related to the 2023 3rd quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 New Zealand storms ($2 million). The $120 million of current year catastrophe losses for the nine months ended September 30, 2022 related to Hurricane Ian ($100 million), Hurricane Fiona ($5 million), the Western Europe hailstorms ($5 million), the 2022 March U.S. storms ($5 million) and the 2022 2nd quarter U.S. storms ($5 million).
Segment Expenses. Commission and brokerage expenses remained flat at $104 million for both the three months ended September 30, 2023 and the three months ended September 30, 2022. Commission and brokerage expenses increased by 4.3% to $307 million for the nine months ended September 30, 2023, compared to $295 million for the nine months ended September 30, 2022. The nine month increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
Segment other underwriting expenses increased to $150 million for the three months ended September 30, 2023, compared to $115 million for the three months ended September 30, 2022. Segment other underwriting expenses increased to $430 million for the nine months ended September 30, 2023, compared to $344 million for the nine months ended September 30, 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $32.9 billion at September 30, 2023, an increase of $4.4 billion compared to $28.5 billion at December 31, 2022. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $3.2 billion of fixed maturities - available for sale during the three quarters of 2023.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At September 30, 2023	At December 31, 2022
Fixed income portfolio duration (years)	2.7	3.1
Fixed income composite credit quality	AA-	A+
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.4 billion and $2.2 billion at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, $461 million, or 19.1%, was receivable from Mt. Logan Re collateralized segregated accounts; $251 million, or 10.4%, was receivable from Munich Reinsurance America, Inc. and $171 million, or 7.1% was receivable from Endurance Specialty Holdings, Ltd. No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $23.8 billion and $22.1 billion at September 30, 2023 and December 31, 2022, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,147	$10,961	$17,107	71.8%
Insurance	1,989	4,481	6,470	27.1%
Total excluding A&E	8,136	15,442	23,578	98.9%
A&E	143	112	255	1.1%
Total including A&E	$8,279	$15,554	$23,833	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,045	$9,818	$15,862	71.9%
Insurance	1,863	4,062	5,925	26.9%
Total excluding A&E	7,908	13,880	21,787	98.7%
A&E	138	140	278	1.3%
Total including A&E	$8,046	$14,019	$22,065	100.0%
(Some amounts may not reconcile due to rounding.)
Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our carried loss and LAE reserves represent management’s best estimate of our ultimate liability for unpaid claims. We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, accident years, legal entities, and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management and has the responsibility for recommending and approving management’s best estimate. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of this process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Nevertheless, our reserves are estimates and are subject to variation, which may be significant.
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

	At September 30,	At December 31,
(Dollars in millions)	2023	2022
Gross reserves	$255	$278
Ceded reserves	(15)	(21)
Net reserves	$240	$257
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at September 30, 2023, we had net asbestos loss reserves of $218 million, or 90.7%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 6.8 years at September 30, 2023. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at September 30, 2023 and December 31, 2022 was $11.2 billion and $8.4 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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

During the first three quarters of 2023, we conducted no repurchases of our shares in the open market. We paid $212 million in dividends to adjust our capital position and enhance long-term expected returns to our shareholders. In 2022, we repurchased 241,273 shares for $61 million in the open market and paid $255 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares or conduct such repurchases under an arrangement that complies with the requirements of Rule 10b-18. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of September 30, 2023, we had repurchased 30.8 million shares under this authorization.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $3.5 billion and $2.7 billion for the nine months ended September 30, 2023 and 2022, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $651 million and $534 million for the nine months ended September 30, 2023 and 2022, respectively, and net tax payments of $185 million and $167 million for the nine months ended September 30, 2023 and 2022, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2023 and December 31, 2022, we held cash and short-term investments of $4.2 billion and $2.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2023, we had $1.6 billion of available for sale fixed maturity securities maturing within one year or less, $8.0 billion maturing within one to five years and $5.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2023, we had $2.1 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $2.1 billion of pre-tax unrealized depreciation and $57 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, we also have multiple active credit facilities that provide commitments of up to $1.7 billion of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $240 million of uncommitted credit facilities, which would require approval from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date. See Note 7 – Credit Facilities for further details.

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
Interest Rate Risk. Our $34.6 billion investment portfolio at September 30, 2023 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $4.5 billion of mortgage-backed securities in the $25.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.4 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At September 30, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$29,999	$29,175	$28,350	$27,526	$26,702
Fair Value Change from Base (%)	5.8%	2.9%	—%	(2.9)%	(5.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,431	$715	$—	$(715)	$(1,431)
We had $23.8 billion and $22.1 billion of gross reserves for losses and LAE as of September 30, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.2 billion resulting in a discounted reserve balance of approximately $17.4 billion, representing approximately 61.4% of the value of the fixed maturity investment portfolio funds.
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

	Impact of Percentage Change in Equity Fair Values At September 30, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$133	$150	$166	$183	$199
After-tax Change in Fair Value	$(28)	$(14)	$—	$14	$28
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FASB guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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
ITEM 1A. RISK FACTORS

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" in Item 1A of Part I of our 2022 Form 10-K.

If international tax laws change, our net income may be impacted.

The Organization for Economic Co-operation and Development (“OECD”) and its member countries which includes the U.S., have been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. Recently they agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. These proposals, if implemented, could have an impact on our net income and effective tax rate. Group and/or various Group companies may be subject to additional income taxes, which would reduce our net income.

To date, the Government of Bermuda has issued two Public Consultation Papers (“PCP”) regarding its intent to implement a corporate income tax (“CIT”), consistent with OECD global minimum tax rules. The proposal amongst other items would assess a 15% CIT applicable to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750M or more. The Bermuda Government's current intention, as evidenced in the released PCPs, is to enact the CIT rules in the fourth quarter of 2023 which would be effective beginning in 2025. We have evaluated their proposal and are preparing for its intended effective date, including analyzing the tax accounting implications to be recorded as soon as December 31, 2023. As further guidance is published, we will continue to monitor the impact on the Company and will react accordingly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	69	$349.72	—	1,228,908
August 1 - 31, 2023	—	$—	—	1,228,908
September 1 - 30, 2023	6,934	$377.3661	—	1,228,908
Total	7,003	$—	—	1,228,908
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

(2)Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit Index

Exhibit No.	Description

10.3
Standby Letter of Credit, dated August 18, 2023 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $250.0 million of unsecured letters of credit, filed herewith

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
Dated: November 1, 2023