Form 10-K
period 2023-12-31
EVEREST GROUP, LTD.
filed 2024-02-28
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-15731
EVEREST GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seon Place – 4th Floor 141 Front Street PO Box HM 845 Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
441-295-0006
(Registrant’s telephone number, including area code)
_____________________

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered
Common Shares, $0.01 par value	EG	New York Stock Exchange
_____________________
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
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

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
The aggregate market value as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $14.8 billion.
Securities registered pursuant to Section 12(b) of the Act:

Class	Number of Shares Outstanding At February 1, 2024
Common Shares, $0.01 par value	43,381,573
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2024 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2023.

EVEREST GROUP, LTD

FORM 10-K

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include:
•the effects of catastrophic events on our financial statements;
•our losses from catastrophe exposure could exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses or LAE;
•our failure to accurately assess underwriting risk and establish adequate premium rates;
•decreases in pricing for property and casualty reinsurance and insurance;
•our inability or failure to purchase reinsurance;
•our ability to maintain our financial strength ratings;
•the failure of our insured, intermediaries and reinsurers to satisfy their obligations to us;
•decline in our investment values and investment income due to exposure to financial markets conditions;
•the failure to maintain enough cash to meet near-term financial obligations;
•our ability to pay dividends, interest and principal, which is dependent on our ability to receive dividends, loan payments and other funds from our subsidiaries due to our holding company structure;
•reduced net income and capital levels due to foreign currency exchange losses;
•our sensitivity to unanticipated levels of inflation;
•the effects of measures taken by domestic or foreign governments on our business;
•our ability to retain our key executive officers and to attract or retain the executives and employees necessary to manage our business;
•the effect of cybersecurity risks, including technology breaches or failure, and regulatory and legislative developments related to cybersecurity on our business;
•our dependence on brokers and agents for business developments;
•material variation of analytical models used in decision making from actual results;
•the effects of business continuation risk on our operations;
•the effect on our business of the highly competitive nature of our industry, including the effects of new entrants to, competing products for and consolidation in the (re)insurance industry;
•an anti-takeover effect caused by insurance laws and provisions in the bye-laws of Group (as defined in Part I below);
•the difficulty investors in Group may have in protecting their interests compared to investors in a U.S. corporation;
•our failure to comply with insurance laws and regulations and other regulatory challenges;
•the ability of Bermuda Re (as defined in Part I below)to obtain licenses or admittance in additional jurisdictions to develop its business;
•the ability of Bermuda Re to arrange for security to back its reinsurance impacting its ability to write reinsurance;
•changes in international and U.S. tax laws;
•the effect on Group and/or Bermuda Re should it become subject to taxes in jurisdictions where not currently subject to taxation; and
•the ability of Everest Re, Holdings, and Holdings Ireland (each, as defined in Part I below), Everest Dublin Insurance Holdings Limited (Ireland), Bermuda Re and Everest International Reinsurance, Ltd. to pay dividends.
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

PART I
Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Group” means Everest Group, Ltd.; “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd.; “Holdings Ireland” means Everest Underwriting Group (Ireland) Limited; “Ireland Re” means Everest Reinsurance Company (Ireland), Designated Activity Company or “dac”; “Ireland Insurance” means Everest Insurance (Ireland), dac; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company”, “Everest”, “we”, “us”, and “our” means Everest Group, Ltd. and its consolidated subsidiaries.
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.
ITEM 1.    BUSINESS
The Company.
Everest is a Bermuda-based reinsurance and insurance organization. As part of the S&P 500 Index, we are a leading financial services institution focused on diversifying our portfolio and geographic presence. Through our direct and indirect subsidiaries operating in the U.S. and internationally, we serve a diverse group of clients worldwide, providing what we believe are extensive product and distribution capabilities, a strong balance sheet, an innovative culture and access to world-class talent.

At December 31, 2023, we had shareholders’ equity of $13.2 billion and total assets of $49.4 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and other international markets. Our global network of operations spans more than 100 countries across six continents. In 2023, the Company had gross written premiums of $16.6 billion with approximately 68.9% representing reinsurance and 31.1% representing insurance. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Group’s active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
Following is a summary of the Company’s principal operating subsidiaries:
•Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write both reinsurance and insurance property and casualty. Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom, China and European markets. As of December 31, 2023, Bermuda Re had shareholder’s equity of $4.2 billion.
•Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Everest International’s Singapore branch writes property and casualty reinsurance to the Singapore market. A majority of Everest International’s business is assumed reinsurance from its affiliates: Everest Re, Bermuda Re, Ireland Re and Ireland Insurance. As of December 31, 2023, Everest International had shareholder’s equity of $1.4 billion.

•Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets through its Ireland office as well as through its Zurich branch.
•Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets through its Ireland office as well as through its branches in the United

Kingdom, the Netherlands, Spain, France and Germany. In addition, Ireland Insurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
•Lloyd's of London (Lloyd's) Syndicate 2786, a wholly-owned Everest syndicate supported by funds at Lloyd’s provided by Everest Corporate Member Limited, was established in 2015 as a platform to facilitate the further expansion of Everest's international insurance operations. The syndicate is managed by a third-party managing agency.

•Everest Compañia de Seguros Generales Chile S.A., a Chile based insurance company, is licensed to write insurance and reinsurance within Chile.

•Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.
•Everest Reinsurance Company, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Reinsurance Company underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets, through its U.S. offices as well as through its branches in Canada and Singapore. As of December 31, 2023, Everest Reinsurance Company had statutory surplus of $7.0 billion.
•Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed in all 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write business on a non-admitted basis in all other U.S. states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Security Insurance Company (“Everest Security”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance on an admitted basis in Delaware, Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Premier’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Denali’s business is reinsured by its parent, Everest Reinsurance Company.

•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. In addition, Everest Assurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.

Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in diversity of thought and experiences. As of February 1, 2024, the Company employed 2,844 persons. Management believes that colleague engagement is strong. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
Talent Attraction, Development, and Retention.
Everest is proud to be home to top industry talent, and we make ongoing, strategic investments in our people. Our ability to attract, develop and retain a high caliber of professionals is critical to our continued growth and ability to execute on our strategic priorities.
The continued development of all colleagues is core to who we are and how we maintain our competitive advantage as a global leader in risk management. We are proud to offer corporate mentoring programs, leadership development opportunities, and avenues for engagement with our external partner organizations. We provide opportunities for continued learning and talent development at all levels. Our colleagues are encouraged to take ownership of their development by using the tools that the Company has made available to them including industry training, technical upskilling, mentorships and personal development classes. Everest also actively manages succession planning across our organization and strives to provide growth and advancement opportunities to internal talent, where possible. Our leaders and colleagues engage in ongoing learning that supports both professional and personal development.
Proactive recruitment of skilled, experienced, diverse teams is an important aspect of succession planning at both our Board of Directors (the “Board”) level and throughout the organization. Our Human Resources and Senior Leadership Teams, Executive Committee, Global Diversity, Equity and Inclusion Council (“DEI Council”) and Colleague Resource Groups (“CRGs”) collaborate to attract, retain and develop exceptional, diverse talent, fostering an inclusive workplace that embraces diversity in gender, ethnicity, age, geography, skill sets, experiences and perspectives.
People power our success. We are committed to providing all colleagues with an engaging and supportive environment so they can develop personally and help drive our future growth. That is why Everest is pleased to offer various global initiatives such as leadership coffee hours and fireside chats; charitable community outreach events and volunteer opportunities; networking events; employee recognition awards; and, thought leadership topics with senior leaders. By offering a meaningful and engaging colleague experience, we are focused on inspiring our global teams to underwrite opportunity in everything that they do.
Culture.
Everest’s Colleague Value Proposition Opportunity through Unity includes the building blocks of the Company’s culture: our mission, purpose, and values, as well as a newly defined set of Colleague Behaviors that speak to how we operate as One Everest, regardless of location, level, or function.
•Our Values are the guiding principles that inform our decisions, actions and behaviors. They are an expression of our culture and an integral part of how we work: Talent. Thoughtful Assumption of Risk. Execution. Efficiency. Humility. Leadership. Collaboration. Diversity, Equity and Inclusion.
•Our Colleague Behaviors define how we operate and interact with each other no matter our location, level or function: Respect Everyone. Pursue Better. Lead by Example. Own our Outcomes. Win Together.
•In 2023, the Company began embedding these new behaviors within colleague programs and practices globally. We are taking a systematic approach to integrating them into everything we do, from our talent acquisition and onboarding programs to our performance and compensation plans, recognition initiatives and general employment policies.

Diversity and Inclusion.
People are Everest’s greatest asset, and the quality of our teams has been enhanced through the wide range of backgrounds, perspectives and interests our colleagues bring to our community. At Everest, Diversity, Equity and Inclusion (“DEI”) expresses our commitment to non-discriminatory access to opportunity, equity in our dealings and cultural inclusivity, and represents a cultural and business imperative that we promote not only within our workplace but also throughout the global communities in which we operate. Our Board is committed to advancing diversity within its structure as well as emphasizing its importance in our senior executive leadership. We believe that diversity in gender, ethnicity, age, geography, skill sets, experiences and perspectives enhances our governance, strategy, corporate responsibility, human rights and risk management.

Everest has a global DEI strategic framework and focus areas that aligns with our corporate global DEI efforts and initiatives. We have four pillars that provide the foundation for our strategic framework as described below.
1.Alignment & Accountability: Our integrated global DEI efforts align with our corporate strategy, cultural values and colleague behaviors.
2.Colleague-Centered: Our colleagues are the center of the global programs, processes and partnerships we create, and we value and respect their diverse experiences and perspectives.
3.Culture & Engagement: Our workplace culture of deep colleague engagement thrives because of our efforts to advance inclusion, allyship and belonging.
4.Opportunity & Growth: Our global efforts and ways to underwrite opportunity for all stakeholders are oriented toward growth, and we have the agility to pivot as necessary to support our strategic priorities.
As part of our global DEI efforts, Everest has the DEI Council, which functions globally across our North America and international operations. The DEI Council’s mission is to help foster an environment that attracts, retains and develops the best talent; values the diversity of people, their life experiences and perspectives; and serves as a conduit to senior management to promote measurable company-wide engagement on inclusivity. The Council is an important voice and key counselor and supports our leaders in their role to further cultivate DEI at Everest through open dialogue and discussion, training, and best practices. The Council has also been instrumental in supporting our CRGs as they raise awareness and ensure that a diverse and representative group of voices is heard throughout the Company.
We look to seize opportunities to celebrate our diversity and lift one another up. Our global CRGs, as part of our Council, connect regularly through networking events, professional development opportunities and sharing cultural traditions, driving greater awareness and collaboration across offices worldwide. Participation in our CRGs is open to everyone, regardless of background, to enhance career and personal development, exchange ideas and share cultural experiences and backgrounds to contribute to Everest’s vision and values. As of December 31, 2023, the Company sponsors nine CRGs.
Business and Underwriting Strategy.
In 2023, the Company changed its name to Everest Group, Ltd. and started trading under a new ticker symbol (NYSE: EG). Everest’s new name and stock ticker reflect the evolution of our value proposition, built on five decades of reinsurance leadership and an expanding presence in the global primary insurance market.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the year ended December 31, 2023, no single customer (ceding company or insured) generated more than 3.8% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.
Approximately 62.4%, 30.7% and 6.9% of the Company’s 2023 gross written premiums were written in the broker reinsurance market, the insurance business and the direct reinsurance market, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Reinsurance segment’s ten largest brokers accounted for an aggregate of approximately 53.7% of gross written premiums in 2023. The broker with the largest share of the company’s business, Marsh and McLennan, accounted for approximately 20.4% of gross written premiums. The broker with the next-largest share, Aon, accounted for approximately 16.1% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.
The Company’s insurance business mainly writes commercial property and casualty on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2023, no program administrator accounted for more than 10.0% of the Insurance segment’s gross written premium in total.
The direct reinsurance market is an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.
It is our long-standing client and broker relationships that help us continue to grow and maintain our global leadership position. The Company continually evaluates each business relationship, including within its distribution channel bearing underwriting expertise and experience, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.
The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets and provide effective management throughout the property and casualty underwriting cycle, thereby achieving an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on what we believe are our financial strength and capacity, global franchise, stable and experienced management team, diversified product and distribution offerings, underwriting expertise and disciplined approach, efficient and low-cost operating structure and effective enterprise risk management practices.
The Company’s underwriting strategies emphasize disciplined underwriting, prioritizing underwriting profitability over premium volume, and flexibility to adjust and respond to changing market conditions. Key elements of these strategies, as applicable to the Reinsurance segment, include careful risk selection, appropriate pricing through strict underwriting discipline and adjustments to the Company’s business mix as market conditions change. We focus on (re)insuring companies that effectively manage their own underwriting cycle through proper analysis and appropriate pricing of underlying risks and whose underwriting guidelines and performance are compatible with their and the Company’s objectives. Key elements of the Company’s underwriting strategies, as applicable to the Insurance segment, include careful expansion on what we believe to be the Company’s existing strengths in the primary insurance market, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, and facilitating adjustments to its mix of business by geographic region, line of business and type of coverage. These strategies allow Everest to fully participate in market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance and reinsurance operations allow the Company to execute its strategies by providing access to the global business markets. The Company carefully monitors its mix of business across all operations to seek to avoid unacceptable geographic or other risk concentrations.
Segments Overview.
The Company operates through two operating segments, Reinsurance and Insurance, which are managed as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for the two business segments. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are now managed due to changes in management beginning in the fourth quarter of 2023. These changes have been reflected retrospectively.
The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States, Bermuda, and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States, Bermuda, Canada, Europe, Singapore and South America through its offices in the United States, Canada, Chile, Singapore, UK, Ireland and branches in the UK, the Netherlands, France, Germany and Spain.
The two segments are managed independently but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two operating segments based upon their underwriting results.
Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data” - Note 6 of Notes to Consolidated Financial Statements and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
Reinsurance Segment.
Overview
Reinsurance is an arrangement in which an (re)insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the risks underwritten by the ceding company under one or more insurance and/or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company’s financial resources. Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.
There are two basic types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties; instead, the reinsurer evaluates portfolio level exposure based on information provided by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.
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
In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (such as commissions, premium taxes, assessments, and miscellaneous administrative expenses and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on treaty excess of loss reinsurance.
Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity. All the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with US GAAP guidance.
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
For the year ended December 31, 2023, the Company’s Reinsurance segment wrote $11.5 billion of gross written premiums. Reinsurance business written directly through the broker reinsurance market represented $10.3 billion or 89.9% of the segment’s premium and $1.2 billion or 10.1% was written directly with ceding companies. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
•Property Pro Rata business, which accounted for 29.9% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils arising from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Property Non-Catastrophe Excess of Loss (“XOL”) business, which accounted for 6.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils in excess of an agreed upon deductible up to a stated limit.
•Property Catastrophe XOL business, which accounted for 14.7% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from catastrophic losses, in excess of an agreed upon deductible up to a stated limit. The main perils covered include hurricane, earthquake, flood, convective storm and fire.
•Casualty Pro Rata business, which accounted for 26.9% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, employer’s liability, aviation and auto liability from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Casualty XOL business, which accounted for 13.8% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, aviation and auto liability from their underlying portfolio of policies in excess of an agreed upon deductible up to a stated limit.
•Financial Lines business, which accounted for 8.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses arising from political risk, credit, surety, mortgage and alternative risk lines of business on both a pro rata and excess of loss basis.
Products
Our reinsurance divisions provide treaty and facultative reinsurance on either a pro rata basis or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:
•Property provides protection for property damage and other related losses covered in the underlying insurance policies. Losses might arise from property loss or property damage, as well as other related risks, such as business interruption and other non-property losses that arise from the covered peril. Perils covered by such policies may be natural or man-made and include hurricane, tornado, hail, windstorm, earthquake, freezes, floods, explosions and fires.

•Catastrophe is a specific line of property reinsurance that provides protection against catastrophic losses from natural perils such as hurricane, windstorm, earthquake, floods, tornadoes, fires.
•Casualty provides protection for losses covered in liability or casualty insurance policies. Typical lines covered by the underlying insurers can be general liability, workers compensation, automobile liability, umbrella and excess casualty.
•Marine provides protection for property damages, physical loss or liability affecting the marine business, which includes losses relating to cargo ships, hull, recreational craft, inland marine and offshore energy. Perils can be natural or man-made and include storms, sinking/stranding, pollution, fire, explosion and accidents.
•Aviation provides protection cover for aircrafts, airline, aerospace, and other general aviation risks.
•Engineering provides protection for construction and machinery risks including testing, setting up of machinery, operational failures, incidents affecting plant and equipment, business interruption and other mechanical failures. This class also covers property and liability exposures related to construction sites.
•Professional Lines provides protection for losses arising from employment, practices, and coverage of risks, such as director’s and officer’s liability, employment litigation liability, medical malpractice, professional indemnity, environmental liability, omission of insurance, and cyber liability.
•Credit and Surety provides protection for losses arising from insurance products, offering payments in the event of default from a borrower. Losses may arise from surety bonds issued by insurers as required by regulators or guarantors. For example, mortgage insurance provides coverage for losses related to credit risk.
•Motor provides protection to insurance companies offering motor liability and property damage. Losses may affect the underlying insured party or other claimants.
•Agriculture/Crop provides protection for risks associated with agriculture and production of food. Underlying insurance contracts might offer contracts covering against natural or man-perils, such as hail, storms and floods, and might cover crop yields or price deviation from set amounts.
•Political Violence provides protection against damages resulting from various perils, such as terrorism, sabotage, strikes, riots, insurrection, revolution, coup, and war. Losses might occur due to property damage resulting from such perils, business interruption, cyber/malicious attack, event cancellation or construction delays.
Competition
The global reinsurance market is highly competitive and very mature. Reinsurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, distribution channels, claims management, and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions, or other factors.
We compete in global and local markets with U.S., Bermuda, European, and other international reinsurers. In addition, competitors might include investment companies, mutual companies, insurance companies, alternative risk providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital market to compete with traditional reinsurance companies.
Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents on a worldwide basis. We serve multinational corporations and mid-size commercial clients across various industries globally.

Our Insurance segment operates through both North America and international markets. These operations are managed to conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, and investments.
In 2023, the Company’s Insurance segment wrote $5.2 billion of gross written premiums. The Insurance segment lines of business write a broad suite of tailored products and services, including:
•Accident and Health business, which accounted for 10.6% of Insurance gross written premiums, consists predominantly of policies covering Participant Accident, Short-Term Medical, and Medical Stop-Loss protection for employers with self-funded medical plans.
•Specialty Casualty business, which accounted for 33.4% of Insurance gross written premiums, consists predominantly of policies covering General Liability (Premises/Operations and Products), Auto Liability, and Umbrella/Excess Liability.
•Other Specialty business, which accounted for 8.2% of Insurance gross written premiums, consists predominantly of policies covering specialty areas including but not limited to Surety, Trade Credit & Political Risk, Transactional Liability, Energy & Construction, and Aviation.
•Professional Liability business, which accounted for 16.1% of Insurance gross written premiums, consists predominantly of policies covering Directors & Officers Liability, Errors & Omissions, Cyber Liability, and other ancillary financial lines products.
•Property/Short-Tail business, which accounted for 22.3% of Insurance gross written premiums, consists predominantly of policies covering Property, Inland Marine, and other short-tail lines.
•Workers’ Compensation business, which accounted for 9.3% of Insurance gross written premiums, consists predominantly of policies covering Workers Compensation, including both guaranteed cost and loss sensitive product offerings.
Products
The Insurance division writes property, casualty, and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore, and South America through offices in the U.S., Bermuda, Canada, Chile, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany, and Spain.
Competition
The global insurance market is highly competitive. Insurance companies differentiate themselves based on financial strength, range of products, brand recognition, agent and broker relationships, distribution channels, claims management, and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions, or other factors.
We compete on a global and regional basis with major U.S., Bermuda, European, and other international insurers. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation.
Claims.
Insurance claims are managed by the Company’s professional claims staff (the “Claims staff”), many of whom have insurance and legal professional qualifications. Their responsibilities include reviewing initial loss reports, analyzing coverage issues, evaluating and reserving claims, and paying settlements. When appropriate, the Claims staff engage external professional advisors such as legal counsel, loss adjusters and engineers to support the effective management of claims. Claims are allocated to the Claims staff according to their expertise and experience and most specialize in particular product segments and geographies. Some insurance claims are handled by third party claims service providers who have limited authority and are subject to oversight by the Claims staff. The Claims staff work closely with senior management in Insurance, as well as underwriting, finance and actuarial.
Reinsurance claims are also managed by the Company’s Claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the Claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Some reinsurance claims are handled by third party claims service providers who have limited authority and are subject to oversight by the Company’s Claims staff. The Claims staff works closely with senior management in Reinsurance, as well as underwriting, finance and actuarial.
The Company intensively manages its asbestos and environmental (“A&E”) exposures through a dedicated, centrally managed Claims staff with experienced claim and legal professionals who specialize in the handling of such exposures. They actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas. Senior management and claim management personnel meet at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular with respect to changes in asbestos claims and litigation.
Loss Reserves.
Reserves for Unpaid Property and Casualty Losses and LAE.
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer, the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses for losses that have already occurred. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to recognize such reserve shortfalls and incur a charge to earnings, which could be material in the period such recognition takes place. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves”.
As part of the reserving process, insurers and reinsurers evaluate historical data and trends and make judgments as to the impact of various factors, such as legislative and judicial developments that may affect future claim amounts, changes in social and political attitudes that may increase loss exposures, and inflationary and general economic trends. While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.
The Company’s loss and LAE reserves represent management’s best estimate of the Company’s ultimate liability. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment’s reserve committee includes the participation of the relevant parties from actuarial, finance, claims and the segment’s senior management and has the responsibility for recommending and approving management’s best estimate for its respective segment. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company’s existing reserves and reserving methodologies reduce the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
Since the Company has operations in many countries, part of the Company’s loss and LAE reserves are in foreign currencies and translated to U.S. dollars for each reporting period. Fluctuations in the exchange rates for the currencies, period over period, affect the U.S. dollar amount of outstanding reserves. The translation adjustment eliminates the impact of the exchange fluctuations from the reserve re-estimates. For reconciliation of beginning and ending reserves, see Note 4 of Notes to Consolidated Financial Statements.
Reserves for Asbestos and Environmental Loss and LAE.
As of December 31, 2023, the Company’s gross reserves for A&E claims represented 1.0% of its total reserves. The Company’s A&E liabilities stem from direct insurance business from Mt. McKinley Insurance Company (“Mt. McKinley”) and assumed reinsurance business of Everest Re. Mt. McKinley was a former wholly-owned subsidiary that was sold in 2015 to Clearwater Insurance Company (“Clearwater”), a subsidiary of Fairfax Financial.
Concurrently with the closing of such sale, the Company entered into a retrocession treaty with an affiliate of Clearwater. Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140.3 million, an amount equal to the net loss reserves as of the closing date. Of the $140.3 million of net loss reserves retroceded, $100.5 million were related to A&E business. The maximum liability retroceded under the retrocession treaty is $440.3 million, equal to the retrocession payment plus $300.0 million. Bermuda Re will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.
On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and the corresponding reinsurance receivable were reduced by $43.4 million. In addition, the maximum liability permitted to be retroceded increased to $450.3 million.
Additional losses, including those relating to latent injuries and other exposures, which are as yet unrecognized and the type or magnitude of which cannot be foreseen by either the Company or the industry, may emerge in the future. Such future emergence could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.
There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asbestos and Environmental Exposures” and ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements.
Investments.
The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.
The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high-quality diversified investment portfolio. Considering these objectives, the Company views its investment portfolio as having two components: (1) the investments needed to satisfy outstanding liabilities (i.e., its core fixed maturities portfolio) and (2) investments funded by the Company’s shareholders’ equity.
For the portion needed to satisfy global outstanding liabilities, the Company generally invests in fixed maturities with strong average credit quality. This global fixed maturity securities portfolio is managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company.
The Company has expanded the allocation of its investments funded by shareholders’ equity to include: (1) fixed and floating rate maturities, (2) bank and private loan securities, (3) private equity limited partnership investments and (4)

corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company limits its allocation to these asset classes because of (i) the potential for volatility in their values and (ii) the impact of these investments on regulatory and rating agency capital adequacy models. The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.
The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2023, is estimated at approximately 3.9 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The average durations of the fixed income portfolio at December 31, 2023 and 2022 were 3.3 years and 3.1 years, respectively.

The Company’s cash and invested assets totaled $37.1 billion at December 31, 2023, which consisted of 86.6% fixed maturities, short term investments and cash and 13.4% of other invested assets and equity securities. Of the total fixed maturities, 94.8% were investment grade. Additionally, the average maturity of fixed maturity securities was 5.5 years at December 31, 2023, and their overall average duration was 3.3 years.
As of December 31, 2023, the Company did not have any direct investments in commercial real estate, direct commercial mortgages or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes that the issuer’s ability to meet debt service payments, except where an allowance for credit losses has been recognized, is threatened.
The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $1.1 billion and a fair value of $1.0 billion. As of the December 31, 2023, 82.2% of CMBS securities are rated AAA by S&P Global Ratings (“S&P”). The remainder of CMBS securities are rated investment grade by S&P.
The following table reflects investment results for the Company for the periods indicated:

	December 31,
(Dollars in millions)	Average Investments (1)	Pre-tax Investment Income (2)	Pre-tax Effective Yield	Pre-tax Realized Net Gains (Losses) On Investments (3)	Pre-tax Unrealized Net Gains (Losses) On Investments
2023	$33,935	$1,434	4.22%	$(276)	$1,129
2022	29,788	830	2.79%	(455)	(2,225)
(1)Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Fixed maturities - available for sale and equity securities are carried at fair value. Fixed maturities - held to maturity securities are carried at amortized cost net of the expected credit loss allowance.
(2)After investment expenses, excluding net gains (losses) on investments.
(3)Included in 2023 and 2022 are fair value re-measurements of $0.5 million and $460 million, respectively. In addition, 2023 and 2022 include $7 million and $(33) million of expected credit losses.
(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2023		2022
(Dollars in millions)	Fair Value/ Amortized Cost (1)	Percent of Total	Fair Value/ Amortized Cost (1)	Percent of Total
Rating Agency Credit Quality Distribution:
AAA	$7,011	24.5%	$8,432	36.6%
AA	8,629	30.2%	2,886	12.5%
A	7,297	25.5%	6,268	27.2%
BBB	4,168	14.6%	3,768	16.3%
BB	1,067	3.7%	1,227	5.3%
B	132	0.5%	163	0.7%
Rated below B	51	0.2%	49	0.2%
Other	240	0.8%	283	1.2%
Total	$28,595	100.0%	$23,075	100.0%
(Some amounts may not reconcile due to rounding.)
(1)Fixed maturities-available for sale are at fair value and fixed maturities-held to maturity are at amortized cost, net of allowances for credit losses.
The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2023		2022
(Dollars in millions)	Fair Value/ Amortized Cost (1)	Percent of Total	Fair Value/ Amortized Cost (1)	Percent of Total
Fixed maturity securities
Due in one year or less	$1,266	4.4%	$1,319	5.7%
Due after one year through five years	6,916	24.2%	7,607	33.0%
Due after five years through ten years	5,448	19.1%	4,098	17.8%
Due after ten years	2,585	9.0%	1,299	5.6%
Asset-backed securities	6,221	21.8%	4,705	20.4%
Mortgage-backed securities	6,159	21.5%	4,029	17.5%
Total fixed maturity securities	$28,595	100.0%	$23,057	100.0%
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
Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, S&P and Moody’s. These ratings represent an independent opinion of our subsidiaries’ financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2023.
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

Operating Subsidiary:	A.M. Best (1)	S&P (2)	Moody's (3)
Everest Reinsurance Company	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance (Bermuda) Ltd.	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance Company (Ireland) dac	A+ (Superior)	A+ (Strong)	Not Rated
Everest National Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance Company of Canada	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Reinsurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Denali Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Premier Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance (Ireland), dac	A+ (Superior)	A+ (Strong)	Not Rated
(1) A.M. Best Financial Strength Ratings Scale: D (Poor) to A+ (Superior). Each financial strength rating category from A to C includes a rating notch to reflect a graduation of financial strength within the category. A rating notch is expressed with either a second plus (+) or a minus (-).
(2) S&P Financial Strength Ratings Scale: D (Payment Default) to AAA (Extremely Strong). Ratings from “AA” to “CCC” may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.
(3) Moody’s Financial Strength Ratings Scale: C (Low Grade) to Aaa (High Grade). Note that Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; modifier 2 indicates a mid-range ranking; and modifier 3 indicates a ranking in the lower end of that generic rating category.
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on June 29, 2023. S&P states that the “A+”/ “A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. Following the publishing of the revised Insurer Risk Based Capital Adequacy methodology on November 15, 2023, S&P affirmed all ratings on January 29, 2024. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on June 29, 2023.
Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.
Debt Ratings.
The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the following series of notes issued by Holdings, all of which are considered investment grade: (1) senior notes due June 1, 2044, (2) senior notes due October 15, 2050, (3) senior notes due October 15, 2052 and (4) long-term notes due May 1, 2067. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P (1)		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	Not Rated		BBB+	(Strong)	Baa1	(Medium Grade)
Long-Term Notes due May 1, 2067	bbb	(Adequate)	BBB-	(Adequate)	Baa2	(Medium Grade)
(1) On January 29, 2024 S&P lowered the ratings of the Company’s non-operating holding companies (“NOHCs”) and debt (from two notches lower than the operating companies to three notches) to align Everest with the potential high regulatory restrictions on payment distributions from the company's U.S. operating subsidiaries to the NOHCs.

Enterprise Risk Management.
Everest is in the business of underwriting and managing risk for its customers. As a global insurance and reinsurance business, we have an established Enterprise Risk Management (“ERM”) framework that is integrated into the day-to-day management of our businesses and operations. The ERM framework provides a group-wide systemic approach to managing the organization’s key risks and is supported by a Risk Appetites Statement approved by the Board.

Risk governance is a key component of Everest’s ERM framework in order to establish and coordinate risk guidelines that reflect the enterprise’s appetite for risk, facilitate monitoring of risk exposure relative to established guidelines, and ensure effective and timely escalation and communication to management and the Board. Risk management is overseen by Board and senior management risk committees. The risk committees are established at the Group level, as well as within certain Everest entities, to oversee capital and risk positions, approve risk management strategies and limits, and establish appropriate risk standards and policies.

Our Executive Risk Management Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational, and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies, and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Head of Reinsurance Division, Chief Executive Officer of the Insurance Division, General Counsel, Chief Transformation Officer, Chief Reserving Actuary, and the Chief Risk Officer.

The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling, and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee, and Operational Risk Committee supports ERM and the ERC with the compilation and analysis of risk insights with regards to exposure management and execution management.

Our Chief Risk Officer also reports to the Board’s Risk Management Committee (“RMC”), which helps execute the Board’s supervisory responsibility pertaining to ERM. The role of the RMC includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and, assessment of our major decisions and preparedness levels pertaining to perceived material risks.
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including all U.S. states, Canada, Singapore, Brazil, the UK, Ireland, Chile and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
Climate Risk Management.
As a global insurance and reinsurance organization, we recognize the potential impact of extreme natural perils on our world. We are also acutely aware of the fact that our industry plays a critical role in economic and social recovery after such extreme weather events. It is our policy to remain committed to providing solutions that can help our clients manage their own environmental risks in real and practical ways. We are also dedicated to managing and reducing our own ecological footprint wherever possible and considering environmental factors when making investment decisions.
Much of our business involves protecting clients through insurance and reinsurance from the impact of devastating natural catastrophes. As such, it is our policy to take a proactive approach to incorporating climate and weather-related risk into our underwriting procedure. To meet this challenge, our underwriting, actuarial and catastrophe modelling teams work together in researching and analyzing external raw climate/meteorological data in conjunction with our internal proprietary claims and loss information data to assess the geographical impacts of climate risk and develop predictive analytics models to refine our pricing tolerances and product development. This team approach to assessing the impact of climate risk on sustainability for Everest as well as our customers ensures that we are most accurately and responsibly providing specialized coverage to our clients for climate and other environment-related risks.
Insurance Holding Company Regulation.
Under applicable U.S. laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained prior approval for such acquisition from the insurance commissioners of Delaware and any other state in which the Company’s insurance subsidiaries are domiciled or deemed domiciled (as of this date, California). Under these laws, “control” is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer’s financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material intercompany and inter-affiliate transactions within the holding company structure.
The Insurance Companies Act of Canada requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an insurance company authorized to do business in Canada. In addition, the Company is subject to regulation by the insurance regulators of other U.S. states and foreign jurisdictions in which it is authorized to do business. Certain of these U.S. states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company authorized to do business in that jurisdiction without appropriate regulatory approval similar to those described above.
Dividends.
Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group’s ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled. The limitations are generally based upon net income (loss) and compliance with applicable policyholders’ surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices. Under Irish corporate and regulatory law, Holdings Ireland, Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”) and their respective subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends.
Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long-term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long-term business fund, as certified by their approved actuary, exceeds their liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their respective prior year end statutory capital and surplus. At December 31, 2023, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $7.0 billion at December 31, 2023, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2023, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $877 million.

Insurance Regulation.
Bermuda Re and Everest International are not admitted to do business in any jurisdiction in the United States. These entities conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK. Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation”, is admitted to do business in the United States and Bermuda. In Bermuda, Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International, and Everest Assurance to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, each of Bermuda Re and Everest International, as a Class 4 insurer, is required to maintain a principal office in Bermuda, maintain a minimum of $100 million in statutory capital and surplus, have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings, and have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually. Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.
Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from its Class 4 minimum statutory capital and surplus, to maintain long-term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually. Bermuda Re’s operations in the UK are subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). The PRA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the UK. The FCA regulates the conduct of insurers transacting business in the UK. Bermuda Re presently meets or exceeds all of the PRA’s solvency and capital requirements.
U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The regulation of reinsurers is typically focused on financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements are generally not subject to direct regulation by any governmental authority.
The operations of Everest Re’s foreign branch offices in Canada and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations.
Everest National, Everest Security, Everest Denali and Everest Premier are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, these companies must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, as well as requirements on licensing, agent appointments, participation in residual markets and claim handling procedures. These regulations are primarily designed for the protection of policyholders. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in the U.S.
The operations of Ireland Insurance are regulated by the Central Bank of Ireland. Its branch office in the UK is also regulated by the PRA and FCA. Its branch offices in the Netherlands, Germany, France and Spain are subject to limited local regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations in each of these jurisdictions.
The operations of Ireland Re are regulated by the Central Bank of Ireland. Its branch office in Switzerland is regulated by the Swiss Financial Market Supervisory Authority. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations in each of these jurisdictions.
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
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security recently converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is now licensed to write property and casualty insurance as an admitted insurance carrier in Delaware and Georgia, effective October 24, 2023 and in Alabama, effective December 19, 2023.
Everest Denali is licensed in all 50 states and the District of Columbia. Everest Premier is licensed in all 50 states and the District of Columbia.
Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long-term insurer in Bermuda. Bermuda Re is also registered as a certified reinsurer in New York and Delaware and is registered as a reciprocal reinsurer in Delaware, Arizona, Arkansas, California, Connecticut, Georgia, Illinois, Iowa, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, North Dakota, Ohio, Oregon, Pennsylvania and Texas. Bermuda Re is also an authorized reinsurer in the UK, registered as a reinsurer in China, and also an authorized insurer in Singapore.
Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda. By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda. Everest Assurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Everest Assurance can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Assurance is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Colombia, Chile, Ecuador, Guatemala, Mexico and Paraguay.
Ireland Re is licensed to write non-life reinsurance for the European Union, European Economic Area and Swiss markets.
Ireland Insurance is licensed to write insurance for the European Union, European Economic Area and UK markets. Ireland Insurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Ireland Insurance is registered as a foreign insurer in the following countries: Panama, Columbia, Chile, and India.
Everest Canada is licensed to write property and casualty insurance in Canada.
Everest Compañia de Seguros Generales Chile S.A. is an insurance corporation authorized by the general laws of Chile.
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2023, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
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
Under the approved formula, a company’s adjusted statutory surplus (end of period surplus adjusted for items not currently applicable to the Everest companies) is compared to the Risk-Based Capital Model (“RBC”) developed by the NAIC.  If this ratio is above a minimum threshold, no action is necessary.  Below this threshold are four distinct action levels at which an insurer’s domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of adjusted surplus to RBC decreases.  The mildest intervention requires an insurer to submit a plan of appropriate corrective actions.  The most severe action requires an insurer to be rehabilitated or liquidated.
Based on their financial positions, as of December 31, 2023, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.
Tax Matters.
The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial, or administrative changes will not be enacted that might materially affect this summary.
Bermuda.

With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750M or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits in 2023 related to it. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allows companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023. The deferred tax assets or liabilities are then amortized in accordance with The 2023 Act.

Under current Bermuda law through 2024, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries. Non-Bermuda branches of Bermuda subsidiaries are subject to local taxes in the jurisdictions in which they operate.
United States.

Group’s U.S. subsidiaries conduct business and are subject to taxation in the United States. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. corporate income tax but are generally relieved from double taxation through the application of foreign tax credits against their U.S. income tax liability. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to U.S. withholding tax, if distributed, is not practicable to compute. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it or its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.

Other Countries.

The Company does business in the following locations where it is subject to the taxation by the local authorities: Australia, Belgium, Canada, Chile, Columbia, France, Germany, Ireland, Mexico, Netherlands, United Kingdom, Singapore, Spain, and Switzerland.

Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestglobal.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”).
ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results could differ materially from the disclosed information, the trading value of our securities could be negatively impacted and our business, financial condition, and results of operations could be materially and adversely affected.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism and wars. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2023	$470
2022	1,055
2021	1,135
2020	425
2019	576
Our losses from future catastrophic events could exceed our projections.
We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount.

If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2023, 2022, 2021 and 2019 and resulted in a decrease to our pre-tax net income in 2020:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2023	$5	increase
2022	1	increase
2021	9	increase
2020	401	decrease
2019	64	increase
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. As of December 31, 2023, 1.0% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.
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
In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. In addition to such unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the expansion over time of the scope of insurers’ legal liability within the mass tort cases, particularly for A&E exposures discussed above.
Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to a number of factors, including large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.
If we are unable or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk-taking process from our risk mitigation process to avoid developing too great a reliance on reinsurance. With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance. In addition, we have increased some of our quota share contracts with larger retrocessionaires. The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2023	2022	2021	2020	2019
Percentage of ceded written premiums to gross written premiums	11.5%	11.5%	12.3%	13.0%	14.3%
FINANCIAL
A decline in our financial strength ratings could adversely affect our standing among cedents and broker partners and our ability to grow premiums and earnings.
Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers and our ability to write new business, which in turn could impact our profitability and results.
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
See also ITEM 1, “Financial Strength Ratings”.
A decline in our debt ratings could increase our borrowing costs and adversely affect our ability to access capital markets at attractive rates.
If our debt ratings are downgraded, we could incur higher borrowing costs, higher cost of capital, and our ability to access the capital markets at attractive rates could be impacted. We are unable to provide any guarantees on whether or not or ratings may be downgraded by any of our rating agencies in the future.
See also ITEM 1, “Debt Ratings”.
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
Our investment values and investment income could decline due to changed conditions in the financial markets.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including the effects of economic events and conditions, governmental policies, changes in interest rates and credit spreads, and market volatility.

Interest Rate Risk.
Most of our fixed income securities are classified as available for sale, and temporary changes in the fair value of these investments due to interest rate fluctuations are reflected as changes to our shareholders’ equity. Additionally, net investment income from fixed income investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, can differ from the income anticipated from those securities at the time of purchase.

Credit Risk.
Our investment portfolio is subject to the risk of loss due to default or deterioration in credit quality. As a part of our ongoing analysis of our investment portfolio, we are required to assess current expected credit losses for all held-to-maturity securities and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. If issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.

Equity Risk.
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
The failure to maintain access to enough cash, readily salable or unencumbered financial assets to meet near-term financial obligations.
Liquidity risk is a manifestation of events that are driven by other risk types (insurance, investment, operational). A liquidity shortfall may arise in the event of insufficient access to internal and external funding sources to meet an immediate and significant need for cash or collateral. Additionally, a rapid increase in interest rates can create a short-term pressure on regulatory capital models.
The Company's liquidity could be affected by a broad market illiquidity event, default by significant market participant, inability to sell assets, inability to access bank accounts, inability to access capital and credit markets, concentration of CAT events, or unforeseen capital needs. A failure to have sufficient cashflow to meet obligations may adversely affect business relations and the creditworthiness of the Company.
Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on receiving dividends, loan payments and other funds from our subsidiaries.
Each of Group and Holdings is a holding company whose most significant asset is the stock of its operating subsidiaries. As a result, each of Group’s and Holdings’ ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of its respective operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S. states and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Group and Holdings in the future, which could prevent us from paying dividends or interest or making other payments on our securities.
We may experience foreign currency exchange losses that reduce our net income and capital levels.
We conduct business in a variety of non-U.S. currencies, principally the Euro, the British pound, and the Canadian dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2023, we wrote approximately 27.8% of our coverages in non-U.S.

currencies; as of December 31, 2023, we maintained approximately 20.9% of our investment portfolio in investments denominated in non-U.S. currencies.
Our business is sensitive to unanticipated levels of inflation.
While consideration is given to the levels of inflation and how that may impact premiums and claims, the impacts of inflation may be different than anticipated. Premiums are established before actual losses are known, which may result in some underpricing if inflation rises more rapidly than expected, ultimately creating a deficiency that may impact our financial position.
Measures taken by domestic or foreign governments could have effects on our business.
The potential political, economic, military, and social risks that can emerge from a nation's involvement in international affairs can manifest into elevated geopolitical risk. For financial institutions, there are direct and indirect effects that can result from these events, including effects to the growth of business, return in foreign investments, claims patterns and local operations.
OPERATIONAL
We are dependent on our key personnel.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executives and other key employees, and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future, particularly those experienced in the property and casualty industry, could adversely affect our ability to conduct business.
Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between April 2024 and October 2028.
We are subject to cybersecurity risks that could negatively impact our business operations.
We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. We are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition.
We are dependent on brokers and agents for business developments.
We rely on brokers and agents. Our relationship with this distribution network is based on quality of underwriting, claim services, financial strength and other factors, which could weaken.
Analytical models used in decision making could vary materially from actual results.
As a financial services company, we are exposed to model risk. We utilize financial models to derive metrics and drive analysis to assist in decision making across key areas, such as pricing, underwriting, reserving, investment management, ceding business, capital allocation and risk management. These models may not operate properly, may contain incorrect information and errors and may rely on assumptions and projections that are inherently uncertain.
Our operations are subject to business continuation risk.
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber-attacks affecting internet and cloud services. All ultimately result in workforce unavailability among others.
STRATEGIC
Our industry is highly competitive, and we may not be able to compete successfully in the future.
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
According to S&P, Everest ranks among the top ten global property and casualty reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $306 billion in 2022 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity, which could reduce our market share.
SHAREHOLDERS, LEGAL & REGULATION
Applicable insurance laws may have an anti-takeover effect.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled or deemed commercially domiciled. Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control. Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the United States, the insurance change of control laws of Delaware and California would apply to such a transaction. This could have the effect of delaying or even preventing such a change of control.
The ownership of common shares of Group by Everest Re Advisors, Ltd., a direct subsidiary of Group, may have an impact on securing approval of shareholder proposals that Group’s management supports.
As of December 31, 2023, Everest Re Advisors, Ltd. (Bermuda) owned 9,719,971 or 18.3% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest Re Advisors, Ltd., which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.
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

For example, Group’s bye-laws contain the following provisions that could have an anti-takeover effect:
•the total voting power of any shareholder owning more than 9.9% of the common shares will be reduced to 9.9% of the total voting power of the common shares;
•the board of directors may decline to register any transfer of common shares if it has reason to believe that the transfer would result in:
i.)any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of Group,
ii.)any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or
iii.)any adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any of its shareholders;
•Group also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:
i.)any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of Group,
ii.)any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or
iii.)share ownership by any person may result in adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any other shareholder.
The Board has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies. For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the U.S. Securities Exchange Act of 1934, (“the Exchange Act”) to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.
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
Alternate Directors.
Group’s bye-laws provide, as permitted by Bermuda law, that each director may appoint an alternate director, who shall have the power to attend and vote at any meeting of the Board or committee at which that director is not personally present and to sign written consents in place of that director. Delaware law permits a director to appoint another director as an alternate to attend any board committee meeting. However, Delaware law does not provide for the designation of alternate directors with authority to attend or vote at a meeting of the Board.
Committees of the Board of Directors.
Group’s bye-laws provide, as permitted by Bermuda law, that the Board may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.
Interested Directors.
Bermuda law and Group’s bye-laws provide that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit. Additionally, under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:
•the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;
•the material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares; or
•the transaction is fair to the corporation as of the time it is authorized, approved or ratified.
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
Inspection of Corporate Records.
Members of the general public have the right to inspect the public documents of Group available at the office of the Registrar of Companies and Group’s registered office, both in Bermuda. These documents include the memorandum of association, which describes Group’s permitted purposes and powers, any amendments to the memorandum of association and documents relating to any increase or reduction in Group’s authorized share capital. Shareholders of Group have the additional right to inspect Group’s bye-laws, minutes of general meetings of shareholders and audited financial statements that must be presented to the annual general meeting of shareholders. The register of shareholders of Group also is open to inspection by shareholders and to members of the public without charge. Group is required to maintain its share register at its registered office in Bermuda. Group also maintains a branch register in the offices of its transfer agent in the United States, which is open for public inspection as required under the Companies Act. Group is required to keep at its registered office a register of its directors and officers that is open for inspection by members of the public without charge. However, Bermuda law does not provide a general right for shareholders to inspect or obtain copies of any other corporate records. Under Delaware law, any shareholder may inspect or obtain copies of a corporation’s shareholder list and its other books and records for any purpose reasonably related to that person’s interest as a shareholder.
Shareholders’ Suits.
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
Enforcement of Civil Liabilities.
Group is organized under the laws of Bermuda. Some of its directors and officers may reside outside the U.S. A substantial portion of our assets are or may be located in jurisdictions outside the United States. As a result, a person may not be able to affect service of process within the United States on directors and officers of Group and those experts who reside outside the United States. A person also may not be able to recover against them or Group on judgments of U.S. courts or to obtain original judgments against them or Group in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.
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
We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or fine us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.
As a result of the previous dislocation of the financial markets, Congress and the previous administration in the United States implemented changes in the way the financial services industry is regulated. Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters. In addition, several European regulatory bodies are in process of updating existing regulations or developing new capital adequacy directives for insurers and reinsurers. The future impact of such initiatives or new initiatives from the current governmental authorities, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.
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
As Bermuda Re’s business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda and the UK, where it has an authorized branch, in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Bermuda Re may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempt from licensing. Bermuda Re may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.
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
Regulatory and legislative developments related to cybersecurity could have an adverse impact on our business.
In October 2017, the NAIC adopted the Insurance Data Security Model Law, which was intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, requiring insurers, and other entities required to be licensed under state insurance laws to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. The Insurance Data Security Model Law has now adopted in 23 states. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017 and amended on November 1, 2023. The SEC has also adopted new rules effective September 5, 2023 to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance and incidents. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
If international tax laws change, our net income may be impacted.
The Organization for Economic Co-operation and Development (“OECD”) and its member countries which includes the United States, have been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. Recently they agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. These proposals, if implemented, could have an impact on net income and effective tax rate. The Company may be subject to additional income taxes, which would reduce our net income.

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
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023, which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the tax regime, and results in a deferred tax benefit for the Company.
Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.
Bermuda Re. The income of Bermuda Re is a sizable portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all its income and possibly also the U.S. branch profits tax. However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a U.S. permanent establishment maintained by Bermuda Re. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income. This would reduce our net income.

Group. We conduct our operations in a manner designed to minimize our U.S. tax exposures. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the U.S. taxing jurisdiction, we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully asserted that we had material amounts of income that was subject to the U.S. taxing jurisdiction, we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. The imposition of such tax would reduce our net income.

Bermuda Re and Group. If Bermuda Re became subject to U.S. income tax on its income, or if Group became subject to income tax, our income could also be subject to U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 21% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 44.7%. The imposition of these taxes would reduce out net income.

Our net income will be reduced if U.S. excise and withholding taxes are increased.
Group and/or Bermuda Re may become subject to Bermuda tax, which would reduce our net income.

Reinsurance and insurance premiums paid to Bermuda Re with respect to risks located in the United States are subject to a U.S. federal excise tax of one percent. In addition, Bermuda Re is subject to federal excise tax on reinsurance and insurance premiums with respect to risks located in the United States. In addition, Bermuda Re is subject to withholding tax on dividend income from U.S. sources. These taxes could increase, and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.
If U.S. tax law changes, our U.S. shareholders net income may be impacted.
In January 2022, Treasury and the IRS released proposed regulations regarding the determination and inclusion of related-person insurance income (“RPII”). The regulations, if finalized without modifications, could cause RPII to be attributable to the Company’s U.S. shareholders prospectively and therefore would incur additional income tax. The imposition of such tax could reduce our U.S. shareholders return on investment in the Company. Our U.S. shareholders pre-tax income and tax liabilities might be increased, reducing their net income.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Everest has aligned and operationalized its cybersecurity program and controls to the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as a cybersecurity incident response team (“CSIRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of cybersecurity incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, DDoS and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the CSIRT, including the Chief Information Security Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises, and cyber incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
Everest outsources certain business, technological and administrative functions and relies on third-party vendors to perform certain functions or provide certain services on its behalf. The Company negotiates contractual provisions to address identified cybersecurity risk(s) with third-party vendors. Third party security assessments of these vendors are also performed as part of the Company’s third-party vendor management processes. The Company also maintains processes to oversee and manage material risks from cybersecurity threats associated with its use of third-party service providers.

Everest provides resources and learning opportunities to educate all of our colleagues on how to identify, report, and be vigilant against cybersecurity threats in the workplace. In addition, we conduct cybersecurity incident simulation exercises with business, information technology, management, and other key stakeholders to practice and test response processes. Furthermore, the Company collaborates with industry associations, government and regulatory authorities, peer companies and external advisors to monitor the threat environment and to inform its cybersecurity practices.
For the year ended December 31, 2023, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. Accordingly, the Company’s Board, through the RMC, referenced above in ITEM 1 “Business” - Enterprise Risk Management, has ultimate responsibility for risk oversight, as described more fully in our Proxy Statement, while management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Company’s Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. The RMC, which oversees controls for the Company's major risk exposures, has principal responsibility for oversight of cybersecurity risk.
The Company also appointed a certified Chief Information Security Officer (“CISO”) with significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the Executive Risk Committee or ERC, referenced above in ITEM 1 “Business” - Enterprise Risk Management, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business of cybersecurity threats. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, report on material cybersecurity risks.
From a governance perspective, in addition to the CISO, senior members of Information Technology provide briefs on cybersecurity matters, the overall cyber resiliency posture of the Company, and the effectiveness of the Company’s cybersecurity program to the RMC. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda. The Company’s 29 other locations occupy a total of approximately 329,100 square feet, all of which are leased.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “EG”. The quarterly high and low closing market prices of Group’s common shares for the periods indicated were:

	2023		2022
	High	Low	High	Low
First Quarter	$390.84	$333.38	$304.72	$267.35
Second Quarter	387.10	332.87	307.10	265.00
Third Quarter	392.47	339.63	285.67	245.79
Fourth Quarter	414.59	350.69	337.94	260.84
Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2024 was 863. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.
Dividend History and Restrictions.
The Company’s Board has an established policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.55 per share for the first quarter of 2022, declared and paid its quarterly cash dividend of $1.65 per share for the second quarter of 2022 through the second quarter of 2023, and declared and paid its quarterly cash dividend of $1.75 per share for the remaining two quarters of 2023.
The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. See “Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data”- Note 17 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023	0	$—	0	1,228,908
February 1 - 28, 2023	44,937	$382.9829	0	1,228,908
March 1 - 31, 2023	6,273	$340.8460	0	1,228,908
April 1 - 30, 2023	78	$374.9276	0	1,228,908
May 1 - 31, 2023	619	$372.0318	0	1,228,908
June 1 - 30, 2023	205	$341.5675	0	1,228,908
July 1 - 31, 2023	69	$349.7200	0	1,228,908
August 1 - 31, 2023	0	$—	0	1,228,908
September 1 - 30, 2023	6,934	$377.3661	0	1,228,908
October 1 - 31, 2023	0	$—	0	1,228,908
November 1 - 30, 2023	3,750	$397.1126	0	1,228,908
December 1 - 31, 2023	84	$352.7550	0	1,228,908
Total	62,949	$—	0	1,228,908
(1) On May 22, 2020, the Company’s executive committee of the Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. As of December 31, 2023, the Company and/or its subsidiary Holdings have repurchased 30.8 million of the Company’s shares.
Recent Sales of Unregistered Securities.
None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2018 through December 31, 2023, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Everest Group, Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
211.53
207.21
182.39
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/18	12/19	12/20	12/21	12/22	12/23
Everest Group, Ltd.	100.00	130.16	113.17	135.62	167.77	182.39
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Property & Casualty Insurance	100.00	125.87	134.63	160.58	190.89	211.53
*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following is a discussion and analysis of our results of operations and financial condition for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under ITEM 8 of this Form 10-K. Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, comparisons between 2022 and 2021 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Industry Conditions.
The worldwide insurance and reinsurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of insurance and reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the insurance and reinsurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to insurance and reinsurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Gross written premiums	$16,637	$13,952	$13,050	19.2%	6.9%
Net written premiums	14,730	12,344	11,446	19.3%	7.9%

REVENUES:
Premiums earned	$13,443	$11,787	$10,406	14.0%	13.3%
Net investment income	1,434	830	1,165	72.7%	(28.8)%
Net gains (losses) on investments	(276)	(455)	258	(39.3)%	NM
Other income (expense)	(14)	(102)	37	(86.3)%	NM
Total revenues	14,587	12,060	11,866	20.9%	1.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	8,427	8,100	7,391	4.0%	9.6%
Commission, brokerage, taxes and fees	2,952	2,528	2,209	16.7%	14.5%
Other underwriting expenses	846	682	583	24.1%	17.0%
Corporate expenses	73	61	68	19.9%	(10.1)%
Interest, fees and bond issue cost amortization expense	134	101	70	33.2%	43.9%
Total claims and expenses	12,432	11,472	10,321	8.4%	11.2%

INCOME (LOSS) BEFORE TAXES	2,154	588	1,546	NM	(62.0)%
Income tax expense (benefit)	(363)	(9)	167	NM	NM
NET INCOME (LOSS)	$2,517	$597	$1,379	NM	(56.7)%

RATIOS:				Point Change
Loss ratio	62.7%	68.7%	71.0%	(6.0)	(2.3)
Commission and brokerage ratio	22.0%	21.4%	21.2%	0.6	0.2
Other underwriting expense ratio	6.3%	5.8%	5.6%	0.5	0.2
Combined ratio	90.9%	96.0%	97.8%	(5.1)	(1.8)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2023	2022	2021	2023/2022	2022/2021
Balance sheet data:
Total investments and cash	$37,142	$29,872	$29,673	24.3%	0.7%
Total assets	49,399	39,966	38,185	23.6%	4.7%
Loss and loss adjustment expense reserves	24,604	22,065	19,009	11.5%	16.1%
Total debt	3,385	3,084	3,089	9.8%	(0.2)%
Total liabilities	36,197	31,525	28,046	14.8%	12.4%
Shareholders' equity	13,202	8,441	10,139	56.4%	(16.8)%
Book value per share	304.29	215.54	258.21	41.2%	(16.5)%
(NM - not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 19.2% to $16.6 billion in 2023, compared to $14.0 billion in 2022, reflecting a $2.2 billion, or 23.9% increase in our reinsurance business and a $473 million, or 10.0%, increase in our insurance business. The increase in reinsurance premiums reflects growth across all lines of business, particularly property pro rata, and property excess of loss business. The increase in insurance premiums reflects growth across multiple lines of business, particularly specialty casualty business, property/short tail business and other specialty business, driven by positive rate and exposure increases, new business and strong renewal retention. Net written premiums increased by 19.3% to $14.7 billion in 2023, compared to $12.3 billion in 2022. Premiums earned increased by 14.0% to $13.4 billion in 2023, compared to $11.8 billion in 2022, which is consistent with the percentage changes in gross written premiums. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $14 million and other expense of $102 million in 2023 and 2022, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $24 million in 2023, partially offset by $8 million of income from Everest Group’s share of investment in the Mt. Logan segregated cells. We recognized foreign currency exchange expense of $103 million in 2022.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$7,963	59.2%		$(5)	—%		$7,958	59.2%
Catastrophes	470	3.5%		—	—%		470	3.5%
Total segment	$8,432	62.7%		$(5)	—%		$8,427	62.7%

2022
Attritional	$7,047	59.8%		$(2)	—%		$7,045	59.8%
Catastrophes	1,055	9.0%		—	—%		1,055	9.0%
Total segment	$8,102	68.8%		$(2)	—%		$8,100	68.7%

2021
Attritional	$6,265	60.2%		$(9)	(0.1)%		$6,256	60.1%
Catastrophes	1,135	10.9%		—	—%		1,135	10.9%
Total segment	$7,400	71.1%		$(9)	(0.1)%		$7,391	71.0%

Variance 2023/2022
Attritional	$916	(0.5)	pts	$(3)	—	pts	$912	(0.6)	pts
Catastrophes	(585)	(5.5)	pts	—	—	pts	(585)	(5.5)	pts
Total segment	$331	(6.0)	pts	$(3)	—	pts	$327	(6.0)	pts

Variance 2022/2021
Attritional	$782	(0.4)	pts	$7	0.1	pts	$789	(0.3)	pts
Catastrophes	(80)	(1.9)	pts	—	—	pts	(80)	(1.9)	pts
Total segment	$702	(2.3)	pts	$7	0.1	pts	$709	(2.2)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 4.0% to $8.4 billion in 2023, compared to $8.1 billion in 2022, primarily due to an increase of $916 million in current year attritional losses, partially offset by a decrease of $585 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned and changes in the mix of business. The current year catastrophe losses of $470 million in 2023 related primarily to the 2023 Turkey earthquakes ($103 million), Hurricane Otis ($100 million), the 2023 Italy convective storm ($57 million), the 2023 New Zealand storms ($45 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($32 million), and Hurricane Idalia ($23 million), with the remaining losses resulting from various storm events. The $1.1 billion of current year catastrophe losses in 2022 related primarily to Hurricane Ian ($699 million), the 2022 Australia floods ($88 million), the 2022 Western Europe hailstorms ($69 million), the 2022 South Africa flood ($50 million), the 2022 and the Western Europe Convective Storm ($35 million), with the remaining losses resulting from various storm events.

Catastrophe losses and loss expenses typically have a material effect on our incurred losses and loss adjustment expense results and can vary significantly from period to period. Losses from natural catastrophes contributed 3.5 percentage points to the combined ratio in 2023, compared with 9.0 percentage points in 2022. The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.2 billion issued in February 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material. As a result, no portion of the potential CAT bond recovery has been included in the Company’s current financial results.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 16.7% to $3.0 billion for the year ended December 31, 2023 compared to $2.5 billion for the year ended December 31, 2022. The increase was primarily due to the impact of the increase in premiums earned, changes in the mix of business and $94 million of profit commission expense incurred in 2023 related to prior year loss reserves releases recorded within the Reinsurance segment.
Other Underwriting Expenses. Other underwriting expenses were $846 million and $682 million in 2023 and 2022, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $73 million and $61 million for the years ended December 31, 2023 and 2022, respectively. The increase in 2023 compared to 2022 was mainly due to higher variable incentive compensation.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $134 million and $101 million in 2023 and 2022, respectively. The increase was primarily due to movements in the floating interest rate related to the long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 8.03% as of December 31, 2023 compared to 6.99% as of December 31, 2022.
Income Tax Expense (Benefit). Everest had an income tax benefit of $363 million and income tax benefit of $9 million in 2023 and 2022, respectively. An income tax benefit is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits in 2023 related to it. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allows companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023. The deferred tax assets or liabilities are then amortized in accordance with The 2023 Act.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $2.5 billion and $597 million in 2023 and 2022, respectively. The change was primarily driven by underwriting income of $1.2 billion and net investment income of $1.4 billion, partially offset by realized loss on investments of $276 million. Additionally, there was an income tax benefit of $363 million primarily driven by the 2023 Act further discussed within Income Tax Expense (Benefit) section above.
Ratios.
Our combined ratio decreased by 5.1 points to 90.9% in 2023, compared to 96.0% in 2022. The loss ratio component decreased by 6.0 points in 2023 over the same period last year mainly due to a decline of $585 million in catastrophe losses. The commission and brokerage ratio components increased to 22.0% in 2023 compared to 21.4% in 2022. The increase was mainly due to changes in the mix of business and profit commission expense related to prior year loss reserve releases within the Reinsurance segment. The profit commission increased the 2023 commission ratio by 70 basis points. The other underwriting expense ratio increased to 6.3% in 2023 compared to 5.8% in 2022. The increase was mainly due to higher insurance operations costs.
Shareholders’ Equity.
Shareholders’ equity increased by $4.8 billion to $13.2 billion at December 31, 2023 from $8.4 billion at December 31, 2022, principally as a result of $2.5 billion of net income, $1.4 billion from a public equity offering of shares, $1.0 billion of unrealized appreciation on available for sale fixed maturity portfolio net of tax and $59 million of net foreign currency translation adjustments, partially offset by $288 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 72.7% to $1.4 billion in 2023 compared with net investment income of $830 million in 2022. The increase was primarily the result of an additional $523 million of income from fixed maturity and short-term investments and an increase of $47 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturities	$1,153	$742	$561
Equity securities	3	16	17
Short-term investments and cash	140	28	1
Other invested assets
Limited partnerships	122	75	565
Other	59	29	63
Gross investment income before adjustments	1,477	890	1,208
Funds held interest income (expense)	10	2	12
Future policy benefit reserve income (expense)	(1)	—	(1)
Gross investment income	1,486	892	1,219
Investment expenses	53	62	54
Net investment income	$1,434	$830	$1,165
(Some amounts may not reconcile due to rounding.)
The following tables show a comparison of various investment yields for the periods indicated:

	2023	2022	2021
Annualized pre-tax yield on average cash and invested assets	4.1%	2.7%	4.4%
Annualized after-tax yield on average cash and invested assets	3.6%	2.3%	3.8%
Annualized return on invested assets	3.3%	1.2%	5.3%

	2023	2022	2021
Fixed income portfolio total return	6.8%	(5.9)%	0.5%
Bloomberg's Capital - U.S. aggregate index	5.5%	(13.0)%	(1.5)%

Common equity portfolio total return	17.6%	(18.5)%	19.0%
S&P 500 index	26.3%	(18.1)%	28.7%

Other invested asset portfolio total return	4.3%	4.5%	36.5%

The pre-tax equivalent total return for the bond portfolio was approximately 6.8% and (5.9)%, respectively, in 2023 and 2022. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2023/2022	2022/2021
(Dollars in millions)	2023	2022	2021	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$35	$40	$72	$(5)	$(32)
Losses	(327)	(127)	(55)	(200)	(72)
Total	(292)	(87)	17	(205)	(104)

Equity securities
Gains	8	165	42	(156)	123
Losses	—	(53)	(15)	53	(38)
Total	8	112	28	(104)	85

Other Invested Assets
Gains	—	18	10	(18)	8
Losses	—	(5)	(4)	5	(1)
Total	—	13	6	(13)	7

Short Term Investments
Gains	1	—	—	1	—
Losses	—	—	—	—	—
Total	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	44	223	124	(179)	99
Losses	(327)	(185)	(74)	(142)	(111)
Total	(283)	38	50	(322)	(12)

Allowance for credit losses	7	(33)	(28)	40	(5)

Gains (losses) from fair value adjustments
Fixed maturities	—	—	—	—	—
Equity securities	—	(460)	236	461	(696)
Total	—	(460)	236	461	(696)

Total net gains (losses) on investments	$(276)	$(455)	$258	$179	$(713)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments in 2023 primarily consist of $283 million of losses due to the disposition of investments, partially offset by a decrease to the allowance for credit losses of $7 million. The realized losses from dispositions of investments mainly related to the execution of a Company strategy to sell lower yielding investments in order to reinvest the proceeds at higher interest rates.
Segment Results.
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the UK and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

Our two operating segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2023/2022		2022/2021
(Dollars in millions)	2023	2022	2021	Variance	% Change	Variance	% Change
Gross written premiums	$11,460	$9,248	$9,018	$2,213	23.9%	$230	2.6%
Net written premiums	10,802	8,919	8,488	1,883	21.1%	431	5.1%

Premiums earned	$9,799	$8,598	$7,708	$1,201	14.0%	$890	11.5%
Incurred losses and LAE	5,696	5,966	5,543	(270)	(4.5)%	423	7.6%
Commission and brokerage	2,520	2,116	1,833	404	19.1%	283	15.4%
Other underwriting expenses	255	217	198	38	17.4%	19	9.9%
Underwriting gain (loss)	$1,328	$300	$135	$1,029	NM	$165	NM

					Point Chg		Point Chg
Loss ratio	58.1%	69.4%	71.9%		(11.3)		(2.5)
Commission and brokerage ratio	25.7%	24.6%	23.8%		1.1		0.8
Other underwriting expense ratio	2.6%	2.5%	2.6%		0.1		(0.1)
Combined ratio	86.4%	96.5%	98.3%		(10.1)		(1.8)
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 23.9% to $11.5 billion in 2023 from $9.2 billion in 2022. The increase in gross written premiums reflects growth across all lines of business, particularly property pro rata, and property excess of loss business. Net written premiums increased by 21.1% to $10.8 billion in 2023 compared to $8.9 billion in 2022. Premiums earned increased by 14.0% to $9.8 billion in 2023, compared to $8.6 billion in 2022. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023 period and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$5,644	57.6%		$(397)	(4.1)%		5,246	53.5%
Catastrophes	449	4.6%		—	—%		449	4.6%
Total segment	$6,093	62.2%		$(397)	(4.1)%		$5,696	58.1%

2022
Attritional	$5,031	58.5%		$5	0.1%		$5,036	58.6%
Catastrophes	930	10.8%		—	—%		930	10.8%
Total segment	$5,961	69.3%		$5	0.1%		$5,966	69.4%

2021
Attritional	$4,556	59.1%		$5	0.1%		$4,560	59.2%
Catastrophes	983	12.7%		—	—%		983	12.7%
Total segment	$5,538	71.8%		$5	0.1%		$5,543	71.9%

Variance 2023/2022
Attritional	$613	(0.9)	pts	$(402)	(4.1)	pts	$211	(5.0)	pts
Catastrophes	(481)	(6.2)	pts	—	—	pts	(481)	(6.2)	pts
Total segment	$132	(7.1)	pts	$(402)	(4.1)	pts	$(270)	(11.3)	pts

Variance 2022/2021
Attritional	$475	(0.6)	pts	$—	—	pts	$475	(0.6)	pts
Catastrophes	(53)	(1.9)	pts	—	—	pts	(53)	(1.9)	pts
Total segment	$423	(2.5)	pts	$—	—	pts	$423	(2.5)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 4.5% to $5.7 billion in 2023, compared to $6.0 billion in 2022. The decrease was primarily due to $397 million of favorable development on prior year attritional losses in 2023 and a decrease of $481 million in current year catastrophe losses, partially offset by an increase of $613 million in current year attritional losses. The favorable development mainly related to a combination of well seasoned mortgage and short-tail business. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $449 million in 2023 related primarily to the 2023 Turkey earthquakes ($103 million), Hurricane Otis ($100 million), the 2023 Italy convective storm ($57 million), the 2023 New Zealand storms ($43 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($27 million), and Hurricane Idalia ($23 million), with the remaining losses resulting from various storm events. The $930 million of current year catastrophe losses in 2022 related primarily to Hurricane Ian ($599 million), the 2022 Australia floods ($88 million), the Western Europe hailstorms ($69 million), the 2022 South Africa flood ($50 million), and the 2022 Western Europe Convective storm ($29 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage expense increased by 19.1% to $2.5 billion in 2023 compared to $2.1 billion in 2022. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. 2023 commissions include approximately $94 million of profit commission expense related to the release of prior year reserves. Segment other underwriting expenses increased to $255 million in 2023 from $217 million in 2022. The increase was in line with the increase in written premium attributable to the planned expansion of the business.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2023/2022		2022/2021
(Dollars in millions)	2023	2022	2021	Variance	% Change	Variance	% Change
Gross written premiums	$5,177	$4,704	$4,032	$473	10.0%	$672	16.7%
Net written premiums	3,929	3,426	2,958	503	14.7%	468	15.8%

Premiums earned	$3,644	$3,189	$2,698	$455	14.3%	$491	18.2%
Incurred losses and LAE	2,732	2,134	1,848	597	28.0%	286	15.5%
Commission and brokerage	432	413	376	19	4.6%	37	9.8%
Other underwriting expenses	591	464	385	126	27.1%	80	20.7%
Underwriting gain (loss)	$(109)	$178	$89	$(287)	NM	$89	99.4%

					Point Chg		Point Chg
Loss ratio	75.0%	66.9%	68.5%		8.1		(1.6)
Commission and brokerage ratio	11.8%	12.9%	13.9%		(1.1)		(1.0)
Other underwriting expense ratio	16.2%	14.6%	14.3%		1.6		0.3
Combined ratio	103.0%	94.4%	96.7%		8.6		(2.3)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 10.0% to $5.2 billion in 2023 compared to $4.7 billion in 2022. The increase in insurance premiums reflects growth across multiple lines of business, particularly specialty casualty, property/short tail business and other specialty business, driven by positive rate and exposure increases, new business and strong renewal retention. Net written premiums increased by 14.7% to $3.9 billion in 2023 compared to $3.4 billion in 2022. The higher percentage increase in net written premiums compared to gross written premiums was mainly due to higher net retention resulting from changes in the mix of business. Premiums earned increased 14.3% to $3.6 billion in 2023 compared to $3.2 billion in 2022. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$2,319	63.6%		$392	10.8%		$2,711	74.4%
Catastrophes	20	0.6%		—	—%		20	0.6%
Total segment	$2,339	64.2%		$392	10.8%		$2,732	75.0%

2022
Attritional	$2,016	63.2%		$(7)	(0.2)%		$2,009	63.0%
Catastrophes	125	3.9%		—	—%		125	3.9%
Total segment	$2,141	67.1%		$(7)	(0.2)%		$2,134	66.9%

2021
Attritional	$1,710	63.4%		$(14)	(0.5)%		$1,696	62.8%
Catastrophes	153	5.7%		—	—%		153	5.7%
Total segment	$1,862	69.0%		$(14)	(0.5)%		$1,848	68.5%

Variance 2023/2022
Attritional	$303	0.4	pts	$399	11.0	pts	$702	11.4	pts
Catastrophes	(105)	(3.4)	pts	—	—	pts	(105)	(3.4)	pts
Total segment	$198	(2.9)	pts	$399	11.0	pts	$597	8.0	pts

Variance 2022/2021
Attritional	$306	(0.2)	pts	$7	0.3	pts	$314	0.2	pts
Catastrophes	(28)	(1.7)	pts	—	—	pts	(28)	(1.7)	pts
Total segment	$279	(1.9)	pts	$7	0.3	pts	$286	(1.6)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 28.0% to $2.7 billion in 2023 compared to $2.1 billion in 2022. The increase was mainly due to unfavorable development on prior years attritional losses of $392 million in 2023, mainly related to casualty lines in accident years 2016 through 2019 that were impacted by social inflation and an increase of $303 million in current year attritional losses, partially offset by a decrease in current year catastrophe losses of $105 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned. The current year catastrophe losses of $20 million primarily related to the 2023 third quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 December U.S. East Coast flooding ($5 million), with the remaining losses resulting from various storm events. The $125 million of current year catastrophe losses in 2022 primarily related to Hurricane Ian ($99 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage increased by 4.6% to $432 million in 2023 compared to $413 million in 2022. Segment other underwriting expenses increased to $591 million in 2023 compared to $464 million in 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
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
It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2023, we had reinsurance loss reserves of $17.4 billion, of which $246 million were loss reserves for A&E liabilities, and insurance loss reserves of $7.0 billion. A detailed discussion of additional considerations related to A&E exposures follows later in this section.
The detailed data required to evaluate ultimate losses for our insurance business is accumulated from our underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses to us in many ways depending on the type of contract and the agreed or contractual reporting requirements. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into our records. For certain proportional contracts, we may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Our experienced Claims staff handles individual loss reports and supporting claim information. Based on our evaluation of a claim, we may establish additional case reserves (ACRs) in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, the Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of our ceding companies, particularly larger ceding companies, including on-site audits of domestic ceding companies.
We sort both our reinsurance and insurance reserves into exposure groupings for actuarial analysis. We assign our business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses. We periodically review our exposure groupings, and we may change our groupings over time as our business changes. We currently use over 200 exposure groupings to develop our reserve estimates. One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines. Casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Our estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.
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
Our key actuarial assumptions contain no explicit provisions for reserve uncertainty, nor do we supplement the actuarially determined reserves for uncertainty.
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
Given the inherent variability in our loss reserves, we have developed an estimated range of possible gross reserve levels. A table of ranges by segment, accompanied by commentary on potential and historical variability, is included in “Financial Condition - Loss and LAE Reserves”. The ranges are developed using the exposure groups used in the published global loss triangles. For each exposure group, our actuaries calculate a range of possible ultimate losses for each accident year. These ranges are calculated by applying a variety of different acceptable actuarial methods, and varying the parameter selections withing a reasonable set of possibilities. Our estimates of our reserve variability may not be comparable to those of other companies because there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves reflect our best point estimate of our liabilities and our actuarial methodologies focus on developing such point estimates. We calculate the ranges subsequently, based on the historical variability of such reserves.
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
Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows. See also ITEM 8, “Financial Statements and Supplementary Data” - Notes 1 and 4 of Notes to the Consolidated Financial Statements.
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
The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022	2021
Reinsurance	$2,610	$2,255	$2,055
Insurance	—	—	—
Total	$2,610	$2,255	$2,055
(Some amounts may not reconcile due to rounding.)
Investment Valuation. Our fixed income investments are classified for accounting purposes as either available for sale or held to maturity. The available for sale fixed maturity securities are carried at fair value and the held to maturity fixed maturity portfolio is carried at amortized cost, net of current expected credit allowance on our consolidated balance sheets. Our equity securities are all carried at fair value. Most securities we own are traded on national exchanges where market values are readily available. Some of our CMBS are valued using cash flow models and risk-adjusted discount rates. We hold some privately placed securities, less than 10% of the portfolio, which are either valued by investment advisors or the Company. In some instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. The Company has procedures in place to review the values received from its investment advisors. At December 31, 2023 and 2022, our investment portfolio included a total of $4.5 billion and $3.8 billion of limited partnership investments, whose values are reported pursuant to the equity method of accounting, and Company Owned Life Insurance (“COLI”) policies, whose values are reported at cash surrender value. We carry the limited partnership investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.
At December 31, 2023, we had net unrealized losses on our available for sale fixed maturity securities, net of tax, of $723 million compared to net unrealized losses on our available for sale fixed maturity securities, net of tax, of $1.7 billion at

December 31, 2022. Gains (losses) from market fluctuations on available for sale fixed maturity securities at fair value are reflected as accumulated other comprehensive income (loss) in the consolidated balance sheets. Market value declines for available for sale fixed income portfolio, which are considered credit related, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses. We consider many factors when determining whether a market value decline is credit related, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was not attributed to credit related factors.
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

Tax. With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits in 2023 related to it. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allows companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023. The deferred tax assets or liabilities are then amortized in accordance with The 2023 Act.

The net deferred tax assets principally relate to the identifiable intangible assets. We estimated the fair value of the identifiable intangible assets using discounted future cash flow models. The significant assumptions utilized in the discounted future cash flow models include the forecasted revenues and expected profits to be generated by the identifiable intangible assets and discount rates.
See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.
FINANCIAL CONDITION
Investments. Total investments were $35.7 billion at December 31, 2023, an increase of $7.2 billion compared to $28.5 billion at December 31, 2022. The rise in investments was primarily related to an increase in fixed maturity securities, short-term investments and other invested assets. The increases in fixed maturity securities and short-term investments were primarily driven by reinvestment of the Company’s operating cash flow of $4.6 billion in 2023.
The Company’s limited partnership investments are comprised of limited partnerships that invest in private equity, private credit and private real estate. Generally, the limited partnerships are reported on a month or quarter lag. We receive annual audited financial statements for all of the limited partnerships which are mostly prepared using fair value accounting in accordance with US GAAP guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.
The table below summarizes the composition and characteristics of our investment portfolio as of the dates indicated:

	At December 31,
	2023	2022
Fixed income portfolio duration (years)	3.3	3.1
Fixed income composite credit quality	AA-	A+

Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $2.3 billion at December 31, 2023 and $2.2 billion at December 31, 2022. At December 31, 2023, $413 million, or 18.3%, was recoverable from Mt. Logan Re collateralized segregated accounts; $266 million, or 11.8%, was recoverable from Munich Reinsurance America, Inc.; $185 million, or 8.2%, was recoverable from Associated Electric and Gas Insurance Services Limited; $163 million, or 7.2%, was recoverable from Endurance Assurance Corporation of America and $120 million or 5.3% was recoverable from Hannover Rueckversicherung Se. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $24.6 billion and $22.1 billion at December 31, 2023 and 2022, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At December 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,355	$11,051	$17,406	70.7%
Insurance	2,027	4,924	6,952	28.3%
Total Excluding A&E	8,383	15,975	24,357	99.0%
A&E	159	88	246	1.0%
Total including A&E	$8,541	$16,063	$24,604	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,044	$9,789	$15,834	71.9%
Insurance	1,863	4,090	5,954	26.9%
Total Excluding A&E	7,908	13,880	21,787	98.7%
A&E	138	140	278	1.3%
Total including A&E	$8,046	$14,019	$22,065	100.0%
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
The following table below represents the reserve levels and ranges for each of our business segments for the period indicated:

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2023
(Dollars in millions)	As Reported	Low Range %	Low Range	High Range %	High Range
Gross Reserves By Segment
Reinsurance	$17,406	-9.0%	$15,841	9.0%	$18,971
Insurance	6,952	-13.6%	6,004	13.6%	7,899
Total Gross Reserves (excluding A&E)	24,357	-10.3%	21,845	10.3%	26,870
A&E (All segments)	246	-22.9%	190	22.7%	302
Total Gross Reserves	$24,604	-10.4%	22,035	10.4%	27,173
(Some amounts may not reconcile due to rounding.)
(1)There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 9.0% to minus 13.6% for the low range and from plus 9.0% to plus 13.6% for the high range. Both the higher and lower ranges are associated with the Insurance segment. The size of the range is dependent upon the level of confidence associated with the reserve estimates. Within each range, management’s best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. There can be no assurance that our claim obligations will not vary outside of these ranges.
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
With respect to asbestos only, at December 31, 2023, we had net asbestos loss reserves of $209 million, or 90.4%, of total net A&E reserves, all of which was for assumed business.
See Note 4 of Notes to Consolidated Financial Statements for a summary of Asbestos and Environmental Exposures.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 6.5 years at December 31, 2023. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

LIQUIDITY AND CAPITAL RESOURCES
Capital.  Shareholders’ equity at December 31, 2023 and December 31, 2022 was $13.2 billion and $8.4 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies Bermuda Re and Everest Re are regulated by the Bermuda Monetary Authority (“BMA”) and the State of Delaware, Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the BMA and Everest Re is subject to the RBC developed by the The U.S. National Association of Insurance Commissioners (“NAIC”). Failure to meet the required statutory capital levels could result in various regulatory restrictions, including with respect to business activity and the payment of dividends to their parent companies.
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1) At December 31,		Everest Re (2) At December 31,
(Dollars in millions)	2023⁽³⁾	2022	2023	2022
Regulatory targeted capital	$—	$2,217	$4,242	$3,353
Actual capital	$3,722	$2,759	$6,963	$5,553
(1)Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)The 2023 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2023 actual capital will exceed the targeted capital level. In accordance with guidance issued by the BMA in February 2024, Bermuda Re has not reflected the impacts of the Economic Transition Adjustment recognized in response to the Bermuda Corporate Income Tax Act of 2023 (“the 2023 Act”) in its 2023 regulatory targeted capital or actual capital. The BMA expects to complete its assessment before the 2023 Act becomes effective and to issue directives within a timeline that will be compatible with the 2023 Act coming into effect.

Our financial strength ratings as determined by A.M. Best, Moody’s and Standard & Poor’s are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. See also ITEM 1, Business - “Financial Strength Ratings”.
We maintain our own economic capital models to monitor and project our overall capital as well as the capital at our operating subsidiaries. A key input to the economic models is projected income and this input is continually compared to actual results, which may require a change in the capital strategy.
In 2023, we repurchased no shares in the open market and paid $288 million in dividends. During 2022, we repurchased 241,273 shares for $61 million in the open market and paid $255 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of December 31, 2023, we had repurchased 30.8 million shares under this authorization.
On May 19, 2023, the Company completed the public offering of 4,140,000 common shares, which includes full exercise of the underwriters’ option to purchase an additional 540,000 common shares, at a public offering price of $360.00 per share. Total net proceeds from the public offering were $1,445 million, after underwriting discount and expenses. The Company intends to use the net proceeds from this offering for long-term reinsurance opportunities and continuing build out of the global insurance business.

We repurchased $6 million of our long-term subordinated notes during the third quarter of 2022 and recognized a gain of $1 million on the repurchase. We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

On October 4, 2021, we issued an additional $1.0 billion of 31 year senior notes with an interest coupon rate of 3.125%. These senior notes will mature on October 15, 2052 and will pay interest semi-annually.
Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $4.6 billion and $3.7 billion for the years ended December 31, 2023 and 2022, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $858 million and $677 million for the years ended December 31, 2023 and 2022, respectively and net tax payments of $196 million and $171 million for the years ended December 31, 2023 and 2022, respectively.
If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities - both short-term investments and longer-term maturities are available to supplement other operating cash flows. We do not expect to supplement negative insurance operations cash flows from investment dispositions.

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2023 and December 31, 2022, we held cash and short-term investments of $3.6 billion and $2.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2023, we had $1.3 billion of available for sale fixed maturity securities maturing within one year or less, $6.9 billion maturing within one to five years and $7.9 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities. Sales of securities might result in realized gains or losses. At December 31, 2023 we had $780 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.1 billion of pre-tax unrealized depreciation and $358 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing as well as the growth in business written. However, given catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, we also have multiple active credit facilities that provide commitments of up to $1.7 billion of collateralized standby letters of credit to support business written by our Bermuda operating subsidiaries. In addition, the Company has the ability to request access to an additional $240 million of uncommitted credit facilities, which would require approval from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date. See Note 7 - Credit Facilities for further details.
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
Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). We define PML as our anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the modeled simulated losses and the make-up of the in-force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve month period. In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to note that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.
From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.
Management estimates that the projected net economic loss from its largest 100-year event in a given zone is to an Earthquake event affecting California which represents approximately 7.8% of its December 31, 2023 shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance including catastrophe industry loss warranty cover, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, and 500 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.
Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including (re)insured company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company’s senior management. Management regularly reviews and revises these guidelines in response to changes in business unit product offerings, market conditions, risk versus reward analyses and our enterprise and underwriting risk management processes.
Our operating results and financial condition can be adversely affected by catastrophe and other large losses. We manage our exposure to catastrophes and other large losses by:
•selective underwriting practices;
•diversifying our risk portfolio by geographic area and by types and classes of business;
•limiting our aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;
•purchasing reinsurance and/or retrocessional protection to the extent that such coverage can be secured cost-effectively. See “Reinsurance and Retrocession Arrangements”.

We believe that our methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which is integrated with our enterprise risk management, underwriting and capital management plans. However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally. As a result, there can be no assurance that we will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount. Nor can there be assurance that we will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed our PML expectations by a significant amount.
The table below reflects our PML exposure, net of third-party reinsurance including catastrophe industry loss warranty cover, at various return periods for our top four zones/perils (as ranked by the largest 1 in 100 year economic loss) based on loss projection data as of January 1, 2024:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
California	Earthquake	$198	$930	$1,452	$2,047	$2,559
Southeast U.S.	Wind	608	965	1,363	1,877	2,050
Europe	Wind	210	489	716	1,056	1,213
Texas	Wind	178	460	746	1,297	1,816
The projected net economic losses, defined as PML exposures, net of third-party reinsurance including catastrophe industry loss warranty cover, reinstatement premiums and estimated income taxes, for the top four zones/perils scheduled above are as follows:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
California	Earthquake	$156	$660	$1,031	$1,447	$1,853
Southeast U.S.	Wind	419	651	899	1,250	1,421
Europe	Wind	169	371	532	779	906
Texas	Wind	132	334	525	866	1,245
We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to an earthquake event affecting California, where we estimate we have a PML exposure, net of third party reinsurance including catastrophe industry loss warranty cover, of $1.5 billion.
If such a single catastrophe loss were to occur, management estimates that the net economic loss to us would be approximately $1.0 billion. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.
We may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of our operations. Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions, availability and collectability of coverage, with the aim of securing cost effective protection from financially secure counterparts. The amount of reinsurance purchased has varied over time, reflecting our view of our exposures and the cost of reinsurance. In recent years, we have increased our use of reinsurance offered through capital market facilities.
We participate in “common account” retrocessional arrangements for certain reinsurance treaties whereby a ceding company purchases reinsurance for the benefit of itself and its reinsurers under one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

Information Technology.  Everest’s information technology is a key component of its business operations. Information technology systems and services are hosted at public and private cloud service providers across multiple data centers with processing performed at the office locations of our operating subsidiaries and branches. We have implemented security procedures, and regularly assess and enhance our security protocols, to ensure that our key business systems are protected, secured and backed up at off-site locations so that they can be restored promptly if necessary. We have business continuity plans and disaster recovery plans along with periodic testing of those plans to ensure we are capable of providing uninterrupted technology services in the event of major systems outages with alternative secure data centers available in case of broader outages.
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
Expected Cash Outflows.  The following table shows our significant expected cash outflows for the period indicated.

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$2,400	$—	$—	$—	$2,400
Long term notes	219	—	—	—	219
Federal Home Loan Bank of New York	819	819	—	—	—
Interest expense (1)	3,016	103	207	207	2,499
Operating lease agreements	178	24	40	32	83
Gross reserve for losses and LAE (2)	24,604	2,345	8,528	5,633	8,098
Total	$31,236	$3,292	$8,774	$5,871	$13,299
(Some amounts may not reconcile due to rounding.)
(1)Interest expense on long-term notes is calculated at the variable floating rate of 8.03% as of December 31, 2023.
(2)Loss and LAE reserves represent management’s best estimate of losses from claim and related settlement costs. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash flows uncertain. Therefore, the ultimate amount and timing of loss and LAE payments could differ from our estimates.
The cash outflows for senior notes and long-term notes are the responsibility of Holdings. We strive to ensure that we have sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations. Holdings generally depends upon dividends from Everest Re, its operating insurance subsidiary for its funding, capital contributions from Group or access to the capital markets. Our various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that we, and each of our entities, have sufficient financial resources or ready access thereto, to meet all obligations.
Dividends.
During 2023 and 2022, we declared and paid common shareholder dividends of $288 million and $255 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International, Everest Preferred International Holdings (“Preferred Holdings”), Everest Re Advisors Ltd. (“Advisors Re”) or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that

Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2023 and 2022, Everest Re paid $0 million and $250 million of cash dividends to Holdings. For the years ended December 31, 2023 and 2022, Bermuda Re paid cash dividends to Group of $235 million and $430 million, respectively; Everest International paid no cash dividends to Group; Preferred Holdings paid cash dividends to Group of $48 million and $46 million, respectively; Advisors Re paid cash dividends to Group of $67 million and $0 million, respectively; and Mt. Logan Re paid cash dividends to Group of $15 million and $0 million, respectively. See ITEM 1, “Business - Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 17 of Notes to Consolidated Financial Statements.
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
Interest Rate Risk.  Our $37.1 billion investment portfolio at December 31, 2023, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $6.2 billion of mortgage-backed securities in the $28.6 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.1 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated taking duration into account with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At December 31, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$32,813	$31,768	$30,722	$29,677	$28,631
Fair Value Change from Base (%)	6.8%	3.4%	—%	(3.4)%	(6.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,811	$905	$—	$(905)	$(1,811)

	Impact of Interest Rate Shift in Basis Points At December 31, 2022
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$25,618	$24,863	$24,107	$23,352	$22,596
Fair Value Change from Base (%)	6.3%	3.1%	—%	(3.1)%	(6.3)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,316	$658	$—	$(658)	$(1,316)
We had $24.6 billion and $22.1 billion of gross reserves for losses and LAE as of December 31, 2023 and 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.3 billion resulting in a discounted reserve balance of approximately $18.3 billion, representing approximately 59.3% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with US GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent At December 31, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(1,022)	$(511)	$—	$511	$1,022

	Change in Foreign Exchange Rates in Percent At December 31, 2022
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(814)	$(407)	$—	$407	$814
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting.
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we have determined that there has been no such change during the fourth quarter.
ITEM 9B.    OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Additionally, as part of Everest’s commitment to ethical standards of business and compliance with applicable laws, rules and regulations, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and third-party contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is included in the Ethics and Guidelines and Index to Compliance Policies and Procedures filed as Exhibit 14.1 to this Annual Report on Form 10-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the sections captioned “Information Concerning Director Nominees”, “Information Concerning Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2024 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2023 (the “Proxy Statement”), which sections are incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Reference is made to the sections captioned “Compensation Committee Report”, “Directors’ Compensation”, “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which are incorporated herein by reference.

On November 1, 2023, the Company’s Board adopted an updated Clawback Policy (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act and the listing standards adopted by the New York Stock Exchange.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (as defined in the Clawback Policy) of the Company (“Section 16 Officers”) in the event that the Company is required to prepare an accounting restatement.

The foregoing description of the Clawback Policy is a summary only and is qualified in its entirety by reference to the full text of the Clawback Policy and the form of Acknowledgment, copies of which are filed as Exhibit 97 to this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Reference is made to the applicable sections in the Proxy Statement, which are incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the applicable sections in the Proxy Statement, which are incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

EVEREST GROUP, LTD.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade (President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	February 28, 2024
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	February 28, 2024
Robert J. Freiling

/S/ JOSEPH V. TARANTO	Chairman	February 28, 2024
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	February 28, 2024
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	February 28, 2024
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	February 28, 2024
John A. Graf

/S/ MERYL HARTZBAND	Director	February 28, 2024
Meryl Hartzband

/S/ GERALDINE LOSQUADRO	Director	February 28, 2024
Geraldine Losquadro

/S/ HAZEL McNEILAGE	Director	February 28, 2024
Hazel McNeilage

/S/ ROGER M. SINGER	Director	February 28, 2024
Roger M. Singer

INDEX TO EXHIBITS

Exhibit No.

2.1
Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1	Memorandum of Association of Everest Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.2
Bye-Laws of Everest Group, Ltd., incorporated herein by reference to exhibit 3.2 to the Everest Group, Ltd., Quarterly Report for Form 10-Q for the quarter ended June 30, 2011 (the “second quarter 2011 10-Q”)

4.1	Specimen Everest Group, Ltd. common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

4.2
Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3
Fourth Supplemental Indenture relating to Holdings $400.0 million 4.868% Senior Notes due June 1, 2044, dated June 5, 2014, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on June 5, 2014

4.4
Fifth Supplemental Indenture relating to Holdings $1.0 billion 3.5% Senior Notes due October 15, 2050, dated October 7, 2020, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 7, 2020

4.5
Sixth Supplemental Indenture relating to Holdings $1.0 billion 3.125% Senior Notes due October 15, 2052, dated October 4, 2021, between Holdings and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 4, 2021

*10.1
Everest Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”)

*10.2	Everest Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

*10.3
Form of Non-Qualified Stock Option Award Agreement under the Everest Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.4
Amendment of Everest Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*10.5
Form of Restricted Stock Award Agreement under the Everest Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on September 22, 2005

10.6
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Group, Ltd. Form 8-K filed on March 31, 2009

*10.7	Everest Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. second quarter 2009 10-Q

*10.8	Everest Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Group, Ltd. Form S-8 filed on September 30, 2010

*10.9
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

*10.10
Amendment of Everest Group, Ltd. 2010 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix A to the 2015 Proxy Statement filed on April 10, 2015

*10.11
Amendment of Everest Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 13, 2015, incorporated herein by reference to Appendix B to the 2015 Proxy Statement filed on April 10, 2015

*10.12
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on December 8, 2015

10.13
Standby Letter of Credit, dated November 9, 2015, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £175.0 million four year credit facility, incorporated herein by reference to Exhibit 10.23 to Everest Group, Ltd. Annual Report on Form 10-K- for the year ended December 31, 2015 filed on February 29, 2016

*10.14
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on February 17, 2016

*10.15	Employment agreement between Everest Global Services, Inc. and Craig Howie, dated April 7, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on April 8, 2016

10.16
Credit Agreement, dated May 26, 2016, between Everest Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent, providing for an $800.0 million four year senior credit facility, incorporated herein by reference to Exhibit 10.31 to Everest Group, Ltd. Form 10-Q filed on August 9, 2016. This new agreement replaces the June 22, 2012 four year, $800.0 million senior credit facility

*10.17
Chairmanship agreement between Everest Group, Ltd. and Joseph V. Taranto, dated August 15, 2016 and effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on August 16, 2016

*10.18
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated October 21, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 26, 2016

*10.19
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on January 6, 2017

10.20
Amendment of Standby Letter of Credit, dated May 17, 2017, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £145.0 million four year credit facility, herein by reference to Exhibit 10.1 to Everest Group, Ltd., Form 10-Q filed on August 9, 2017

*10.21
Amendment of employment agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on November 20, 2017

10.22
Bye-Law waiver agreement between Everest Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Group, Ltd., Form 8-K filed on December 4, 2017

10.23
Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Group, Ltd., Form 10-K filed on March 1, 2018

10.24
Amendment of Standby Letter of Credit, dated November 9, 2018, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £30.0 million four year credit facility, incorporated herein by reference to exhibit 10.33 to the Everest Group, Ltd., Form 10-K filed on March 1, 2019

10.25
Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to exhibit 10.34 to the Everest Group, Ltd., Form 10-K filed on March 1, 2019

*10.26	Employment agreement between Everest Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Group Ltd. Form 8-K filed on August 8, 2019.

10.27
Amendment of Standby Letter of Credit, dated November 7, 2019, between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £47.0 million four year credit facility, incorporated herein by reference to Exhibit 10.30 to the Everest Group, Ltd. Form 10-K filed on March 2, 2020

10.28
Amendment of Committed Facility Letter, dated December 31, 2019, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.31 to the Everest Group, Ltd. Form 10-K filed on March 2, 2020

10.29	Everest Group, Ltd. 2020 Stock Incentive Plan for employees is incorporated herein by reference to Appendix A of the 2021 Proxy Statement filed on April 9, 2021

10.30
Amendment of Standby Letter of Credit, dated May 7, 2020 between Everest International Reinsurance, Ltd. and Lloyds Bank, Plc. providing £52.175 million four year credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on August 10, 2020

10.31	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

10.32	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

10.33
Amendment of Committed Facility Letter, dated December 9, 2020 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.34 to Everest Group, Ltd. Form 10-K filed on March 1, 2021

10.34
Credit facility agreement dated February 23, 3021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 10, 2021

10.35
Amendment of Credit Facility agreement, dated May 5, 2021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $500.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on August 5, 2021

10.36
Credit Facility agreement, dated August 9, 2021 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing up to $230.0 million committed credit facility and $140.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.37
Credit Facility agreement, dated August 27, 2021 between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.38
Credit Facility agreement, dated October 8, 2021 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.39 to Everest Group, Ltd. Form 10-K filed on February 28, 2022

10.39
Credit Facility agreement, dated November 3, 2021 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.40 to Everest Group, Ltd. Form 10-K filed on February 28, 2022

10.40
Credit Facility agreement, dated November 21, 2022 between Everest Reinsurance (Bermuda), Ltd. and Nordea Bank ABP, New York Branch providing up to $200.0 million of committed credit facility and $100.0 million of additional uncommitted credit facility, filed herewith

10.41
Amendment of Credit Facility agreement, dated December 30, 2022, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, providing up to $150.0 million of committed, unsecured credit facility, filed herewith

10.42	Employment agreement between Everest Global Services, Inc. and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

10.43
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

10.43
Standby Letter of Credit, dated August 18, 2023 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $250.0 million of unsecured letters of credit, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on November 1, 2023

10.44
Amended and restated standby letter of credit agreement between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc to add Everest Insurance (Ireland), dac (the new account party) as an account party with $15.0 million sublimit for the issuance of letters of credit, filed herewith

10.45	Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, filed herewith

14.1	Ethics Guidelines and Index to Compliance Policies

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Juan C. Andrade, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic, furnished herewith

97.1	Everest Group, Ltd. Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
*Management contract or compensatory plan or arrangement.

EVEREST GROUP, LTD.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Everest Group, Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Everest Group, Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 4 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both its insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2023 was $24.6 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the methodologies and the significant assumptions related to expected loss ratios and historical trends, such as reserving patterns, loss payments and product mix, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of methodologies and development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in performing procedures for a sample of products and lines of business including: (i) evaluating management’s methodologies and assumptions related to expected loss ratios and historical trends, such as, reserving patterns, loss payment and product mix used for determining reserves for losses and loss adjustment expenses and (ii) developing an independent estimate of the reserve for losses and loss adjustment expenses and comparing the independent estimate to management’s actuarially determined reserves.

Measurement of Deferred Tax Assets related to Certain Identifiable Intangible Assets in Certain Bermuda Entities

As described in Note 16 to the consolidated financial statements, management evaluated the enactment of the Bermuda Corporate Income Tax Act of 2023 and recorded $578 million of net deferred tax assets as of December 31, 2023. Through the Economic Transition Adjustment, the Act allows a company to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and other assets and liabilities, based on fair value as of September 30, 2023. The deferred tax assets or liabilities are then amortized in accordance with the Act. As disclosed by management, the net deferred tax assets principally relate to the identifiable intangible assets. Management estimated the fair value of the identifiable intangible assets using discounted future cash flow models. The significant assumptions utilized in the discounted future cash flow models included the forecasted revenues and expected profits to be generated by the identifiable intangible assets and discount rates.

The principal considerations for our determination that performing procedures relating to the measurement of deferred tax assets related to certain identifiable intangible assets in certain Bermuda entities is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the identifiable intangible assets, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenues and expected profits to be generated by the identifiable intangible assets and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the enactment of the Bermuda Corporate Income Tax Act of 2023, including controls over the valuation of certain identifiable intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the certain identifiable intangible assets of certain Bermuda entities, (ii) evaluating the appropriateness of the discounted future cash flow models used by management, (iii) testing the completeness and accuracy of the data used in the models, (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenues and expected profits to be generated by the identifiable intangible assets and the discount rates. Evaluating management’s assumptions related to the forecasted revenues and expected profits to be generated by the identifiable intangible assets involved evaluating whether the assumptions used were reasonable considering (i) their consistency with historical revenue and profits generated by the certain Bermuda entities and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the appropriateness of the discounted future cash flow models and (ii) the reasonableness of the discount rate assumptions.
/s/PricewaterhouseCoopers LLP
New York, New York
February 28, 2024
We have served as the Company’s or its predecessor's auditor since 1996.

EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except par value per share)	2023	2022
ASSETS:
Fixed maturities - available for sale, at fair value	$27,740	$22,236
(amortized cost: 2023, $28,568; 2022, $24,191, credit allowances: 2023, $(48); 2022, $(54))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2023, $854; 2022, $821, net of credit allowances: 2023, $(8); 2022, $(9))	855	839
Equity securities, at fair value	188	281
Other invested assets	4,794	4,085
Short-term investments	2,127	1,032
Cash	1,437	1,398
Total investments and cash	37,142	29,872
Accrued investment income	324	217
Premiums receivable (net of credit allowances: 2023, $(41); 2022, $(29))	4,768	3,619
Reinsurance paid loss recoverables (net of credit allowances: 2023, $(26); 2022, $(23))	164	136
Reinsurance unpaid loss recoverables	2,098	2,105
Funds held by reinsureds	1,135	1,056
Deferred acquisition costs	1,247	962
Prepaid reinsurance premiums	713	610
Income tax asset, net	868	459
Other assets (net of credit allowances: 2023, $(9); 2022, $(5))	941	930
TOTAL ASSETS	$49,399	$39,966

LIABILITIES:
Reserve for losses and loss adjustment expenses	$24,604	$22,065
Unearned premium reserve	6,622	5,147
Funds held under reinsurance treaties	24	13
Amounts due to reinsurers	650	567
Losses in course of payment	171	74
Senior notes	2,349	2,347
Long-term notes	218	218
Borrowings from FHLB	819	519
Accrued interest on debt and borrowings	22	19
Unsettled securities payable	137	1
Other liabilities	582	555
TOTAL LIABILITIES	36,197	31,525

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2023) 74.2 and (2022) 69.9
outstanding before treasury shares	1	1
Additional paid-in capital	3,773	2,302
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(99) at 2023 and $(250) at 2022	(934)	(1,996)
Treasury shares, at cost: 30.8 shares (2023) and 30.8 shares (2022)	(3,908)	(3,908)
Retained earnings	14,270	12,042
Total shareholders' equity	13,202	8,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,399	$39,966
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2023	2022	2021
REVENUES:
Premiums earned	$13,443	$11,787	$10,406
Net investment income	1,434	830	1,165
Total net gains (losses) on investments	(276)	(455)	258
Other income (expense)	(14)	(102)	37
Total revenues	14,587	12,060	11,866

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	8,427	8,100	7,391
Commission, brokerage, taxes and fees	2,952	2,528	2,209
Other underwriting expenses	846	682	583
Corporate expenses	73	61	68
Interest, fees and bond issue cost amortization expense	134	101	70
Total claims and expenses	12,432	11,472	10,321

INCOME (LOSS) BEFORE TAXES	2,154	588	1,546
Income tax expense (benefit)	(363)	(9)	167

NET INCOME (LOSS)	$2,517	$597	$1,379

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	743	(2,037)	(488)
Reclassification adjustment for realized losses (gains) included in net income (loss)	244	89	4
Total URA(D) on securities arising during the period	986	(1,948)	(485)

Foreign currency translation and other adjustments	59	(77)	(62)

Benefit plan actuarial net gain (loss) for the period	15	15	17
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2	2	6
Total benefit plan net gain (loss) for the period	17	17	23
Total other comprehensive income (loss), net of tax	1,063	(2,008)	(523)

COMPREHENSIVE INCOME (LOSS)	$3,580	$(1,411)	$856

EARNINGS PER COMMON SHARE:
Basic	$60.19	$15.19	$34.66
Diluted	60.19	15.19	34.62
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except dividends per share amounts)	2023	2022	2021
COMMON SHARES (shares outstanding):
Balance beginning of period	39	39	40
Issued (redeemed) during the period, net	4	—	—
Treasury shares acquired	—	—	(1)
Balance end of period	43	39	39

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1
Issued during the period, net	—	—	—
Balance end of period	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	2,302	2,274	2,245
Public offering of shares	1,445	—	—
Share-based compensation plans	26	28	29
Balance end of period	3,773	2,302	2,274

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,996)	12	535
Net increase (decrease) during the period	1,063	(2,008)	(523)
Balance end of period	(934)	(1,996)	12

RETAINED EARNINGS:
Balance beginning of period	12,042	11,700	10,567
Net income (loss)	2,517	597	1,379
Dividends declared ($6.80 per share 2023, $6.50 per share 2022 and $6.20 per share 2021)	(288)	(255)	(247)
Balance end of period	14,270	12,042	11,700

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,847)	(3,622)
Purchase of treasury shares	—	(61)	(225)
Balance end of period	(3,908)	(3,908)	(3,847)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$13,202	$8,441	$10,139
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,517	$597	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(1,064)	(435)	(649)
Decrease (increase) in funds held by reinsureds, net	(66)	(197)	(151)
Decrease (increase) in reinsurance recoverables	143	(413)	(125)
Decrease (increase) in income taxes	(559)	(181)	68
Decrease (increase) in prepaid reinsurance premiums	(46)	(166)	(128)
Increase (decrease) in reserve for losses and loss adjustment expenses	2,256	3,477	2,805
Increase (decrease) in unearned premiums	1,387	655	1,146
Increase (decrease) in amounts due to reinsurers	18	201	186
Increase (decrease) in losses in course of payment	93	(186)	134
Change in equity adjustments in limited partnerships	(168)	(94)	(613)
Distribution of limited partnership income	120	180	211
Change in other assets and liabilities, net	(339)	(297)	(292)
Non-cash compensation expense	49	45	43
Amortization of bond premium (accrual of bond discount)	(64)	55	76
Net (gains) losses on investments	276	455	(258)
Net cash provided by (used in) operating activities	4,553	3,695	3,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,310	2,626	3,893
Proceeds from fixed maturities sold - available for sale	3,849	1,403	1,916
Proceeds from fixed maturities matured/called/repaid - held to maturity	105	39	—
Proceeds from equity securities sold	126	2,217	990
Distributions from other invested assets	245	266	257
Cost of fixed maturities acquired - available for sale	(10,653)	(7,344)	(8,825)
Cost of fixed maturities acquired - held to maturity	(112)	(153)	—
Cost of equity securities acquired	(17)	(1,003)	(1,098)
Cost of other invested assets acquired	(902)	(1,547)	(757)
Net change in short-term investments	(1,034)	149	(43)
Net change in unsettled securities transactions	181	(71)	(203)
Net cash provided by (used in) investing activities	(5,902)	(3,418)	(3,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(23)	(17)	(14)
Proceeds from public offering of common shares	1,445	—	—
Purchase of treasury shares	—	(61)	(225)
Dividends paid to shareholders	(288)	(255)	(247)
Proceeds from issuance of senior notes	—	—	968
Cost of debt repurchase	—	(6)	—
Net FHLB borrowings (repayments)	300	—	209
Cost of shares withheld on settlements of share-based compensation awards	(24)	(20)	(17)
Net cash provided by (used in) financing activities	1,409	(359)	674

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23)	39	1

Net increase (decrease) in cash	38	(42)	639
Cash, beginning of period	1,398	1,441	802
Cash, end of period	$1,437	$1,398	$1,441

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$196	$171	$98
Interest paid	130	98	62

NON-CASH TRANSACTIONS:
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$—	$722	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.Business and Basis of Presentation.
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.
Effective July 10, 2023, the Company changed Group’s name to Everest Group, Ltd. from Everest Re Group, Ltd. and started trading under a new ticker symbol (NYSE: EG) to reflect the evolution, global growth and diversification strategy of the Company.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Service Company (UK), Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Everest Compañia de Seguros Generales Chile S.A. (“Everest Chile”), Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Salus Systems, LLC (“Salus”), Everest International Assurance, Ltd. (Bermuda) (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Security Insurance Company (“Everest Security”), Everest Service Company Mexico, and Everest Service Company Colombia.  All intercompany accounts and transactions have been eliminated. All amounts are reported in U.S. dollars.
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
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2023 presentation.
B.Investments and Cash.
Fixed maturity securities designated as available for sale reflect unrealized appreciation and depreciation, as a result of changes in fair value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in fair value. Non-credit related declines in fair value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the impaired security or is more likely than not to be required to sell the security before an anticipated recovery in value, the Company records the entire impairment in net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss). The determination of credit related or non-credit related impairment is first based on an assessment of qualitative factors, which may determine that a qualitative analysis is sufficient to support the conclusion that the present value of expected cash flows equals or exceeds the security’s amortized cost basis. However, if the qualitative assessment suggests a credit loss may exist, a quantitative assessment is performed, and the amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss).
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
Short-term investments comprise securities due to mature within one year from the date of purchase and are stated at cost, which approximates fair value.
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

Other invested assets include limited partnerships, corporate-owned life insurance (“COLI’), rabbi trusts and other investments. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag and are included within net investment income. Corporate-owned life insurance policies are carried at policy cash surrender value and changes in the policy cash surrender value are included within net investment income.
Cash includes cash on hand. Restricted cash is included within cash in the consolidated balance sheets and represents amounts held for the benefit of third parties that is legally or contractually restricted as to its withdrawal or usage. Amounts include trust funds set up for the benefit of ceding companies.
C.Allowance for Premium Receivable and Reinsurance Recoverables.
The Company applies the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts.
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders/ cedents. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. For these balances, the allowance is estimated based on recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate.
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
D.Deferred Acquisition Costs.
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
E.Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience.  Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures, COVID-19 and other exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 4.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.
Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract.  Changes in estimates for such arrangements are recorded as commission expense.  Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.
F.Premium Revenues.
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

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023 period and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
G.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2023 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.
H.Income Taxes.
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

As a result of Bermuda enacting a corporate income tax effective January 1, 2025, Group subsidiaries in Bermuda will file and pay income taxes subsequent to that date.
As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from Accumulated Other Comprehensive Income.
I.Foreign Currency.
The Company transacts business in numerous currencies through business units located around the world.  The functional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to transactions in currencies other than a business unit’s functional currency for monetary assets and liabilities are remeasured through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale fixed maturities securities, which are excluded from net income (loss) and accumulated in shareholders’ equity, net of deferred taxes.
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated as a separate component of other comprehensive income (loss) in shareholders’ equity.
J.Earnings Per Common Share.
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Amounts in millions, except per share amounts)	2023	2022	2021
Net income (loss) per share:
Numerator
Net income (loss)	$2517	$597	$1379
Less: dividends declared-common shares and unvested common shares	(288)	(255)	(247)
Undistributed earnings	2,229	342	1,132
Percentage allocated to common shareholders (1)	98.8%	98.7%	98.7%
	2,203	337	1,117
Add: dividends declared-common shareholders	285	252	244
Numerator for basic and diluted earnings per common share	$2,488	$589	$1,361

Denominator
Denominator for basic earnings per weighted-average common shares	41.3	38.8	39.3
Effect of dilutive securities:
Options	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	41.3	38.8	39.3

Per common share net income (loss)
Basic	$60.19	$15.19	$34.66
Diluted	$60.19	$15.19	$34.62

(1)Basic weighted-average common shares outstanding	41.3	38.8	39.3
Basic weighted-average common shares outstanding and unvested common shares expected to vest	41.8	39.3	39.8
Percentage allocated to common shareholders	98.8%	98.7%	98.7%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of December 31, 2023 and 2022, respectively.
Options granted under share-based compensation plans have all expired as of September 19, 2022. There were no anti-diluted options outstanding as of December 31, 2021.
K.Segmentation.
The Company, through its subsidiaries, operates in two segments: Reinsurance and Insurance. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively. See also Note 6.
L.Share-Based Compensation.
Share-based compensation stock option, restricted share and performance share unit awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 14.
M.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact in 2023.

Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2023 by the Financial Accounting Standards Board on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after

2023. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
2.    INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,045	$—	$3	$(52)	$996
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	7,587	(47)	135	(322)	7,353
Asset-backed securities	5,644	—	25	(51)	5,618
Mortgage-backed securities
Commercial	1,091	—	1	(92)	1,000
Agency residential	4,869	—	55	(229)	4,695
Non-agency residential	431	—	14	(2)	443
Foreign government securities	2,042	—	33	(108)	1,967
Foreign corporate securities	5,720	(1)	92	(271)	5,540
Total fixed maturity securities - available for sale	$28,568	$(48)	$358	$(1,137)	$27,740
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,334	$—	$6	$(82)	$1,257
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	7,044	(45)	31	(561)	6,469
Asset-backed securities	4,229	—	5	(171)	4,063
Mortgage-backed securities
Commercial	1,023	—	—	(105)	919
Agency residential	3,382	—	7	(290)	3,099
Non-agency residential	5	—	—	(1)	4
Foreign government securities	1,586	—	8	(179)	1,415
Foreign corporate securities	5,143	(10)	23	(562)	4,596
Total fixed maturity securities - available for sale	$24,191	$(54)	$81	$(1,982)	$22,236
(Some amounts may not reconcile due to rounding.)

The following table shows amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	609	(5)	4	(10)	597
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$864	$(8)	$12	$(13)	$854
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	661	(6)	2	(15)	642
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$848	$(9)	$3	$(22)	$821
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$1,289	$1,261	$1,331	$1,314
Due after one year through five years	7,094	6,858	8,131	7,546
Due after five years through ten years	5,613	5,405	4,636	4,057
Due after ten years	2,537	2,460	1,454	1,233
Asset-backed securities	5,644	5,618	4,229	4,063
Mortgage-backed securities
Commercial	1,091	1,000	1,023	919
Agency residential	4,869	4,695	3,382	3,099
Non-agency residential	431	443	5	4
Total fixed maturity securities -available for sale	$28,568	$27,740	$24,191	$22,236
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	59	58	63	61
Due after five years through ten years	43	42	43	41
Due after ten years	127	131	68	65
Asset-backed securities	609	597	661	642
Mortgage-backed securities
Commercial	21	21	7	7
Total fixed maturity securities - held to maturity	$864	$854	$848	$821
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2023, $42 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of December 31, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of December 31, 2023.
The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$1,129	$(2,225)
Change in unrealized appreciation (depreciation), pre-tax	1,129	(2,225)
Deferred tax benefit (expense)	(142)	277
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$986	$(1,948)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$122	$(3)	$772	$(49)	$893	$(52)
Obligations of U.S. states and political subdivisions	3	—	74	(11)	77	(11)
Corporate securities	1,019	(58)	2,780	(263)	3,799	(321)
Asset-backed securities	196	(2)	2,014	(49)	2,210	(51)
Mortgage-backed securities
Commercial	181	(19)	742	(73)	923	(92)
Agency residential	423	(4)	2,126	(225)	2,549	(229)
Non-agency residential	126	(1)	4	—	130	—
Foreign government securities	172	(7)	985	(101)	1,156	(108)
Foreign corporate securities	324	(6)	2,726	(265)	3,050	(271)
Total	$2,564	$(101)	$12,222	$(1,035)	$14,787	$(1,136)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$2,566	$(102)	$12,222	$(1,035)	$14,789	$(1,137)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$184	$(3)	$773	$(30)	$958	$(33)
Due in one year through five years	699	(18)	3,841	(271)	4,540	(289)
Due in five years through ten years	328	(15)	2,306	(310)	2,633	(325)
Due after ten years	429	(39)	417	(77)	845	(116)
Asset-backed securities	196	(2)	2,014	(49)	2,210	(51)
Mortgage-backed securities	729	(24)	2,872	(298)	3,601	(323)
Total	$2,564	$(101)	$12,222	$(1,035)	$14,787	$(1,136)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$2,566	$(102)	$12,222	$(1,035)	$14,789	$(1,137)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2023 were $14.8 billion and $1.1 billion, respectively. The fair value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2023, did not exceed 3.0% of the overall market value of the Company’s fixed maturity securities. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.7% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $102 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $86 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $1.0 billion of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.0 billion were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2022 were $19.6 billion and $2.0 billion, respectively. The fair value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2022, did not exceed 5.2% of the overall fair value of the Company’s fixed maturity securities. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.2% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $1.2 billion of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.1 billion were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $764 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $732 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturities	$1,153	$742	$561
Equity securities	3	16	17
Short-term investments and cash	140	28	1
Other invested assets
Limited partnerships	122	75	565
Other	59	29	63
Gross investment income before adjustments	1,477	890	1,208
Funds held interest income (expense)	10	2	12
Future policy benefit reserve income (expense)	(1)	—	(1)
Gross investment income	1,486	892	1,219
Investment expenses	53	62	54
Net investment income	$1,434	$830	$1,165
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
The Company had contractual commitments to invest up to an additional $2.8 billion in limited partnerships and private placement loans at December 31, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.
During the fourth quarter of 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at policy cash surrender value of $1.3 billion and $939 million as of December 31, 2023 and December 31, 2022, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of December 31, 2023 and 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2023 and 2022 is limited to the total carrying value of $4.8 billion and $4.1 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets.

As of December 31, 2023, the Company has outstanding commitments totaling $2.1 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are classified as fixed maturities - available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturity securities
Allowance for credit losses	$7	$(33)	$(28)
Net realized gains (losses) from dispositions	(292)	(87)	17
Gains (losses) from fair value adjustments	—	—	—
Equity securities:
Net realized gains (losses) from dispositions	8	112	28
Gains (losses) from fair value adjustments	—	(460)	236
Other invested assets	—	13	6
Short-term investments gain (loss)	—	—	—
Total net gains (losses) on investments	$(276)	$(455)	$258
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2023
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning Balance	$(45)	$—	$(10)	$(54)
Credit losses on securities where credit losses were not previously recorded	(23)	—	—	(24)
Increases in allowance on previously impaired securities	(1)	—	—	(1)
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	22	—	8	30

Balance, end of period	$(47)	$—	$(1)	$(48)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Twelve Months Ended December 31, 2023
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning Balance	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit losses were not previously recorded	—	—	—	—
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	1	—	1

Balance, end of period	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2022
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning Balance	$(19)	$(8)	$(3)	$(30)
Credit losses on securities where credit losses were not previously recorded	(11)	—	(16)	(26)
Increases in allowance on previously impaired securities	(20)	—	(1)	(21)
Decreases in allowance on previously impaired securities
Reduction in allowance due to disposals	6	8	10	23

Balance, end of period	$(45)	$—	$(10)	$(54)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Twelve Months Ended December 31, 2022
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning Balance	$—	$—	$—	$—
Credit losses on securities where credit losses were not previously recorded	(2)	(6)	(1)	(9)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously
Reduction in allowance due to disposals	—	—	—	—

Balance, end of period	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses, from sales of fixed maturity securities - available for sale and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Proceeds from sales of fixed maturity securities - available for sale	$3,849	$1,403	$1,916
Gross gains from sales	35	40	72
Gross losses from sales	(327)	(127)	(55)

Proceeds from sales of equity securities	$126	$2,217	$990
Gross gains from sales	8	165	42
Gross losses from sales	—	(53)	(15)
Securities with a carrying value amount of $1.4 billion at December 31, 2023 were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 10.
3.    FAIR VALUE
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
The Company’s fixed maturity and equity securities are managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company. The Company obtains prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. These services use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2022, $1.7 billion of fixed maturities, fair value were fair valued using unobservable inputs.
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
In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$996	$—	$996	$—
Obligations of U.S. States and political subdivisions	128	—	128	—
Corporate securities	7,353	—	6,681	672
Asset-backed securities	5,618	—	4,313	1,305
Mortgage-backed securities
Commercial	1,000	—	1,000	—
Agency residential	4,695	—	4,695	—
Non-agency residential	443	—	443	—
Foreign government securities	1,967	—	1,967	—
Foreign corporate securities	5,540	—	5,524	16
Total fixed maturities - available for sale	27,740	—	25,747	1,993

Equity securities, fair value	188	70	118	—
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
The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2023					December 31, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance fixed maturities	$715	$994	$—	$16	$1,725	$801	$1,251	$—	$16	$2,068
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	4	—	—	—	4	(10)	—	—	—	(10)
Included in other comprehensive income (loss)	(2)	6	—	—	4	3	(35)	—	(4)	(36)
Purchases, issuances and settlements	(45)	305	—	—	260	(45)	513	6	8	481
Transfers in and/or (out) of Level 3	—	—	—	—	—	(35)	(735)	(6)	(4)	(779)
Ending balance	$672	$1,305	$—	$16	$1,993	$715	$994	$—	$16	$1,725

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$9	$—	$—	$—	$9	$(23)	$8	$—	$—	$(15)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 during 2023.
The $779 million shown as transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories for the year ended December 31, 2022 related mainly to previously designated Level 3 securities that the Company had reclassified from “fixed maturities - available for sale” to “fixed maturities - held to maturity” during 2022. As “fixed maturities - held to maturity" are carried at amortized cost, net of credit allowances rather than at fair value as “fixed maturities - available for sale”, these securities are no longer included within the fair value hierarchy table or in the roll forward of Level 3 securities. The fair values of these securities are determined in a similar manner as the Company’s fixed maturity securities - available for sale as described above. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy as of December 31, 2022.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 8 and 9, respectively. Short-term investments are stated at cost, which approximates fair value.  See Note 1.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 1 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $274 million and $292 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively, are not included within the fair value hierarchy tables as the assets are measured at net asset value (“NAV”) as a practical expedient to determine fair value.
4.    RESERVE FOR LOSSES AND LAE
Reserve for losses and LAE.
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Gross reserves beginning of period	$22,065	$19,009	$16,322
Less reinsurance recoverables on unpaid losses	(2,105)	(1,946)	(1,844)
Net reserves beginning of period	19,960	17,063	14,478

Incurred related to:
Current year	8,432	8,102	7,400
Prior years	(5)	(2)	(9)
Total incurred losses and LAE	8,427	8,100	7,391

Paid related to:
Current year	1,379	1,220	2,491
Prior years	4,731	3,740	2,226
Total paid losses and LAE	6,110	4,960	4,717

Foreign exchange/translation adjustment	229	(243)	(89)

Net reserves end of period	22,506	19,960	17,063
Plus reinsurance recoverables on unpaid losses	2,098	2,105	1,946
Gross reserves end of period	$24,604	$22,065	$19,009
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $8.4 billion, $8.1 billion and $7.4 billion in 2023, 2022 and 2021, respectively. The increase in current year incurred losses from 2022 to 2023 was primarily related to an increase of $916 million in current year attritional losses, resulting from the impact of the increase in premiums earned and changes in the mix of business, partially offset by a decrease of $585 million in current year catastrophe losses.
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
Gross and net reserves increased in 2022, reflecting an increase in underlying exposure due to earned premium growth, year over year, the impact of $45 million of incurred losses related to the Ukraine/Russia war, partially offset by a decrease of $80 million in 2022 current year catastrophe losses compared to 2021.
Incurred prior years favorable development in losses were $5 million in 2023, $2 million in 2022 and $9 million in 2021. The net favorable development on prior year reserves of $5 million in 2023 is comprised of $397 million of favorable development on prior years attritional losses for reinsurance lines, mainly related to mortgage and short-tail lines of business, mostly offset by $392 million of unfavorable development on prior years attritional losses for insurance lines, mainly related to casualty lines for accident years from 2016 through 2019. The favorable development on prior year reserves of $2 million in 2022 is primarily driven by better than expected loss emergence in workers’ compensation and surety lines of business, as well as attritional property. The favorable development on prior year reserves of $9 million in 2021 is primarily driven by a commutation and reserve releases within the Reinsurance segment.
The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary information.
The Cumulative Number of Reported Claims is shown only for Insurance Casualty as it is impractical to provide the information for the remaining groups. The reinsurance groups each include pro rata contracts for which ceding companies provide only summary information via a bordereau. This summary information does not include the number of reported claims underlying the paid and reported losses. Therefore, it is not possible to provide this information. The Insurance Property group includes Accident and Health insurance business. This business is written via a master contract and individual claim counts are not provided. This business represents a significant enough portion of the business in the Insurance Property group so that including the number of reported claims for the remaining business would distort any analytics performed on the group.
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

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

December 31, 2023
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$11,493
Reinsurance Property	5,379
Insurance Casualty	4,629
Insurance Property	690
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	22,192

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	89
Reinsurance Property	551
Insurance Casualty	1,300
Insurance Property	157
Total reinsurance recoverable on unpaid claims	2,098

Insurance lines other than short-duration	—
Unallocated claims adjustment expenses	269
Other	45
314

Total gross liability for unpaid claims and claim adjustment expense	$24,604
(Some amounts may not reconcile due to rounding.)

The following tables present the ultimate loss and ALAE and the paid loss and ALAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.
Reinsurance - Casualty Business

											At December 31, 2023
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$881	$928	$815	$792	$750	$727	$740	$738	$728	$720	$—	N/A
2015		900	828	824	822	805	842	842	840	839	42	N/A
2016			800	877	874	869	945	946	977	1,007	79	N/A
2017				883	843	849	931	939	995	1,059	78	N/A
2018					1,388	1,385	1,462	1,493	1,561	1,658	320	N/A
2019						1,734	1,799	1,801	1,826	1,867	520	N/A
2020							1,947	1,919	1,898	1,859	799	N/A
2021								2,497	2,492	2,433	1,496	N/A
2022									2,764	2,722	2,049	N/A
2023										3,023	2,537	N/A
										$17,185
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$58	$123	$214	$304	$429	$505	$550	$591	$613	$635
2015		58	160	267	413	502	571	618	654	682
2016			90	191	326	432	546	622	699	767
2017				81	189	321	462	585	687	796
2018					170	294	480	636	819	998
2019						224	354	523	728	957
2020							199	312	496	729
2021								213	322	547
2022									188	353
2023										223
										$6,687
All outstanding liabilities prior to 2014, net of reinsurance										995
Liabilities for claims and claim adjustment expenses, net of reinsurance										$11,493
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	8.8%	7.2%	10.7%	12.0%	12.1%	9.5%	7.6%	5.7%	3.3%	2.9%
Reinsurance - Property Business

											At December 31, 2023
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$1,511	$1,214	$1,019	$926	$925	$926	$919	$919	$917	$917	$8	N/A
2015		1,522	1,044	964	938	941	933	935	932	929	1	N/A
2016			1,689	1,510	1,546	1,540	1,517	1,518	1,515	1,517	16	N/A
2017				2,781	3,404	3,515	3,643	3,689	3,699	3,713	9	N/A
2018					2,615	2,491	2,493	2,431	2,384	2,369	(1)	N/A
2019						2,014	2,045	1,991	1,875	1,879	(13)	N/A
2020							2,397	2,470	2,414	2,386	58	N/A
2021								2,751	2,777	2,699	152	N/A
2022									3,247	2,926	822	N/A
2023										2,791	1,537	N/A
										$22,126
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$361	$632	$756	$830	$862	$872	$879	$881	$882	$882
2015		372	596	746	829	857	878	887	893	896
2016			461	951	1,239	1,357	1,410	1,429	1,442	1,453
2017				813	2,174	2,739	3,124	3,326	3,420	3,495
2018					541	1,520	1,865	2,061	2,133	2,198
2019						716	1,167	1,489	1,651	1,778
2020							576	1,302	1,711	1,993
2021								676	1,528	2,024
2022									638	1,389
2023										612
										$16,720
All outstanding liabilities prior to 2014, net of reinsurance										(24)
Liabilities for claims and claim adjustment expenses, net of reinsurance										$5,379
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	26.1%	31.6%	16.5%	9.5%	4.5%	2.2%	1.5%	0.6%	0.3%	0.1%
Insurance - Casualty Business

											At December 31, 2023
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$431	$457	$454	$460	$397	$398	$399	$398	$400	$399	$21	26,359
2015		519	528	535	542	468	472	472	479	482	25	28,556
2016			552	550	579	613	550	539	542	551	36	33,104
2017				610	601	621	653	629	631	668	74	37,077
2018					702	706	743	756	771	867	139	37,914
2019						849	846	877	887	1,076	211	41,579
2020							994	1,050	1,045	1,035	304	39,785
2021								1,190	1,248	1,258	546	46,257
2022									1,369	1,364	805	47,484
2023										1,567	964	36,849
										$9,266
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$41	$125	$202	$257	$298	$326	$339	$351	$360	$368
2015		44	135	219	292	353	382	413	435	448
2016			55	164	269	342	401	443	481	504
2017				54	172	280	379	454	529	571
2018					63	208	317	444	594	696
2019						72	235	397	551	729
2020							67	236	388	556
2021								110	261	483
2022									85	309
2023										98
										$4,762
All outstanding liabilities prior to 2014, net of reinsurance										125
Liabilities for claims and claim adjustment expenses, net of reinsurance										$4,629
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	7.4%	16.3%	16.1%	14.8%	14.0%	9.3%	6.0%	3.9%	2.5%	2.0%
Insurance - Property Business

											At December 31, 2023
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$140	$143	$137	$135	$135	$135	$135	$135	$135	$135	$—	N/A
2015		188	171	162	163	164	165	166	168	167	1	N/A
2016			296	292	295	304	309	311	311	314	2	N/A
2017				498	507	498	506	508	520	522	4	N/A
2018					412	408	410	419	438	446	6	N/A
2019						360	367	364	379	395	9	N/A
2020							614	519	514	521	30	N/A
2021								660	595	609	41	N/A
2022									783	806	141	N/A
2023										734	215	N/A
										$4,648
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
(Dollars in millions)
2014	$86	$127	$133	$134	$134	$134	$134	$134	$134	$134
2015		108	153	158	161	163	164	165	166	166
2016			168	259	283	302	308	310	310	311
2017				181	429	465	489	507	516	517
2018					246	364	385	418	433	439
2019						233	325	350	369	378
2020							301	427	467	483
2021								332	488	550
2022									381	576
2023										405
										$3,959
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										690
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	52.5%	31.6%	7.1%	4.6%	2.5%	1.2%	0.2%	0.2%	0.1%	—%

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
A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022	2021
Gross basis:
Beginning of period reserves	$278	$175	$219
Incurred losses	—	144	11
Paid losses	(31)	(42)	(55)
End of period reserves	$247	$278	$175

Net basis:
Beginning of period reserves	$257	$156	$198
Incurred losses	—	138	—
Paid losses	(25)	(37)	(42)
End of period reserves	$232	$257	$156
(Some amounts may not reconcile due to rounding.)
In 2015, the Company sold Mt. McKinley to Clearwater Insurance Company, a subsidiary of Fairfax Financial. Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater Insurance Company.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which related entirely to A&E business and had been reinsured by Bermuda Re.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140 million, an amount equal to the net loss reserves as of the closing date.  The maximum liability retroceded under the retrocession treaty will be $440 million, equal to the retrocession payment plus $300 million.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.
On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43 million. In addition, the maximum liability permitted to be retroceded increased to $450 million.
In 2022, the Company posted additional A&E reserves of $138 million, following a comprehensive actuarial reserving review. This increase in reserves brings the Company A&E position in line with the overall industry survival ratios.
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.3 billion and $2.2 billion at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, $413 million, or 18.3%, was receivable from Mt. Logan Re collateralized segregated accounts; $266 million, or 11.8%, was receivable from Munich Reinsurance America, Inc. and $163 million, or 7.2%, was recoverable from Endurance Reinsurance Corporation of America. No other retrocessionaire accounted for more than 5% of our receivables.

5.    REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 4 and Note 10.
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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Written premiums:
Direct	$5,031	$4,602	$3,988
Assumed	11,606	9,350	9,062
Ceded	(1,907)	(1,608)	(1,604)
Net written premiums	$14,730	$12,344	$11,446

Premiums earned:
Direct	$4,733	$4,218	$3,589
Assumed	10,518	9,082	8,315
Ceded	(1,807)	(1,513)	(1,498)
Net premiums earned	$13,443	$11,787	$10,406

Incurred losses and LAE:
Direct	$3,209	$2,804	$2,385
Assumed	5,870	6,285	5,741
Ceded	(651)	(988)	(735)
Net incurred losses and LAE	$8,427	$8,100	$7,391
6.    SEGMENT REPORTING
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the UK and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

Our two operating segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.

The following tables present the underwriting results for our segments for the periods indicated:

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$11,460	$5,177	$16,637
Net written premiums	10,802	3,929	14,730

Premiums earned	$9,799	$3,644	$13,443
Incurred losses and LAE	5,696	2,732	8,427
Commission and brokerage	2,520	432	2,952
Other underwriting expenses	255	591	846
Underwriting gain (loss)	$1,328	$(109)	$1,219

Net investment income			1,434
Net gains (losses) on investments			(276)
Corporate expenses			(73)
Interest, fee and bond issue cost amortization expense			(134)
Other income (expense)			(14)
Income (loss) before taxes			$2,154

	Year Ended December 31, 2022
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$9,248	$4,704	$13,952
Net written premiums	8,919	3,426	12,344

Premiums earned	$8,598	$3,189	$11,787
Incurred losses and LAE	5,966	2,134	8,100
Commission and brokerage	2,116	413	2,528
Other underwriting expenses	217	464	682
Underwriting gain (loss)	$300	$178	$477

Net investment income			830
Net gains (losses) on investments			(455)
Corporate expenses			(61)
Interest, fee and bond issue cost amortization expense			(101)
Other income (expense)			(102)
Income (loss) before taxes			$588

	Year Ended December 31, 2021
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$9,018	$4,032	$13,050
Net written premiums	8,488	2,958	11,446

Premiums earned	$7,708	$2,698	$10,406
Incurred losses and LAE	5,543	1,848	7,391
Commission and brokerage	1,833	376	2,209
Other underwriting expenses	198	385	583
Underwriting gain (loss)	$135	$89	$224

Net investment income			1,165
Net gains (losses) on investments			258
Corporate expenses			(68)
Interest, fee and bond issue cost amortization expense			(70)
Other income (expense)			37
Income (loss) before taxes			$1,546
The following table below presents gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	United States	Europe	All other

2023	58%	24%	18%
2022	63%	22%	15%
2021	64%	20%	15%
Approximately 20.4%, 20.0% and 20.5% of the Company’s gross written premiums in 2023, 2022 and 2021, respectively, were sourced through the Company’s largest intermediary.
7.    CREDIT FACILITIES
The Company has multiple active letter of credit facilities for a total commitment of up to $1.7 billion as of December 31, 2023, providing for the issuance of letters of credit. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective February 23, 2021, Bermuda Re entered into a letter of credit issuance facility with Wells Fargo, referred to as the “2021 Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500 million of secured letters of credit. Effective May 2, 2023, the agreement was amended to extend the availability of committed issuance for an additional year.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500	$97	6/24/2024	$500	$463	12/29/2023
		$71	6/28/2024		$—
		$318	12/31/2024		$—
	$500	$486		$500	$463
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a new letter of credit issuance facility with Citibank N.A. which superseded the previous letter of credit issuance facility with Citibank that was effective December 31, 2020. Both of these are referred to as the “Bermuda Re Citibank Letter of Credit Facility”. The current Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up to $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A. Effective December 13, 2023, the agreement was amended to extend the availability of committed issuance for an additional two years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$—	1/21/2024	$230	$1	01/21/2023
		4	2/29/2024		4	02/28/2023
		1	3/1/2024		1	3/1/2023
		3	9/23/2024		1	8/15/2023
		1	12/1/2024		3	9/23/2023
		—	12/16/2024		—
		—	12/20/2024		—
		217	12/31/2024		212	12/31/2023
		1	8/15/2025		—
Bermuda Re Citibank LOC Facility - Uncommitted	140	105	12/31/2024	140	87	12/31/2023
		7	12/30/2027		18	12/30/2026
Total Citibank Bilateral Agreement	$370	$340		$370	$329
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility	$200	$192	12/31/2024	$200	$183	12/31/2023
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured LOC Agreement - Committed	$150	$150	12/31/2024	$150	$150	12/31/2023
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Letter of Credit Facility.
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Ireland Insurance as an account party with access to a $15 million sub-limit for the issuance of letters of credit, an agreement referred to as the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”, which superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$235	12/31/2024	$50	$50	12/31/2023
Bermuda Re Lloyd's Bank Credit Facility-Uncommitted	—	—		$200	$136	12/31/2023
Total Bermuda Re Lloyd's Bank Credit Facility	$250	$235		$250	$186
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Credit Facility
Effective November 3, 2021, Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$168	12/30/2024	$200	$179	12/31/2023
	—	14	12/31/2024	—	—
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$182		$200	$179
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2023			At December 31, 2022
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2024	$200	$50	12/31/2023
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2024	100	100	12/31/2023
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$150
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2023, Everest Re had admitted assets of approximately $26.3 billion which provides borrowing capacity in excess of $2.6 billion. As of December 31, 2023, Everest Re had $819 million of borrowings outstanding, all of which expire in 2024. Everest Re incurred interest expense of $30 million and $4 million for the years ended December 31, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of December 31, 2023, Everest Re had $1.1 billion of collateral pledged.
8.    SENIOR NOTES
The table below displays Holdings’ outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$369	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	742	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	688	969	627
			$2,400	$2,349	$1,799	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2021
4.868% Senior Notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior Notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior Notes	semi-annually	April 15/October 15	32	32	8
			$86	$86	$62
(Some amounts may not reconcile due to rounding.)

9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes. Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$187	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2023 to February 14, 2024 is 8.03%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month CME Term SOFR plus a spread.
Holdings may redeem the long-term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes. The Company’s 4.868% senior notes due on June 1, 2044, 3.5% senior notes due on October 15, 2050 and 3.125% senior notes due on October 15, 2052 are the Company’s long-term indebtedness that rank senior to the long-term subordinated notes.
In 2009, the Company had reduced its outstanding amount of long-term subordinated notes through the initiation of a cash tender offer for any and all of the long-term subordinated notes. In addition, the Company repurchased and retired $6 million of the outstanding long-term subordinated notes for the year ended December 31, 2022. The Company realized a gain of $1 million on the repurchases made during 2022.
Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Interest expense incurred	$17	$9	$6

10.    COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2023	2022
Collateral in trust for non-affiliated agreements (1)	$3,208	$2,406
Collateral for secured letter of credit facilities	1,438	1,509
Collateral for FHLB borrowings	1,077	572
Securities on deposit with or regulated by government authorities	1,447	1,360
Funds at Lloyd's	538	494
Funds held by reinsureds	1,135	1,056
Total restricted assets	$8,843	$7,399
(1) At December 31, 2023 and December 31, 2022, the total amount on deposit in trust accounts includes $243 million and $122 million of restricted cash respectively.
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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2023	2022	2021
(Dollars in millions)
Ceded written premiums	246	201	341
Ceded earned premiums	242	206	333
Ceded losses and LAE	64	191	282

Assumed written premiums	6	5	12
Assumed earned premiums	6	5	12
Effective April 1, 2018, the Company entered into a retroactive reinsurance transaction with one of the Mt. Logan Re segregated accounts to retrocede $269 million of casualty reserves held by Bermuda Re related to accident years 2002 through 2015. As consideration for entering the agreement, the Company transferred cash of $252 million to the Mt. Logan Re segregated account. The maximum liability to be retroceded under the agreement will be $319 million. The Company will retain liability for any amounts exceeding the maximum liability. The Company will retain liability for any amounts exceeding the maximum liability. Effective July 1, 2022, the Company commuted this reinsurance agreement with Mt. Logan segregated account.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of December 31, 2023			$1,375
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.
The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.2 billion issued in February 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material. As a result, no portion of the potential CAT bond recovery has been included in the Company’s current financial results.
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
The Company has entered into separate annuity agreements with The Prudential Insurance of America (“The Prudential”), an unaffiliated life insurance company, as well as an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company was unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
The Prudential	$136	$137
Other unaffiliated life insurance company	$34	$34
12.    LEASES
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
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2023	2022
Lease expense incurred:
Operating lease cost	$30	$28

	At December 31,
(Dollars in millions)	2023	2022
Operating lease right of use assets (1)	$123	$128
Operating lease liabilities (1)	143	147
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Operating cash flows from operating leases	$(22)	$(20)

	At December 31,
	2023	2022
Weighted average remaining operating lease term	9.8 years	10.8 years
Weighted average discount rate on operating leases	4.03%	4.08%
Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)
2024	$24
2025	21
2026	19
2027	17
2028	15
Thereafter	83
Undiscounted lease payments	178
Less: present value adjustment	36
Total operating lease liability	$143

13.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2023			2022			2021
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$843	$(101)	$743	$(2,332)	$295	$(2,037)	$(548)	$59	$(488)
Reclassification of net realized losses (gains) included in net income (loss)	285	(41)	244	107	(18)	89	5	(2)	4
Foreign currency translation adjustments	64	(5)	59	(82)	5	(77)	(64)	2	(62)
Benefit plan actuarial net gain (loss)	19	(4)	15	18	(4)	15	22	(5)	17
Reclassification of benefit plan liability amortization included in net income (loss)	2	—	2	3	(1)	2	8	(2)	6
Total other comprehensive income (loss)	$1,214	$(151)	$1,063	$(2,285)	$277	$(2,008)	$(577)	$54	$(523)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022
(Dollars in millions)
URA(D) on securities	$285	$107	Other net realized capital gains (losses)
	(41)	(18)	Income tax expense (benefit)
	$244	$89	Net income (loss)

Benefit plan net gain (loss)	$2	$3	Other underwriting expenses
	—	(1)	Income tax expense (benefit)
	$2	$2	Net income (loss)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Beginning balance of URA(D) on securities	$(1,709)	$239
Current period change in URA(D) of investments - non-credit related	986	(1,948)
Ending balance of URA(D) on securities	(723)	(1,709)

Beginning balance of foreign currency translation adjustments	(254)	(177)
Current period change in foreign currency translation adjustments	59	(77)
Ending balance of foreign currency translation adjustments	(195)	(254)

Beginning balance of benefit plan net gain (loss)	(33)	(50)
Current period change in benefit plan net gain (loss)	17	17
Ending balance of benefit plan net gain (loss)	(16)	(33)

Ending balance of accumulated other comprehensive income (loss)	$(934)	$(1,996)
(Some amounts may not reconcile due to rounding.)
14.    SHARE-BASED COMPENSATION PLANS
The Company has a 2020 Stock Incentive Plan (“2020 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).

The 2020 Employee Plan was established in June 2020. Under the 2020 Employee Plan, 1,400,000 common shares have been authorized to be granted as non-qualified share options, share appreciation rights, restricted share awards or performance share unit awards to officers and key employees of the Company. At December 31, 2023, there were 783,579 remaining shares available to be granted under the 2020 Employee Plan. Through December 31, 2023, only non-qualified share options, restricted share awards and performance share unit awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2023, there were 34,617 remaining shares available to be granted under the 2009 Director Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2023 there were 271,245 remaining shares available to be granted under the 2003 Director Plan.
Options and restricted shares granted under the 2020 Employee Plan vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement. Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.
Performance Share Unit awards granted under the 2020 Employee Plan will vest 100% after three years. The Performance Share Unit awards represent the right to receive between 0 and 1.75 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The performance share unit valuation will be based partly on growth in book value per share over the three year vesting period, compared to designated peer companies. The remaining portion of the performance share valuation will be based upon operating return on equity for each of the separate operating years within the vesting period.
For share options, restricted shares and performance share units granted under the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $49 million, $45 million and $43 million for the years ended December 31, 2023, 2022 and 2021, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $7 million, $4 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, a total of 181,646 restricted shares were granted on February 23, 2023, May 18, 2023, September 8, 2023 and November 8, 2023, with a fair value of $382.385, $372.9050, $369.15 and $383.2200 per share, respectively. Additionally, 14,975 performance share units were awarded on February 23, 2023, with a fair value of $382.3850 per unit. No share options were granted during the year ended December 31, 2023. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.
The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.5 million, $0.6 million and $0.6 million, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved plans as of December 31, 2022 and 2021, and changes during the year then ended is presented in the following tables:

(Aggregate Intrinsic Value in millions; Shares in whole amounts)	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at January 1, 2022	49,028	$88.52
Granted	—	—
Exercised	49,028	88.52
Forfeited/Cancelled/Expired	—	—
Outstanding at December 31, 2022	—	—	0	$—
		.
Exercisable at December 31, 2022	—	—	0	$—

(Aggregate Intrinsic Value in millions; Shares in whole amounts)	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options
Outstanding at January 1, 2021	116,871	$87.87
Granted	—	—
Exercised	67,843	87.39
Forfeited/Cancelled/Expired	—	—
Outstanding at December 31, 2021	49,028	88.52	0.2	$9
		.
Exercisable at December 31, 2021	49,028	88.52	0.2	$9
There have been no stock options granted since 2012. As of December 31, 2023, there were no stock options outstanding. Any remaining stock options were exercised in 2022. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2022 and 2021 was $10 million and $11 million, respectively. The cash received from the exercised share options for the years ended December 31, 2022 and 2021 were $4 million and $6 million, respectively. The tax benefit realized from the options exercised for the years ended December 31, 2022 and 2021 were $2 million and $3 million, respectively.
The following table summarizes the status of the Company’s restricted non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2023		2022		2021
Restricted (non-vested) Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	479,630	$268.82	496,094	$247.76	483,427	$246.60
Granted	181,646	382.01	203,598	300.38	213,901	243.51
Vested	155,110	261.60	162,579	246.41	158,735	238.67
Forfeited	44,629	297.23	57,483	262.28	42,499	247.02
Outstanding at December 31,	461,537	313.05	479,630	268.82	496,094	247.76
As of December 31, 2023, there was $108 million of total unrecognized compensation cost related to non-vested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021, was $41 million, $40 million and $38 million, respectively. The tax benefit realized from the shares vested for the years ended December 31, 2023, 2022 and 2021 were $11 million, $9 million and $8 million, respectively.

In addition to the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 447 common shares in 2023, 774 common shares in 2022 and 506 common shares in 2021 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of $0.2 million, $0.2 million and $0.1 million in 2023, 2022 and 2021.
The Company acquired 56,832, 69,833 and 79,308 common shares at a cost of $22 million, $21 million and $18 million in 2023, 2022 and 2021, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.
The following table summarized the status of the Company’s non-vested performance share unit awards and changes for the period indicated:

	Years Ended December 31,
	2023		2022		2021
Performance Share Unit Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	54,861	$—	50,495	$—	38,891	$—
Granted	14,975	382.39	18,340	301.54	22,205	242.24
Increase/(Decrease) on vesting units due to performance	-4,063	—	3,028	—	(800)	—
Vested	14,023	340.44	15,919	274.37	9,801	242.24
Forfeited	750	—	1,083	—	0	—
Outstanding at December 31,	51,000	—	54,861	—	50,495	—
The Company acquired 6,117, 6,175 and 3,104 common shares at a cost of $2.1 million, $1.7 million and $0.8 million in 2023, 2022 and 2021, respectively, from employees who chose to pay required withholding taxes on performance shares units settlements by withholding shares.
15.    EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits.
Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Company contributions	$1	$6	$4
The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Pension expense	$5	$(2)	$3

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$291	$403
Service cost	5	9
Interest cost	14	10
Actuarial (gain)/loss	9	(115)
Curtailment	—	—
Benefits paid	(25)	(15)
Projected benefit obligation at end of year	295	291

Change in plan assets:
Fair value of plan assets at beginning of year	285	377
Actual return on plan assets	48	(83)
Actual contributions during the year	1	6
Administrative expenses paid	—	—
Benefits paid	(25)	(15)
Fair value of plan assets at end of year	308	285

Funded status at end of year	$13	$(6)
(Some amounts may not reconcile due to rounding.)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Other assets (due beyond one year)	$19	$1
Other liabilities (due within one year)	(3)	(1)
Other liabilities (due beyond one year)	(3)	(6)
Net amount recognized in the consolidated balance sheets	$13	$(6)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Accumulated income (loss)	$(33)	$(56)
Accumulated other comprehensive income (loss)	$(33)	$(56)
(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Other comprehensive income (loss) at December 31, prior year	$(56)	$(68)
Net gain (loss) arising during period	19	7
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	4	4
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$(33)	$(56)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$5	$9	$11
Interest cost	14	10	8
Expected return on assets	(19)	(25)	(24)
Amortization of actuarial loss from earlier periods	4	4	8
Settlement	—	1	—
Net periodic benefit cost	$5	$(2)	$3

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(23)	(12)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(18)	$(14)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2023, 2022 and 2021 were 5.25%, 2.86% and 2.55%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2023, 2022 and 2021 was 4.00%.  The expected long-term rate of return on plan assets for 2023, 2022 and 2021 was 7.00%, 6.75% and 7.00% respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023, 2022 and 2021 were 5.00%, 5.25% and 2.86%, respectively.
The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan	$263	$258
Non-qualified Plan	6	6
Total	$269	$264
(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan
Projected benefit obligation	$289	$284
Fair value of plan assets	308	285
Non-qualified Plan
Projected benefit obligation	$6	$6
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—
Non-qualified Plan
Accumulated benefit obligation	$6	$6
Fair value of plan assets	—	—
The following table displays the expected benefit payments in the periods indicated:

(Dollars in millions)
2024	$15
2025	14
2026	15
2027	16
2028	17
Next 5 years	99
Plan assets consist primarily of shares in investment trusts with 75%, 24% and 1% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long-term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2	$2	$—	$—
Mutual funds, fair value
Fixed income (b)	73	73	—	—
Equities (c)	232	232	—	—
Total	$308	$308	$—	$—
(Some amounts may not reconcile due to rounding.)
(a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 90% in U.S. securities and 10% in international securities.
(c)This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 100% in U.S. equities.

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2022	Fair Value Measurement Using: Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$4	$4	$—	$—
Mutual funds, fair value
Fixed income (b)	68	68	—	—
Equities (c)	211	211	—	—
Total	$283	$283	$—	$—
(Some amounts may not reconcile due to rounding.)
(a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 70% in U.S. securities and 30% in international securities.
(c)This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 50% in U.S. equities and 50% in international equities.
In addition, $2 million of investments which were recorded as part of the qualified plan assets at December 31, 2022 are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2023 and 2022.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $22 million, $18 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each international office maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the international offices ranged from 5.1% to 29.3%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The Company incurred expenses related to these plans of $6 million, $4 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.75% in 2023 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The Company incurred expenses of $(1) million, $1 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21	$31
Service cost	1	1
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	(1)	(10)
Benefits paid	—	—
Benefit obligation at end of year	22	21

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(22)	$(21)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(21)	(21)
Net amount recognized in the consolidated balance sheets	$(22)	$(21)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Accumulated income (loss)	$11	$13
Accumulated prior service credit (cost)	1	1
Accumulated other comprehensive income (loss)	$12	$14

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Other comprehensive income (loss) at December 31, prior year	$14	$4
Net gain (loss) arising during period	1	10
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(2)	—
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$12	$14
Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$1	$1	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	(1)
Net gain recognition	(2)	—	—
Net periodic cost	$(1)	$1	$1

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	2	(10)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$1	$(9)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2023, 2022 and 2021 were 5.25%, 2.86% and 2.55%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2023, 2022 and 2021 were 5.00%, 5.25% and 2.86%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2024	$1
2025	1
2026	1
2027	1
2028	1
Next 5 years	7
16.    INCOME TAXES

With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750M or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits in 2023 related to it. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allows companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023. The deferred tax assets or liabilities are then amortized in accordance with The 2023 Act.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state, and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Current tax expense (benefit):
U.S.	$284	$76	$124
Non-U.S.	7	5	2
Total current tax expense (benefit)	291	81	126
Deferred tax expense (benefit):
U.S.	(76)	(90)	38
Non-U.S.	(578)	—	3
Total deferred tax expense (benefit)	(654)	(90)	41

Total income tax expense (benefit)	$(363)	$(9)	$167
(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
	2023		2022		2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$533	$686	$(81)	$558	$(83)	$307
Net investment income	954	479	607	223	708	457
Net realized capital gains (losses)	(190)	(86)	(426)	(29)	266	(8)
Net derivative gain (loss)	—	1	—	—	—	3
Corporate expenses	(18)	(55)	(26)	(35)	(33)	(34)
Interest, fee and bond issue cost amortization expense	(134)	—	(101)	—	(70)	—
Other income (expense)	(13)	(3)	(6)	(96)	23	11
Pre-tax income (loss)	$1,132	$1,022	$(32)	$620	$811	$735

Expected tax provision at the applicable statutory rate(s)	238	26	(9)	—	170	14
Increase (decrease) in taxes resulting from:
Tax exempt income	(3)	—	(4)	—	(4)	—
Dividend received deduction	(2)	—	(3)	—	(1)	—
Proration	1	—	1	—	1	—
Affiliated preferred stock dividends	7	—	7	—	7	—
Creditable foreign premium tax	(14)	—	(11)	—	(13)	—
Tax audit settlement	—	—	—	—	—	—
Share-based compensation tax benefits formerly in APIC	(3)	—	(3)	—	(2)	—
Valuation allowance	—	(13)	—	5	—	(10)
Bermuda corporate income tax	—	(578)	—	5	—	—
Insurance company-owned life insurance	(13)	—	(1)	—	—	—
Other	(3)	(6)	6	—	3	1
Total income tax provision	$208	$(571)	$(14)	$5	$161	$5
(Some amounts may not reconcile due to rounding.)
At December 31, 2023, 2022 and 2021, the Company had no uncertain tax positions.
The Company’s 2014 through 2018 U.S. Federal tax returns are under audit by the IRS. Over several years, the Company had received and responded to a substantial number of Information Document Requests (“IDRs”). In 2023, the IRS issued several insignificant Notice(s) of Proposed Adjustment. The Company had filed amended tax returns requesting refunds for 2015 and 2016 for $2 million and $5 million, respectively.

In the fall of 2023, the IRS issued a final Revenue Agent Report (“RAR”) which is under review by the Company. We have asked for and received an extension from the IRS to complete our review. Note that the IRS requested, and we have signed, an extension of the audit to June 30, 2025.

For tax year 2019, the Statute of Limitations has expired and, thus, the Federal income tax return for the year is no longer subject to IRS examination except to the extent the Company files an amended return.

Tax years 2020, 2021 and 2022 are open for examination by the U.S. Federal income tax jurisdiction.

Deferred Income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Deferred tax assets:
Bermuda intangible asset	$536	$—
Loss reserves	270	154
Unearned premium reserves	143	114
Net unrealized investment losses	67	218
Depreciation	44	—
Lease liability	27	29
Net operating loss carryforward	18	28
Net Unrealized foreign currency losses	15	24
Investment impairments	12	12
Equity compensation	8	8
Net unrealized losses on benefit plans	4	9
Uncollectible reinsurance reserves	3	3
Foreign tax credits	—	3
Other assets	22	10
Total deferred tax assets	1,169	611

Deferred tax liabilities:
Deferred acquisition costs	139	105
Net fair value income	74	7
Partnership investments	49	56
Right of use asset	23	25
Benefit plan asset	3	3
Depreciation	—	16
Other liabilities	11	8
Total deferred tax liabilities	299	220

Net deferred tax assets	870	392
Less: Valuation allowance	(15)	(25)
Total net deferred tax assets/(liabilities)	$855	$367
(Some amounts may not reconcile due to rounding.)
At December 31, 2023 and 2022, the Company had $15 million and $25 million of Valuation Allowance (“VA”), respectively. The VA is a result of our conclusion under US GAAP accounting principles that the UK, Netherlands, Ireland, Switzerland, France, Germany, Singapore, Mexico, and U.S. jurisdictions could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative operating losses in recent years, cumulative capital losses and, therefore, an inability to demonstrate overall profitability within the specific jurisdiction. During the year ended December 31, 2023, the Company recorded an overall decrease in its VA of $10 million. Tax effected UK Net Operating Losses (“NOLs”) of $7 million do not expire. Tax effected Irish NOLs of $2 million do not expire. Tax effected Swiss NOLs of $2 million begin to expire in 2028. The remaining tax effected NOLs of $7 million arose in various jurisdictions and begin expiring in 2027. Note that not all NOLs had a VA up against them.
At December 31, 2023, and 2022, the Company had $0 million and $3 million respectively of foreign tax credit (“FTC”) carryforwards, all related to the branch basket. The branch basket FTCs begin to expire in 2030.
At December 31, 2023, $67 million of the Company’s deferred tax asset relates primarily to unrealized losses on available for sale fixed maturity securities. The unrealized losses on available for sale fixed maturity securities were a result of market conditions, including rising interest rates. Ultimate realization of the deferred tax asset depends on the Company’s ability and intent to hold the available for sale securities until they recover their value or mature. As of

December 31, 2023, based on all the available evidence, the Company has concluded that the deferred tax asset related to the unrealized losses on the available for sale fixed maturity portfolio are, more likely than not, expected to be realized.
The Company follows ASU 2016-09 regarding the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $2 million, $2 million and $2 million related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2023, 2022 and, 2021, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.6 million, $0.6 million and $0.6 million in 2023, 2022 and 2021, respectively.
17.    DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Group and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Group and one of its primary operating subsidiaries, Bermuda Re, are regulated by Bermuda law and its other primary operating subsidiary, Everest Re, is regulated by Delaware law.   Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the Bermuda Monetary Authority (“BMA”) and Everest Re is subject to the RBC developed by the NAIC.  These models represent the aggregate regulatory restrictions on net assets and statutory capital and surplus.
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
Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $3.7 billion and $2.8 billion at December 31, 2023 and 2022, respectively.  The statutory net income of Bermuda Re was $1.5 billion, $603 million and $681 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  Accordingly, as of December 31, 2023, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $877 million.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $7.0 billion and $5.6 billion at December 31, 2023 and 2022, respectively.  The statutory net income of Everest Re was $877 million, $294 million and $336 million for the years ended December 31, 2023, 2022 and 2021.
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
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2023⁽³⁾	2022	2023	2022
Regulatory targeted capital	$—	$2,217	$4,242	$3,353
Actual capital	$3,722	$2,759	$6,963	$5,553
(1)Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)The 2023 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2023 actual capital will exceed the targeted capital level. In accordance with guidance issued by the BMA in February 2024, Bermuda Re has not reflected the impacts of the Economic Transition Adjustment recognized in response to the Bermuda Corporate Income Tax Act of 2023 (“the 2023 Act”) in its 2023 regulatory targeted capital or actual capital. The BMA expects to complete its assessment before the 2023 Act becomes effective and to issue directives within a timeline that will be compatible with the 2023 Act coming into effect.
18.    SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2023

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
Bonds:
U.S. government and government agencies	$1,045	$996	$996
State, municipalities and political subdivisions	138	128	128
Foreign government securities	2,042	1,967	1,967
Foreign corporate securities	5,720	5,540	5,540
Public utilities	554	528	528
All other corporate bonds	12,204	12,016	12,016
Mortgage - backed securities:
Commercial	1,091	1,000	1,000
Agency residential	4,869	4,695	4,695
Non-agency residential	431	443	443
Redeemable preferred stock	474	427	427
Total fixed maturities-available for sale	28,568	27,740	27,740

Fixed maturities - held to maturity
Bonds:
Foreign corporate securities	84	90	83
Public utilities	4	5	4
All other corporate bonds	754	738	747
Mortgage - backed securities:
Commercial	21	21	21
Total fixed maturities-held to maturity	864	854	855
Equity securities - at fair value (1)	190	188	188
Short-term investments	2,127	2,127	2,127
Other invested assets	4,794	4,794	4,794
Cash	1,437	1,437	1,437
Total investments and cash	$37,980	$37,141	$37,142
(Some amounts may not reconcile due to rounding.)
(1)Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in millions, except par value per share)	2023	2022

ASSETS:
Fixed maturities - available for sale (amortized cost: 2023, $0; 2022, $0)	$—	$—
Other invested assets (cost: 2023, $38; 2022, $0)	38	—
Cash	9	22
Investment in subsidiaries, at equity in the underlying net assets	14,832	11,116
Long-term notes receivable, affiliated	50	—
Accrued investment income	2	—
Receivable from subsidiaries	13	11
Other assets	46	43
TOTAL ASSETS	$14,989	$11,192

LIABILITIES:
Long-term notes payable, affiliated	$1,773	$2,738
Due to subsidiaries	8	4
Other liabilities	6	9
Total liabilities	1,787	2,751

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2023) 74.2 and (2022) 69.9 outstanding before treasury shares	1	1
Additional paid-in capital	3,773	2,302
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($99) at 2023 and $(250) at 2022	(934)	(1,996)
Treasury shares, at cost; 30.8 shares (2023) and 30.8 shares (2022)	(3,908)	(3,908)
Retained earnings	14,270	12,042
Total shareholders' equity	13,202	8,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,989	$11,192
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
(Dollars in millions)
REVENUES:
Net investment income	$4	$—	$—
Other income (expense)	8	—	—
Net income (loss) of subsidiaries	2,641	648	1,416
Total revenues	2,653	648	1,416

EXPENSES:
Interest expense - affiliated	87	13	6
Other expenses	49	38	31
Total expenses	136	51	37

INCOME (LOSS) BEFORE TAXES	2,517	597	1,379

NET INCOME (LOSS)	$2,517	$597	$1,379

Other comprehensive income (loss) of subsidiaries, net of tax	1,063	(2,008)	(523)

COMPREHENSIVE INCOME (LOSS)	$3,580	$(1,411)	$856
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions, except share amounts)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,517	$597	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(2,641)	(648)	(1,416)
Cash dividends received from subsidiaries	365	476	320
Change in other assets and liabilities, net	(8)	28	3
Increase (decrease) in due to/from affiliates	2	2	8
Amortization of bond premium (accrual of bond discount)	—	—	—
Net (gains) losses on investments	—	—	—
Non-cash compensation expense	3	2	2
Net cash provided by (used in) operating activities	238	457	296

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(377)	(824)	(120)
Proceeds from fixed maturities matured/called - available for sale	—	—	—
Proceeds from fixed maturities sold - available for sale	23	—	—
Distribution from other invested assets	441	237	607
Cost of fixed maturities acquired - available for sale	(23)	—	—
Cost of other invested assets acquired	(479)	(26)	(535)
Net change in short-term investments	—	—	—
Proceeds from repayment of long term notes receivable - affiliated	50	—	—
(Issuance) of long term notes receivable - affiliated	(100)	—	—
Net cash provided by (used in) investing activities	(465)	(613)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	23	26	27
Proceeds from public offering of common shares	1,445	—	—
Purchase of treasury shares	—	(61)	(225)
Dividends paid to shareholders	(288)	(255)	(247)
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	(965)	465	200
Net cash provided by (used in) financing activities	215	175	(245)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—

Net increase (decrease) in cash	(13)	19	2
Cash, beginning of period	22	3	1
Cash, end of period	$9	$22	$3

Non-Cash Transactions:
Dividend of 4,297,463 shares of Everest Group, Ltd. (“Group”) common stock received by Group from Everest Preferred International Holdings (“Preferred Holdings”), a direct subsidiary	$—	$1,405	$—
Issuance of $1,773 million promissory note payable by Group to Preferred Holdings in exchange for 5,422,508 shares of Group common stock received by Group from Preferred Holdings	—	1,773	—
Capital contribution of 9,719,971 shares of Group common stock provided from Group to Everest Re Advisors, Ltd.	—	3,178	—
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
1.)The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related notes of Everest Group, Ltd. and its subsidiaries.
2.)Everest Group, Ltd. entered into a $300 million long-term note agreement with Everest Reinsurance Company, an affiliated company, as of December, 2019. The note was scheduled to pay interest annually at a rate of 1.69% and was scheduled to mature in December 2028. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
3.)Everest Group, Ltd. entered into a $200 million long-term note agreement with Everest Reinsurance Company, an affiliated company, as of August 2021. The note was scheduled to pay interest annually at a rate of 1.00% and was scheduled to mature in August 2030. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
4.)Everest Group, Ltd. entered into a $215 million long-term-note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of June 2022. The note was scheduled to pay interest annually at a rate of 3.11% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
5.)Everest Group, Ltd. entered into a $125 million long-term note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of December 2022. The note was scheduled to pay interest annually at a rate of 4.34% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
6.)Everest Group, Ltd. entered into a $125 million long-term note agreement with Everest International Reinsurance, an affiliated company, as of December 2022. The note was scheduled to pay interest annually at a rate of 4.34% and was scheduled to mature in December 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
7.)Everest Group, Ltd. entered into a $1.8 billion long-term note agreement with Everest Preferred International Holdings, an affiliated company, as of December 2022. The note will pay interest annually at a rate of 4.34% and is scheduled to mature in December 2052. At December 31, 2023, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
8.)Everest Group, Ltd. issued a $100 million long-term note agreement to Everest Reinsurance Bermuda, an affiliated company, as of May 2023. The note will pay interest annually at a rate of 3.72% and is scheduled to mature in May 2053. Everest Reinsurance Bermuda repaid $50 million to Everest Group, Ltd. in September 2023 which leaves $50 million outstanding as of December 31, 2023. At December 31, 2023, this transaction was included within long-term notes receivable, affiliated in the condensed balance sheets of Everest Group, Ltd.
9.)Everest Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, Ltd. (“Mt. Logan Re”), an affiliated entity. On the condensed balance sheets, investments in Mt. Logan Re valued at $46 million and $65 million as of December 31, 2023 and 2022, respectively, have been recorded within other assets. On the condensed statements of operations, income (expense) of $8.5 million, $(0.9) million and $(1.3) million for the years ended December 31, 2023, 2022 and 2021, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
Segment
(Dollars in millions)
As of and Year Ended December 31, 2023
Reinsurance	$968	$17,659	$4,018	$9,799	$1,004	$5,696	$2,520	$255	$10,802
Insurance	279	6,945	2,605	3,644	429	2,732	432	591	3,929
Total	$1,247	$24,604	$6,622	$13,443	$1,434	$8,427	$2,952	$846	$14,730

As of and Year Ended December 31, 2022
Reinsurance	$710	$16,111	$2,894	$8,598	$590	$5,966	$2,116	$217	$8,919
Insurance	252	5,954	2,253	3,189	240	2,134	413	464	3,426
Total	$962	$22,065	$5,147	$11,787	$830	$8,100	$2,528	$682	$12,344

As of and Year Ended December 31, 2021
Reinsurance	$654	$13,872	$2,723	$7,708	$823	$5,543	$1,833	$198	$8,488
Insurance	218	5,137	1,887	2,698	342	1,848	376	385	2,958
Total	$872	$19,009	$4,610	$10,406	$1,165	$7,391	$2,209	$583	$11,446
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2023
Total property and liability insurance premiums earned	$4,733	$1,807	$10,518	$13,443	78.2%

December 31, 2022
Total property and liability insurance premiums earned	$4,218	$1,513	$9,082	$11,787	77.1%

December 31, 2021
Total property and liability insurance premiums earned	$3,589	$1,498	$8,315	$10,406	79.9%