Form 10-Q
period 2024-03-31
EVEREST GROUP, LTD.
filed 2024-05-03
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding At April 26, 2024
Common Shares, $0.01 par value	43,458,245

EVEREST GROUP, LTD.

Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
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
•the ability of Bermuda Re (as defined in Part I below) to obtain licenses or admittance in additional jurisdictions to develop its business;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
(In millions of U.S. dollars, except par value per share)	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$28,297	$27,740
(amortized cost: 2024, $29,311; 2023, $28,568, credit allowances: 2024, $(46); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $842; 2023, $854, net of credit allowances: 2024, $(9); 2023, $(8))	840	855
Equity securities, at fair value	216	188
Other invested assets	4,854	4,794
Short-term investments	2,397	2,127
Cash	1,544	1,437
Total investments and cash	38,148	37,142
Accrued investment income	327	324
Premiums receivable (net of credit allowances: 2024, $(43); 2023, $(41))	5,101	4,768
Reinsurance paid loss recoverables (net of credit allowances: 2024, $(27); 2023, $(26))	233	164
Reinsurance unpaid loss recoverables	2,084	2,098
Funds held by reinsureds	1,155	1,135
Deferred acquisition costs	1,331	1,247
Prepaid reinsurance premiums	702	713
Income tax asset, net	823	868
Other assets (net of credit allowances: 2024, $(10); 2023, $(9))	1,033	941
TOTAL ASSETS	$50,937	$49,399

LIABILITIES:
Reserve for losses and loss adjustment expenses	$25,211	$24,604
Unearned premium reserve	6,826	6,622
Funds held under reinsurance treaties	11	24
Amounts due to reinsurers	716	650
Losses in course of payment	168	171
Senior notes	2,349	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	403	137
Other liabilities	543	582
Total liabilities	37,308	36,197

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2024) 74.3 and (2023) 74.2
outstanding before treasury shares	1	1
Additional paid-in capital	3,768	3,773
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(137) at 2024 and $(99) at 2023	(1,125)	(934)
Treasury shares, at cost; 30.9 shares (2024) and 30.8 shares (2023)	(3,943)	(3,908)
Retained earnings	14,927	14,270
Total shareholders' equity	13,628	13,202
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,937	$49,399
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2024	2023
	(unaudited)
REVENUES:
Premiums earned	$3,652	$3,100
Net investment income	457	260
Total net gains (losses) on investments	(7)	5
Other income (expense)	31	(79)
Total revenues	4,133	3,286

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,237	1,966
Commission, brokerage, taxes and fees	782	661
Other underwriting expenses	224	200
Corporate expenses	22	19
Interest, fees and bond issue cost amortization expense	37	32
Total claims and expenses	3,302	2,878

INCOME (LOSS) BEFORE TAXES	832	408
Income tax expense (benefit)	99	43

NET INCOME (LOSS)	$733	$365

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(158)	246
Reclassification adjustment for realized losses (gains) included in net income (loss)	5	3
Total URA(D) on securities arising during the period	(153)	249

Foreign currency translation adjustments	(38)	31

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	(191)	280

COMPREHENSIVE INCOME (LOSS)	$542	$645

EARNINGS PER COMMON SHARE:
Basic	$16.87	$9.31
Diluted	16.87	9.31
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except dividends per share amounts)	2024	2023
	(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	43.4	39.2
Issued (redeemed) during the period, net	0.2	0.1
Treasury shares acquired	(0.1)	—
Balance end of period	43.5	39.3

COMMON SHARES (par value):
Balance beginning of period	$1	$1
Issued during the period, net	—	—
Balance end of period	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,773	2,302
Share-based compensation plans	(5)	(7)
Balance end of period	3,768	2,295

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(934)	(1,996)
Net increase (decrease) during the period	(191)	280
Balance end of period	(1,125)	(1,716)

RETAINED EARNINGS:
Balance beginning of period	14,270	12,042
Net income (loss)	733	365
Dividends declared ($1.75 per share in 1Q 2024 and $1.65 per share in 1Q 2023)	(76)	(65)
Balance, end of period	14,927	12,342

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,908)
Purchase of treasury shares	(35)	—
Balance end of period	(3,943)	(3,908)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$13,628	$9,014
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$733	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(370)	(259)
Decrease (increase) in funds held by reinsureds, net	(33)	(17)
Decrease (increase) in reinsurance recoverables	(129)	7
Decrease (increase) in income taxes	82	41
Decrease (increase) in prepaid reinsurance premiums	(14)	28
Increase (decrease) in reserve for losses and loss adjustment expenses	720	681
Increase (decrease) in unearned premiums	242	226
Increase (decrease) in amounts due to reinsurers	95	17
Increase (decrease) in losses in course of payment	—	47
Change in equity adjustments in limited partnerships	(59)	(5)
Distribution of limited partnership income	31	48
Change in other assets and liabilities, net	(188)	(121)
Non-cash compensation expense	16	12
Amortization of bond premium (accrual of bond discount)	(30)	(1)
Net (gains) losses on investments	7	(5)
Net cash provided by (used in) operating activities	1,102	1,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	736	562
Proceeds from fixed maturities sold - available for sale	407	72
Proceeds from fixed maturities matured/called/repaid - held to maturity	45	28
Proceeds from equity securities sold	—	46
Distributions from other invested assets	100	137
Cost of fixed maturities acquired - available for sale	(1,971)	(1,613)
Cost of fixed maturities acquired - held to maturity	(27)	(11)
Cost of equity securities acquired	(33)	(1)
Cost of other invested assets acquired	(138)	(242)
Net change in short-term investments	(252)	4
Net change in unsettled securities transactions	284	267
Net cash provided by (used in) investing activities	(849)	(752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(21)	(19)
Purchase of treasury shares	(35)	—
Dividends paid to shareholders	(76)	(65)
Cost of shares withheld on settlements of share-based compensation awards	(21)	(19)
Net cash provided by (used in) financing activities	(153)	(103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7	3

Net increase (decrease) in cash	107	212
Cash, beginning of period	1,437	1,398
Cash, end of period	$1,544	$1,610

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$16	$2
Interest paid	16	10
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2024 and 2023
1.    GENERAL
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
2.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2024.

Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2024 by the Financial Accounting Standards Board on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2024. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
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

Application of Methods and Assumption changes

The Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the three months ended March 31, 2024, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
3.   INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,042	$—	$3	$(52)	993
Obligations of U.S. states and political subdivisions	125	—	1	(10)	115
Corporate Securities	8,192	(45)	94	(329)	7,912
Asset-backed Securities	5,310	—	27	(33)	5,305
Mortgage-backed securities
Commercial	1,064	—	1	(84)	981
Agency Residential	4,835	—	30	(280)	4,585
Non-agency Residential	668	—	8	(4)	672
Foreign government securities	2,240	—	16	(131)	2,124
Foreign corporate securities	5,835	—	60	(285)	5,609
Total fixed maturity securities - available for sale	$29,311	$(46)	$240	$(1,209)	$28,297
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,045	$—	$3	$(52)	$996
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	7,587	(47)	135	(322)	7,353
Asset-backed securities	5,644	—	25	(51)	5,618
Mortgage-backed securities
Commercial	1,091	—	1	(92)	1,000
Agency residential	4,869	—	55	(229)	4,695
Non-agency residential	431	—	14	(2)	443
Foreign government securities	2,042	—	33	(108)	1,967
Foreign corporate securities	5,720	(1)	92	(271)	5,540
Total fixed maturity securities - available for sale	$28,568	$(48)	$358	$(1,137)	$27,740
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$175	$(2)	$5	$(4)	$173
Asset-backed Securities	569	(5)	4	(9)	559
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	6	—	89
Total fixed maturity securities - held to maturity	$849	(9)	$15	$(13)	$842
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$150	$(2)	$1	$(3)	$146
Asset-backed Securities	609	(5)	4	(10)	597
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$864	$(8)	$12	$(13)	$854
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,487	$1,454	$1,289	$1,261
Due after one year through five years	7,144	6,858	7,094	6,858
Due after five years through ten years	6,235	5,959	5,613	5,405
Due after ten years	2,569	2,483	2,537	2,460
Asset-backed securities	5,310	5,305	5,644	5,618
Mortgage-backed securities
Commercial	1,064	981	1,091	1,000
Agency residential	4,835	4,585	4,869	4,695
Non-agency residential	668	672	431	443
Total fixed maturity securities - available for sale	$29,311	$28,297	$28,568	$27,740
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$10	$10	$5	$5
Due after one year through five years	54	54	59	58
Due after five years through ten years	43	41	43	42
Due after ten years	152	157	127	131
Asset-backed securities	569	559	609	597
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$849	$842	$864	$854
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(186)	$279
Change in URA(D), pre-tax	(186)	$279
Deferred tax benefit (expense)	33	$(30)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(153)	$249
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$159	$(3)	$749	$(49)	$908	$(52)
Obligations of U.S. states and political subdivisions	8	—	63	(9)	71	(10)
Corporate securities	1,767	(47)	2,911	(282)	4,678	(329)
Asset-backed securities	399	(3)	943	(30)	1,342	(33)
Mortgage-backed securities
Commercial	167	(17)	722	(66)	890	(84)
Agency residential	1,143	(18)	2,101	(262)	3,244	(280)
Non-agency residential	211	(4)	5	—	215	(4)
Foreign government securities	494	(14)	994	(117)	1,488	(131)
Foreign corporate securities	885	(9)	2,653	(276)	3,537	(285)
Total	$5,233	$(115)	$11,141	$(1,092)	$16,374	$(1,208)
Securities where an allowance for credit loss was recorded	33	(1)	2	—	35	(1)
Total fixed maturity securities - available for sale	$5,267	$(116)	$11,143	$(1,092)	$16,409	$(1,209)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$214	$(3)	$876	$(36)	$1,090	$(39)
Due in one year through five years	1,135	(18)	3,822	(299)	4,958	(317)
Due in five years through ten years	1,282	(25)	2,234	(325)	3,516	(350)
Due after ten years	682	(26)	438	(74)	1,119	(100)
Asset-backed securities	399	(3)	943	(30)	1,342	(33)
Mortgage-backed securities	1,521	(40)	2,828	(328)	4,349	(368)
Total	$5,233	$(115)	$11,141	$(1,092)	$16,374	$(1,208)
Securities where an allowance for credit loss was recorded	33	(1)	2	—	35	(1)
Total fixed maturity securities - available for sale	$5,267	$(116)	$11,143	$(1,092)	$16,409	$(1,209)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2024 were $16.4 billion and $1.2 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at March 31, 2024, amounted to less than 3.0% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2024 comprised less than 0.7% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $116 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $108 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.1 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities, foreign government securities and commercial mortgage-backed securities. Of these unrealized losses, $1.1 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The aggregate fair value and gross unrealized losses related to fixed maturity - available for sale investments in an unrealized loss position at December 31, 2023 were $14.8 billion and $1.1 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at December 31, 2023, amounted to less than 3.0% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.7% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $102 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $86 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.0 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.0 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturities	$352	$247
Equity securities	1	1
Short-term investments and cash	38	17
Other invested assets
Limited partnerships	54	(15)
Other	20	22
Gross investment income before adjustments	465	272
Funds held interest income (expense)	6	—
Future policy benefit reserve income (expense)	—	—
Gross investment income	470	272
Investment expenses	13	12
Net investment income	$457	$260
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
The Company had contractual commitments to invest up to an additional $2.8 billion in limited partnerships and private placement loan securities at March 31, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.

In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at policy cash surrender value of $1.4 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of March 31, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2024 and December 31, 2023 is limited to the total carrying value of $4.9 billion and $4.8 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's Consolidated Balance Sheets.

As of March 31, 2024, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturity securities
Allowance for credit losses	$2	$(8)
Net realized gains (losses) from dispositions	(7)	2
Equity securities, fair value
Net realized gains (losses) from dispositions	1	7
Gains (losses) from fair value adjustments	(2)	4
Other invested assets	—	—
Short-term investments gain (loss)	—	—
Total net gains (losses) on investments	$(7)	$5
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(47)	$(1)	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	2	1	3
Balance, end of period	$(45)	$—	$(46)
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

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(9)
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

The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$407	$72
Gross gains from dispositions	11	11
Gross losses from dispositions	(18)	(9)

Proceeds from sales of equity securities	$—	$46
Gross gains from dispositions	1	7
Gross losses from dispositions	—	—
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

At March 31, 2024, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.

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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$993	$—	$993	$—
Obligations of U.S. States and political subdivisions	115	—	115	—
Corporate securities	7,912	—	7,292	620
Asset-backed securities	5,305	—	3,964	1,340
Mortgage-backed securities
Commercial	981	—	981	—
Agency residential	4,585	—	4,585	—
Non-agency residential	672	—	672	—
Foreign government securities	2,124	—	2,124	—
Foreign corporate securities	5,609	—	5,593	16
Total fixed maturities - available for sale	28,297	—	26,321	1,976

Equity securities, fair value	216	69	147	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$996	$—	$996	$—
Obligations of U.S. States and political subdivisions	128	—	128	—
Corporate securities	7,353	—	6,681	672
Asset-backed securities	5,618	—	4,313	1,305
Mortgage-backed securities
Commercial	1,000	—	1,000	—
Agency residential	4,695	—	4,695	—
Non-agency residential	443	—	443	—
Foreign government securities	1,967	—	1,967	—
Foreign corporate securities	5,540	—	5,524	16
Total fixed maturities - available for sale	27,740	—	25,747	1,993

Equity securities, fair value	188	70	118	—
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1
Included in other comprehensive income (loss)	—	7	—	7
Purchases, issuances and settlements	(52)	28	(1)	(25)
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—
Ending balance of fixed maturities	$620	$1,340	$16	$1,976

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1
Included in other comprehensive income (loss)	(4)	18	—	14
Purchases, issuances and settlements	(3)	9	—	5
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—
Ending balance of fixed maturities	$709	$1,020	$16	$1,745

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2024.

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
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 3 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.

In addition, $258 million and $274 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.    RESERVE FOR LOSSES AND LAE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Gross reserves beginning of period	$24,604	$22,065
Less reinsurance recoverables on unpaid losses	(2,098)	(2,105)
Net reserves beginning of period	22,506	19,960

Incurred related to:
Current year	2,237	1,966
Prior years	—	—
Total incurred losses and LAE	2,237	1,966

Paid related to:
Current year	319	684
Prior years	1,183	641
Total paid losses and LAE	1,502	1,325

Foreign exchange/translation adjustment	(114)	152

Net reserves end of period	23,127	20,753
Plus reinsurance recoverables on unpaid losses	2,084	2,125
Gross reserves end of period	$25,211	$22,878
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.2 billion and $2.0 billion for the three months ended March 31, 2024 and 2023, respectively. Gross and net reserves increased for the three months ended March 31, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $301 million in 2024 of current year attritional losses compared to 2023, offset by a decrease of $30 million in 2024 current year catastrophe losses.
6.    SEGMENT REPORTING
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

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
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$3,175	$1,236	$4,411
Net written premiums	2,942	958	3,900

Premiums earned	$2,728	$923	$3,652
Incurred losses and LAE	1,641	596	2,237
Commission and brokerage	671	111	782
Other underwriting expenses	71	153	224
Underwriting gain (loss)	$345	$64	$409

Net investment income			457
Net gains (losses) on investments			(7)
Corporate expenses			(22)
Interest, fee and bond issue cost amortization expense			(37)
Other income (expense)			31
Income (loss) before taxes			$832
(Some amounts may not reconcile due to rounding.)

	Three Months Ended March 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$2,620	$1,122	$3,743
Net written premiums	2,438	891	3,329

Premiums earned	$2,226	$874	$3,100
Incurred losses and LAE	1,401	565	1,966
Commission and brokerage	556	105	661
Other underwriting expenses	63	137	200
Underwriting gain (loss)	$205	$67	$273

Net investment income			260
Net gains (losses) on investments			5
Corporate expenses			(19)
Interest, fee and bond issue cost amortization expense			(32)
Other income (expense)			(79)
Income (loss) before taxes			$408
(Some amounts may not reconcile due to rounding.)

Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided. Additionally, such information is not utilized by the Company’s CODM when reviewing the business to assess performance, make operating decisions or allocate resources.
7.    CREDIT FACILITIES
The Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion as of March 31, 2024. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Agreement	$500	$478	12/31/2024	$500	$97	6/24/2024
		—			71	6/28/2024
		—			318	12/31/2024
		—			—
	$500	$478		$500	$486
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a letter of credit issuance facility with Citibank N.A., referred to as the “Bermuda Re Citibank Letter of Credit Facility”. The Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up the $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A. Effective December 13, 2023, the agreement was amended to extend the availability of committed issuance for an additional two years.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$197	12/31/2024	$230	$—	1/21/2024
		—	1/21/2025		4	2/29/2024
		4	2/28/2025		1	3/1/2024
		1	3/1/2025		3	9/23/2024
		1	3/15/2025		1	12/1/2024
		—	3/16/2025		—	12/16/2024
		1	8/15/2025		—	12/20/2024
		3	9/23/2025		217	12/31/2024
		1	12/1/2025		1	8/15/2025
		—	12/16/2025
		—	12/20/2025
		3	12/31/2025
Bermuda Re Citibank LOC Facility - Uncommitted	140	107	12/31/2024	140	105	12/31/2024
		—	12/30/2027		7	12/30/2027
		7	3/30/2028
Total Citibank Bilateral Agreement	$370	$327		$370	$340
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility	$200	$188	12/31/2024	$200	$192	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured LOC Agreement - Committed	$150	$150	12/31/2024	$150	$150	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$235	12/31/2024	$250	$235	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$150	12/30/2024	$200	$168	12/30/2024
		14			14	12/31/2024
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$164		$200	$182
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2024			At December 31, 2023
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2024	$200	$200	12/31/2024
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2024	100	100	12/31/2024
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2024, Everest Re had admitted assets of approximately $27.1 billion which provides borrowing capacity of up to approximately $2.7 billion. As of March 31, 2024, Everest Re has $819 million of borrowings outstanding, all of which expire in 2024. Everest Re incurred interest expense of $11 million and $6 million for the three months ended March 31, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. As of March 31, 2024, Everest Re had $1.1 billion of collateral pledged.

8.    SENIOR NOTES
The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$363	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	702	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	648	970	688
			$2,400	$2,349	$1,713	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	semi-annually	April 15/October 15	9	9
3.125% Senior notes	semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$205	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 15, 2024 to May 14, 2024 is 8.03%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Interest expense incurred	$4	$4
10.    COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At March 31,	At December 31,
(Dollars in millions)	2024	2023
Collateral in trust for non-affiliated agreements (1)	$3,178	$3,208
Collateral for secured letter of credit facilities	1,427	1,438
Collateral for FHLB borrowings	1,067	1,077
Securities on deposit with or regulated by government authorities	1,415	1,447
Funds at Lloyd's	532	538
Funds held by reinsureds	1,155	1,135
Total restricted assets	8,774	8,843
(1) At March 31, 2024 and December 31, 2023, the total amount on deposit in trust accounts includes $299 million and $243 million of restricted cash respectively.

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

	Three Months Ended March 31,
Mt. Logan Re Segregated Accounts	2024	2023
(Dollars in millions)
Ceded written premiums	$87	$53
Ceded earned premiums	87	46
Ceded losses and LAE	38	36

Assumed written premiums	1	1
Assumed earned premiums	1	1
Assumed losses and LAE	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of March 31, 2024			$1,375
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.

The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.3 billion issued in April 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material.

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

12.    OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(192)	$34	$(158)
Reclassification of net realized losses (gains) included
in net income (loss)	5	(1)	5
Foreign currency translation adjustments	(43)	5	(38)
Reclassification of benefit plan liability amortization included
in net income (loss)	1	—	—
Total other comprehensive income (loss)	$(229)	$38	$(191)
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$273	$(27)	$246
Reclassification of net realized losses (gains) included
in net income (loss)	6	(3)	3
Foreign currency translation adjustments	33	(2)	31
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—
Total other comprehensive income (loss)	$312	$(32)	$280
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023
(Dollars in millions)
URA(D) on securities	$5	$6	Other net realized capital gains (losses)
	(1)	(3)	Income tax expense (benefit)
	$5	$3	Net income (loss)

Benefit plan net gain (loss)	$1	$—	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning balance of URA(D) on securities	$(723)	$(1,709)
Current period change in URA(D) of investments - non-credit related	(153)	249
Ending balance of URA(D) on securities	(876)	(1,460)

Beginning balance of foreign currency translation adjustments	(195)	(254)
Current period change in foreign currency translation adjustments	(38)	31
Ending balance of foreign currency translation adjustments	(233)	(223)

Beginning balance of benefit plan net gain (loss)	(16)	(33)
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	(16)	(33)

Ending balance of accumulated other comprehensive income (loss)	$(1,125)	$(1,716)
(Some amounts may not reconcile due to rounding.)
13.    SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2024, a total of 214,943 restricted stock awards were granted: 207,839 and 7,104 of restricted stock awards were granted on February 28, 2024 and February 29, 2024, respectively. The per-share fair value of the restricted stock awards was $369.518 and $367.040, respectively. Additionally, 18,713 performance share units awards were granted on February 28, 2024, with a fair value of $369.518 per unit. For the three months ended March 31, 2023, a total of 174,171 restricted stock awards were granted on February 23, 2023 with a fair value of $382.385 per share. Additionally, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.385 per unit.
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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Net income (loss) per share:
Numerator
Net income (loss)	$733	$365
Less: dividends declared - common shares and unvested common shares	(76)	(65)
Undistributed earnings	657	300
Percentage allocated to common shareholders (1)	98.9%	98.7%
	649	296
Add: dividends declared - common shareholders	75	64
Numerator for basic and diluted earnings per common share	$725	$360

Denominator
Denominator for basic earnings per weighted-average common shares	42.9	38.7
Effect of dilutive securities:
Options	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.9	38.7

Per common share net income (loss)
Basic	$16.87	$9.31
Diluted	$16.87	$9.31

(1) Basic weighted - average common shares outstanding	42.9	38.7
Basic weighted - average common shares outstanding and unvested common shares expected to vest	43.4	39.2
Percentage allocated to common shareholders	98.9%	98.7%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of March 31, 2024 and 2023, respectively.
15.    INCOME TAXES

With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits as of December 31, 2023. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allowed companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023.

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
The ongoing Middle East war and the war in Ukraine continue to evolve. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding these wars and associated sanctions have impacted economic and investment markets both within Russia, Ukraine, the Middle East region, and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023
Gross written premiums	$4,411	$3,743	17.9%
Net written premiums	3,900	3,329	17.1%

REVENUES:
Premiums earned	$3,652	$3,100	17.8%
Net investment income	457	260	76.0%
Net gains (losses) on investments	(7)	5	NM
Other income (expense)	31	(79)	NM
Total revenues	4,133	3,286	25.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,237	1,966	13.8%
Commission, brokerage, taxes and fees	782	661	18.2%
Other underwriting expenses	224	200	12.1%
Corporate expenses	22	19	15.2%
Interest, fees and bond issue cost amortization expense	37	32	16.5%
Total claims and expenses	3,302	2,878	14.7%

INCOME (LOSS) BEFORE TAXES	832	408	NM
Income tax expense (benefit)	99	43	NM
NET INCOME (LOSS)	$733	$365	NM

RATIOS:			Point Change
Loss ratio	61.3%	63.4%	(2.1)
Commission and brokerage ratio	21.4%	21.3%	0.1
Other underwriting expense ratio	6.1%	6.4%	(0.3)
Combined ratio	88.8%	91.2%	(2.4)

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2024	2023
Balance sheet data:
Total investments and cash	$38,148	$37,142	2.7%
Total assets	50,937	49,399	3.1%
Reserve for losses and loss adjustment expenses	25,211	24,604	2.5%
Total debt	3,386	3,385	—%
Total liabilities	37,308	36,197	3.1%
Shareholders' equity	13,628	13,202	3.2%
Book value per share	313.55	304.29	3.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 17.9% to $4.4 billion for the three months ended March 31, 2024, compared to $3.7 billion for the three months ended March 31, 2023, reflecting a $555 million, or 21.2%, increase in our reinsurance business and a $114 million, or 10.1%, increase in our insurance business. The increase in reinsurance premiums was primarily due to property pro rata business and casualty pro rata business. The increase in insurance premiums was primarily due to property/short tail business and other specialty business.

Net written premiums increased by 17.1% to $3.9 billion for the three months ended March 31, 2024, compared to $3.3 billion for the three months ended March 31, 2023, which is consistent with the percentage change in gross written premiums. Premiums earned increased by 17.8% to $3.7 billion during the three months ended March 31, 2024, compared to $3.1 billion during the three months ended March 31, 2023. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other income of $31 million and other expense of $79 million for the three months ended March 31, 2024 and 2023, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange income of $32 million for the three months ended March 31, 2024 and foreign currency exchange expense of $85 million for the three months ended March 31, 2023.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,152	58.9%		$—	—%		$2,152	58.9%
Catastrophes	85	2.3%		—	—%		85	2.3%
Total	$2,237	61.3%		$—	—%		$2,237	61.3%

2023
Attritional	$1,851	59.7%		$—	—%		$1,851	59.7%
Catastrophes	115	3.7%		—	—%		115	3.7%
Total	$1,966	63.4%		$—	—%		$1,966	63.4%

Variance 2024/2023
Attritional	$301	(0.8)	pts	$—	—	pts	$301	(0.8)	pts
Catastrophes	(30)	(1.4)	pts	—	—	pts	(30)	(1.4)	pts
Total	$271	(2.2)	pts	$—	—	pts	$271	(2.2)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 13.8% to $2.2 billion for the three months ended March 31, 2024, compared to $2.0 billion for the three months ended March 31, 2023, primarily due to an increase of $301 million in current year attritional losses, partially offset by a decrease of $30 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $85 million for the three months ended March 31, 2024 related primarily to the 2024 Baltimore bridge collapse ($70 million) and the 2024 United States (“U.S.”) East Coast convective storms ($15 million). The $115 million of current year catastrophe losses for the three months ended March 31, 2023 related primarily to the 2023 Turkey earthquakes ($75.0 million), and the 2023 New Zealand storms ($40.0 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and loss adjustment expense results and can vary significantly from period to period. Losses from natural and man-made catastrophes contributed 2.3 percentage points to the combined ratio for the three months ended March 31, 2024, compared with 3.7 percentage points for the three months ended March 31, 2023. The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.3 billion issued in April 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 18.2% to $782 million for the three months ended March 31, 2024 compared to $661 million for the three months ended March 31, 2023. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $224 million and $200 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $22 million and $19 million for the three months ended March 31, 2024 and 2023, respectively. The increase from 2023 to 2024 was mainly due to information technology costs.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $37 million and $32 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from FHLB.
Income Tax Expense (Benefit). We had income tax expense of $99 million and $43 million for the three months ended March 31, 2024 and 2023, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits as of December 31, 2023. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allowed companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $733 million and $365 million for the three months ended March 31, 2024 and 2023, respectively. These changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 2.4 points to 88.8% for the three months ended March 31, 2024, compared to 91.2% for the three months ended March 31, 2023. The loss ratio component decreased by 2.1 points for the three months ended March 31, 2024 over the same period last year mainly due to a $30 million decrease in catastrophe losses and changes in the mix of business. The commission and brokerage ratio components increased to 21.4% for the three months ended March 31, 2024 compared to 21.3% for the three months ended March 31, 2023. The increase was mainly due to changes in the mix of business. The other underwriting expense ratios decreased to 6.1% for the three months ended March 31, 2024 compared to 6.4% for the three months ended March 31, 2023. This decrease was mainly due to higher insurance operations costs offset by higher earned premium base.
Shareholders’ Equity.
Shareholders’ equity increased by $426 million to $13.6 billion at March 31, 2024 from $13.2 billion at December 31, 2023, principally as a result of $733 million of net income, partially offset by $153 million of unrealized depreciation on available for sale fixed maturity portfolio net of tax, $38 million of net foreign currency translation adjustments, $76 million of shareholder dividends and $35 million of treasury share purchases.

Consolidated Investment Results
Net Investment Income.
Net investment income increased by 76.0% to $457 million for the three months ended March 31, 2024 compared with net investment income of $260 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was primarily the result of an increase of $105 million in income from fixed maturity investments, an increase of $21 million in short-term investments and an increase of $69 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturities	$352	$247
Equity securities	1	1
Short-term investments and cash	38	17
Other invested assets
Limited partnerships	54	(15)
Other	20	22
Gross investment income before adjustments	465	272
Funds held interest income (expense)	6	—
Future policy benefit reserve income (expense)	—	—
Gross investment income	470	272
Investment expenses	13	12
Net investment income	$457	$260
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Annualized pre-tax yield on average cash and invested assets	4.8%	3.2%
Annualized after-tax yield on average cash and invested assets	4.1%	2.8%
Annualized return on invested assets	4.7%	3.3%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$11	$11	$—
Losses	(18)	(9)	(9)
Total	(7)	2	(9)

Equity securities
Gains	1	7	(6)
Losses	—	—	—
Total	1	7	(6)

Other Invested Assets
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Total net realized gains (losses) from dispositions
Gains	12	18	(7)
Losses	(18)	(9)	(9)
Total	(6)	9	(16)

Allowance for credit losses	2	(8)	10

Gains (losses) from fair value adjustments
Equity securities	(2)	4	(7)
Total	(2)	4	(7)

Total net gains (losses) on investments	$(7)	$5	$(12)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended March 31, 2024 primarily relate to $6 million of losses due to the disposition of investments, $2 million of losses from fair value adjustments on equity securities, partially offset by a decrease to the allowance for credit losses of $2 million. The realized losses from dispositions of investments mainly related to the execution of a Company strategy to sell lower yielding investments in order to reinvest the proceeds at higher interest rates.
Segment Results.
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

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
The following tables present the underwriting results for our segments for the periods indicated:
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance	% Change
Gross written premiums	$3,175	$2,620	$555	21.2%
Net written premiums	2,942	2,438	504	20.7%

Premiums earned	$2,728	$2,226	$503	22.6%
Incurred losses and LAE	1,641	1,401	240	17.1%
Commission and brokerage	671	556	115	20.7%
Other underwriting expenses	71	63	8	12.1%
Underwriting gain (loss)	$345	$205	$140	68.1%

				Point Chg
Loss ratio	60.2%	63.0%		(2.8)
Commission and brokerage ratio	24.6%	25.0%		(0.4)
Other underwriting expense ratio	2.6%	2.8%		(0.2)
Combined ratio	87.3%	90.8%		(3.5)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 21.2% to $3.2 billion for the three months ended March 31, 2024 from $2.6 billion for the three months ended March 31, 2023, primarily due to property and casualty pro rata business. Net written premiums increased by 20.7% to $2.9 billion for the three months ended March 31, 2024 compared to $2.4 billion for the three months ended March 31, 2023. The increase was consistent with the percentage increase in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 22.6% to $2.7 billion for the three months ended March 31, 2024, compared to $2.2 billion for the three months ended March 31, 2023.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,561	57.2%		$—	—%		1,561	57.2%
Catastrophes	80	2.9%		—	—%		80	2.9%
Total Segment	$1,641	60.2%		$—	—%		$1,641	60.2%

2023
Attritional	$1,288	57.9%		$—	—%		1,288	57.9%
Catastrophes	113	5.1%		—	—%		113	5.1%
Total Segment	$1,401	63.0%		$—	—%		$1,401	63.0%

Variance 2024/2023
Attritional	$273	(0.7)	pts	$—	—	pts	$273	(0.7)	pts
Catastrophes	(33)	(2.1)	pts	—	—	pts	(33)	(2.1)	pts
Total Segment	$240	(2.8)	pts	$—	—	pts	$240	(2.8)	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 17.1% to $1.6 billion for the three months ended March 31, 2024, compared to $1.4 billion for the three months ended March 31, 2023. The increase was primarily due to an increase of $273 million in current year attritional losses, partially offset by a decrease of $33 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $80 million for the three months ended March 31, 2024 related primarily to the 2024 Baltimore bridge collapse ($65 million) and the 2024 U.S. East Coast convective storms ($15 million). The $113 million of current year catastrophe losses for the three months ended March 31, 2023 related primarily to the 2023 Turkey earthquakes ($75.0 million) and the 2023 New Zealand storms ($38.0 million).
Segment Expenses. Commission and brokerage expense increased by 20.7% to $671 million for the three months ended March 31, 2024 compared to $556 million for the three months ended March 31, 2023. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $71 million for the three months ended March 31, 2024 from $63 million for the three months ended March 31, 2023. The increase was due to increased expenditures supporting the increased premium volume of the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance	% Change
Gross written premiums	$1,236	$1,122	$114	10.1%
Net written premiums	958	891	67	7.5%

Premiums earned	$923	$874	$49	5.6%
Incurred losses and LAE	596	565	30	5.4%
Commission and brokerage	111	105	6	5.3%
Other underwriting expenses	153	137	16	12.0%
Underwriting gain (loss)	$64	$67	$(3)	(5.0)%

				Point Chg
Loss ratio	64.5%	64.6%		(0.1)
Commission and brokerage ratio	12.0%	12.0%		—
Other underwriting expense ratio	16.6%	15.6%		1.0
Combined ratio	93.1%	92.3%		0.8
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 10.1% to $1.2 billion for the three months ended March 31, 2024 compared to $1.1 billion for the three months ended March 31, 2023. The increase in insurance premiums was primarily due to increases in property/short tail business, other specialty lines of business, and specialty casualty business. Net written premiums increased by 7.5% to $958 million for the three months ended March 31, 2024, compared to $891 million for the three months ended March 31, 2023. The lower percentage change in net written premiums compared to gross written premiums is due to lower net retention resulting from changes in the mix of business. Premiums earned increased by 5.6% to $923 million for the three months ended March 31, 2024, compared to $874 million for the three months ended March 31, 2023.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$591	64.0%		$—	—%		591	64.0%
Catastrophes	5	0.5%		—	—%		5	0.5%
Total Segment	$596	64.5%		$—	—%		$596	64.5%

2023
Attritional	$563	64.4%		$—	—%		563	64.4%
Catastrophes	2	0.2%		—	—%		2	0.2%
Total Segment	$565	64.6%		$—	—%		$565	64.6%

Variance 2024/2023
Attritional	$27	(0.4)	pts	$—	—	pts	$27	(0.4)	pts
Catastrophes	3	0.3	pts	—	—	pts	3	0.3	pts
Total Segment	$30	(0.1)	pts	$—	—	pts	$30	(0.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 5.4% to $596 million for the three months ended March 31, 2024, compared to $565 million for the three months ended March 31, 2023. The increase was mainly due to an increase of $27 million in current year attritional losses and an increase of $3 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business. The $5 million of current year catastrophe losses for the three months ended March 31, 2024 related to the 2024 Baltimore bridge collapse. The $2 million of current year catastrophe losses for the three months ended March 31, 2023 related to the 2023 New Zealand storms.
Segment Expenses. Commission and brokerage increased by 5.3% to $111 million for the three months ended March 31, 2024 compared to $105 million for the three months ended March 31, 2023. Segment other underwriting expenses increased to $153 million for the three months ended March 31, 2024 compared to $137 million for the three months ended March 31, 2023. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $36.6 billion at March 31, 2024, an increase of $898 million compared to $35.7 billion at December 31, 2023. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $828 million of fixed maturities - available for sale during the three months ended March 31, 2024.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At March 31, 2024	At December 31, 2023
Fixed income portfolio duration (years)	3.4	3.3
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.3 billion and $2.3 billion at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, $403 million, or 17.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $248 million, or 10.7%, was receivable from Munich Reinsurance America, Inc. and $171 million, or 7.4% was receivable from Endurance Specialty Holdings, Ltd. No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $25.2 billion and $24.6 billion at March 31, 2024 and December 31, 2023, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2024
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,347	$11,547	$17,894	71.0%
Insurance	2,051	5,033	7,084	28.1%
Total excluding A&E	8,398	16,580	24,978	99.1%
A&E	153	80	233	0.9%
Total including A&E	$8,551	$16,660	$25,211	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,355	$11,051	$17,406	70.7%
Insurance	2,027	4,924	6,952	28.3%
Total excluding A&E	8,383	15,975	24,357	99.0%
A&E	159	88	246	1.0%
Total including A&E	$8,541	$16,063	$24,604	100.0%
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

	At March 31,	At December 31,
(Dollars in millions)	2024	2023
Gross reserves	$233	$247
Ceded reserves	(13)	(15)
Net reserves	$220	$232
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at March 31, 2024, we had net asbestos loss reserves of $200 million, or 90.9%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 6.4 years at March 31, 2024. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at March 31, 2024 and December 31, 2023 was $13.6 billion and $13.2 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2023	2022	2023	2022
Regulatory targeted capital	$2,669	$2,217	$4,242	$3,353
Actual capital	$3,711	$2,759	$6,963	$5,553
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

During the first quarter of 2024, we repurchased 0.1 million of our shares at a cost of $35 million in the open market. We paid $76 million in dividends to adjust our capital position and enhance long-term expected returns to our shareholders. In 2023, we repurchased no shares in the open market and paid $288 million in dividends. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of March 31, 2024, we had repurchased 30.9 million shares under this authorization.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.1 billion and $1.1 billion for the three months ended March 31, 2024 and 2023, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $229 million and $198 million for the three months ended March 31, 2024 and 2023, respectively, and net tax payments of $16 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2024 and December 31, 2023, we held cash and short-term investments of $3.9 billion and $3.6 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2024, we had $1.5 billion of available for sale fixed maturity securities maturing within one year or less, $6.9 billion maturing within one to five years and $8.4 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2024, we had $1.0 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.2 billion of pre-tax unrealized depreciation and $240 million of pre-tax unrealized appreciation.
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
Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of investments is adjusted periodically, consistent with our current and projected operating results and market conditions. The fixed maturity securities in the investment portfolio are comprised of available for sale and held to maturity securities. Additionally, we have invested in equity securities.
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
Interest Rate Risk. Our $38.1 billion investment portfolio at March 31, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.3 billion of mortgage-backed securities in the $29.1 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At March 31, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$33,746	$32,640	$31,533	$30,427	$29,320
Fair Value Change from Base (%)	7.0%	3.5%	—%	(3.5)%	(7.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,914	$957	$—	$(957)	$(1,914)
We had $25.2 billion and $24.6 billion of gross reserves for losses and LAE as of March 31, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.3 billion resulting in a discounted reserve balance of approximately $18.8 billion, representing approximately 59.6% of the value of the fixed maturity investment portfolio funds.

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
ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	154	$374.32	—	1,228,908
February 1 - 29, 2024	45,250	$369.7883	—	1,228,908
March 1 - 31, 2024	101,438	$387.5345	90,291	1,138,617
Total	146,842	$—	90,291	1,138,617
(1)On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased (0.1) million of the Company’s shares.

(2)Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
Exhibit Index

Exhibit No.	Description
3.2	Bye-Laws of Everest Group, Ltd.

10.1*	Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024

10.2*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024

10.3*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024

10.4*	Amended and Restated Employment Agreement between Everest National Insurance Company and Michael Karmilowicz dated March 24, 2024

10.5*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024

10.6*	Everest Reinsurance Group, Ltd. Senior Executive Change of Control Plan, as amended and restated effective November 17, 2015

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
*Management contract or compensatory plan or arrangement

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: May 3, 2024