Form 10-Q
period 2024-06-30
EVEREST GROUP, LTD.
filed 2024-08-02
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 26, 2024
Common Shares, $0.01 par value	43,273,547

EVEREST GROUP, LTD.

Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including, but not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
•the effects of catastrophic events on our financial statements;
•losses from catastrophe exposure that exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses (“LAE”);
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
•our ability to pay dividends, interest and principal, which is dependent on our ability to receive dividends, loan payments and other funds from subsidiaries in our holding company structure;
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
•the effect on Group and/or Bermuda Re should it/they become subject to taxes in jurisdictions where not currently subject to taxation; and
•the ability of Everest Re, Holdings, and Holdings Ireland (each, as defined in Part I below), Everest Dublin Insurance Holdings Limited (Ireland), Bermuda Re and Everest International Reinsurance, Ltd. to pay dividends.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
(In millions of U.S. dollars, except par value per share)	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$29,031	$27,740
(amortized cost: 2024, $30,134; 2023, $28,568, credit allowances: 2024, $(42); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $788; 2023, $854, net of credit allowances: 2024, $(8); 2023, $(8))	787	855
Equity securities, at fair value	219	188
Other invested assets	4,994	4,794
Short-term investments	2,464	2,127
Cash	1,570	1,437
Total investments and cash	39,065	37,142
Accrued investment income	360	324
Premiums receivable (net of credit allowances: 2024, $(45); 2023, $(41))	5,403	4,768
Reinsurance paid loss recoverables (net of credit allowances: 2024, $(29); 2023, $(26))	254	164
Reinsurance unpaid loss recoverables	2,151	2,098
Funds held by reinsureds	1,189	1,135
Deferred acquisition costs	1,422	1,247
Prepaid reinsurance premiums	806	713
Income tax asset, net	927	868
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	983	941
TOTAL ASSETS	$52,560	$49,399

LIABILITIES:
Reserve for losses and loss adjustment expenses	$25,853	$24,604
Unearned premium reserve	7,313	6,622
Funds held under reinsurance treaties	13	24
Amounts due to reinsurers	869	650
Losses in course of payment	289	171
Senior notes	2,349	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	175	137
Other liabilities	458	582
Total liabilities	38,378	36,197

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2024) 74.3 and (2023) 74.2
outstanding before treasury shares	1	1
Additional paid-in capital	3,785	3,773
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(162) at 2024 and $(99) at 2023	(1,160)	(934)
Treasury shares, at cost; 31.0 shares (2024) and 30.8 shares (2023)	(4,008)	(3,908)
Retained earnings	15,565	14,270
Total shareholders' equity	14,182	13,202
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$52,560	$49,399
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,693	$3,251	$7,345	$6,352
Net investment income	528	357	985	617
Net gains (losses) on investments	(17)	5	(24)	10
Other income (expense)	23	38	54	(42)
Total revenues	4,227	3,650	8,360	6,936

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,311	1,960	4,548	3,927
Commission, brokerage, taxes and fees	790	686	1,571	1,347
Other underwriting expenses	234	205	458	405
Corporate expenses	22	17	44	36
Interest, fees and bond issue cost amortization expense	37	33	75	65
Total claims and expenses	3,395	2,901	6,696	5,779

INCOME (LOSS) BEFORE TAXES	832	750	1,664	1,157
Income tax expense (benefit)	108	80	207	122

NET INCOME (LOSS)	$724	$670	$1,457	$1,035

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(70)	(169)	(227)	77
Reclassification adjustment for realized losses (gains) included in net income (loss)	9	2	14	5
Total URA(D) on securities arising during the period	(60)	(167)	(213)	82

Foreign currency translation adjustments	—	(1)	(38)	30

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	24	—	25	1
Total benefit plan net gain (loss) for the period	24	—	25	1
Total other comprehensive income (loss), net of tax	(36)	(168)	(227)	113

COMPREHENSIVE INCOME (LOSS)	$688	$502	$1,230	$1,148

EARNINGS PER COMMON SHARE:
Basic	$16.70	$16.26	$33.57	$25.74
Diluted	16.70	16.26	33.57	25.74
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except dividends per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	43.5	39.3	43.4	39.2
Issued (redeemed) during the period, net	—	4.1	0.2	4.2
Treasury shares acquired	(0.2)	—	(0.3)	—
Balance end of period	43.3	43.4	43.3	43.4

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,768	2,295	3,773	2,302
Public offering of shares	—	1,445	—	1,445
Share-based compensation plans	17	12	12	5
Balance end of period	3,785	3,753	3,785	3,753

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,125)	(1,716)	(934)	(1,996)
Net increase (decrease) during the period	(36)	(168)	(227)	113
Balance end of period	(1,160)	(1,883)	(1,160)	(1,883)

RETAINED EARNINGS:
Balance beginning of period	14,927	12,342	14,270	12,042
Net income (loss)	724	670	1,457	1,035
Dividends declared ($2.00 per share in 2Q 2024 and $3.75 per share YTD in 2024;
$1.65 per share in 2Q 2023 and $3.30 per share YTD in 2023)	(86)	(72)	(163)	(136)
Balance, end of period	15,565	12,940	15,565	12,940

TREASURY SHARES AT COST:
Balance beginning of period	(3,943)	(3,908)	(3,908)	(3,908)
Purchase of treasury shares	(65)	—	(100)	—
Balance end of period	(4,008)	(3,908)	(4,008)	(3,908)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$14,182	$10,902	$14,182	$10,902
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,457	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(685)	(584)
Decrease (increase) in funds held by reinsureds, net	(66)	(5)
Decrease (increase) in reinsurance recoverables	(236)	(21)
Decrease (increase) in income taxes	4	56
Decrease (increase) in prepaid reinsurance premiums	(130)	(40)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,388	1,142
Increase (decrease) in unearned premiums	744	732
Increase (decrease) in amounts due to reinsurers	258	63
Increase (decrease) in losses in course of payment	122	75
Change in equity adjustments in limited partnerships	(177)	(56)
Distribution of limited partnership income	60	49
Change in other assets and liabilities, net	(292)	(293)
Non-cash compensation expense	33	25
Amortization of bond premium (accrual of bond discount)	(65)	(11)
Net (gains) losses on investments	24	(10)
Net cash provided by (used in) operating activities	2,439	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,707	1,137
Proceeds from fixed maturities sold - available for sale	1,085	168
Proceeds from fixed maturities matured/called/repaid - held to maturity	109	61
Proceeds from equity securities sold	15	46
Distributions from other invested assets	209	133
Cost of fixed maturities acquired - available for sale	(4,475)	(3,396)
Cost of fixed maturities acquired - held to maturity	(36)	(15)
Cost of equity securities acquired	(35)	(3)
Cost of other invested assets acquired	(314)	(298)
Net change in short-term investments	(299)	(625)
Net change in unsettled securities transactions	18	41
Net cash provided by (used in) investing activities	(2,016)	(2,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(21)	(19)
Proceeds from public offering of common shares	—	1,445
Purchase of treasury shares	(100)	—
Dividends paid to shareholders	(163)	(136)
Cost of shares withheld on settlements of share-based compensation awards	(21)	(20)
Net cash provided by (used in) financing activities	(305)	1,269

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	(7)

Net increase (decrease) in cash	133	668
Cash, beginning of period	1,437	1,398
Cash, end of period	$1,570	$2,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$203	$73
Interest paid	74	64

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$23	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2024 and 2023
1.    GENERAL
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and other international markets. As used in this document, “Company” and “Everest” mean Group and its subsidiaries.
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.
2.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2024.

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

3.   INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,070	$—	$3	$(49)	1,024
Obligations of U.S. states and political subdivisions	114	—	1	(9)	105
Corporate Securities	8,297	(42)	70	(347)	7,979
Asset-backed Securities	5,317	—	27	(27)	5,317
Mortgage-backed securities
Commercial	1,016	—	1	(83)	934
Agency Residential	5,025	—	22	(302)	4,745
Non-agency Residential	940	—	8	(5)	943
Foreign government securities	2,370	—	11	(140)	2,240
Foreign corporate securities	5,985	—	46	(287)	5,744
Total fixed maturity securities - available for sale	$30,134	$(42)	$188	$(1,249)	$29,031
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,045	$—	$3	$(52)	$996
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	7,587	(47)	135	(322)	7,353
Asset-backed securities	5,644	—	25	(51)	5,618
Mortgage-backed securities
Commercial	1,091	—	1	(92)	1,000
Agency residential	4,869	—	55	(229)	4,695
Non-agency residential	431	—	14	(2)	443
Foreign government securities	2,042	—	33	(108)	1,967
Foreign corporate securities	5,720	(1)	92	(271)	5,540
Total fixed maturity securities - available for sale	$28,568	$(48)	$358	$(1,137)	$27,740
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$173	$(2)	$5	$(5)	$171
Asset-backed Securities	517	(5)	5	(8)	509
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	87
Total fixed maturity securities - held to maturity	$796	(8)	$14	$(13)	$788
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$150	$(2)	$1	$(3)	$146
Asset-backed Securities	609	(5)	4	(10)	597
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$864	$(8)	$12	$(13)	$854
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,472	$1,439	$1,289	$1,261
Due after one year through five years	7,560	7,264	7,094	6,858
Due after five years through ten years	6,350	6,050	5,613	5,405
Due after ten years	2,454	2,339	2,537	2,460
Asset-backed securities	5,317	5,317	5,644	5,618
Mortgage-backed securities
Commercial	1,016	934	1,091	1,000
Agency residential	5,025	4,745	4,869	4,695
Non-agency residential	940	943	431	443
Total fixed maturity securities - available for sale	$30,134	$29,031	$28,568	$27,740
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$12	$12	$5	$5
Due after one year through five years	53	52	59	58
Due after five years through ten years	42	41	43	42
Due after ten years	151	154	127	131
Asset-backed securities	517	509	609	597
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$796	$788	$864	$854
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(90)	$(195)	$(276)	$84
Change in URA(D), pre-tax	(90)	(195)	(276)	84
Deferred tax benefit (expense)	30	28	63	(2)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(60)	$(167)	$(213)	$82
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2024 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$187	$(4)	$734	$(44)	$922	$(49)
Obligations of U.S. states and political subdivisions	5	—	64	(9)	69	(9)
Corporate securities	2,331	(60)	2,868	(286)	5,199	(346)
Asset-backed securities	341	(3)	607	(24)	948	(27)
Mortgage-backed securities
Commercial	194	(18)	694	(65)	888	(83)
Agency residential	1,853	(100)	1,567	(203)	3,420	(302)
Non-agency residential	384	(3)	60	(2)	444	(5)
Foreign government securities	713	(24)	927	(116)	1,639	(140)
Foreign corporate securities	1,406	(21)	2,457	(266)	3,864	(287)
Total	$7,414	$(233)	$9,978	$(1,016)	$17,392	$(1,248)
Securities where an allowance for credit loss was recorded	15	(1)	2	—	16	(1)
Total fixed maturity securities - available for sale	$7,428	$(234)	$9,980	$(1,016)	$17,408	$(1,249)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2024 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$256	$(7)	$763	$(31)	$1,019	$(39)
Due in one year through five years	1,602	(28)	3,727	(299)	5,328	(326)
Due in five years through ten years	1,955	(49)	1,971	(303)	3,927	(352)
Due after ten years	829	(26)	589	(88)	1,418	(114)
Asset-backed securities	341	(3)	607	(24)	948	(27)
Mortgage-backed securities	2,431	(120)	2,321	(270)	4,752	(390)
Total	$7,414	$(233)	$9,978	$(1,016)	$17,392	$(1,248)
Securities where an allowance for credit loss was recorded	15	(1)	2	—	16	(1)
Total fixed maturity securities - available for sale	$7,428	$(234)	$9,980	$(1,016)	$17,408	$(1,249)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2024 were $17.4 billion and $1.2 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at June 30, 2024, amounted to less than 3.0% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2024 comprised less than 0.8% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $234 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $227 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.0 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities, foreign government securities and commercial mortgage-backed securities. Of these unrealized losses, $1.0 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$369	$276	$721	$523
Equity securities	1	1	2	2
Short-term investments and cash	43	34	81	51
Other invested assets
Limited partnerships	94	53	148	38
Other	30	6	50	27
Gross investment income before adjustments	537	369	1,001	641
Funds held interest income (expense)	9	2	15	2
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	545	371	1,016	643
Investment expenses	18	14	31	26
Net investment income	$528	$357	$985	$617
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
The Company had contractual commitments to invest up to an additional $2.8 billion in limited partnerships and private placement loan securities at June 30, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.

In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at policy cash surrender value of $1.4 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of June 30, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2024 and December 31, 2023 is limited to the total carrying value of $5.0 billion and $4.8 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's Consolidated Balance Sheets. Exposure relating specifically to general and limited partnerships as of June 30, 2024 and December 31, 2023 is limited to the total carrying value of $3.6 billion and $3.4 billion. As of June 30, 2024, the Company has outstanding commitments totaling $2.2 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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

The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturity securities
Allowance for credit losses	$4	$—	$6	$(8)
Net realized gains (losses) from dispositions	(15)	(3)	(22)	(1)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	1	7
Gains (losses) from fair value adjustments	(5)	8	(8)	12
Other invested assets	(1)	—	(1)	—
Total net gains (losses) on investments	$(17)	$5	$(24)	$10
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(45)	$—	$(46)	$(47)	$(1)	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	4	5	1	6
Balance, end of period	$(42)	$—	$(42)	$(42)	$—	$(42)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(55)	$(7)	$(62)	$(45)	$(10)	$(54)
Credit losses on securities where credit
losses were not previously recorded	(2)	—	(2)	(14)	—	(14)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	1	4	3	6
Balance, end of period	$(56)	$(7)	$(63)	$(56)	$(7)	$(63)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(9)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	(9)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	(2)	(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$678	$96	$1,085	$168
Gross gains from dispositions	16	7	26	17
Gross losses from dispositions	(30)	(10)	(48)	(19)

Proceeds from sales of equity securities	$15	$—	$15	$46
Gross gains from dispositions	1	—	2	7
Gross losses from dispositions	—	—	—	—
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

At June 30, 2024, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.
Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as Level 1, since the quoted prices are directly observable. Equity securities traded on foreign exchanges are categorized as Level 2 due to the added input of a foreign exchange conversion rate to determine fair value. The Company uses foreign currency exchange rates published by nationally recognized sources.
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
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source; and
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$1,024	$—	$1,024	$—
Obligations of U.S. States and political subdivisions	105	—	105	—
Corporate securities	7,979	—	7,390	589
Asset-backed securities	5,317	—	3,875	1,442
Mortgage-backed securities
Commercial	934	—	934	—
Agency residential	4,745	—	4,745	—
Non-agency residential	943	—	943	—
Foreign government securities	2,240	—	2,240	—
Foreign corporate securities	5,744	—	5,730	14
Total fixed maturities - available for sale	29,031	—	26,987	2,045

Equity securities, fair value	219	70	144	5
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$996	$—	$996	$—
Obligations of U.S. States and political subdivisions	128	—	128	—
Corporate securities	7,353	—	6,681	672
Asset-backed securities	5,618	—	4,313	1,305
Mortgage-backed securities
Commercial	1,000	—	1,000	—
Agency residential	4,695	—	4,695	—
Non-agency residential	443	—	443	—
Foreign government securities	1,967	—	1,967	—
Foreign corporate securities	5,540	—	5,524	16
Total fixed maturities - available for sale	27,740	—	25,747	1,993

Equity securities, fair value	188	70	118	—
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$620	$1,340	$16	$1,976	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings	5	—	—	5	6	—	—	6
Included in other comprehensive income (loss)	(1)	3	—	2	(1)	10	—	9
Purchases, issuances and settlements	(35)	99	(2)	62	(88)	126	(2)	37
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$589	$1,442	$14	$2,045	$589	$1,442	$14	$2,045

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$3	$—	$—	$3	$4	$—	$—	$4
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$709	$1,020	$16	$1,745	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	2	—	—	2
Included in other comprehensive income (loss)	(2)	(8)	—	(9)	(6)	10	—	4
Purchases, issuances and settlements	3	103	—	105	—	111	—	111
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$711	$1,115	$16	$1,842	$711	$1,115	$16	$1,842

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$—	$—	$—	$—	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2024.

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
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 3 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.

In addition, $260 million and $274 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.    RESERVE FOR LOSSES AND LAE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)
Gross reserves beginning of period	$24,604	$22,065
Less reinsurance recoverables on unpaid losses	(2,098)	(2,105)
Net reserves beginning of period	22,506	19,960

Incurred related to:
Current year	4,548	3,927
Prior years	—	—
Total incurred losses and LAE	4,548	3,927

Paid related to:
Current year	1,068	1,307
Prior years	2,145	1,515
Total paid losses and LAE	3,213	2,822

Foreign exchange/translation adjustment	(139)	165

Net reserves end of period	23,702	21,229
Plus reinsurance recoverables on unpaid losses	2,151	2,175
Gross reserves end of period	$25,853	$23,405
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $4.5 billion and $3.9 billion for the six months ended June 30, 2024 and 2023, respectively. Gross and net reserves increased for the six months ended June 30, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $528 million of current year attritional losses in 2024 compared to 2023, as well as an increase of $94 million in 2024 current year catastrophe losses.
6.    SEGMENT REPORTING
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Australia, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

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
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$3,209	$1,515	$4,725	$6,385	$2,752	$9,136
Net written premiums	3,033	1,051	4,084	5,975	2,009	7,984

Premiums earned	$2,731	$962	$3,693	$5,459	$1,885	$7,345
Incurred losses and LAE	1,684	628	2,311	3,325	1,223	4,548
Commission and brokerage	672	117	790	1,343	228	1,571
Other underwriting expenses	72	162	234	142	316	458
Underwriting gain (loss)	$303	$54	$358	$649	$118	$767

Net investment income			528			985
Net gains (losses) on investments			(17)			(24)
Corporate expenses			(22)			(44)
Interest, fee and bond issue cost amortization expense			(37)			(75)
Other income (expense)			23			54
Income (loss) before taxes			$832			$1,664
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,747	$1,433	$4,180	$5,368	$2,555	$7,923
Net written premiums	2,621	1,053	3,674	5,059	1,944	7,003

Premiums earned	$2,364	$888	$3,251	$4,590	$1,762	$6,352
Incurred losses and LAE	1,389	572	1,960	2,790	1,137	3,927
Commission and brokerage	579	107	686	1,135	212	1,347
Other underwriting expenses	61	143	205	124	280	405
Underwriting gain (loss)	$335	$66	$401	$540	$133	$673

Net investment income			357			617
Net gains (losses) on investments			5			10
Corporate expenses			(17)			(36)
Interest, fee and bond issue cost amortization expense			(33)			(65)
Other income (expense)			38			(42)
Income (loss) before taxes			$750			$1,157
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided. Additionally, such information is not utilized by the Company’s CODM when reviewing the business to assess performance, make operating decisions or allocate resources.

7.    CREDIT FACILITIES
The Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion as of June 30, 2024. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective February 23, 2021, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a letter of credit issuance facility with Wells Fargo, referred to as the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility.” The Bermuda Re Wells Fargo Bilateral Letter of Credit Facility originally provided for the issuance of up to $50 million of secured letters of credit. Effective May 5, 2021, the agreement was amended to provide for the issuance of up to $500 million of secured letters of credit. Effective June 10, 2024, the agreement was amended to extend the availability of committed issuance for one year.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$500	$477	12/31/2024	$500	$97	6/24/2024
		—			71	6/28/2024
		—			318	12/31/2024
		—			—
	$500	$477		$500	$486
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$197	12/31/2024	$230	$—	1/21/2024
		—	1/21/2025		4	2/29/2024
		4	2/28/2025		1	3/1/2024
		2	3/1/2025		3	9/23/2024
		1	3/15/2025		1	12/1/2024
		1	8/15/2025		—	12/16/2024
		3	9/23/2025		—	12/20/2024
		1	12/1/2025		217	12/31/2024
		—	12/16/2025		1	8/15/2025
		—	12/20/2025
		4	12/31/2025
Bermuda Re Citibank LOC Facility - Uncommitted	140	106	12/31/2024	140	105	12/31/2024
		—	3/30/2028		7	12/30/2027
		7	6/30/2028
Total Citibank Bilateral Agreement	$370	$326		$370	$340
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$188	12/31/2024	$200	$192	12/31/2024
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility

Effective December 30, 2022, Bermuda Re entered into a new additional letter of credit issuance facility with Bayerische Landesbank, New York Branch, referred to as the “Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2024	$150	$150	12/31/2024
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Letter of Credit Facility
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Everest Insurance (Ireland), dac (“Ireland Insurance”) as an account party with access to a $15 million sub-limit for the issuance of letters of credit, an agreement referred to as the “Bermuda Re

Lloyd’s Bank Letter of Credit Facility”, which superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$216	12/31/2024	$250	$235	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$150	12/30/2024	$200	$168	12/30/2024
		14	12/31/2024		14	12/31/2024
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$164		$200	$182
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2024	$200	$200	12/31/2024
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2024	100	100	12/31/2024
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2024, Everest Re had statutory admitted assets of approximately $28.0 billion which provides borrowing capacity of up to approximately $2.8 billion. As of June 30, 2024, Everest Re had $819 million of borrowings outstanding, all of which expire in 2024. Everest Re incurred interest expense of $11 million and $7 million for the three months ended June 30, 2024 and 2023, respectively. Everest Re incurred interest expense of $22 million and $13 million for the six months ended June 30, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of June 30, 2024, Everest Re had $1.1 billion of collateral pledged.

8.    SENIOR NOTES
The table below displays Everest Reinsurance Holdings’ (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				June 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$352	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	674	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	620	970	688
			$2,400	$2,349	$1,646	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$214	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2024 to August 14, 2024 is 7.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of the Senior Note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the Subordinated Notes Issued 2007. The Company’s Senior Notes are the Company’s long-term indebtedness that rank senior to the Subordinated Notes Issued 2007.

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense incurred	$4	$4	$9	$8
10.    COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At June 30,	At December 31,
(Dollars in millions)	2024	2023
Collateral in trust for non-affiliated agreements (1)	$3,202	$3,208
Collateral for secured letter of credit facilities	1,370	1,438
Collateral for FHLB borrowings	1,051	1,077
Securities on deposit with or regulated by government authorities	1,397	1,447
Funds at Lloyd's	460	538
Funds held by reinsureds	1,189	1,135
Total restricted assets	8,669	8,843
(1) At June 30, 2024 and December 31, 2023, the total amount on deposit in trust accounts includes $199 million and $243 million of restricted cash respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2024	2023	2024	2023
(Dollars in millions)
Ceded written premiums	$82	$46	$169	$99
Ceded earned premiums	94	52	180	98
Ceded losses and LAE	26	16	64	53

Assumed written premiums	1	1	3	1
Assumed earned premiums	1	1	3	1
Assumed losses and LAE	—	—	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of June 30, 2024			$1,575
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry-level insured losses from covered events, as well as the geographic location of the events. The estimated industry-level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.

As of June 30, 2024, the Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.3 billion issued in June 2024 exceeds the attachment point. The current estimated recovery under the CAT Bond is not material.

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

12.    OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(101)	$32	$(70)	$(293)	$66	$(227)
Reclassification of net realized losses (gains) included
in net income (loss)	11	(2)	9	17	(3)	14
Foreign currency translation adjustments	(2)	2	—	(45)	7	(38)
Reclassification of benefit plan liability amortization included
in net income (loss)	31	(6)	24	31	(7)	25
Total other comprehensive income (loss)	$(61)	$25	$(36)	$(290)	$63	$(227)
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(199)	$30	$(169)	$75	$2	$77
Reclassification of net realized losses (gains) included
in net income (loss)	4	(2)	2	10	(4)	5
Foreign currency translation adjustments	(2)	1	(1)	31	(1)	30
Reclassification of benefit plan liability amortization included
in net income (loss)	1	—	—	1	—	1
Total other comprehensive income (loss)	$(196)	$29	$(168)	$116	$(3)	$113
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023	2024	2023
(Dollars in millions)
URA(D) on securities	$11	$4	$17	$10	Other net realized capital gains (losses)
	(2)	(2)	(3)	(4)	Income tax expense (benefit)
	$9	$2	$14	$5	Net income (loss)

Benefit plan net gain (loss)	$31	$1	$31	$1	Other underwriting expenses
	(6)	—	(7)	—	Income tax expense (benefit)
	$24	$1	$25	$1	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance of URA(D) on securities	$(876)	$(1,460)	$(723)	$(1,709)
Current period change in URA(D) of investments - non-credit related	(60)	(167)	(213)	82
Ending balance of URA(D) on securities	(936)	(1,627)	(936)	(1,627)

Beginning balance of foreign currency translation adjustments	(233)	(223)	(195)	(254)
Current period change in foreign currency translation adjustments	—	(1)	(38)	30
Ending balance of foreign currency translation adjustments	(233)	(224)	(233)	(224)

Beginning balance of benefit plan net gain (loss)	(16)	(33)	(16)	(33)
Current period change in benefit plan net gain (loss)	24	—	25	1
Ending balance of benefit plan net gain (loss)	8	(32)	8	(32)

Ending balance of accumulated other comprehensive income (loss)	$(1,160)	$(1,883)	$(1,160)	$(1,883)
(Some amounts may not reconcile due to rounding.)
13.    SHARE-BASED COMPENSATION PLANS
During the three months ended June 30, 2024, a total of 4,016 shares of restricted stock were granted on May 15, 2024, with a fair value of $377.80 per share. During the three months ended June 30, 2023, a total of 925 shares of restricted stock were granted on May 18, 2023, with a fair value of $372.91 per share.
For the six months ended June 30, 2024, a total of 218,959 shares of restricted stock were granted as follows: 207,839, 7,104 and 4,016 of shares of restricted stock were granted on February 28, 2024, February 29, 2024 and May 15, 2024, respectively. The fair value per share of each restricted stock award was $369.52, $367.04 and $377.80, respectively. Additionally, 18,713 performance share unit awards were granted on February 28, 2024, with a fair value of $369.52 per unit.
For the six months ended June 30, 2023, a total of shares of 175,096 restricted stock were granted: 174,171 and 925 shares of restricted stock were granted on February 23, 2023 and May 18, 2023, respectively. The fair value per share of each of the awards was $382.39 per share and $372.91 per share, respectively. Additionally, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.39 per unit.
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

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) per share:
Numerator
Net income (loss)	$724	$670	$1,457	$1,035
Less: dividends declared - common shares and unvested common shares	(87)	(72)	(163)	(136)
Undistributed earnings	637	599	1,294	899
Percentage allocated to common shareholders (1)	98.8%	98.8%	98.8%	98.8%
	630	591	1,279	888
Add: dividends declared - common shareholders	86	71	161	135
Numerator for basic and diluted earnings per common share	$715	$662	$1,440	$1,022

Denominator
Denominator for basic earnings per weighted-average common shares	42.8	40.7	42.9	39.7
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.8	40.7	42.9	39.7

Per common share net income (loss)
Basic	$16.70	$16.26	$33.57	$25.74
Diluted	$16.70	$16.26	$33.57	$25.74

(1) Basic weighted - average common shares outstanding	42.8	40.7	42.9	39.7
Basic weighted - average common shares outstanding and unvested common shares expected to vest	43.4	41.2	43.4	40.2
Percentage allocated to common shareholders	98.8%	98.8%	98.8%	98.8%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of June 30, 2024 and 2023, respectively.
15.    INCOME TAXES

With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”) became law. Beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits as of December 31, 2023. The net deferred income tax benefits relate primarily to a default provision in the law which allows for what is called an “Economic Transition Adjustment” (“ETA”). The ETA allowed companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill and their other assets and liabilities, based on fair value as of September 30, 2023.

All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings, as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.

16.    SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. In July 2024, Hurricane Beryl impacted the southern half of the Caribbean and southern Texas. Due to the recency of this event, the Company is unable to estimate the magnitude of losses at this time. However, the Company does not expect loss exposure to be significant. No other material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Industry Conditions.
The worldwide insurance and reinsurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits, followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of insurance and reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the insurance and reinsurance business offered, services offered, speed of claims payment, and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to insurance and reinsurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
Financial instruments, such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is primarily driven by the desire to achieve greater risk diversification and potentially higher returns on their investments. This competition generally has a negative impact on rates and terms and conditions; however, the impact varies widely by market and coverage. Based on recent competitive behaviors in the insurance and reinsurance industry, natural catastrophe events and the macroeconomic backdrop, there has been dislocation in the market which has had a positive impact on rates and terms and conditions, generally, though specifics in local markets can vary.
Specifically, recent market conditions in property, particularly catastrophe excess of loss, have resulted in rate increases. As a result of the rate increases, most of the lines within property have been affected. Other casualty lines have been experiencing rate increases, while some lines such as workers’ compensation and directors and officers liability have been experiencing softer market conditions. The impact on pricing conditions is likely to change depending on the line of business and geography.
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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023		2024	2023
Gross written premiums	$4,725	$4,180	13.0%	$9,136	$7,923	15.3%
Net written premiums	4,084	3,674	11.2%	7,984	7,003	14.0%

REVENUES:
Premiums earned	$3,693	$3,251	13.6%	$7,345	$6,352	15.6%
Net investment income	528	357	47.9%	985	617	59.7%
Net gains (losses) on investments	(17)	5	NM	(24)	10	NM
Other income (expense)	23	38	(38.4)%	54	(42)	NM
Total revenues	4,227	3,650	15.8%	8,360	6,936	20.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,311	1,960	17.9%	4,548	3,927	15.8%
Commission, brokerage, taxes and fees	790	686	15.2%	1,571	1,347	16.7%
Other underwriting expenses	234	205	14.1%	458	405	13.2%
Corporate expenses	22	17	32.5%	44	36	23.4%
Interest, fees and bond issue cost amortization expense	37	33	13.4%	75	65	14.9%
Total claims and expenses	3,395	2,901	17.0%	6,696	5,779	15.9%

INCOME (LOSS) BEFORE TAXES	832	750	11.0%	1,664	1,157	43.8%
Income tax expense (benefit)	108	80	35.8%	207	122	69.6%
NET INCOME (LOSS)	$724	$670	8.0%	$1,457	$1,035	40.7%

RATIOS:			Point Change			Point Change
Loss ratio	62.6%	60.3%	2.3	61.9%	61.8%	0.1
Commission and brokerage ratio	21.4%	21.1%	0.3	21.4%	21.2%	0.2
Other underwriting expense ratio	6.3%	6.3%	—	6.2%	6.4%	(0.1)
Combined ratio	90.3%	87.7%	2.6	89.6%	89.4%	0.2

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2024	2023
Balance sheet data:
Total investments and cash	$39,065	$37,142	5.2%
Total assets	52,560	49,399	6.4%
Reserve for losses and loss adjustment expenses	25,853	24,604	5.1%
Total debt	3,386	3,385	—%
Total liabilities	38,378	36,197	6.0%
Shareholders' equity	14,182	13,202	7.4%
Book value per share	327.68	304.29	7.7%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 13.0% to $4.7 billion for the three months ended June 30, 2024, compared to $4.2 billion for the three months ended June 30, 2023, reflecting a $462 million, or 16.8%, increase in our reinsurance business and a $82 million, or 5.7%, increase in our insurance business. The increase in reinsurance premiums was primarily due to property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. The increase in insurance premiums compared to the prior year period was primarily due to other specialty business, property/short tail business and professional liability business partially offset by reduction in accident and health and workers’ compensation lines. Gross written premiums increased by 15.3% to $9.1 billion for the six months ended June 30, 2024, compared to $7.9 billion for the six months ended June 30, 2023, reflecting a $1.0 billion, or 18.9%, increase in our reinsurance business and a $196 million, or 7.7%, increase in our insurance business. The increase in reinsurance premiums was primarily driven by property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. The increase in insurance premiums was primarily due to other specialty business, property/short tail business and professional liability business. These increases were partially offset by reductions in accident and health and workers’ compensation lines.
Net written premiums increased by 11.2% to $4.1 billion for the three months ended June 30, 2024, compared to $3.7 billion for the three months ended June 30, 2023. Net written premiums increased by 14.0% to $8.0 billion for the six months ended June 30, 2024, compared to $7.0 billion for the six months ended June 30, 2023. These increases were consistent with the percentage changes in gross written premiums. Premiums earned increased by 13.6% to $3.7 billion during the three months ended June 30, 2024, compared to $3.3 billion during the three months ended June 30, 2023. Premiums earned increased by 15.6% to $7.3 billion for the six months ended June 30, 2024, compared to $6.4 billion for the six months ended June 30, 2023. Premiums earned generally reflect the portion of net premiums written that was recognized as revenue for the period as the exposure period expires. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other income of $23 million and $38 million for the three months ended June 30, 2024 and 2023, respectively. We recorded other income of $54 million and other expense of $42 million for the six months ended June 30, 2024 and 2023, respectively. The period over period changes were primarily the result of a $9 million gain on pension curtailment as well as fluctuations in foreign currency exchange rates. During the three months ended June 30, 2024, the Company amended its defined benefit pension plan (the “Plan”) to freeze all benefits accruals and terminate the Plan effective June 30, 2024, which resulted in a pension curtailment gain. We recognized foreign currency exchange income of $9 million and $36 million for the three months ended June 30, 2024 and 2023, respectively. We recognized foreign currency exchange income of $41 million and foreign currency exchange expense of $49 million for the six months ended June 30, 2024 and 2023, respectively.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,160	58.5%		$—	—%		$2,160	58.5%
Catastrophes	151	4.1%		—	—%		151	4.1%
Total	$2,311	62.6%		$—	—%		$2,311	62.6%

2023
Attritional	$1,933	59.5%		$—	—%		$1,933	59.5%
Catastrophes	27	0.8%		—	—%		27	0.8%
Total	$1,960	60.3%		$—	—%		$1,960	60.3%

Variance 2024/2023
Attritional	$227	(1.0)	pts	$—	—	pts	$227	(1.0)	pts
Catastrophes	124	3.3	pts	—	—	pts	124	3.3	pts
Total	$351	2.3	pts	$—	—	pts	$351	2.3	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$4,312	58.7%		$—	—%		$4,312	58.7%
Catastrophes	236	3.2%		—	—%		236	3.2%
Total	$4,548	61.9%		$—	—%		$4,548	61.9%

2023
Attritional	$3,784	59.6%		$—	—%		$3,784	59.6%
Catastrophes	142	2.2%		—	—%		142	2.2%
Total	$3,927	61.8%		$—	—%		$3,927	61.8%

Variance 2024/2023
Attritional	$528	(0.9)	pts	$—	—	pts	528	(0.9)	pts
Catastrophes	94	1.0	pts	—	—	pts	94	1.0	pts
Total	$622	0.1	pts	$—	—	pts	$622	0.1	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 17.9% to $2.3 billion for the three months ended June 30, 2024, compared to $2.0 billion for the three months ended June 30, 2023, primarily due to an increase of $227 million in current year attritional losses and an increase of $124 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $151 million for the three months ended June 30, 2024 related primarily to the 2024 Dubai floods ($40 million), the 2024 Germany floods ($40 million), the 2024 Brazil Floods ($35 million), and the 2024 Taiwan earthquake ($23 million). The $27 million of current year catastrophe losses for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($20 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million), and the 2023 second quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian.
Incurred losses and LAE increased by 15.8% to $4.5 billion for the six months ended June 30, 2024, compared to $3.9 billion for the six months ended June 30, 2023, primarily due to an increase of $528 million in current year attritional losses and an increase of $94 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $236 million for the six months ended June 30, 2024 related primarily to the 2024 Baltimore bridge collapse ($70 million), the 2024 Dubai floods ($40 million), the 2024 Germany floods ($40 million), the 2024 Brazil Floods ($35 million), and the 2024 Taiwan earthquake ($23 million). The $142 million of current year catastrophe losses for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($45 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million) and the 2023 second quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 4.1 percentage points to the combined ratio for the three months ended June 30, 2024, compared with 0.8 percentage points in the corresponding period of 2023, and 3.2 percentage points to the combined ratio for the six months ended June 30, 2024, compared with 2.2 percentage points in the corresponding period of 2023. The Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.3 billion issued in June 2024 exceeds the attachment point. The current estimated recovery under the CAT Bond is not material.
Refer to Ratios section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 15.2% to $790 million for the three months ended June 30, 2024 compared to $686 million for the three months ended June 30, 2023. Commission, brokerage, taxes and fees increased by 16.7% to $1.6 billion for the six months ended June 30, 2024, compared to $1.3 billion for the six months ended June 30, 2023. The increases were primarily due to the impact of the increase in premiums earned and changes in the mix of business. Refer to Ratios section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $234 million and $205 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Other underwriting expenses were $458 million and $405 million for the six months ended June 30, 2024 and 2023, respectively. The increases in other underwriting expenses remained relative consistent with the growth in premium earned. Refer to Ratio section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $22 million and $17 million for the three months ended June 30, 2024 and 2023, respectively, and $44 million and $36 million for the six months ended June 30, 2024 and 2023, respectively. The increase in Corporate expenses for the three and six month periods ended June 30, 2024 are primarily due to information management related costs.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $37 million and $33 million for the three months ended June 30, 2024 and 2023, respectively. Interest, fees and other bond amortization expense was $75 million and $65 million for the six months ended June 30, 2024 and 2023, respectively. The increases were mainly due to higher interest costs on the FHLBNY borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term Subordinated Notes Issued 2007, which is reset quarterly per the note agreement. The floating rate was 7.97% as of June 30, 2024.
Income Tax Expense (Benefit). We had income tax expense of $108 million and $80 million for the three months ended June 30, 2024, and 2023, respectively. We had income tax expense of $207 million and $122 million for the six months ended June 30, 2024, and 2023, respectively. The period over period increase in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
With the assent of the governor on December 27, 2023, the Bermuda Corporate Income Tax Act of 2023 ( the “2023 Act”) became law. Under the 2023 Act, beginning in 2025, a 15% corporate income tax will be applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. Group’s Bermuda entities will be subject to the new corporate income tax. The Company has evaluated The 2023 Act and has recorded $578 million of net deferred income tax benefits as of December 31, 2023. The net deferred income tax benefits relate primarily to a default provision in the law that allows for an Economic Transition Adjustment (“ETA”). The ETA allowed companies to establish deferred tax assets or liabilities related to the revaluation of intangible assets, excluding goodwill, and their other assets and liabilities, based on fair value as of September 30, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $724 million and $670 million for the three months ended June 30, 2024 and 2023, respectively. Our net income was $1.5 billion and $1.0 billion for the six months ended June 30, 2024 and 2023, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 2.6 points to 90.3% for the three months ended June 30, 2024, compared to 87.7% for the three months ended June 30, 2023 and increased by 0.2 points to 89.6% for the six months ended June 30, 2024, compared to 89.4% for the six months ended June 30, 2023. The current year increase is primarily due to increased commission and brokerage expenses and higher catastrophe losses. Refer to analysis of combined ratio components below.

The loss ratio component increased by 2.3 points to 62.6% for the three months ended June 30, 2024, compared to 60.3% for the three months ended June 30, 2023 mainly due to a $124 million increase in catastrophe losses partially offset by the impact of changes in the mix of business. The loss ratio component increased by 0.1 points to 61.9% for the six months ended June 30, 2024 compared to 61.8% six months ended June 30, 2023 primarily due to an increase of $94 million in current year catastrophe losses partially offset by the impact of changes in the mix of business.

The commission and brokerage ratio components increased to 21.4% for the three months ended June 30, 2024 compared to 21.1% for the three months ended June 30, 2023 and increased to 21.4% for the six months ended June 30, 2024 compared to 21.2% for the six months ended June 30, 2023. These changes were mainly due to changes in the mix of business.

The other underwriting expense ratios remained consistent at 6.3% for the three months ended June 30, 2024 and the three months ended June 30, 2023 and decreased to 6.2% for the six months ended June 30, 2024 compared to 6.4% for the six months ended June 30, 2023. The decrease for the six months comparative period was mainly due to higher earned premium base.
Shareholders’ Equity.
Shareholders’ equity increased by $1.0 billion to $14.2 billion at June 30, 2024 from $13.2 billion at December 31, 2023, principally as a result of $1.5 billion of net income, partially offset by $213 million of unrealized depreciation on the available for sale fixed maturity portfolio, net of tax, $163 million of shareholder dividends, $100 million of treasury share purchases and $38 million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 47.9% to $528 million for the three months ended June 30, 2024 compared with net investment income of $357 million for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 was primarily the result of an increase of $93 million in income from fixed maturity investments, an increase of $40 million in limited partnership income, an increase of $24 million in income from other alternative investments and an increase of $10 million in income from short-term investments. Net investment income increased by 59.7% to approximately $1.0 billion for the six months ended June 30, 2024, compared with investment income of $617 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was primarily the result of an increase of $198 million of income from fixed maturity investments, an increase of $110 million in limited partnership income, an increase of $30 million from short-term investments and an increase of $22 million in income from other alternative investments. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$369	$276	$721	$523
Equity securities	1	1	2	2
Short-term investments and cash	43	34	81	51
Other invested assets
Limited partnerships	94	53	148	38
Other	30	6	50	27
Gross investment income before adjustments	537	369	1,001	641
Funds held interest income (expense)	9	2	15	2
Gross investment income	545	371	1,016	643
Investment expenses	18	14	31	26
Net investment income	$528	$357	$985	$617
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Annualized pre-tax yield on average cash and invested assets	5.3%	4.2%	5.1%	3.7%
Annualized after-tax yield on average cash and invested assets	4.6%	3.6%	4.4%	3.2%
Annualized return on invested assets	5.2%	4.2%	4.9%	3.7%
Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$16	$7	$9	$26	$17	9
Losses	(30)	(10)	(21)	(48)	(19)	(30)
Total	(15)	(3)	(11)	(22)	(2)	(20)

Equity securities
Gains	1	—	1	2	7	(5)
Losses	—	—	—	—	—	—
Total	—	—	—	1	7	(6)

Other Invested Assets
Gains	—	—	—	—	—	—
Losses	(1)	—	(1)	(1)	—	(1)
Total	(1)	—	(1)	(1)	—	(1)

Short-Term Investments
Gains	—	1	(1)	—	1	(1)
Losses	—	—	—	—	—	—
Total	—	—	(1)	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	16	7	9	28	24	3
Losses	(32)	(10)	(22)	(50)	(19)	(31)
Total	(15)	(3)	(13)	(22)	5	(27)

Allowance for credit losses	4	—	4	6	(8)	14

Gains (losses) from fair value adjustments
Equity securities	(5)	8	(13)	(8)	12	(20)
Total	(5)	8	(13)	(8)	12	(20)

Total net gains (losses) on investments	$(17)	$5	$(22)	$(24)	$10	$(33)
(Some amounts may not reconcile due to rounding.)

Net gains (losses) on investments during the three months ended June 30, 2024 primarily relate to $15 million of losses due to the disposition of investments, $5 million of losses from fair value adjustments on equity securities, partially offset by a decrease to the allowance for credit losses of $4 million. The realized losses from dispositions of investments mainly related to the execution of a Company strategy to sell lower yielding investments in order to reinvest the proceeds at higher interest rates.
Net gains (losses) on investments during the six months ended June 30, 2024 primarily relate to $22 million of net losses due to the disposition of investments in fixed maturity securities, $8 million of losses from fair value adjustments on equity securities as a result of equity market deterioration, partially offset by a decrease to the allowance for credit losses of $6 million.
Segment Results.
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Australia, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

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
The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$3,209	$2,747	$462	16.8%	$6,385	$5,368	$1,017	18.9%
Net written premiums	3,033	2,621	412	15.7%	5,975	5,059	916	18.1%

Premiums earned	$2,731	$2,364	$367	15.5%	$5,459	$4,590	$870	19.0%
Incurred losses and LAE	1,684	1,389	295	21.2%	3,325	2,790	535	19.2%
Commission and brokerage	672	579	93	16.2%	1,343	1,135	208	18.4%
Other underwriting expenses	72	61	10	16.5%	142	124	18	14.3%
Underwriting gain (loss)	$303	$335	$(31)	(9.4)%	$649	$540	$109	20.1%

				Point Chg				Point Chg
Loss ratio	61.7%	58.8%		2.9	60.9%	60.8%		0.1
Commission and brokerage ratio	24.6%	24.5%		0.1	24.6%	24.7%		(0.1)
Other underwriting expense ratio	2.6%	2.6%		—	2.6%	2.7%		(0.1)
Combined ratio	88.9%	85.8%		3.1	88.1%	88.2%		(0.1)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 16.8% to $3.2 billion for the three months ended June 30, 2024 from $2.7 billion for the three months ended June 30, 2023, primarily driven by property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. Net written premiums increased by 15.7% to $3.0 billion for the three months ended June 30, 2024 compared to $2.6 billion for the three months ended June 30, 2023. The increase was consistent with the percentage increase in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 15.5% to $2.7 billion for the three months ended June 30, 2024, compared to $2.4 billion for the three months ended June 30, 2023.
Gross written premiums increased by 18.9% to $6.4 billion for the six months ended June 30, 2024 from $5.4 billion for the six months ended June 30, 2023, primarily due to property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. Net written premiums increased by 18.1% to $6.0 billion for the six months ended June 30, 2024 compared to $5.1 billion for the six months ended June 30, 2023. The increase was consistent with the percentage increase in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 19.0% to $5.5 billion for the six months ended June 30, 2024, compared to $4.6 billion for the six months ended June 30, 2023.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,547	56.7%		$—	—%		1,547	56.7%
Catastrophes	137	5.0%		—	—%		137	5.0%
Total Segment	$1,684	61.7%		$—	—%		$1,684	61.7%

2023
Attritional	$1,362	57.6%		$—	—%		1,362	57.6%
Catastrophes	27	1.2%		—	—%		27	1.2%
Total Segment	$1,389	58.8%		$—	—%		$1,389	58.8%

Variance 2024/2023
Attritional	$185	(1.0)	pts	$—	—	pts	$185	(1.0)	pts
Catastrophes	109	3.9	pts	—	—	pts	109	3.9	pts
Total Segment	$295	2.9	pts	$—	—	pts	$295	2.9	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$3,108	56.9%		$—	—%		3,108	56.9%
Catastrophes	217	4.0%		—	—%		217	4.0%
Total Segment	$3,325	60.9%		$—	—%		$3,325	60.9%

2023
Attritional	$2,650	57.7%		$—	—%		2,650	57.7%
Catastrophes	140	3.1%		—	—%		140	3.1%
Total Segment	$2,790	60.8%		$—	—%		$2,790	60.8%

Variance 2024/2023
Attritional	$459	(0.8)	pts	$—	—	pts	$459	(0.8)	pts
Catastrophes	76	0.9	pts	—	—	pts	76	0.9	pts
Total Segment	$535	0.1	pts	$—	—	pts	$535	0.2	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 21.2% to $1.7 billion for the three months ended June 30, 2024, compared to $1.4 billion for the three months ended June 30, 2023. The increase was primarily due to an increase of $185 million in current year attritional losses and an increase of $109 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $137 million for the three months ended June 30, 2024 related primarily to the 2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the 2024 Brazil Floods ($35 million), and the 2024 Taiwan earthquake ($21 million). The $27 million of current year catastrophe losses for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($20 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million), the 2023 second quarter U.S. storms ($10 million) and the 2023 New Zealand storms ($5 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian.
Incurred losses increased by 19.2% to $3.3 billion for the six months ended June 30, 2024, compared to $2.8 billion for the six months ended June 30, 2023. The increase was primarily due to an increase of $459 million in current year attritional losses and an increase of $76 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $217 million for the six months ended June 30, 2024 related primarily to the 2024 Baltimore bridge collapse ($65 million), the

2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the 2024 Brazil Floods ($35 million), and the 2024 Taiwan earthquake ($21 million). The $140 million of current year catastrophe losses for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($43 million), Typhoon Mawar ($12 million), the 2023 Italian floods ($10 million) and the 2023 second quarter U.S. storms ($10 million), partially offset by $30 million of reinsurance recoveries related to Hurricane Ian.
Segment Expenses. Commission and brokerage expense increased by 16.2% to $672 million for the three months ended June 30, 2024, compared to $579 million for the three months ended June 30, 2023. Commission and brokerage expense increased by 18.4% to $1.3 billion for the six months ended June 30, 2024, compared to $1.1 billion for the six months ended June 30, 2023. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business reflecting higher growth towards the Pro Rata lines of business.
Segment other underwriting expenses increased to $72 million for the three months ended June 30, 2024 from $61 million for the three months ended June 30, 2023. Segment other underwriting expenses increased to $142 million for the six months ended June 30, 2024, compared to $124 million for the six months ended June 30, 2023. The increases were mainly due to increased expenditures supporting the increased premium volume of the segment.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$1,515	$1,433	$82	5.7%	$2,752	$2,555	$196	7.7%
Net written premiums	1,051	1,053	(2)	(0.2)%	2,009	1,944	65	3.3%

Premiums earned	$962	$888	$74	8.4%	$1,885	$1,762	$123	7.0%
Incurred losses and LAE	628	572	56	9.8%	1,223	1,137	87	7.6%
Commission and brokerage	117	107	10	9.8%	228	212	16	7.5%
Other underwriting expenses	162	143	19	13.2%	316	280	35	12.6%
Underwriting gain (loss)	$54	$66	$(11)	(17.3)%	$118	$133	$(15)	(11.1)%

				Point Chg				Point Chg
Loss ratio	65.3%	64.4%		0.9	64.9%	64.5%		0.4
Commission and brokerage ratio	12.2%	12.1%		0.1	12.1%	12.0%		0.1
Other underwriting expense ratio	16.9%	16.2%		0.7	16.7%	15.9%		0.8
Combined ratio	94.4%	92.6%		1.8	93.7%	92.4%		1.3
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 5.7% to $1.5 billion for the three months ended June 30, 2024 compared to $1.4 billion for the three months ended June 30, 2023. The increase in insurance premiums was primarily due to increases in property/short tail business, professional liability business and other specialty lines of business partially offset by reductions in accident and health and workers’ compensation lines of business. Net written premiums decreased by 0.2% to $1.1 billion for the three months ended June 30, 2024, compared to $1.1 billion for the three months ended June 30, 2023. The lower percentage change in net written premiums compared to gross written premiums is due to lower net retention resulting from changes in the mix of business and strategic portfolio actions executed on the accident and health and workers’ compensation lines of business. Premiums earned increased by 8.4% to $962 million for the three months ended June 30, 2024, compared to $888 million for the three months ended June 30, 2023. The increase in premiums earned was driven by the expansion of international business offset by strategic portfolio actions executed on the accident and health line of business.
Gross written premiums increased by 7.7% to $2.8 billion for the six months ended June 30, 2024, compared to $2.6 billion for the six months ended June 30, 2023. The increase in insurance premiums was primarily due to increases in property/short tail business, professional liability business and other specialty lines of business partially offset by reductions in accident and health and workers’ compensation lines of business. Net written premiums increased by 3.3% to $2.0 billion for the six months ended June 30, 2024, compared to $1.9 billion for the six months ended June 30, 2023. The lower percentage change in net written premiums compared to gross written premiums was mainly due to lower net retention resulting from changes in the mix of business and strategic portfolio actions on the accident and health and workers’ compensation lines of business. Premiums earned increased by 7.0% to $1.9 billion for the six months ended June 30, 2024, compared to $1.8 billion for the six months ended June 30, 2023. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$613	63.7%		$—	—%		613	63.7%
Catastrophes	15	1.5%		—	—%		15	1.5%
Total Segment	$628	65.3%		$—	—%		$628	65.3%

2023
Attritional	$572	64.4%		$—	—%		572	64.4%
Catastrophes	—	—%		—	—%		—	—%
Total Segment	$572	64.4%		$—	—%		$572	64.4%

Variance 2024/2023
Attritional	$41	(0.7)	pts	$—	—	pts	$41	(0.7)	pts
Catastrophes	15	1.5	pts	—	—	pts	15	1.5	pts
Total Segment	$56	0.9	pts	$—	—	pts	$56	0.9	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,204	63.8%		$—	—%		1,204	63.8%
Catastrophes	20	1.0%		—	—%		20	1.0%
Total Segment	$1,223	64.9%		$—	—%		$1,223	64.9%

2023
Attritional	$1,135	64.4%		$—	—%		1,135	64.4%
Catastrophes	2	0.1%		—	—%		2	0.1%
Total Segment	$1,137	64.5%		$—	—%		$1,137	64.5%

Variance 2024/2023
Attritional	$69	(0.6)	pts	$—	—	pts	69	(0.6)	pts
Catastrophes	18	0.9	pts	—	—	pts	18	0.9	pts
Total Segment	$87	0.4	pts	$—	—	pts	$87	0.4	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 9.8% to $628 million for the three months ended June 30, 2024, compared to $572 million for the three months ended June 30, 2023. The increase was mainly due to an increase of $41 million in current year attritional losses and an increase of $15 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business. The $15 million of current year catastrophe losses for the three months ended June 30, 2024 related primarily to the 2024 second quarter U.S. convective storms ($12 million), the 2024 Taiwan earthquake ($2 million) and the 2024 Germany floods ($1 million). There were no current year catastrophe losses for the three months ended June 30, 2023.
Incurred losses and LAE increased by 7.6% to $1.2 billion for the six months ended June 30, 2024, compared to $1.1 billion for the six months ended June 30, 2023. The increase was mainly due to an increase of $69 million in current year attritional losses, partially offset by an increase in current year catastrophe losses of $18 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business. The current year catastrophe losses of $20 million for the six months ended June 30, 2024 related primarily to the 2024 second quarter U.S. convective storms ($12 million), the 2024 Baltimore bridge collapse ($4 million), the 2024 Taiwan earthquake ($2 million) and the 2024 Germany floods ($1 million). The $2 million of current year catastrophe losses for the six months ended June 30, 2023 related to the 2023 New Zealand storms.
Segment Expenses. Commission and brokerage expenses increased by 9.8% to $117 million for the three months ended June 30, 2024 compared to $107 million for the three months ended June 30, 2023. Commission and brokerage expenses increased by 7.5% to $228 million for the six months ended June 30, 2024 compared to $212 million for the six months ended June 30, 2023. The increases were mainly due to the impact of the increase in premiums earned.
Segment other underwriting expenses increased to $162 million for the three months ended June 30, 2024, compared to $143 million for the three months ended June 30, 2023. Segment other underwriting expenses increased to $316 million for the six months ended June 30, 2024, compared to $280 million for the six months ended June 30, 2023. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $37.5 billion at June 30, 2024, an increase of $1.8 billion compared to $35.7 billion at December 31, 2023. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $1.7 billion of fixed maturities - available for sale during the six months ended June 30, 2024.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At June 30, 2024	At December 31, 2023
Fixed income portfolio duration (years)	3.4	3.3
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.4 billion and $2.3 billion at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, $384 million, or 16.0%, was receivable from Mt. Logan Re collateralized segregated accounts; $267 million, or 11.1%, was receivable from Munich Reinsurance America, Inc. and $175 million, or 7.3% was receivable from Endurance Specialty Holdings, Ltd. No other retrocessionaire accounted for more than 5% of our recoverables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $25.9 billion and $24.6 billion at June 30, 2024 and December 31, 2023, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2024
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,349	$12,027	$18,375	71.1%
Insurance	2,107	5,145	7,252	28.1%
Total excluding A&E	8,456	17,172	25,628	99.1%
A&E	155	71	226	0.9%
Total including A&E	$8,611	$17,243	$25,853	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,355	$11,051	$17,406	70.7%
Insurance	2,027	4,924	6,952	28.3%
Total excluding A&E	8,383	15,975	24,357	99.0%
A&E	159	88	246	1.0%
Total including A&E	$8,541	$16,063	$24,604	100.0%
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

	At June 30,	At December 31,
(Dollars in millions)	2024	2023
Gross reserves	$226	$247
Ceded reserves	(10)	(15)
Net reserves	$215	$232
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at June 30, 2024, we had net asbestos loss reserves of $196 million, or 90.8%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 6.5 years at June 30, 2024. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at June 30, 2024 and December 31, 2023 was $14.2 billion and $13.2 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Bermuda Re and Everest Re, are regulated by the Bermuda Monetary Authority and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2023	2022	2023	2022
Regulatory targeted capital	$2,669	$2,217	$4,242	$3,353
Actual capital	$3,711	$2,759	$6,963	$5,553
(1)Regulatory targeted capital represents the target capital level from the applicable year's Bermuda Solvency Capital Requirement calculation.
(2)Regulatory targeted capital represents 200% of the Risk Based Capital authorized control level calculation for the applicable year.
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

As part of our capital strategy, we model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in terms of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2023 Form 10-K filing in Part 2, Item 7 (MD&A) in Liquidity and Capital Resources. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2023 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 7.8% of our December 31, 2023 shareholders’ equity. During the first half of 2024, our net exposure to catastrophes has changed due to the market conditions and business decisions. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 9.0% of our June 30, 2024 shareholders’ equity.

The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2024.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$866	$1,338	$1,865	$2,398	$2,628
California, Earthquake	203	957	1,494	2,216	2,553
Texas Wind	196	491	858	1,575	2,208

The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/ Peril
Southeast U.S., Wind	$593	$918	$1,270	$1,646	$1,817
California, Earthquake	161	691	1,066	1,596	1,852
Texas Wind	146	354	608	1,096	1,524
For the six months ended June 30, 2024, we repurchased 264,009 of our shares at a cost of $100 million in the open market. We paid $163 million in dividends to adjust our capital position and enhance long-term expected returns to our shareholders. As of December 31, 2023, we repurchased no shares in the open market and paid $288 million in dividends. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of June 30, 2024, we had repurchased 31.0 million shares under this authorization. During the second quarter of 2024, the Company’s Board of Directors declared an increase in the quarterly common stock dividend from $1.75 to $2.00 per share. The increase applied to the common stock dividend paid on June 14, 2024 for holders of record as of May 29, 2024. We paid $86 million in dividends during the second quarter 2024.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.4 billion and $2.2 billion for the six months ended June 30, 2024 and 2023, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $365 million and $458 million for the six months ended June 30, 2024 and 2023, respectively, and net tax payments of $203 million and $73 million for the six months ended June 30, 2024 and 2023, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2024 and December 31, 2023, we held cash and short-term investments of $4.0 billion and $3.6 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2024, we had $1.4 billion of available for sale fixed maturity securities maturing within one year or less, $7.3 billion maturing within one to five years and $8.4 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2024, we had $1.1 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.2 billion of pre-tax unrealized depreciation and $188 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. However, given catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has access to ample liquidity to settle its catastrophe claims and also may receive payments under the catastrophe bond program and the Mt. Logan Re collateralized reinsurance arrangement.
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
Interest Rate Risk. Our $39.1 billion investment portfolio at June 30, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.6 billion of mortgage-backed securities in the $29.8 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.5 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At June 30, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$34,490	$33,386	$32,283	$31,179	$30,075
Fair Value Change from Base (%)	6.8%	3.4%	—%	(3.4)%	(6.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,899	$950	$—	$(950)	$(1,899)
We had $25.9 billion and $24.6 billion of gross reserves for losses and LAE as of June 30, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.6 billion resulting in a discounted reserve balance of approximately $19.2 billion, representing approximately 59.3% of the value of the fixed maturity investment portfolio funds.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – ITEM 2.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
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
ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	40	$356.44	—	1,138,617
May 1 - 31, 2024	174,202	$374.19	173,718	964,899
June 1 - 30, 2024	42	$380.42	—	964,899
Total	174,284	$—	173,718	964,899
(1)On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased 31.0 million of the Company’s shares.

(2)Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS
Exhibit Index

Exhibit No.	Description
10.1*
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024 incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.2*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024 incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.3*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024 incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.4*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024 incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.5	Amendment of Bilateral Letter of Credit Facility Agreement, dated June 2024, between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank N.A., filed herewith

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Dated: August 2, 2024