Form 10-Q
period 2024-09-30
EVEREST GROUP, LTD.
filed 2024-11-05
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 29, 2024
Common Shares, $0.01 par value	42,978,585

EVEREST GROUP, LTD.

Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including, but not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
•the effects of catastrophic events on our financial results;
•losses from catastrophe exposure that exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses (“LAE”);
•greater-than-expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except par value per share)	2024	2023
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$30,479	$27,740
(amortized cost: 2024, $30,753; 2023, $28,568, credit allowances: 2024, $(51); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $799; 2023, $854, net of credit allowances: 2024, $(8); 2023, $(8))	780	855
Equity securities, at fair value	230	188
Other invested assets	5,071	4,794
Short-term investments	3,931	2,127
Cash	1,599	1,437
Total investments and cash	42,090	37,142
Accrued investment income	380	324
Premiums receivable (net of credit allowances: 2024, $(51); 2023, $(41))	5,372	4,768
Reinsurance paid loss recoverables (net of credit allowances: 2024, $(31); 2023, $(26))	239	164
Reinsurance unpaid loss recoverables	2,276	2,098
Funds held by reinsureds	1,229	1,135
Deferred acquisition costs	1,475	1,247
Prepaid reinsurance premiums	952	713
Income tax asset, net	863	868
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	986	941
TOTAL ASSETS	$55,864	$49,399

LIABILITIES:
Reserve for losses and loss adjustment expenses	$27,480	$24,604
Unearned premium reserve	7,462	6,622
Funds held under reinsurance treaties	16	24
Amounts due to reinsurers	979	650
Losses in course of payment	259	171
Senior notes	2,350	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	434	137
Other liabilities	469	582
Total liabilities	40,529	36,197

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2024) 74.3 and (2023) 74.2
outstanding before treasury shares	1	1
Additional paid-in capital	3,799	3,773
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(28) at 2024 and $(99) at 2023	(344)	(934)
Treasury shares, at cost; 31.3 shares (2024) and 30.8 shares (2023)	(4,108)	(3,908)
Retained earnings	15,988	14,270
Total shareholders' equity	15,335	13,202
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,864	$49,399
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,918	$3,513	$11,262	$9,865
Net investment income	496	406	1,481	1,023
Net gains (losses) on investments	(27)	(31)	(50)	(21)
Other income (expense)	(102)	103	(48)	61
Total revenues	4,285	3,991	12,645	10,927

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,584	2,246	7,132	6,173
Commission, brokerage, taxes and fees	826	752	2,398	2,099
Other underwriting expenses	236	215	694	620
Corporate expenses	25	19	69	55
Interest, fees and bond issue cost amortization expense	38	34	112	99
Total claims and expenses	3,708	3,266	10,404	9,045

INCOME (LOSS) BEFORE TAXES	577	725	2,241	1,883
Income tax expense (benefit)	68	47	275	169

NET INCOME (LOSS)	$509	$678	$1,966	$1,713

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	704	(257)	477	(180)
Reclassification adjustment for realized losses (gains) included in net income (loss)	30	15	44	21
Total URA(D) of securities arising during the period	734	(242)	521	(159)

Foreign currency translation and other adjustments	83	(47)	45	(17)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	24	1
Total benefit plan net gain (loss) for the period	—	—	24	1
Total other comprehensive income (loss), net of tax	816	(288)	590	(175)

COMPREHENSIVE INCOME (LOSS)	$1,325	$390	$2,556	$1,538

EARNINGS PER COMMON SHARE:
Basic	$11.80	$15.63	$45.40	$41.49
Diluted	11.80	15.63	45.40	41.49
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except dividends per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	43.3	43.4	43.4	39.2
Issued (redeemed) during the period, net	—	—	0.1	4.2
Treasury shares acquired	(0.3)	—	(0.5)	—
Balance end of period	43.0	43.4	43.0	43.4

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,785	3,753	3,773	2,302
Public offering of shares	—	—	—	1,445
Share-based compensation plans	14	9	26	15
Balance end of period	3,799	3,762	3,799	3,762

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,160)	(1,883)	(934)	(1,996)
Net increase (decrease) during the period	816	(288)	590	(175)
Balance end of period	(344)	(2,171)	(344)	(2,171)

RETAINED EARNINGS:
Balance beginning of period	15,565	12,940	14,270	12,042
Net income (loss)	509	678	1,966	1,713
Dividends declared ($2.00 per share in 3Q 2024 and $5.75 per share YTD in 2024;
$1.75 per share in 3Q 2023 and $5.05 per share YTD in 2023)	(86)	(76)	(249)	(212)
Balance, end of period	15,988	13,542	15,988	13,542

TREASURY SHARES AT COST:
Balance beginning of period	(4,008)	(3,908)	(3,908)	(3,908)
Purchase of treasury shares	(100)	—	(200)	—
Balance end of period	(4,108)	(3,908)	(4,108)	(3,908)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,335	$11,226	$15,335	$11,226
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,966	$1,713
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(529)	(812)
Decrease (increase) in funds held by reinsureds, net	(99)	(26)
Decrease (increase) in reinsurance recoverables	(112)	(186)
Decrease (increase) in income taxes	(65)	(18)
Decrease (increase) in prepaid reinsurance premiums	(201)	(153)
Increase (decrease) in reserve for losses and loss adjustment expenses	2,605	1,768
Increase (decrease) in unearned premiums	767	1,157
Increase (decrease) in amounts due to reinsurers	278	233
Increase (decrease) in losses in course of payment	86	258
Change in equity adjustments in limited partnerships	(236)	(124)
Distribution of limited partnership income	106	81
Change in other assets and liabilities, net	(376)	(377)
Non-cash compensation expense	49	37
Amortization of bond premium (accrual of bond discount)	(113)	(35)
Net (gains) losses on investments	50	21
Net cash provided by (used in) operating activities	4,177	3,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,692	1,686
Proceeds from fixed maturities sold - available for sale	4,322	468
Proceeds from fixed maturities matured/called/repaid - held to maturity	129	81
Proceeds from equity securities sold	15	126
Distributions from other invested assets	289	189
Cost of fixed maturities acquired - available for sale	(9,069)	(5,311)
Cost of fixed maturities acquired - held to maturity	(46)	(23)
Cost of equity securities acquired	(35)	(3)
Cost of other invested assets acquired	(438)	(422)
Net change in short-term investments	(1,724)	(1,338)
Net change in unsettled securities transactions	321	202
Net cash provided by (used in) investing activities	(3,545)	(4,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(23)	(22)
Proceeds from public offering of common shares	—	1,445
Purchase of treasury shares	(200)	—
Dividends paid to shareholders	(249)	(212)
Cost of shares withheld on settlements of share-based compensation awards	(23)	(22)
Net cash provided by (used in) financing activities	(495)	1,188

EFFECT OF EXCHANGE RATE CHANGES ON CASH	25	(12)

Net increase (decrease) in cash	162	367
Cash, beginning of period	1,437	1,398
Cash, end of period	$1,599	$1,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$340	$185
Interest paid	90	75

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$23	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2024 and 2023
1.GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2024.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2024 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2024. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$742	$—	$2	$(35)	709
Obligations of U.S. states and political subdivisions	87	—	1	(4)	84
Corporate Securities	8,257	(50)	203	(215)	8,195
Asset-backed Securities	5,900	—	35	(20)	5,915
Mortgage-backed securities
Commercial	990	—	4	(56)	937
Agency Residential	4,662	—	67	(173)	4,556
Non-agency Residential	1,325	—	34	—	1,359
Foreign government securities	2,388	—	46	(96)	2,338
Foreign corporate securities	6,401	—	178	(193)	6,386
Total fixed maturity securities - available for sale	$30,753	$(51)	$570	$(793)	$30,479
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,045	$—	$3	$(52)	$996
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	7,587	(47)	135	(322)	7,353
Asset-backed securities	5,644	—	25	(51)	5,618
Mortgage-backed securities
Commercial	1,091	—	1	(92)	1,000
Agency residential	4,869	—	55	(229)	4,695
Non-agency residential	431	—	14	(2)	443
Foreign government securities	2,042	—	33	(108)	1,967
Foreign corporate securities	5,720	(1)	92	(271)	5,540
Total fixed maturity securities - available for sale	$28,568	$(48)	$358	$(1,137)	$27,740
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$182	$(2)	$8	$(1)	$187
Asset-backed Securities	501	(5)	8	(4)	501
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	9	—	91
Total fixed maturity securities - held to maturity	$788	(8)	$24	$(5)	$799
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$150	$(2)	$1	$(3)	$146
Asset-backed Securities	609	(5)	4	(10)	597
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$864	$(8)	$12	$(13)	$854
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,047	$1,014	$1,289	$1,261
Due after one year through five years	8,742	8,686	7,094	6,858
Due after five years through ten years	5,907	5,865	5,613	5,405
Due after ten years	2,180	2,146	2,537	2,460
Asset-backed securities	5,900	5,915	5,644	5,618
Mortgage-backed securities
Commercial	990	937	1,091	1,000
Agency residential	4,662	4,556	4,869	4,695
Non-agency residential	1,325	1,359	431	443
Total fixed maturity securities - available for sale	$30,753	$30,479	$28,568	$27,740
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$12	$12	$5	$5
Due after one year through five years	67	68	59	58
Due after five years through ten years	37	37	43	42
Due after ten years	150	161	127	131
Asset-backed securities	501	501	609	597
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$788	$799	$864	$854
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$840	$(264)	$563	$(180)
Equity method securities	18	—	18	—
Change in URA(D), pre-tax	857	(264)	581	(180)
Deferred tax benefit (expense)	(123)	22	(60)	20
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$734	$(242)	$521	$(159)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2024 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$161	$(8)	$464	$(27)	$625	$(35)
Obligations of U.S. states and political subdivisions	1	—	41	(4)	42	(4)
Corporate securities	761	(21)	2,322	(193)	3,083	(214)
Asset-backed securities	268	(2)	565	(18)	833	(20)
Mortgage-backed securities
Commercial	155	(11)	679	(45)	834	(56)
Agency residential	645	(49)	1,377	(124)	2,022	(173)
Non-agency residential	37	—	25	—	63	—
Foreign government securities	219	(10)	858	(86)	1,076	(96)
Foreign corporate securities	406	(10)	1,994	(183)	2,400	(193)
Total	$2,654	$(111)	$8,324	$(681)	$10,978	$(792)
Securities where an allowance for credit loss was recorded	1	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$2,655	$(111)	$8,324	$(682)	$10,979	$(793)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2024 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$205	$(7)	$520	$(28)	$725	$(35)
Due in one year through five years	985	(27)	2,946	(190)	3,931	(217)
Due in five years through ten years	235	(12)	1,651	(206)	1,885	(218)
Due after ten years	124	(2)	562	(69)	686	(72)
Asset-backed securities	268	(2)	565	(18)	833	(20)
Mortgage-backed securities	838	(61)	2,081	(169)	2,919	(230)
Total	$2,654	$(111)	$8,324	$(681)	$10,978	$(792)
Securities where an allowance for credit loss was recorded	1	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$2,655	$(111)	$8,324	$(682)	$10,979	$(793)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2024 were $11.0 billion and $793 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at September 30, 2024, amounted to less than 2.0% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2024 comprised less than 0.3% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $111 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $108 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $682 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $659 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The aggregate fair value and gross unrealized losses related to fixed maturity - available for sale investments in an unrealized loss position at December 31, 2023 were $14.8 billion and $1.1 billion, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at December 31, 2023, amounted to less than 3.0% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.7% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $102 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $86 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $1.0 billion of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $1.0 billion were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$378	$299	$1,099	$822
Equity securities	1	1	3	3
Short-term investments and cash	54	41	135	92
Other invested assets
Limited partnerships	36	60	183	98
Other	36	15	85	42
Gross investment income before adjustments	504	416	1,506	1,056
Funds held interest income (expense)	5	5	20	7
Future policy benefit reserve income (expense)	1	—	—	(1)
Gross investment income	510	420	1,525	1,063
Investment expenses	13	14	44	41
Net investment income	$496	$406	$1,481	$1,023
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
The Company had contractual commitments to invest up to an additional $2.9 billion in limited partnerships and private placement loan securities at September 30, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.4 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2024 and December 31, 2023 is limited to the total carrying value of $5.1 billion and $4.8 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets. Exposure relating specifically to general and limited partnerships as of September 30, 2024 and December 31, 2023 is limited to the total carrying value of $3.7 billion and $3.4 billion. As of September 30, 2024, the Company has outstanding commitments totaling $2.1 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations, and are classified as fixed maturities, available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, credit subordination that reduces the Company’s obligation to absorb losses or right to receive benefits or the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturity securities
Allowance for credit losses	$(9)	$2	$(3)	$(6)
Net realized gains (losses) from dispositions	(25)	(19)	(47)	(21)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	1	1	8
Gains (losses) from fair value adjustments	5	(16)	(3)	(3)
Other invested assets	1	—	—	—
Total net gains (losses) on investments	$(27)	$(31)	$(50)	$(21)
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(42)	$—	$(42)	$(47)	$(1)	$(48)
Credit losses on securities where credit
losses were not previously recorded	(9)	—	(9)	(9)	—	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	5	1	6
Balance, end of period	$(50)	$—	$(51)	$(50)	$—	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Municipals	Foreign Corporate Securities	Total	Corporate Securities	Municipals	Foreign Corporate Securities	Total
Beginning balance	$(56)	$—	$(7)	$(63)	$(45)	$—	$(10)	$(54)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	—	(3)	(17)	—	—	(17)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	2	—	4	6	6	—	6	12
Balance, end of period	$(57)	(1)	$(3)	$(60)	$(57)	$(1)	$(3)	$(60)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	(8)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	(2)	(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

The proceeds and split between gross gains and losses from dispositions of fixed maturity securities - available for sale and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$3,237	$300	$4,322	$468
Gross gains from dispositions	59	4	86	21
Gross losses from dispositions	(84)	(23)	(133)	(42)

Proceeds from sales of equity securities	$—	$80	$15	$126
Gross gains from dispositions	—	2	2	8
Gross losses from dispositions	—	—	—	—
(Some amounts may not reconcile due to rounding.)
4.FAIR VALUE
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
The Company’s fixed maturity and equity securities are managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company. The Company obtains prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. These services use pricing applications that vary by asset class and incorporate available market information. When fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At September 30, 2024, $2.1 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.
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
In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services, are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, are converted to U.S. dollars using an exchange rate from a nationally recognized source; and
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, are converted to U.S. dollars using an exchange rate from a nationally recognized source.

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$709	$—	$709	$—
Obligations of U.S. States and political subdivisions	84	—	84	—
Corporate securities	8,195	—	7,646	549
Asset-backed securities	5,915	—	4,396	1,519
Mortgage-backed securities
Commercial	937	—	937	—
Agency residential	4,556	—	4,556	—
Non-agency residential	1,359	—	1,359	—
Foreign government securities	2,338	—	2,338	—
Foreign corporate securities	6,386	—	6,372	14
Total fixed maturities - available for sale	30,479	—	28,397	2,082

Equity securities, fair value	230	72	153	5
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$996	$—	$996	$—
Obligations of U.S. States and political subdivisions	128	—	128	—
Corporate securities	7,353	—	6,681	672
Asset-backed securities	5,618	—	4,313	1,305
Mortgage-backed securities
Commercial	1,000	—	1,000	—
Agency residential	4,695	—	4,695	—
Non-agency residential	443	—	443	—
Foreign government securities	1,967	—	1,967	—
Foreign corporate securities	5,540	—	5,524	16
Total fixed maturities - available for sale	27,740	—	25,747	1,993

Equity securities, fair value	188	70	118	—
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$589	$1,442	$14	$2,045	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings	(7)	—	—	(6)	(1)	—	1	—
Included in other comprehensive income (loss)	2	4	—	7	1	15	—	16
Purchases, issuances and settlements	(36)	73	—	37	(123)	199	(2)	73
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$549	$1,519	$14	$2,082	$549	$1,519	$14	$2,082

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(7)	$—	$—	$(7)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$711	$1,115	$16	$1,842	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	3	—	—	3
Included in other comprehensive income (loss)	—	(3)	—	(3)	(5)	7	—	2
Purchases, issuances and settlements	12	68	—	80	12	179	—	191
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$725	$1,180	$16	$1,921	$725	$1,180	$16	$1,921

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$—	$—	$—	$—	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2024.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities – held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9 of the Notes to these consolidated financial statements, respectively. Short-term investments are stated at cost, which approximates fair value.
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

In addition, $259 million and $274 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
Gross reserves beginning of period	$24,604	$22,065
Less reinsurance recoverables on unpaid losses	(2,098)	(2,105)
Net reserves beginning of period	22,506	19,960

Incurred related to:
Current year	7,132	6,175
Prior years	—	(2)
Total incurred losses and LAE	7,132	6,173

Paid related to:
Current year	1,711	2,071
Prior years	2,932	2,381
Total paid losses and LAE	4,643	4,452

Foreign exchange/translation adjustment	209	(43)

Net reserves end of period	25,204	21,637
Plus reinsurance recoverables on unpaid losses	2,276	2,196
Gross reserves end of period	$27,480	$23,833
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $7.1 billion and $6.2 billion for the nine months ended September 30, 2024 and 2023, respectively. Gross and net reserves increased for the nine months ended September 30, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $730 million of current year attritional losses in 2024 compared to 2023, as well as an increase of $229 million in 2024 current year catastrophe losses.
6.SEGMENT REPORTING
The Company operates through two operating segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Australia, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two operating segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.

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
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$3,265	$1,160	$4,425	$9,650	$3,911	$13,561
Net written premiums	2,975	830	3,805	8,950	2,839	11,789

Premiums earned	$2,970	$948	$3,918	$8,429	$2,833	$11,262
Incurred losses and LAE	1,942	642	2,584	5,267	1,865	7,132
Commission and brokerage	710	116	826	2,054	344	2,398
Other underwriting expenses	73	163	236	215	478	694
Underwriting gain (loss)	$245	$27	$272	$893	$145	$1,039

Net investment income			496			1,481
Net gains (losses) on investments			(27)			(50)
Corporate expenses			(25)			(69)
Interest, fee and bond issue cost amortization expense			(38)			(112)
Other income (expense)			(102)			(48)
Income (loss) before taxes			$577			$2,241
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$3,198	$1,193	$4,391	$8,566	$3,748	$12,314
Net written premiums	2,989	878	3,866	8,048	2,822	10,870

Premiums earned	$2,593	$920	$3,513	$7,183	$2,682	$9,865
Incurred losses and LAE	1,653	593	2,246	4,443	1,730	6,173
Commission and brokerage	643	108	752	1,778	320	2,099
Other underwriting expenses	65	151	215	189	431	620
Underwriting gain (loss)	$232	$69	$301	$772	$202	$974

Net investment income			406			1,023
Net gains (losses) on investments			(31)			(21)
Corporate expenses			(19)			(55)
Interest, fee and bond issue cost amortization expense			(34)			(99)
Other income (expense)			103			61
Income (loss) before taxes			$725			$1,883
(Some amounts may not reconcile due to rounding.)

Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
7.CREDIT FACILITIES
The Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion as of September 30, 2024. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 of the Notes to these consolidated financial statements for collateral posted related to secured letters of credit.
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$500	$437	12/31/2024	$500	$97	6/24/2024
					71	6/28/2024
					318	12/31/2024

	$500	$437		$500	$486
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$194	12/31/2024	$230	$—	1/21/2024
		—	1/21/2025		4	2/29/2024
		4	2/28/2025		1	3/1/2024
		2	3/1/2025		3	9/23/2024
		1	3/15/2025		1	12/1/2024
		1	8/15/2025		—	12/16/2024
		3	9/23/2025		—	12/20/2024
		1	12/1/2025		217	12/31/2024
		—	12/16/2025		1	8/15/2025
		—	12/20/2025
		4	12/31/2025
Bermuda Re Citibank LOC Facility - Uncommitted	140	106	12/31/2024	140	105	12/31/2024
		—	6/30/2028		7	12/30/2027
		7	9/30/2028
Total Citibank Bilateral Agreement	$370	$324		$370	$340
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021, Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement referred to as the “Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility”. The Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective August 16, 2024, the Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility was amended to extend the availability of committed issuance for three years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$188	12/31/2024	$200	$192	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2024	$150	$150	12/31/2024
(Some amounts may not reconcile due to rounding.)

Bermuda Re Lloyd’s Bank Letter of Credit Facility
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Everest Insurance (Ireland), dac as an account party with access to a $15 million sub-limit for the issuance of letters of credit, an agreement referred to as the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”, which superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$216	12/31/2024	$250	$235	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$150	12/30/2024	$200	$168	12/30/2024
		14	12/31/2024		14	12/31/2024
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$164		$200	$182
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2024	$200	$200	12/31/2024
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2024	100	100	12/31/2024
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2024, Everest Re had statutory admitted assets of approximately $29.2 billion which provides borrowing capacity of up to approximately $2.9 billion. As of September 30, 2024, Everest Re had $819 million of borrowings outstanding, which begin to expire in 2024. Everest Re incurred interest expense of $11 million and $7 million for the three months ended September 30, 2024 and 2023, respectively. Everest Re incurred interest expense of $33 million and $21 million for the nine months ended September 30, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of September 30, 2024, Everest Re had $1.1 billion of collateral pledged.
8.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				September 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$373	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	731	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	671	970	688
			$2,400	$2,350	$1,775	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$214	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2024 to November 14, 2024 is 7.76%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense incurred	$4	$4	$13	$12
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At September 30,	At December 31,
(Dollars in millions)	2024	2023
Collateral in trust for non-affiliated agreements (1)	$3,299	$3,208
Collateral for secured letter of credit facilities	1,380	1,438
Collateral for FHLB borrowings	1,078	1,077
Securities on deposit with or regulated by government authorities	1,482	1,447
Funds at Lloyd's	481	538
Funds held by reinsureds	1,229	1,135
Total restricted assets	8,949	8,843
(1) At September 30, 2024 and December 31, 2023, the total amount on deposit in trust accounts includes $353 million and $243 million of restricted cash, respectively.
The Company reinsures some of its catastrophe exposures with the segregated accounts of a subsidiary, Mt. Logan Re, Ltd. (“Mt. Logan Re”). Mt. Logan Re is a collateralized insurer registered in Bermuda and 100% of the voting common shares are owned by Group. Each segregated account invests predominantly in a diversified set of catastrophe exposures, diversified by risk/peril and across different geographic regions globally.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2024	2023	2024	2023
(Dollars in millions)
Ceded written premiums	$235	$89	$404	$187
Ceded earned premiums	79	74	260	172
Ceded losses and LAE	44	26	107	79

Assumed written premiums	4	2	6	3
Assumed earned premiums	4	2	6	3
Assumed losses and LAE	—	—	—	—
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of September 30, 2024			$1,575
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
11.COMMITMENTS AND CONTINGENCIES
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

12.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$824	$(120)	$704	$531	$(54)	$477
Reclassification of net realized losses (gains) included
in net income (loss) (1)	33	(3)	30	49	(6)	44
Foreign currency translation and other adjustments	93	(11)	83	49	(4)	45
Reclassification of benefit plan liability amortization included
in net income (loss)	(1)	—	—	31	(6)	24
Total other comprehensive income (loss)	$950	$(134)	$816	$660	$(70)	$590
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method securities.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$(281)	$24	$(257)	$(206)	$26	$(180)
Reclassification of net realized losses (gains) included
in net income (loss)	17	(2)	15	26	(6)	21
Foreign currency translation and other adjustments	(50)	3	(47)	(19)	2	(17)
Reclassification of benefit plan liability amortization included
in net income (loss)	1	—	—	2	—	1
Total other comprehensive income (loss)	$(313)	$25	$(288)	$(197)	$22	$(175)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023	2024	2023
URA(D) of securities (1)	$33	$17	$49	$26	Net gains (losses) on investments
	(3)	(2)	(6)	(6)	Income tax expense (benefit)
	$30	$15	$44	$21	Net income (loss)

Benefit plan net gain (loss)	$(1)	$1	$31	$2	Other underwriting expenses
	—	—	(6)	—	Income tax expense (benefit)
	$—	$—	$24	$1	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method securities.

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance of URA(D) of securities (1)	$(936)	$(1,627)	$(723)	$(1,709)
Current period change in URA(D) of securities	734	(242)	521	(159)
Ending balance of URA(D) of securities	(202)	(1,868)	(202)	(1,868)

Beginning balance of foreign currency translation and other adjustments	(233)	(224)	(195)	(254)
Current period change in foreign currency translation and other adjustments	83	(47)	45	(17)
Ending balance of foreign currency translation and other adjustments	(150)	(271)	(150)	(271)

Beginning balance of benefit plan net gain (loss)	8	(32)	(16)	(33)
Current period change in benefit plan net gain (loss)	—	—	24	1
Ending balance of benefit plan net gain (loss)	8	(32)	8	(32)

Ending balance of accumulated other comprehensive income (loss)	$(344)	$(2,171)	$(344)	$(2,171)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method securities.
13.SHARE-BASED COMPENSATION PLANS
During the three months ended September 30, 2024, a total of 1,744 shares of restricted stock were granted on September 12, 2024, with a fair value of $376.58 per share. During the three months ended September 30, 2023, a total of 4,580 shares of restricted stock were granted on September 8, 2023, with a fair value of $369.15 per share.
For the nine months ended September 30, 2024, a total of 220,703 shares of restricted stock were granted as follows: 207,839, 7,104, 4,016 and 1,744 of shares of restricted stock were granted on February 28, 2024, February 29, 2024, May 15, 2024 and September 12, 2024, respectively. The fair value per share of each restricted stock award was $369.52, $367.04, $377.80 and $376.58, respectively. Additionally, 18,713 performance share unit awards were granted on February 28, 2024, with a fair value of $369.52 per unit.
For the nine months ended September 30, 2023, a total of 179,676 shares of restricted stock were granted: 174,171, 925 and 4,580 shares of restricted stock were granted on February 23, 2023, May 18, 2023 and September 8, 2023, respectively. The fair value per share of each restricted stock award was $382.39, $372.91 and $369.15, respectively. Additionally, 14,975 performance share unit awards were granted on February 23, 2023, with a fair value of $382.39 per unit.
14.EARNINGS PER COMMON SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share:
Numerator
Net income (loss)	$509	$678	$1,966	$1,713
Less: dividends declared - common shares and unvested common shares	(86)	(76)	(249)	(212)
Undistributed earnings	423	602	1,717	1,501
Percentage allocated to common shareholders (1)	98.8%	98.9%	98.8%	98.8%
	418	595	1,697	1,483
Add: dividends declared - common shareholders	85	75	246	210
Numerator for basic and diluted earnings per common share	$503	$671	$1,943	$1,693

Denominator
Denominator for basic earnings per weighted-average common shares	42.6	42.9	42.8	40.8
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.6	42.9	42.8	40.8

Per common share net income (loss)
Basic	$11.80	$15.63	$45.40	$41.49
Diluted	$11.80	$15.63	$45.40	$41.49

(1) Basic weighted - average common shares outstanding	42.6	42.9	42.8	40.8
Basic weighted - average common shares outstanding and unvested common shares expected to vest	43.1	43.4	43.3	41.3
Percentage allocated to common shareholders	98.8%	98.9%	98.8%	98.8%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of September 30, 2024 and 2023, respectively.
15.INCOME TAXES
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
16.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. In October 2024, Hurricane Milton impacted Florida. The Company is estimating pre-tax net catastrophe losses to be in the range of $300 to $400 million for the fourth quarter, net of any estimated recoveries or reinstatement premiums. Additionally, in October 2024 the Company completed the sale of certain assets of EverSports & Entertainment Insurance, Inc. to Ryan Specialty. No other material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2024. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023		2024	2023
Gross written premiums	$4,425	$4,391	0.8%	$13,561	$12,314	10.1%
Net written premiums	3,805	3,866	(1.6)%	11,789	10,870	8.5%

REVENUES:
Premiums earned	$3,918	$3,513	11.5%	$11,262	$9,865	14.2%
Net investment income	496	406	22.2%	1,481	1,023	44.8%
Net gains (losses) on investments	(27)	(31)	(14.0)%	(50)	(21)	NM
Other income (expense)	(102)	103	NM	(48)	61	NM
Total revenues	4,285	3,991	7.4%	12,645	10,927	15.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,584	2,246	15.0%	7,132	6,173	15.5%
Commission, brokerage, taxes and fees	826	752	9.9%	2,398	2,099	14.2%
Other underwriting expenses	236	215	9.6%	694	620	12.0%
Corporate expenses	25	19	27.7%	69	55	24.9%
Interest, fees and bond issue cost amortization expense	38	34	11.7%	112	99	13.8%
Total claims and expenses	3,708	3,266	13.5%	10,404	9,045	15.0%

INCOME (LOSS) BEFORE TAXES	577	725	(20.5)%	2,241	1,883	19.0%
Income tax expense (benefit)	68	47	43.7%	275	169	62.4%
NET INCOME (LOSS)	$509	$678	(24.9)%	$1,966	$1,713	14.7%

RATIOS:			Point Change			Point Change
Loss ratio	66.0%	63.9%	2.0	63.3%	62.6%	0.7
Commission and brokerage ratio	21.1%	21.4%	(0.3)	21.3%	21.3%	—
Other underwriting expense ratio	6.0%	6.1%	(0.1)	6.2%	6.3%	(0.1)
Combined ratio	93.1%	91.4%	1.6	90.8%	90.1%	0.6

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2024	2023
Balance sheet data:
Total investments and cash	$42,090	$37,142	13.3%
Total assets	55,864	49,399	13.1%
Reserve for losses and loss adjustment expenses	27,480	24,604	11.7%
Total debt	3,387	3,385	—%
Total liabilities	40,529	36,197	12.0%
Shareholders' equity	15,335	13,202	16.2%
Book value per share	356.77	304.29	17.2%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 0.8% to $4.4 billion for the three months ended September 30, 2024, compared to $4.4 billion for the three months ended September 30, 2023, reflecting a $67 million, or 2.1%, increase in our reinsurance business, partially offset by a $33 million, or 2.8%, decrease in our insurance business. The increase in reinsurance premiums was primarily due to property pro rata and property catastrophe excess of loss lines of business, partially offset by actions taken on our North America casualty business. The decrease in insurance premiums compared to the prior year period was primarily due to portfolio actions taken on accident and health and specialty casualty lines of business, partially offset by an increase in property/short tail business and other specialty business. Gross written premiums increased by 10.1% to $13.6 billion for the nine months ended September 30, 2024, compared to $12.3 billion for the nine months ended September 30, 2023, reflecting a $1.1 billion, or 12.7%, increase in our reinsurance business and a $163 million, or 4.3%, increase in our insurance business. The increase in reinsurance premiums was primarily driven by property and casualty pro rata lines of business and property catastrophe excess of loss lines of business. The increase in insurance premiums was primarily due to property/short tail business, other specialty business and professional liability business, as well as continuing growth in international business across all lines. The increase in insurance premiums was partially offset by portfolio actions taken on accident and health and workers’ compensation lines.
Net written premiums decreased by 1.6% to $3.8 billion for the three months ended September 30, 2024, compared to $3.9 billion for the three months ended September 30, 2023, primarily driven by an increase in premiums ceded to Mt. Logan Re, Ltd. (“Mt. Logan Re”) cells within the Reinsurance segment for property catastrophe excess of loss line of business, and an increase in premium cession in Insurance driven by business mix and lower retention in certain lines of business. Net written premiums increased by 8.5% to $11.8 billion for the nine months ended September 30, 2024, compared to $10.9 billion for the nine months ended September 30, 2023. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 11.5% to $3.9 billion during the three months ended September 30, 2024, compared to $3.5 billion during the three months ended September 30, 2023. Premiums earned increased by 14.2% to $11.3 billion for the nine months ended September 30, 2024, compared to $9.9 billion for the nine months ended September 30, 2023. Premiums earned generally reflect the portion of net premiums written that was recognized as revenue for the period as the exposure period expires. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $102 million and other income of $103 million for the three months ended September 30, 2024 and 2023, respectively. We recorded other expense of $48 million and other income of $61 million for the nine months ended September 30, 2024 and 2023, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $102 million and foreign exchange currency income of $100 million for the three months ended September 30, 2024 and 2023, respectively. We recognized foreign currency exchange expense of $61 million and foreign currency exchange income of $51 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the other expense incurred for the nine months ended September 30, 2024 includes a $9 million pension plan curtailment gain recognized in the second quarter of 2024.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.

Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,274	58.0%		$—	—%		$2,274	58.0%
Catastrophes	310	7.9%		—	—%		310	7.9%
Total	$2,584	66.0%		$—	—%		$2,584	66.0%

2023
Attritional	$2,071	58.9%		$—	—%		$2,071	58.9%
Catastrophes	175	5.0%		—	—%		175	5.0%
Total	$2,246	63.9%		$—	—%		$2,246	63.9%

Variance 2024/2023
Attritional	$203	(0.9)	pts	$—	—	pts	$203	(0.9)	pts
Catastrophes	135	2.9	pts	—	—	pts	135	2.9	pts
Total	$338	2.0	pts	$—	—	pts	$338	2.0	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$6,586	58.5%		$—	—%		$6,586	58.5%
Catastrophes	546	4.9%		—	—%		546	4.9%
Total	$7,132	63.3%		$—	—%		$7,132	63.3%

2023
Attritional	$5,855	59.4%		$—	—%		$5,855	59.4%
Catastrophes	317	3.2%		—	—%		317	3.2%
Total	$6,173	62.6%		$—	—%		$6,173	62.6%

Variance 2024/2023
Attritional	$730	(0.9)	pts	$—	—	pts	730	(0.9)	pts
Catastrophes	229	1.6	pts	—	—	pts	229	1.6	pts
Total	$959	0.7	pts	$—	—	pts	$959	0.7	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 15.0% to $2.6 billion for the three months ended September 30, 2024, compared to $2.2 billion for the three months ended September 30, 2023, primarily due to an increase of $203 million in current year attritional losses and an increase of $135 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to increased premiums earned. The current year catastrophe losses of $310 million for the three months ended September 30, 2024 related primarily to Hurricane Helene ($81 million), Hurricane Beryl ($67 million), Hurricane Debby ($60 million), the 2024 European flood Boris ($48 million) and the third quarter 2024 Calgary Alberta storms ($41 million). The $175 million of current year catastrophe losses for the three months ended September 30, 2023 related primarily to Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($35 million), the 2023 Italy convective storm ($28 million), the 2023 third quarter U.S. storms ($20 million) and the 2023 Hans windstorm ($10 million).

Incurred losses and LAE increased by 15.5% to $7.1 billion for the nine months ended September 30, 2024, compared to $6.2 billion for the nine months ended September 30, 2023, primarily due to an increase of $730 million in current year attritional losses and an increase of $229 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $546 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($81 million), Hurricane Beryl ($67 million), the 2024 Baltimore bridge collapse ($62 million), Hurricane Debby ($60 million), the 2024 European flood Boris ($48 million), the 2024 Brazil Floods ($41 million), the third quarter 2024 Calgary Alberta storms ($41 million), the 2024 Germany floods ($41 million), the 2024 Dubai floods ($40 million) and the 2024 Taiwan earthquake ($27 million). The $317 million of current year catastrophe losses for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million) the 2023 New Zealand storms ($46 million), Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($35 million), the 2023 Italy convective storm ($28 million), the 2023 third quarter U.S. storms ($20 million), Typhoon Mawar ($11 million) and the 2023 Hans windstorm ($10 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 7.9 percentage points to the combined ratio for the three months ended September 30, 2024, compared with 5.0 percentage points in the corresponding period of 2023, and 4.9 percentage points to the combined ratio for the nine months ended September 30, 2024, compared with 3.2 percentage points in the corresponding period of 2023.
Refer to the “Ratios” section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 9.9% to $826 million for the three months ended September 30, 2024, compared to $752 million for the three months ended September 30, 2023. Commission, brokerage, taxes and fees increased by 14.2% to $2.4 billion for the nine months ended September 30, 2024, compared to $2.1 billion for the nine months ended September 30, 2023. The increases were primarily due to the impact of the increase in premiums earned and changes in the mix of business. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $236 million and $215 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Other underwriting expenses were $694 million and $620 million for the nine months ended September 30, 2024 and 2023, respectively. The increases in other underwriting expenses remained relatively consistent with the growth in premiums earned. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $25 million and $19 million for the three months ended September 30, 2024 and 2023, respectively, and $69 million and $55 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in Corporate expenses for the three and nine month periods ended September 30, 2024 are primarily due to information management related costs, including the acceleration of cybersecurity, corporate applications and infrastructure investments.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $38 million and $34 million for the three months ended September 30, 2024 and 2023, respectively. Interest, fees and other bond amortization expense was $112 million and $99 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York borrowing. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 7.76% as of September 30, 2024 compared to 8.01% as of September 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $68 million and $47 million for the three months ended September 30, 2024 and 2023, respectively. We had income tax expense of $275 million and $169 million for the nine months ended September 30, 2024 and 2023, respectively. The period over period increase in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $509 million and $678 million for the three months ended September 30, 2024 and 2023, respectively. Our net income was $2.0 billion and $1.7 billion for the nine months ended September 30, 2024 and 2023, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 1.6 points to 93.1% for the three months ended September 30, 2024, compared to 91.4% for the three months ended September 30, 2023 and increased by 0.6 points to 90.8% for the nine months ended September 30, 2024, compared to 90.1% for the nine months ended September 30, 2023. The current year increase is primarily due to higher catastrophe losses. Refer to the analysis of combined ratio components below.
The loss ratio component increased by 2.0 points to 66.0% for the three months ended September 30, 2024, compared to 63.9% for the three months ended September 30, 2023, mainly due to a $135 million increase in catastrophe losses. The loss ratio component increased by 0.7 points to 63.3% for the nine months ended September 30, 2024, compared to 62.6% for the nine months ended September 30, 2023, primarily due to an increase of $229 million in current year catastrophe losses.
The commission and brokerage ratio components decreased to 21.1% for the three months ended September 30, 2024, compared to 21.4% for the three months ended September 30, 2023, and remained consistent with 21.3% for the nine months ended September 30, 2024, compared to 21.3% for the nine months ended September 30, 2023. The quarter over quarter variance was mainly due to changes in the mix of business.
The other underwriting expense ratios decreased to 6.0% for the three months ended September 30, 2024, compared to 6.1% for the three months ended September 30, 2023, and decreased to 6.2% for the nine months ended September 30, 2024, compared to 6.3% for the nine months ended September 30, 2023. The decrease for the three and nine months comparative period was mainly due to a higher earned premium base.
Shareholders’ Equity.
Shareholders’ equity increased by $2.1 billion to $15.3 billion at September 30, 2024 from $13.2 billion at December 31, 2023, principally as a result of $2.0 billion of net income, $521 million of unrealized appreciation on fixed income available for sale securities and equity method investments, net of tax, $45 million of net foreign currency translation adjustments, $26 million of share-based compensation transactions and $24 million of net benefit plan obligation adjustments, partially offset by $249 million of shareholder dividends and $200 million of share repurchases.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 22.2% to $496 million for the three months ended September 30, 2024, compared with net investment income of $406 million for the three months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily the result of an increase of $79 million in income from fixed maturity investments, an increase of $21 million in income from other alternative investments and an increase of $12 million in income from short-term investments, partially offset by a decline of $24 million in limited partnership income. Net investment income increased by 44.8% to $1.5 billion for the nine months ended September 30, 2024, compared with investment income of $1.0 billion for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was primarily the result of an increase of $277 million of income from fixed maturity investments, an increase of $86 million in limited partnership income, an increase of $43 million from short-term investments and an increase of $43 million in income from other alternative investments. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$378	$299	$1,099	$822
Equity securities	1	1	3	3
Short-term investments and cash	54	41	135	92
Other invested assets
Limited partnerships	36	60	183	98
Other	36	15	85	42
Gross investment income before adjustments	504	416	1,506	1,056
Funds held interest income (expense)	5	5	20	7
Future policy benefit reserve income (expense)	1	—	—	(1)
Gross investment income	510	420	1,525	1,063
Investment expenses	13	14	44	41
Net investment income	$496	$406	$1,481	$1,023
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Annualized pre-tax yield on average cash and invested assets	4.8%	4.5%	4.9%	4.0%
Annualized after-tax yield on average cash and invested assets	4.2%	3.9%	4.3%	3.5%
Annualized return on invested assets	4.6%	4.2%	4.8%	3.9%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$59	$4	$55	$86	$21	64
Losses	(84)	(23)	(61)	(133)	(42)	(90)
Total	(25)	(19)	(6)	(47)	(21)	(26)

Equity securities
Gains	—	2	(2)	2	8	(7)
Losses	—	—	—	—	—	—
Total	—	1	(1)	1	8	(7)

Other Invested Assets
Gains	—	—	—	—	—	—
Losses	1	—	1	—	—	—
Total	1	—	1	—	—	—

Short-Term Investments
Gains	1	—	1	1	1	—
Losses	—	—	—	—	—	—
Total	1	—	1	1	—	—

Total net realized gains (losses) from dispositions
Gains	60	6	54	88	30	58
Losses	(84)	(24)	(60)	(133)	(42)	(91)
Total	(24)	(18)	(6)	(45)	(12)	(33)

Allowance for credit losses	(9)	2	(11)	(3)	(6)	3

Gains (losses) from fair value adjustments
Equity securities	5	(16)	21	(3)	(3)	1
Total	5	(16)	21	(3)	(3)	1

Total net gains (losses) on investments	$(27)	$(31)	$4	$(50)	$(21)	$(29)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2024 primarily consist of $24 million of losses due to the disposition of investments, an increase to the allowance for credit losses of $9 million, partially offset by $5 million of gains from fair value adjustments on equity securities. The realized losses from dispositions of investments mainly related to the execution of a Company strategy to sell lower yielding investments in order to reinvest the proceeds at higher interest rates.
Total net gains (losses) on investments during the nine months ended September 30, 2024 primarily relate to $45 million of net losses due to the disposition of investments, $3 million of losses from fair value adjustments on equity securities as a result of equity market deterioration and an increase to the allowance for credit losses of $3 million.

Segment Results.
The Company operates through two operating segments: Reinsurance and Insurance. The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“UK”) and Switzerland. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Australia, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the UK, Ireland, and branches located in the UK, the Netherlands, France, Germany and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two operating segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$3,265	$3,198	$67	2.1%	$9,650	$8,566	$1,084	12.7%
Net written premiums	2,975	2,989	(14)	(0.5)%	8,950	8,048	902	11.2%

Premiums earned	$2,970	$2,593	$377	14.5%	$8,429	$7,183	$1,247	17.4%
Incurred losses and LAE	1,942	1,653	289	17.5%	5,267	4,443	824	18.5%
Commission and brokerage	710	643	67	10.4%	2,054	1,778	275	15.5%
Other underwriting expenses	73	65	9	13.3%	215	189	26	14.0%
Underwriting gain (loss)	$245	$232	$13	5.4%	$893	$772	$121	15.7%

				Point Chg				Point Chg
Loss ratio	65.4%	63.8%		1.6	62.5%	61.9%		0.6
Commission and brokerage ratio	23.9%	24.8%		(0.9)	24.4%	24.8%		(0.4)
Other underwriting expense ratio	2.5%	2.5%		—	2.6%	2.6%		—
Combined ratio	91.8%	91.1%		0.7	89.4%	89.2%		0.2
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 2.1% to $3.3 billion for the three months ended September 30, 2024 from $3.2 billion for the three months ended September 30, 2023, primarily driven by property pro rata and property catastrophe excess of loss lines of business, partially offset by actions taken on our North America casualty business. Gross written premiums increased by 12.7% to $9.6 billion for the nine months ended September 30, 2024 from $8.6 billion for the nine months ended September 30, 2023, primarily due to property and casualty pro rata and property catastrophe excess of loss lines of business.
Net written premiums of $3.0 billion for the three months ended September 30, 2024 remained consistent with the $3.0 billion for the three months ended September 30, 2023, with the minimal decrease due to increased cessions to Mt. Logan cells emanating from the property catastrophe line of business. Net written premiums increased by 11.2% to $8.9 billion for the nine months ended September 30, 2024, compared to $8.0 billion for the nine months ended September 30, 2023. The increase was consistent with the percentage increase in gross written premiums.
Premiums earned increased by 14.5% to $3.0 billion for the three months ended September 30, 2024, compared to $2.6 billion for the three months ended September 30, 2023. Premiums earned increased by 17.4% to $8.4 billion for the nine months ended September 30, 2024, compared to $7.2 billion for the nine months ended September 30, 2023. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,672	56.3%		$—	—%		1,672	56.3%
Catastrophes	270	9.1%		—	—%		270	9.1%
Total Segment	$1,942	65.4%		$—	—%		$1,942	65.4%

2023
Attritional	$1,488	57.4%		$—	—%		1,488	57.4%
Catastrophes	165	6.4%		—	—%		165	6.4%
Total Segment	$1,653	63.8%		$—	—%		$1,653	63.8%

Variance 2024/2023
Attritional	$184	(1.1)	pts	$—	—	pts	$184	(1.1)	pts
Catastrophes	105	2.7	pts	—	—	pts	105	2.7	pts
Total Segment	$289	1.6	pts	$—	—	pts	$289	1.6	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$4,780	56.7%		$—	—%		4,780	56.7%
Catastrophes	487	5.8%		—	—%		487	5.8%
Total Segment	$5,267	62.5%		$—	—%		$5,267	62.5%

2023
Attritional	$4,138	57.6%		$—	—%		4,138	57.6%
Catastrophes	305	4.2%		—	—%		305	4.2%
Total Segment	$4,443	61.9%		$—	—%		$4,443	61.9%

Variance 2024/2023
Attritional	$642	(0.9)	pts	$—	—	pts	$642	(0.9)	pts
Catastrophes	181	1.5	pts	—	—	pts	181	1.5	pts
Total Segment	$824	0.6	pts	$—	—	pts	$824	0.6	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 17.5% to $1.9 billion for the three months ended September 30, 2024, compared to $1.7 billion for the three months ended September 30, 2023. The increase was primarily due to an increase of $184 million in current year attritional losses and an increase of $105 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $270 million for the three months ended September 30, 2024 related primarily to Hurricane Helene ($65 million), Hurricane Debby ($59 million), Hurricane Beryl ($56 million), the 2024 European flood Boris ($46 million) and the 2024 third quarter Calgary Alberta storms ($35 million). The $165 million of current year catastrophe losses for the three months ended September 30, 2023 related primarily to Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the Hawaii wildfire ($30 million), the 2023 Italy convective storm ($28 million), the third quarter 2023 U.S. storms ($15 million) and the 2023 Windstorm Hans ($10 million).
Incurred losses increased by 18.5% to $5.3 billion for the nine months ended September 30, 2024, compared to $4.4 billion for the nine months ended September 30, 2023. The increase was primarily due to an increase of $642 million in current year attritional losses and an increase of $181 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $487 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($65 million), Hurricane Debby ($59 million), the 2024 Baltimore bridge collapse ($57 million), Hurricane Beryl ($56 million), the 2024 European flood Boris ($46 million), the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the third quarter 2024 Calgary Alberta storms ($35 million) and the 2024 Taiwan earthquake ($25 million). The $305 million of current year catastrophe losses for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($95 million), the 2023 New Zealand storms ($44 million), Hurricane Idalia ($42 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($30 million), the 2023 Italy convective storm ($28 million), the 2023 third quarter U.S. storms ($20 million), Typhoon Mawar ($11 million) and the 2023 Hans windstorm ($10 million).
Segment Expenses. Commission and brokerage expense increased by 10.4% to $710 million for the three months ended September 30, 2024, compared to $643 million for the three months ended September 30, 2023. Commission and brokerage expense increased by 15.5% to $2.1 billion for the nine months ended September 30, 2024, compared to $1.8 billion for the nine months ended September 30, 2023. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $73 million for the three months ended September 30, 2024 from $65 million for the three months ended September 30, 2023. Segment other underwriting expenses increased to $215 million for the nine months ended September 30, 2024, compared to $189 million for the nine months ended September 30, 2023. The increases were mainly due to increased expenditures supporting the increased premium volume of the segment.
Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$1,160	$1,193	$(33)	(2.8)%	$3,911	$3,748	$163	4.3%
Net written premiums	830	878	(47)	(5.4)%	2,839	2,822	17	0.6%

Premiums earned	$948	$920	$27	2.9%	$2,833	$2,682	$150	5.6%
Incurred losses and LAE	642	593	49	8.3%	1,865	1,730	136	7.8%
Commission and brokerage	116	108	7	6.8%	344	320	23	7.3%
Other underwriting expenses	163	151	12	8.1%	478	431	48	11.0%
Underwriting gain (loss)	$27	$69	$(42)	(60.5)%	$145	$202	$(56)	(27.9)%

				Point Chg				Point Chg
Loss ratio	67.8%	64.4%		3.4	65.8%	64.5%		1.4
Commission and brokerage ratio	12.2%	11.8%		0.4	12.1%	11.9%		0.2
Other underwriting expense ratio	17.2%	16.4%		0.8	16.9%	16.1%		0.8
Combined ratio	97.1%	92.5%		4.6	94.9%	92.5%		2.4
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 2.8% to $1.2 billion for the three months ended September 30, 2024, compared to $1.2 billion for the three months ended September 30, 2023. The decrease in insurance premiums was primarily due to portfolio actions taken on accident and health and specialty casualty lines of business, partially offset by an increase in property/short tail business and specialty lines of business. Gross written premiums increased by 4.3% to $3.9 billion for the nine months ended September 30, 2024, compared to $3.7 billion for the nine months ended September 30, 2023. The increase in insurance premiums was primarily due to increases in property/short tail business and specialty lines of business, partially offset by portfolio actions taken on accident and health and workers’ compensation lines of business.
Net written premiums decreased by 5.4% to $830 million for the three months ended September 30, 2024, compared to $878 million for the three months ended September 30, 2023, primarily due to an increase in premium cession driven by business mix and lower retention in certain lines of business. Net written premiums of $2.8 billion for the nine months ended September 30, 2024, remained consistent with the $2.8 billion for the nine months ended September 30, 2023.
Premiums earned increased by 2.9% to $948 million for the three months ended September 30, 2024, compared to $920 million for the three months ended September 30, 2023. Premiums earned increased by 5.6% to $2.8 billion for the nine months ended September 30, 2024, compared to $2.7 billion for the nine months ended September 30, 2023. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$602	63.5%		$—	—%		602	63.5%
Catastrophes	40	4.2%		—	—%		40	4.2%
Total Segment	$642	67.8%		$—	—%		$642	67.8%

2023
Attritional	$583	63.3%		$—	—%		583	63.3%
Catastrophes	10	1.1%		—	—%		10	1.1%
Total Segment	$593	64.4%		$—	—%		$593	64.4%

Variance 2024/2023
Attritional	$19	0.2	pts	$—	—	pts	$19	0.2	pts
Catastrophes	30	3.1	pts	—	—	pts	30	3.1	pts
Total Segment	$49	3.4	pts	$—	—	pts	$49	3.4	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,806	63.7%		$—	—%		1,806	63.7%
Catastrophes	60	2.1%		—	—%		60	2.1%
Total Segment	$1,865	65.8%		$—	—%		$1,865	65.8%

2023
Attritional	$1,718	64.0%		$—	—%		1,718	64.0%
Catastrophes	12	0.4%		—	—%		12	0.4%
Total Segment	$1,730	64.5%		$—	—%		$1,730	64.5%

Variance 2024/2023
Attritional	$88	(0.3)	pts	$—	—	pts	88	(0.3)	pts
Catastrophes	48	1.7	pts	—	—	pts	48	1.7	pts
Total Segment	$136	1.4	pts	$—	—	pts	$136	1.4	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 8.3% to $642 million for the three months ended September 30, 2024, compared to $593 million for the three months ended September 30, 2023. The increase was mainly due to an increase of $19 million in current year attritional losses and an increase of $30 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to changes in mix of business. The $40 million of current year catastrophe losses for the three months ended September 30, 2024 related primarily to Hurricane Helene ($16 million), Hurricane Beryl ($11 million), the 2024 Jasper fires ($6 million) and the third quarter 2024 Calgary Alberta storms ($6 million). The $10 million of current year catastrophe losses for the three months ended September 30, 2023 related to the 2023 third quarter U.S. storms ($5 million) and the 2023 Hawaii wildfire ($5 million).
Incurred losses and LAE increased by 7.8% to $1.9 billion for the nine months ended September 30, 2024, compared to $1.7 billion for the nine months ended September 30, 2023. The increase was mainly due to an increase of $88 million in current year attritional losses and an increase in current year catastrophe losses of $48 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and changes in mix of business. The current year catastrophe losses of $60 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($16 million), Hurricane Beryl ($11 million), the 2024 second quarter U.S. convective storms ($10 million), the 2024 Jasper fires ($6 million), the third quarter 2024 Calgary Alberta storms ($6 million) and the 2024

Baltimore bridge collapse ($5 million). The $12 million of current year catastrophe losses for the nine months ended September 30, 2023 related to the 2023 third quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 New Zealand storms ($2 million).
Segment Expenses. Commission and brokerage expenses increased by 6.8% to $116 million for the three months ended September 30, 2024, compared to $108 million for the three months ended September 30, 2023. Commission and brokerage expenses increased by 7.3% to $344 million for the nine months ended September 30, 2024, compared to $320 million for the nine months ended September 30, 2023. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $163 million for the three months ended September 30, 2024, compared to $151 million for the three months ended September 30, 2023. Segment other underwriting expenses increased to $478 million for the nine months ended September 30, 2024, compared to $431 million for the nine months ended September 30, 2023. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued investment of the international insurance platform.
FINANCIAL CONDITION
Investments. Total investments were $40.5 billion at September 30, 2024, an increase of $4.8 billion compared to $35.7 billion at December 31, 2023. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $2.1 billion of fixed maturities - available for sale during the nine months ended September 30, 2024.
The Company’s limited partnership investments are comprised of limited partnerships that invest in private equity, private credit and private real estate. Generally, the limited partnerships are reported on a month or quarter lag. We receive annual audited financial statements for all the limited partnerships, which are prepared using fair value accounting in accordance with Financial Accounting Standards Board guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At September 30, 2024	At December 31, 2023
Fixed income portfolio duration (years)	3.1	3.3
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $2.5 billion and $2.3 billion at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, $416 million, or 16.5%, was receivable from Mt. Logan Re collateralized segregated accounts; $250 million, or 10.0%, was receivable from Munich Reinsurance America, Inc. and $187 million, or 7.4% was receivable from Endurance Specialty Holdings, Ltd. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $27.5 billion and $24.6 billion at September 30, 2024 and December 31, 2023, respectively.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2024
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,517	$13,147	$19,664	71.6%
Insurance	2,339	5,264	7,603	27.7%
Total excluding A&E	8,857	18,410	27,267	99.2%
A&E	161	52	213	0.8%
Total including A&E	$9,018	$18,462	$27,480	100.0%
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,355	$11,051	$17,406	70.7%
Insurance	2,027	4,924	6,952	28.3%
Total excluding A&E	8,383	15,975	24,357	99.0%
A&E	159	88	246	1.0%
Total including A&E	$8,541	$16,063	$24,604	100.0%
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

	At September 30,	At December 31,
(Dollars in millions)	2024	2023
Gross reserves	$213	$247
Ceded reserves	(10)	(15)
Net reserves	$203	$232
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at September 30, 2024, we had net asbestos loss reserves of $184 million, or 90.4%, of total net A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 5.8 years at September 30, 2024. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at September 30, 2024 and December 31, 2023 was $15.3 billion and $13.2 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) and Everest Reinsurance Company (“Everest Re”), are regulated by the Bermuda Monetary Authority and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2023	2022	2023	2022
Regulatory targeted capital	$2,669	$2,217	$4,242	$3,353
Actual capital	$3,711	$2,759	$6,963	$5,553
(1) Regulatory targeted capital represents the target capital level from the applicable year's Bermuda Solvency Capital Requirement calculation.
(2) Regulatory targeted capital represents 200% of the Risk Based Capital authorized control level calculation for the applicable year.
Our financial strength ratings, as determined by A.M. Best, Standard & Poor’s and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies.

We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
For the nine months ended September 30, 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market. During this period, we paid $249 million in common share dividends to adjust our capital position and enhance long-term expected returns to our shareholders. During 2023, we repurchased no shares in the open market and paid $288 million in dividends. On May 22, 2020, our existing Board authorization to purchase up to 30 million of our shares was amended to authorize the purchase of up to 32 million shares. As of September 30, 2024, we had repurchased 31.3 million shares under this authorization. During the third quarter of 2024, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on September 27, 2024 for holders of record as of September 16, 2024. We paid $86 million in dividends during the third quarter of 2024.
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
On May 19, 2023, the Company completed the public offering of 4,140,000 common shares, which included full exercise of the underwriters’ option to purchase an additional 540,000 common shares, at a public offering price of $360.00 per share. Total net proceeds from the public offering were $1,445 million, after underwriting discount and expenses. The Company’s intent was to use the net proceeds from this offering for long-term reinsurance opportunity and continued build out of the global insurance business.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $4.2 billion and $3.5 billion for the nine months ended September 30, 2024 and 2023, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $506 million and $651 million for the nine months ended September 30, 2024 and 2023, respectively, and net tax payments of $340 million and $185 million for the nine months ended September 30, 2024 and 2023, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2024 and December 31, 2023, we held cash and short-term investments of $5.5 billion and $3.6 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2024, we had $1.0 billion of fixed maturity securities - available for sale maturing within one year or less, $8.7 billion maturing within one to five years and $8.0 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2024, we had $223 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $793 million of pre-tax unrealized depreciation and $570 million of pre-tax unrealized appreciation.
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

In addition to our cash flows from operations and liquid investments, Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2024, Everest Re had statutory admitted assets of approximately $29.2 billion which provides borrowing capacity of up to approximately $2.9 billion. As of September 30, 2024, Everest Re had $819 million of borrowings outstanding, which begin to expire in 2024. See Note 7 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $42.1 billion investment portfolio at September 30, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.9 billion of mortgage-backed securities in the $31.3 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $3.9 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At September 30, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$37,472	$36,331	$35,190	$34,049	$32,907
Fair Value Change from Base (%)	6.5%	3.2%	—%	(3.2)%	(6.5)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,961	$980	$—	$(980)	$(1,961)
We had $27.5 billion and $24.6 billion of gross reserves for losses and LAE as of September 30, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.4 billion resulting in a discounted reserve balance of approximately $20.8 billion, representing approximately 59.0% of the value of the fixed maturity investment portfolio funds.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in Part I – Item 2 of this Form 10-Q.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	—	$—	—	964,899
August 1 - 31, 2024	208,144	$360.51	208,039	756,860
September 1 - 30, 2024	69,623	$388.11	64,421	692,439
Total	277,767	$—	272,460	692,439
(1) On May 22, 2020, the Company’s executive committee of the Board of Directors approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Everest Reinsurance Holdings, Inc. (“Holdings”), to purchase up to a current aggregate of 32.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. Currently, the Company and/or its subsidiary Holdings have repurchased 31.3 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 9, 2024, James Williamson, Executive Vice President and Chief Operating Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934 (the “Williamson Trading Plan”). Pursuant to the Williamson Trading Plan, an aggregate amount of up to 800 common shares of Company stock may be sold by his broker. The Williamson Trading Plan expires after the close of trading on August 29, 2025.
Other than as disclosed above, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2024.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1	Amendment of Secured Letter of Credit Facility Agreement, dated August 16, 2024, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, filed herewith

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: November 5, 2024