Form 10-K
period 2024-12-31
EVEREST GROUP, LTD.
filed 2025-02-27
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $16.5 billion.
Securities registered pursuant to Section 12(b) of the Act:

Class	Number of Shares Outstanding At February 1, 2025
Common Shares, $0.01 par value	42,934,097
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2025 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2024.

EVEREST GROUP, LTD

FORM 10-K

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements include, but are not limited to:
•the effects of catastrophic events on our financial results;
•losses from catastrophe exposure that exceed our projections;
•insufficient reserves for losses and loss adjustment expenses (“LAE”) due to the impact of social inflation;
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
•the effect on Group and/or Bermuda Re should it/they become subject to taxes in jurisdictions where not currently subject to taxation; and
•the ability of subsidiary entities to pay dividends.
The above list is not exhaustive. Please refer to the factors described under the caption ITEM 1A, “Risk Factors” and those risks and uncertainties discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Group” means Everest Group, Ltd.; “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd.; “Holdings Ireland” means Everest Underwriting Group (Ireland) Limited; “Ireland Re” means Everest Reinsurance Company (Ireland), Designated Activity Company or “dac”; “Ireland Insurance” means Everest Insurance (Ireland), dac; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company”, “Everest”, “we”, “us” and “our” means Everest Group, Ltd. and its consolidated subsidiaries.
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.
ITEM 1.    BUSINESS
The Company.
Everest is a Bermuda-based reinsurance and insurance organization. As part of the Standard & Poor’s (“S&P”) 500 Index, we are a leading financial services institution focused on diversifying our portfolio and geographic presence. Through our direct and indirect subsidiaries operating in the U.S. and internationally, we serve a diverse group of clients worldwide, providing what we believe are extensive product and distribution capabilities, a strong balance sheet, an innovative culture and access to world-class talent.

At December 31, 2024, we had shareholders’ equity of $13.9 billion and total assets of $56.3 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance reportable segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and other international markets. Our global network of operations spans more than 100 countries across six continents. In 2024, the Company had gross written premiums of $18.2 billion with approximately 71.0% representing Reinsurance and 27.9% representing Insurance with the remaining 1.1% of gross written premium coming from our “Other” operating segment. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Group’s active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
Following is a summary of the Company’s principal operating subsidiaries:
•Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write both reinsurance and insurance property and casualty business. Bermuda Re’s United Kingdom (“U.K.”) branch writes property and casualty reinsurance to the U.K., China and European markets. As of December 31, 2024, Bermuda Re had shareholder’s equity of $4.3 billion.
•Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Everest International has branch locations in Singapore and Australia. The Singapore branch has a direct insurer license and writes property and casualty business to the Singapore market. The Australian branch has a general insurance license and writes property and casualty business to the Australian market. A majority of Everest International’s business is assumed reinsurance from its affiliates: Everest Re, Bermuda Re - U.K. Branch, Ireland Re and Ireland Insurance. As of December 31, 2024, Everest International had shareholder’s equity of $1.7 billion.

•Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets through its Ireland office as well as through its Zurich branch.

•Ireland Insurance, an Ireland insurance company and an indirect subsidiary of Group, is licensed to write insurance for the European markets through its Ireland office as well as through its branches in the U.K., the Netherlands, Spain, France, Germany and Italy. In addition, Ireland Insurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
•Lloyd's of London (“Lloyd's”) Syndicate 2786, a wholly-owned Everest syndicate supported by funds at Lloyd’s provided by Everest Corporate Member Limited, was established in 2015 as a platform to facilitate the further expansion of Everest's international insurance operations. The syndicate is managed by a third-party managing agency.

•Everest Compañia de Seguros Generales Chile S.A., a Chile based insurance company, is licensed to write insurance and reinsurance within Chile.
•Everest Compañia de Seguros Generales Colombia S.A., a Colombia based insurance company and a direct subsidiary of Everest International, is licensed to write property and casualty business within Colombia.
•Compañia de Seguros Generales Everest Mexico S.A. de C.V., a Mexico based insurance company, is licensed to write property and casualty business within Mexico.

•Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.
•Everest Reinsurance Company, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Reinsurance Company underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets, through its U.S. offices as well as through its branches in Canada and Singapore. As of December 31, 2024, Everest Reinsurance Company had statutory surplus of $8.1 billion.
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
•Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write business on a non-admitted basis in all 50 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Reinsurance Company.
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

•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code (“IRC”) to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. In addition, Everest Assurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in a broad range of thought and experiences. As of February 1, 2025, the Company employed 3,037 persons. Management believes that colleague engagement is strong. None of the Company’s U.S.-based employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
Talent Attraction, Development and Retention.
Everest is proud to be home to top industry talent, and we make ongoing, strategic investments in our people. Our ability to attract, develop and retain a high caliber of professionals is critical to our continued growth and ability to execute on our strategic priorities.
Investing in the ongoing development of our colleagues is fundamental to our success and sustained competitive advantage as a global leader in risk management. We empower our colleagues to take ownership of their professional growth through a comprehensive suite of resources, including industry-leading training programs, technical upskilling, opportunities, mentorship initiatives and robust management and leadership development offerings. Our commitment to continuous learning and development spans all levels, and we are continually expanding our program offerings to meet evolving needs. This includes a newly implemented enterprise-wide program focused on cultivating next-generation skills, and an expansion of our early career program to develop future Underwriters, Actuaries and IT professionals through rotational placements. Further, Everest maintains a proactive approach to succession planning, prioritizing internal talent development and advancement opportunities.
Proactive recruitment of skilled and experienced teams is an important aspect of succession planning at both our Board of Directors (the “Board”) level and throughout the organization. Everest seeks to attract, retain and develop exceptional talent, fostering an inclusive workplace that embraces unique skill sets, experiences and perspectives.
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
Culture.
Everest’s Colleague Value Proposition, Opportunity through Unity, includes the building blocks of the Company’s culture: our mission, purpose and values, as well as a set of Colleague Behaviors that speak to how we operate as One Everest, regardless of location, level or function.
•Our Values are the guiding principles that inform our decisions, actions and behaviors. They are an expression of our culture and an integral part of how we work.
•Our Colleague Behaviors define how we operate and interact with each other no matter our location, level or function: Respect Everyone. Pursue Better. Lead by Example. Own our Outcomes. Win Together.

•The Company has embedded these behaviors within colleague programs and practices globally. We are taking a systematic approach to integrating them into everything we do, from our talent acquisition and onboarding programs to our performance and compensation plans, recognition initiatives and general employment policies.
People are Everest’s greatest asset, and the quality of our teams has been enhanced through the wide range of backgrounds, perspectives and interests our colleagues bring to our community. At Everest, our commitment to equal opportunity in our dealings and cultural inclusivity reflects a core principle that we promote not only within our workplace but also in the global communities where we operate. Our Board is committed to selecting director and executive management candidates who possess unique skill sets, experiences and perspectives that enhance our governance, strategy, corporate responsibility, culture and risk management.

Everest has a global inclusion, culture and engagement strategic framework and focus areas that aligns with our corporate values and initiatives. In 2024, we had four pillars providing the foundation for our strategic framework as described below.
1.Alignment & Accountability: Our integrated global efforts align with our corporate strategy, cultural values and colleague behaviors.
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
As part of our global inclusion, culture and engagement efforts, our mission is to help foster an environment that attracts, retains and develops the best talent; prioritizes people, their life experiences and perspectives; and serves as a conduit to senior management to promote measurable company-wide engagement.
We look to seize opportunities to celebrate our culture and lift one another up. Our global Colleague Resource Groups (“CRGs”), as part of our engagement efforts, connect regularly through networking events, professional development opportunities and sharing cultural traditions, driving greater awareness and collaboration across offices worldwide. Participation in our CRGs is open to everyone, regardless of background, to enhance career and personal development, exchange ideas and share cultural experiences and backgrounds to contribute to Everest’s vision and values. As of December 31, 2024, the Company sponsors nine CRGs. We also have two Business Resource Groups (“BRGs”) which are colleague-centered and are sponsored as part of our global business objectives. Our CRGs and BRGs support our efforts in the areas of volunteerism, sustainability and innovation.
Business and Underwriting Strategy.
Since 2023, Everest Group, Ltd. trades on the New York Stock Exchange (“NYSE”) under the ticker symbol (NYSE: EG). Everest’s value proposition is built on five decades of reinsurance leadership and an expanding presence in the global primary insurance market.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the year ended December 31, 2024, no single customer (ceding company or insured) generated more than 3.9% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.
Approximately 64.8%, 28.5% and 6.7% of the Company’s 2024 gross written premiums were written in the broker reinsurance market, the insurance business and the direct reinsurance market, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Reinsurance segment’s ten largest brokers accounted for an aggregate of approximately 60.5% of gross written premiums in 2024. The broker with the largest share of the company’s business, Marsh and McLennan, accounted for approximately 21.9% of gross written premiums. The broker with the next-largest share, Aon, accounted for approximately 19.2% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.
The Company’s Insurance segment mainly writes commercial property and casualty business on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2024, no program administrator accounted for more than 5.5% of the Insurance segment’s gross written premium in total.
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
The Company’s underwriting strategies emphasize disciplined underwriting, prioritizing underwriting profitability over premium volume and flexibility to adjust and respond to changing market conditions. Key elements of these strategies, as applicable to the Reinsurance segment, include careful risk selection, appropriate pricing through strict underwriting discipline and adjustments to the Company’s business mix as market conditions change. We focus on (re)insuring companies that effectively manage their own underwriting cycle through proper analysis and appropriate pricing of underlying risks and whose underwriting guidelines and performance are compatible with their and the Company’s objectives. Key elements of the Company’s underwriting strategies, as applicable to the Insurance segment, include careful expansion on what we believe to be the Company’s existing strengths in the primary insurance market, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, and facilitating adjustments to its mix of business by geographic region, line of business and type of coverage. These strategies allow Everest to fully participate in market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance and reinsurance operations allow the Company to execute its strategies by providing access to the global business markets. The Company carefully monitors its mix of business across all operations to seek to avoid unacceptable geographic or other risk concentrations.
Segments Overview.
The Company conducts business through two reportable segments, Reinsurance and Insurance, which are managed as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for the two business segments.

During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, during the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States, Bermuda and Ireland offices, as well as through branches in Canada, Singapore, the U.K. and Switzerland. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States, Bermuda, Canada, Europe, Singapore and South America through its offices in the United States, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain.
The two reportable segments are managed independently but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two reportable segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data - Note 6 of Notes to Consolidated Financial Statements” and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
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
There are two types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties; instead, the reinsurer evaluates portfolio level exposure based on information provided by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.
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
In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (such as commissions, premium taxes, assessments and miscellaneous administrative expenses, and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on treaty excess of loss reinsurance.
Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity. All the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with GAAP guidance.
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
For the year ended December 31, 2024, the Company’s Reinsurance segment wrote $12.9 billion of gross written premiums. Reinsurance business written directly through the broker reinsurance market represented $11.7 billion or 90.5% of the segment’s premium and $1.2 billion or 9.5% was written directly with ceding companies. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
•Property Pro Rata business, which accounted for 34.5% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils arising from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Property Non-Catastrophe Excess of Loss (“XOL”) business, which accounted for 5.2% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils in excess of an agreed upon deductible up to a stated limit.
•Property Catastrophe XOL business, which accounted for 16.5% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from catastrophic losses, in excess of an agreed upon deductible up to a stated limit. The main perils covered include hurricane, earthquake, flood, convective storm and fire.
•Casualty Pro Rata business, which accounted for 25.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, employer’s liability, aviation and auto liability from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Casualty XOL business, which accounted for 12.4% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, aviation and auto liability from their underlying portfolio of policies in excess of an agreed upon deductible up to a stated limit.
•Financial Lines business, which accounted for 6.1% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses arising from political risk, credit, surety, mortgage and alternative risk lines of business on both a pro rata and excess of loss basis.
Products
Our reinsurance divisions provide treaty and facultative reinsurance on either a pro rata basis or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:

•Property provides protection for property damage and other related losses covered in the underlying insurance policies. Losses might arise from property loss or property damage, as well as other related risks, such as business interruption and other non-property losses that arise from the covered peril. Perils covered by such policies may be natural or man-made and include hurricanes, tornados, hail, windstorms, earthquakes, freezes, floods, explosions and fires.
•Mortgage reinsurance provides protection in the U.S. and internationally on private mortgage insurance policies as well as participating in Government Sponsored Entities (i.e. Fannie Mae & Freddie Mac) credit risk-sharing transactions. Reinsurance coverage is provided on a proportional and non- proportional basis. We participate regularly in both Fannie Mae & Freddie Mac single family and multifamily risk sharing programs.
•Catastrophe is a specific line of property reinsurance that provides protection against catastrophic losses from natural perils such as hurricanes, windstorms, earthquakes, floods, tornadoes and fires.
•Casualty provides protection for losses covered in liability or casualty insurance policies. Typical lines covered by the underlying insurers can be general liability, workers’ compensation, automobile liability, umbrella and excess casualty.
•Marine provides protection for property damages, physical loss or liability affecting the marine business, which includes losses relating to cargo ships, hull, recreational craft, inland marine and offshore energy. Perils can be natural or man-made and include storms, sinking/stranding, pollution, fire, explosion and accidents.
•Aviation provides protection cover for aircrafts, airline, aerospace and other general aviation risks.
•Engineering provides protection for construction and machinery risks including testing, setting up of machinery, operational failures, incidents affecting plant and equipment, business interruption and other mechanical failures. This class also covers property and liability exposures related to construction sites.
•Professional Lines provides protection for losses arising from employment, practices and coverage of risks, such as director’s and officer’s liability, employment litigation liability, medical malpractice, professional indemnity, environmental liability, omission of insurance and cyber liability.
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
•Political Violence provides protection against damages resulting from various perils, such as terrorism, sabotage, strikes, riots, insurrection, revolution, coup and war. Losses might occur due to property damage resulting from such perils, business interruption, cyber/malicious attack, event cancellation or construction delays.
Competition
The global reinsurance market is highly competitive and mature. Reinsurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.
We compete in global and local markets with U.S., Bermuda, European and other international reinsurers. In addition, competitors might include investment companies, mutual companies, insurance companies, alternative risk providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital markets to compete with traditional reinsurance companies.

Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents on a worldwide basis. We serve multinational corporations and mid-size commercial clients across various industries globally.
Our Insurance segment operates through both North America and international markets. These operations are managed to conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital and investments.
In 2024, the Company’s Insurance segment wrote $5.1 billion of gross written premiums. The Insurance segment lines of business write a broad suite of tailored products and services, including:
•Accident and Health business, which accounted for 7.3% of Insurance gross written premiums, consists predominantly of policies covering Participant Accident, Short-Term Medical and Medical Stop-Loss protection for employers with self-funded medical plans.
•Specialty Casualty business, which accounted for 28.1% of Insurance gross written premiums, consists predominantly of policies covering General Liability (Premises/Operations and Products), Auto Liability and Umbrella/Excess Liability.
•Other Specialty business, which accounted for 10.9% of Insurance gross written premiums, consists predominantly of policies covering specialty areas including, but not limited to, Surety, Trade Credit & Political Risk, Transactional Liability, Energy & Construction and Aviation.
•Professional Liability business, which accounted for 17.2% of Insurance gross written premiums, consists predominantly of policies covering Directors & Officers Liability, Errors & Omissions, Cyber Liability and other ancillary financial lines products.
•Property/Short-Tail business, which accounted for 29.0% of Insurance gross written premiums, consists predominantly of policies covering Property, Inland Marine and other short-tail lines.
•Workers’ Compensation business, which accounted for 7.6% of Insurance gross written premiums, consists predominantly of policies covering Workers’ Compensation, including both guaranteed cost and loss sensitive product offerings.
Products
The Insurance division writes property, casualty and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through offices in the U.S., Bermuda, Canada, Chile, Singapore, the U.K., Ireland and branches located in the U.K., the Netherlands, France, Germany, Italy and Spain.
Competition
The global insurance market is highly competitive. Insurance companies differentiate themselves based on financial strength, range of products, brand recognition, agent and broker relationships, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.
We compete on a global and regional basis with major U.S., Bermuda, European, and other international insurers. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines and with a high level of variation regarding geographic, marketing and customer segmentation.

Claims.
Insurance claims are managed by the Company’s professional claims staff (the “Claims staff”), many of whom have insurance and legal professional qualifications. Their responsibilities include reviewing initial loss reports, analyzing coverage issues, evaluating and reserving claims and paying settlements. When appropriate, the Claims staff engage external professional advisors such as legal counsel, loss adjusters and engineers to support the effective management of claims. Claims are allocated to the Claims staff according to their expertise and experience and most specialize in particular product segments and geographies. Some insurance claims are handled by third party claims service providers who have limited authority and are subject to oversight by the Claims staff. The Claims staff work closely with senior management in Insurance, as well as underwriting, finance and actuarial.
Reinsurance claims are also managed by the Company’s Claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims, handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the Claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Some reinsurance claims are handled by third party claims service providers who have limited authority and are subject to oversight by the Company’s Claims staff. The Claims staff works closely with senior management in Reinsurance, as well as underwriting, finance and actuarial.
The Company intensively manages its asbestos and environmental (“A&E”) exposures through a dedicated, centrally managed Claims staff with experienced claim and legal professionals who specialize in the handling of such exposures. They actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves, as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas. Senior management and claim management personnel meet at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular with respect to changes in asbestos claims and litigation.
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
The Company’s loss and LAE reserves represent management’s best estimate of the Company’s ultimate liability. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment’s reserve committee includes the participation of the relevant parties from actuarial, finance, claims and the segment’s senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company’s existing reserves and reserving methodologies reduce the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Since the Company has operations in many countries, part of the Company’s loss and LAE reserves are in foreign currencies and translated to U.S. dollars for each reporting period. Fluctuations in the exchange rates for the currencies, period over period, affect the U.S. dollar amount of outstanding reserves. The translation adjustment eliminates the impact of the exchange fluctuations from the reserve re-estimates. For reconciliation of beginning and ending reserves, see Note 4 of the Notes to the Consolidated Financial Statements.
Reserves for Asbestos and Environmental Loss and LAE.
As of December 31, 2024, the Company’s gross reserves for A&E claims represented 0.9% of its total reserves. The results of run-off A&E exposures are included within the Company’s Other segment. The Company’s A&E liabilities stem from direct insurance business from Mt. McKinley Insurance Company (“Mt. McKinley”) and assumed reinsurance business of Everest Re. Mt. McKinley was a former wholly-owned subsidiary that was sold in 2015 to Clearwater Insurance Company (“Clearwater”), a subsidiary of Fairfax Financial.
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
The Company has expanded the allocation of its investments funded by shareholders’ equity to include: (1) fixed and floating rate securities, (2) bank and private loan securities, (3) private equity limited partnership investments and (4) corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company limits its allocation to these asset classes because of (i) the potential for volatility in their values and (ii) the impact of these investments on regulatory and rating agency capital adequacy models. The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.
The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2024, is estimated at approximately 4.0 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The average durations of the fixed income portfolio at December 31, 2024 and 2023 were 3.1 years and 3.3 years, respectively.
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
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2024.
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
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on July 19, 2024, with a stable outlook. S&P states that the “A+”/ “A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on January 28, 2025, and changed the outlook from stable to negative. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on May 17, 2024, with a stable outlook.
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
(1) On January 29, 2024, S&P lowered the ratings of the Company’s non-operating holding companies (“NOHCs”) and debt (from two notches lower than the operating companies to three notches) to align Everest with the potential high regulatory restrictions on payment distributions from the company's U.S. operating subsidiaries to the NOHCs.
Enterprise Risk Management.
Everest underwrites and manages risk for its customers. As a global insurance and reinsurance business, we have an established Enterprise Risk Management (“ERM”) framework that is integrated into the day-to-day management of our businesses and operations. The ERM framework provides a group-wide systemic approach to managing the organization’s key risks and is supported by Risk Appetite Statements approved by the Everest Board.

Risk governance is a key component of Everest’s ERM framework in order to establish and coordinate risk guidelines that reflect the enterprise’s appetite for risk, facilitate monitoring of risk exposure relative to established guidelines and ensure effective and timely escalation and communication to management and the Board. Risk management is overseen by Board and senior management risk committees. The risk committees are established at the Group level, as well as within certain Everest entities, to oversee capital and risk positions, approve risk management strategies and limits and establish appropriate risk standards and policies.

Our Enterprise Risk Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Operating Officer, Reinsurance Chief Underwriting Officer, Insurance Chief Underwriting Officer, Chief Transformation, Innovation and Operations Leader, Chief Reserving Actuary and Chief Risk Officer.

The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee and Operational Risk Committee, support ERM and the ERC with the compilation and analysis of risk insights with regards to exposure management and execution management.

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
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including all U.S. states, Canada, Singapore, Brazil, the U.K., Ireland, Chile Colombia, Mexico and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
Climate-Related Risk Management.
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
Much of our business involves protecting clients through insurance and reinsurance from the impact of devastating natural catastrophes. As such, it is our policy to take a proactive approach to incorporating climate and weather-related risk into our underwriting procedure. To meet this challenge, our underwriting, actuarial and catastrophe modelling teams work together in researching and analyzing external raw climate/meteorological data in conjunction with our internal proprietary claims and loss information data to assess the geographical impacts of climate-related risk and develop predictive analytics models to refine our pricing tolerances and product development. This team approach to assessing the impact of climate-related risk for Everest, as well as our customers, ensures that we are most accurately and responsibly providing specialized coverage to our clients for climate and other environment-related risks.
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
Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long-term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long-term business fund, as certified by their approved actuary, exceeds their liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority (the “BMA”) is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their respective prior year end statutory capital and surplus. At December 31, 2024, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.1 billion at December 31, 2024, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve-month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2024, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $813 million.
Insurance Regulation.
Bermuda Re and Everest International are not admitted to do business in any jurisdiction in the United States. These entities conduct their insurance business from their offices in Bermuda, and branch offices in the U.K. for Bermuda Re, and Singapore and Australia for Everest International. Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. IRC to be a U.S. income tax paying “Controlled Foreign Corporation”, is admitted to do business in the United States and Bermuda. In Bermuda, Bermuda Re, Everest International, Everest Assurance and Mt. Logan Re, Ltd. (“Mt. Logan Re”) are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re, Everest International and Everest Assurance to the supervision, investigation and intervention powers of the BMA. Under the Act, each of Bermuda Re and Everest International, as a Class 4 insurer, is required to maintain a principal office in Bermuda, maintain a minimum of $100 million in statutory capital and surplus, have an independent auditor approved by the BMA conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings, and have an appointed loss reserve specialist (also approved by the BMA) review and report on their respective loss reserves annually. Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.
Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from its Class 4 minimum statutory capital and surplus, to maintain long-term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually. Bermuda Re’s operations in the U.K. are subject to regulation by the Prudential Regulation Authority (the

“PRA”) and the Financial Conduct Authority (the “FCA”). The PRA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the U.K. The FCA regulates the conduct of insurers transacting business in the U.K. Bermuda Re presently meets or exceeds all of the PRA’s solvency and capital requirements.
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
Everest National, Everest Security, Everest Denali and Everest Premier are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, these companies must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, as well as requirements on licensing, agent appointments, participation in residual markets and claim handling procedures. These regulations are primarily designed for the protection of policyholders. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in the United States.
The operations of Ireland Insurance are regulated by the Central Bank of Ireland. Its branch office in the U.K. is also regulated by the PRA and FCA. Its branch offices in the Netherlands, Germany, France, Italy and Spain are subject to limited local regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations in each of these jurisdictions.
The operations of Ireland Re are regulated by the Central Bank of Ireland. Its branch office in Switzerland is regulated by the Swiss Financial Market Supervisory Authority. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations in each of these jurisdictions.

Compañía de Seguros Generales Everest Mexico S.A. de C.V. is an insurance company dully incorporated under the Mexican law. The company is regulated by the Comisión Nacional de Seguros y Fianzas (National Insurance and Bonds Commission). Management believes that the Company is in compliance with the applicable laws and regulations pertaining to its business and operations in Mexico.

Everest Compañía de Seguros Generales Chile S.A. is an insurance company legally incorporated in Chile. Everest Chile is regulated by the Financial Market Commission (“CMF”) which oversees the entities and activities involved in the securities, insurance, banking, and financial institutions markets in Chile. Management believes that the Company is in compliance with the applicable laws and regulations pertaining to its business and operations in Chile.

Everest Compañía de Seguros Generales Colombia S.A. is an insurance company legally constituted in the Republic of Colombia, with an office in the city of Bogotá, and is supervised and monitored by the Superintendencia Financiera de Colombia (“SFC”) Insurance Regulatory Authority in Colombia. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations in Colombia.
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

Everest National is licensed in all 50 states, the District of Columbia and Puerto Rico.
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security recently converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is licensed to write property and casualty insurance as an admitted insurance carrier in Delaware, Alabama and Georgia.
Everest Denali is licensed in all 50 states and the District of Columbia. Everest Premier is licensed in all 50 states and the District of Columbia.
Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long-term insurer in Bermuda. Bermuda Re is also registered as a certified reinsurer in New York and Delaware and is registered as a reciprocal reinsurer in Delaware, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Illinois, Iowa, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island and Texas. Bermuda Re is also an authorized reinsurer in the U.K., registered as a reinsurer in China and is also an authorized insurer in Singapore.
Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda. By virtue of its one-time election under section 953(d) of the U.S. IRC to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda. Everest Assurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Everest Assurance can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Assurance is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Colombia, Chile, Ecuador, Guatemala, Mexico and Paraguay.
Ireland Re is licensed to write non-life reinsurance for the European Union, European Economic Area and Swiss markets. Additionally, Ireland Re is registered as a reciprocal reinsurer in Delaware and New York.
Ireland Insurance is licensed to write insurance for the European Union, European Economic Area and U.K. markets. Ireland Insurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Ireland Insurance is registered as a foreign insurer in the following countries: Panama, Columbia, Chile and India.
Everest Canada is licensed to write property and casualty insurance in Canada.
Everest Compañia de Seguros Generales Chile S.A. is an insurance corporation authorized by the general laws of Chile.
Everest Compañia de Seguros Generales Colombia S.A., a Colombia based insurance company and a direct subsidiary of Everest International, is licensed to write property and casualty business within Colombia.
Compañia de Seguros Generales Everest Mexico S.A. de C.V., a Mexico based insurance company, is licensed to write property and casualty business within Mexico.
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2024, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
NAIC Risk-Based Capital Requirements.
The U.S. National Association of Insurance Commissioners (“NAIC”) has developed a formula to measure the statutory minimum amount of capital required for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk and underwriting risk. The standard is an effort to anticipate insolvencies. This allows regulators to take actions that could limit the impact of these insolvencies on policyholders.
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
Based on their financial positions, as of December 31, 2024, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.
Tax Matters.
The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial, or administrative changes will not be enacted that might materially affect this summary.
Bermuda.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this Guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.

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

Other Countries.
The Company does business in the following locations where it is subject to taxation by the local authorities: Australia, Belgium, Canada, Chile, Colombia, France, Germany, Ireland, Italy, Mexico, Netherlands, U.K., Singapore, Spain, and Switzerland.
Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company’s website at http://www.everestglobal.com, as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (the “SEC”).
ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results may differ materially from the disclosed information, the trading value of our securities could be negatively impacted and our business, financial condition and results of operations could be materially and adversely affected.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism and wars. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2024	$755
2023	470
2022	1,055
2021	1,135
2020	425
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

Unfavorable loss development may adversely affect our business, financial condition, results of operations or liquidity.

We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, along with other data that may affect our estimate of ultimate loss and actuarial and statistical analysis to arrive at an estimate of ultimate liability for losses and LAE. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. For example, in the quarter ended December 31, 2024, the Company increased its loss reserves by $1.7 billion, pre-tax, primarily driven by unfavorable development in U.S. casualty insurance lines of business. Loss experience in these lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity.

During the past five calendar years, the reserve refinement process resulted in a decrease to our pre-tax net income in 2024 and 2020 and resulted in an increase to our pre-tax net income in 2023, 2022 and 2021:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2024	$1,337	decrease
2023	5	increase
2022	1	increase
2021	9	increase
2020	401	decrease
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. As of December 31, 2024, 0.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities. In addition, since reserve estimates of aggregate loss costs for prior years are sometimes factored into pricing our insurance products, inaccurate reserves can lead to our products not being priced adequately to cover actual losses and related loss expenses in order to generate a profit.
The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.
Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates or contract terms (i.e. limits, deductibles, etc.) to cover our losses and LAE. This could reduce our net income and even result in a net loss.
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
If we are unable to or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
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

	2024	2023	2022	2021	2020
Percentage of ceded written premiums to gross written premiums	13.3%	11.5%	11.5%	12.3%	13.0%
The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. Examples of emerging claims and coverage issues include, but are not limited to:
•judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability;
•plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices;
•social inflation trends, including higher and more frequent claims, higher awards in favor of plaintiffs and increases in the value of claims due to third party funding;
•medical developments that link health issues to particular causes, resulting in liability claims;
•claims relating to unanticipated consequences of current or new technologies, including cyber security-related risks; and
•claims relating to potentially changing climate conditions.

In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.
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
If our debt ratings are downgraded, we could incur higher borrowing costs, higher cost of capital, increased collateral requirements and our ability to access the capital markets at attractive rates could be impacted. We are unable to provide assurances as to whether or not our ratings may be downgraded by any of the rating agencies in the future.
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

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including the effects of economic events and conditions, governmental policies, changes in interest rates and credit spreads and market volatility.

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

We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions and agreements with banks, hedge funds and other investment vehicles that expose us to credit risk in the event our counterparty fails to perform its obligations.

Equity Risk.
We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuates with changes in the markets. In times of economic weakness, the fair value of these assets may decline. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.
The failure to maintain access to enough cash, readily salable or unencumbered financial assets to meet near-term financial obligations may adversely impact business relations and creditworthiness.

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
The Company's liquidity could be affected by a broad market illiquidity event, default by significant market participant, inability to sell assets, inability to access bank accounts, inability to access capital and credit markets, concentration of catastrophe events or unforeseen capital needs. A failure to have sufficient cashflow to meet obligations may adversely affect business relations and the creditworthiness of the Company.
We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.

Our future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and loss reserves at levels sufficient to cover losses. We may need to raise additional funds through debt or equity financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We may also from time to time seek to refinance debt as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences and privileges that are senior to those of our common shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are party to the facilities to meet their funding commitments.
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
We conduct business in a variety of non-U.S. currencies, principally the Euro, the British pound and the Canadian dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2024, we wrote approximately 29.1% of our coverages in non-U.S.

currencies; as of December 31, 2024, we maintained approximately 22.7% of our investment portfolio in investments denominated in non-U.S. currencies.
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
The potential political, economic, military and social risks that can emerge from a nation's involvement in international affairs can manifest into elevated geopolitical risk. For financial institutions, there are direct and indirect effects that can result from these events, including effects to the growth of business, return in foreign investments, claims patterns and local operations.
OPERATIONAL
We are dependent on our key personnel.
In January 2025, James Williamson, Executive Vice President and Chief Operating Officer, was appointed President and CEO and member of the Board of Directors after the departure of our former President and CEO, Juan Andrade.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executives and other key employees, and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer, the failure to successfully effectuate a permanent leadership transition or the inability to hire and retain other highly qualified personnel in the future, particularly those experienced in the property and casualty industry, could adversely affect our ability to conduct business. Changes to or turnover among senior management or key executives could also disrupt the Company’s strategic focus, operational capabilities and may impede our ability to act quickly and efficiently in executing our business strategy.
Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between March 2025 and March 2030.

We rely on our processes, people and systems to maintain our operations and manage the operational risks inherent to our business. Any errors, omissions or misconduct by our employees or third-party agents in the execution of these processes could adversely affect our business, results of operations and financial condition.

We rely on our processes, people and systems to maintain and execute our operations. We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. We cannot provide total assurance that these processes will effectively identify or control all risks, or that our employees and third-party agents will effectively execute them. Losses may result from, among other things, actual or alleged fraud; errors; or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines or comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct, and the precautions that we take to prevent and detect this activity may not be effective in all cases. Resulting losses could adversely affect our business, results of operations and financial condition.

We are subject to cybersecurity risks that could negatively impact our business operations.
Cybersecurity threats and incidents have increased in recent years, heightening related risks. We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats, including those at third parties that have our information, could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the confidentiality, integrity, availability, authenticity or other proper functioning of these systems could have a significant negative impact on our operations and possibly our financial results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, result in regulatory action or give rise to monetary fines and other penalties, which could be significant, and ultimately have a material adverse effect on our business or operations. The cybersecurity regulatory environment is evolving, in particular with respect to emerging technologies, such as artificial intelligence, and it is likely that the costs of complying with new or developing regulatory requirements will increase. We are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition.

Exposure to cybersecurity risk is increasing systematically due to greater digital dependence and increased possible losses due to a catastrophic cybersecurity event. Cyber catastrophes are not bound by time or geographic limitations and cyber catastrophic perils do not have well-established definitions and fundamental physical properties. Rather, cybersecurity risks are engineered by human actors and thus are continuously evolving, often in ways that are engineered specifically to evade established loss mitigation controls. Any losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how policy terms and conditions interact with the evolving threat landscape.

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
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber-attacks affecting technology services, as well as governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions, increased unemployment and supply chain disruptions. All such events may ultimately result in workforce unavailability among other operational impacts.
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
According to S&P, Everest ranks among the top ten global property and casualty reinsurance groups. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $318 billion in 2023 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity, which could reduce our market share.
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
As of December 31, 2024, Everest Re Advisors, Ltd. (Bermuda) owned 9,719,971 or 18.5% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest Re Advisors, Ltd., which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.
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
The Board has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies. For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the Exchange Act to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.
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
As a result of the previous dislocation of the financial markets, the U.S. government implemented changes in the way the financial services industry is regulated. Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters. In addition, several European regulatory bodies are in the process of updating existing regulations or developing new capital adequacy directives for insurers and reinsurers. The future impact of such initiatives or new initiatives from the current governmental authorities, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.
Regulatory challenges in the United States could adversely affect the ability of Bermuda Re to conduct business.
Bermuda Re does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Bermuda Re generally will be permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework is subject to periodic legislative review and revision. In the past, there have been congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Bermuda Re were to become subject to any insurance laws of the United States or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing certain types of policies. Complying with those laws could have a material adverse effect on our ability to conduct business in Bermuda and international markets.
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
Regulatory and legislative developments related to cybersecurity, privacy, data protection and artificial intelligence could have an adverse impact on our business.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (“IDSML”), which was intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. The IDSML requires insurers, and other entities required to be licensed under state insurance laws, to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. The IDSML has now been adopted in 23 states. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017 and amended on November 1, 2023. Regulation of cybersecurity, privacy and data protection, operational resiliency and artificial intelligence has also developed globally. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
If international tax laws change, our net income may be impacted.
The Organization for Economic Co-operation and Development (“OECD”) and its member countries, including the United States, had been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. The OECD has now agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules (Pillar One) and a 15% global minimum corporate income tax rate (Pillar Two). The Pillar Two model rules have been enacted in several of the jurisdictions in which the Company and its subsidiaries operate, thus, the Company or its subsidiaries are liable to pay a top-up tax for any deficiency between the minimum tax rate of 15% and the effective tax rate per jurisdiction.
Group and/or various Group companies may be subject to additional income taxes, which would reduce our net income.
If U.S. tax law changes, our net income may be impacted.
The 2017 Tax Cuts and Jobs Act (“TCJA”) was adopted to address incorporation by U.S. corporations in low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, the TCJA addressed concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers, resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax of 10% from 2019 to 2024 and 12.5% thereafter, which may exceed its regular income tax. In addition, new legislation, as well as proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.
On August 16, 2022, the IRA was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this Guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.
Bermuda Re. The income of Bermuda Re is a sizable portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the U.S. Internal Revenue Service (the “IRS”) were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all its income and possibly also the U.S. branch profits tax. However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a U.S. permanent establishment maintained by Bermuda Re. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income. This would reduce our net income.

Group. We conduct our operations in a manner designed to minimize our U.S. tax exposures. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the U.S. taxing jurisdiction, we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully asserted that we had material amounts of income that were subject to the U.S. taxing jurisdiction, we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. The imposition of such tax would reduce our net income.

Bermuda Re and Group. If Bermuda Re became subject to U.S. income tax on its income, or if Group became subject to U.S. income tax, our income could also be subject to U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 21% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 44.7%. The imposition of these taxes would reduce our net income.

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
In January 2022, the U.S. Treasury and the IRS released proposed regulations regarding the determination and inclusion of related-person insurance income (“RPII”). The regulations, if finalized without modifications, could cause RPII to be attributable to the Company’s U.S. shareholders prospectively and therefore would incur additional income tax. The imposition of such tax could reduce our U.S. shareholders return on investment in the Company. Our U.S. shareholders pre-tax income and tax liabilities might be increased, reducing their net income.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy

Everest has aligned and operationalized its cybersecurity program and controls to the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as a incident response team (“IRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, distributed denial-of-service and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the IRT, including the Chief Information Security Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises and incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
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
Everest provides resources and learning opportunities to educate all of our colleagues on how to identify, report and be vigilant against cybersecurity threats in the workplace. In addition, we conduct cybersecurity incident simulation exercises with business, information technology, management and other key stakeholders to practice and test response processes. Furthermore, the Company collaborates with industry associations, government and regulatory authorities, peer companies and external advisors to monitor the threat environment and to inform its cybersecurity practices.
For the year ended December 31, 2024, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. The Company’s Board, through its committees, referenced above in ITEM 1 “Business” - Enterprise Risk Management, has ultimate responsibility for risk oversight. In 2024, a Technology and Cyber Board Committee was established to further assist the Company Board’s oversight responsibilities with respect to information technology governance, strategy, delivery and risk management, including cybersecurity and data privacy. Management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Company’s Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. In addition, the Company’s subsidiary boards of directors may also provide additional oversight.
The Company also appointed a certified CISO who has significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the ERC, referenced above in ITEM 1 “Business” - Enterprise Risk Management, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, review overall cybersecurity strategies and policies and to report on material cybersecurity risks.
From a governance perspective, in addition to the CISO, senior members of Information Technology provide briefs on cybersecurity matters, the overall cyber resiliency posture of the Company and the effectiveness of the Company’s cybersecurity program to the Board’s Technology and Cyber Committee. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in Hamilton, Bermuda. The Company’s 33 other locations occupy a total of approximately 335,300 square feet, all of which are leased.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information.
The common shares of Group trade on the NYSE under the symbol, “EG”.
Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2025 was 1,012. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
The Company’s Board has an established policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.65 per share for the first quarter and second quarter of 2023, declared and paid its quarterly cash dividend of $1.75 per share for the third quarter of 2023 through the first quarter of 2024, and declared and paid its quarterly cash dividend of $2.00 per share for the remaining three quarters of 2024.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	154	$374.3245	—	1,228,908
February 1 - 29, 2024	45,250	$369.7883	—	1,228,908
March 1 - 31, 2024	101,438	$387.5345	90,291	1,138,617
April 1 - 30, 2024	40	$356.4350	—	1,138,617
May 1 - 31, 2024	174,202	$374.1937	173,718	964,899
June 1 - 30, 2024	42	$380.4150	—	964,899
July 1 - 31, 2024	—	$—	—	964,899
August 1 - 31, 2024	208,144	$360.5101	208,039	756,860
September 1 - 30, 2024	69,623	$388.1102	64,421	692,439
October 1 - 31, 2024	—	$—	—	692,439
November 1 - 30, 2024	3,449	$370.0066	—	692,439
December 1 - 31, 2024	—	$—	—	692,439
Total	602,342	$—	536,469	692,439
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares to a current aggregate of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. As of December 31, 2024, the Company and/or its subsidiary Holdings have repurchased 31.3 million of the Company’s shares.
Recent Sales of Unregistered Securities.
None.

Performance Graph.
The following performance graph compares cumulative total shareholder returns on the common shares (assuming reinvestment of dividends) from December 31, 2019 through December 31, 2024, with the cumulative total return of the S&P 500 Index and the S&P Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Everest Group, Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

250
200
150
100
50
0
227.67
197.02
146.54
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/19	12/20	12/21	12/22	12/23	12/24
Everest Group, Ltd.	100.00	86.94	104.19	128.89	140.12	146.54
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Property & Casualty Insurance	100.00	106.96	127.58	151.65	168.05	227.67
*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview.
Everest is a global underwriting leader providing best-in-class property, casualty and specialty reinsurance and insurance solutions. As part of the Standard & Poor’s (“S&P”) 500 Index, we are a leading financial services institution focused on value creation for our shareholders while diversifying our portfolio and geographic presence. Through our direct and indirect subsidiaries operating in the U.S. and internationally, we serve a diverse group of clients worldwide, providing what we believe are extensive product and distribution capabilities, a strong balance sheet, an innovative culture and access to world-class talent.

As a global leader with a 50-year track record, we are a preferred Reinsurance partner in the markets we serve, and with our growing Insurance franchise we strive to deliver consistent value to all our stakeholders. We continue to grow and develop our Insurance business, investing in our global platform and strengthening our portfolio and its potential to deliver on our customer promise.

During 2024, we formed a new “Other” segment, primarily comprised of the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed. See Note 6 of the Notes to the Consolidated Financial Statements for a summary of segment results.

Our current year net income of $1.4 billion is inclusive of unfavorable development of prior-year loss reserves of $1.5 billion. Following a comprehensive reserve review, we have significantly fortified our U.S. casualty reserves, while taking aggressive underwriting action in certain classes exposed to social inflation, bolstering talent and investing in our platform as we head into 2025. Refer to management’s discussion of consolidated and segment results below.
The following is a discussion and analysis of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and related notes, under ITEM 8 of this Form 10-K. Pursuant to the Fixing America’s Surface Transportation Act Modernization and Simplification of Regulation S-K, comparisons between 2023 and 2022 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Gross written premiums	$18,232	$16,637	$13,952	9.6%	19.2%
Net written premiums	15,814	14,730	12,344	7.4%	19.3%

REVENUES:
Premiums earned	$15,187	$13,443	$11,787	13.0%	14.0%
Net investment income	1,954	1,434	830	36.3%	72.7%
Net gains (losses) on investments	19	(276)	(455)	NM	(39.3)%
Other income (expense)	121	(14)	(102)	NM	(86.3)%
Total revenues	17,281	14,587	12,060	18.5%	20.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	11,305	8,427	8,100	34.1%	4.0%
Commission, brokerage, taxes and fees	3,300	2,952	2,528	11.8%	16.7%
Other underwriting expenses	938	846	682	10.9%	24.1%
Corporate expenses	95	73	61	30.5%	19.9%
Interest, fees and bond issue cost amortization expense	149	134	101	11.1%	33.2%
Total claims and expenses	15,787	12,432	11,472	27.0%	8.4%

INCOME (LOSS) BEFORE TAXES	1,493	2,154	588	(30.7)%	NM
Income tax expense (benefit)	120	(363)	(9)	NM	NM
NET INCOME (LOSS)	$1,373	$2,517	$597	(45.4)%	NM

RATIOS:				Point Change
Loss ratio	74.4%	62.7%	68.7%	11.7	(6.0)
Commission and brokerage ratio	21.7%	22.0%	21.4%	(0.3)	0.6
Other underwriting expense ratio	6.2%	6.3%	5.8%	(0.1)	0.5
Combined ratio	102.3%	90.9%	96.0%	11.4	(5.1)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2024	2023	2022	2024/2023	2023/2022
Balance sheet data:
Total investments and cash	$41,531	$37,142	$29,872	11.8%	24.3%
Total assets	56,341	49,399	39,966	14.1%	23.6%
Loss and loss adjustment expense reserves	29,889	24,604	22,065	21.5%	11.5%
Total debt	3,587	3,385	3,084	6.0%	9.8%
Total liabilities	42,466	36,197	31,525	17.3%	14.8%
Shareholders' equity	13,875	13,202	8,441	5.1%	56.4%
Book value per share	322.97	304.29	215.54	6.1%	41.2%
(NM - not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums increased by 9.6% to $18.2 billion in 2024, compared to $16.6 billion in 2023, reflecting a $1.5 billion, or 12.9% increase in our reinsurance business and a $191 million, or 3.9%, increase in our insurance business. The increase in reinsurance premiums reflects growth across multiple lines of business, particularly property and casualty pro rata business and property catastrophe excess of loss business. The increase in insurance premiums reflects growth in property/short tail business and other specialty business, partially offset by portfolio actions taken on accident and health, workers’ compensation and specialty casualty lines of business.
Net written premiums increased by 7.4% to $15.8 billion in 2024, compared to $14.7 billion in 2023. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 13.0% to $15.2 billion in 2024, compared to $13.4 billion in 2023, which is consistent with the percentage changes in gross written premiums. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other income of $121 million and other expense of $14 million in 2024 and 2023, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates, gain from the sale of the sports and leisure business and gain from pension plan curtailment. We recognized foreign currency exchange income of $58 million in 2024 and foreign currency exchange expense of $24 million in 2023. Additionally, we recognized a $40 million gain on sale of our sports and leisure business, including renewal rights, sold during the fourth quarter and a $9 million pension plan curtailment gain.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following table presents our incurred losses and LAE for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$9,074	59.8%		$1,475	9.7%		$10,550	69.5%
Catastrophes	893	5.9%		(138)	(0.9)%		755	5.0%
Total segment	$9,967	65.6%		$1,337	8.8%		$11,305	74.4%

2023
Attritional	$7,963	59.2%		$(5)	—%		$7,958	59.2%
Catastrophes	470	3.5%		—	—%		470	3.5%
Total segment	$8,432	62.7%		$(5)	—%		$8,427	62.7%

2022
Attritional	$7,047	59.8%		$(2)	—%		$7,045	59.8%
Catastrophes	1,055	9.0%		—	—%		1,055	9.0%
Total segment	$8,102	68.8%		$(2)	—%		$8,100	68.7%

Variance 2024/2023
Attritional	$1,112	0.5	pts	$1,481	9.8	pts	$2,592	10.3	pts
Catastrophes	423	2.4	pts	(138)	(0.9)	pts	285	1.5	pts
Total segment	$1,535	2.9	pts	$1,342	8.8	pts	$2,877	11.7	pts

Variance 2023/2022
Attritional	$916	(0.5)	pts	$(3)	—	pts	$912	(0.6)	pts
Catastrophes	(585)	(5.5)	pts	—	—	pts	(585)	(5.5)	pts
Total segment	$331	(6.0)	pts	$(3)	—	pts	$327	(6.0)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 34.1% to $11.3 billion in 2024, compared to $8.4 billion in 2023, primarily due to an increase of $1.1 billion in current year attritional losses, an increase of $423 million in current year catastrophe losses and unfavorable development on prior year attritional losses of $1.5 billion, partially offset by favorable development on prior year catastrophe losses of $138 million.

The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned, changes in the mix of business and strengthening of current accident year U.S. casualty reserves by $206 million in the Insurance segment. The current year catastrophe losses of $893 million in 2024 related primarily to Hurricane Milton ($320 million), Hurricane Helene ($94 million), Hurricane Beryl ($64 million), Hurricane Debby ($56 million), the 2024 European flood Boris ($56 million), the 2024 Baltimore bridge collapse ($55 million), the third quarter 2024 Calgary Alberta storms ($54 million), the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($32 million), the 2024 Germany floods ($31 million), the 2024 New Caledonia Riots ($31 million) and the 2024 Taiwan earthquake ($27 million), with the remaining losses resulting from various events. The $470 million of current year catastrophe losses in 2023 related primarily to the 2023 Turkey earthquakes ($103 million), Hurricane Otis ($100 million), the 2023 Italy convective storm ($57 million), the 2023 New Zealand storms ($45 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($32 million) and Hurricane Idalia ($23 million), with the remaining losses resulting from various storm events.

Unfavorable development on prior year attritional losses was $1.5 billion in 2024 compared to favorable development of $5 million in 2023. The net unfavorable development on prior year attritional reserves of $1.5 billion in 2024 is comprised of $1.1 billion of unfavorable development on prior years attritional losses from the Insurance segment, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines and $403 million of unfavorable development on prior years attritional losses from the Other segment, mainly related to certain sports and leisure lines for accident years 2019 through 2023, including A&E reserve strengthening of $54 million. In addition, the Reinsurance segment recorded $684 million of unfavorable development on prior year casualty reserves. This unfavorable development in the Reinsurance segment was largely offset by favorable development booked on well-seasoned reserves in the property and mortgage lines.

Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.9 percentage points to the combined ratio in 2024, compared with 3.5 percentage points in 2023.
Refer to the “Ratios” section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 11.8% to $3.3 billion for the year ended December 31, 2024 compared to $3.0 billion for the year ended December 31, 2023. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $938 million and $846 million in 2024 and 2023, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $95 million and $73 million for the years ended December 31, 2024 and 2023, respectively. The increase in 2024 compared to 2023 was primarily due to information management related costs, including the acceleration of cybersecurity, corporate applications and infrastructure investments as well as an increase in compensation costs due to increased headcount from the prior year.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $149 million and $134 million in 2024 and 2023, respectively. The increase was primarily driven by higher interest costs resulting from additional borrowings from the Federal Home Loan Bank of New York (“FHLBNY”), offset by the change in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 7.17% as of December 31, 2024, compared to 8.03% as of December 31, 2023.
Income Tax Expense (Benefit). Everest had an income tax expense of $120 million and income tax benefit of $363 million in 2024 and 2023, respectively. An income tax expense/benefit is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The tax benefit in 2023 was primarily due to the implementation of the provisions of the Bermuda Corporate Income Tax Act of 2023 (“The 2023 Act”).

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this Guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $1.4 billion and $2.5 billion in 2024 and 2023, respectively. The decline was primarily driven by a decrease in underwriting income of $1.6 billion resulting from the unfavorable prior year development recognized in 2024, partially offset by an increase of $520 million in net investment income.
Ratios.
Our combined ratio increased by 11.4 points to 102.3% in 2024, compared to 90.9% in 2023. The current year increase is primarily due to prior year development on attritional losses and higher current year catastrophe losses.
The loss ratio component increased by 11.7 points in 2024 over the same period last year mainly due to an increase of $423 million in catastrophe losses and prior year development on attritional losses.
The commission and brokerage ratio components decreased to 21.7% in 2024, compared to 22.0% in 2023. The decrease was mainly due to changes in the mix of business.
The other underwriting expense ratio decreased to 6.2% in 2024, compared to 6.3% in 2023. The decrease was mainly due to Reinsurance segment continued leverage against its premium base, offset by Insurance segment expenses driven by continued international growth.
Shareholders’ Equity.
Shareholders’ equity increased by $673 million to $13.9 billion at December 31, 2024 from $13.2 billion at December 31, 2023, principally as a result of $1.4 billion of net income, partially offset by $334 million of shareholder dividends, $200 million of share repurchases, $128 million of net foreign currency translation adjustments and $127 million of unrealized depreciation on fixed income available for sale securities, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 36.3% to $2.0 billion in 2024, compared with net investment income of $1.4 billion in 2023. The increase was primarily the result of an additional $382 million of income from fixed maturity and short-term investments, an increase of $84 million in income from limited partnerships and an increase of $45 million in income from other alternative investments. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturities	$1,481	$1,153	$742
Equity securities	3	3	16
Short-term investments and cash	195	140	28
Other invested assets
Limited partnerships	206	122	75
Other	104	59	29
Gross investment income before adjustments	1,989	1,477	890
Funds held interest income (expense)	26	10	2
Future policy benefit reserve income (expense)	(1)	(1)	—
Gross investment income	2,013	1,486	892
Investment expenses	59	53	62
Net investment income	$1,954	$1,434	$830
(Some amounts may not reconcile due to rounding.)
The following tables show a comparison of various investment yields for the periods indicated:

	2024	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.9%	4.1%	2.7%
Annualized after-tax yield on average cash and invested assets	4.2%	3.6%	2.3%
Annualized return on invested assets	4.9%	3.3%	1.2%

	2024	2023	2022
Fixed income portfolio total return	4.0%	6.8%	(5.9)%
Bloomberg U.S. Aggregate Index	1.3%	5.5%	(13.0)%

Common equity portfolio total return	10.9%	17.6%	(18.5)%
S&P 500 index	25.0%	26.3%	(18.1)%

Other invested asset portfolio total return	6.5%	4.3%	4.5%
The pre-tax equivalent total return for the bond portfolio was approximately 4.0% and 6.8%, respectively, in 2024 and 2023. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Invested Assets.
The Company’s cash and invested assets totaled $41.5 billion at December 31, 2024, which consisted of 86.5% fixed maturities, short term investments and cash and 13.5% of other invested assets and equity securities. Of the total fixed maturities, 96.4% were investment grade. Additionally, the average maturity of fixed maturity securities was 4.9 years at December 31, 2024, and their overall average duration was 3.1 years.
As of December 31, 2024, the Company did not have any direct investments in commercial real estate, direct commercial mortgages or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes that the issuer’s ability to meet debt service payments, except where an allowance for credit losses has been recognized, is threatened.
The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $985 million and a fair value of $921 million. As of December 31, 2024, 85.2% of CMBS securities in our investment portfolio are rated AAA by nationally recognized rating agencies. The remainder of CMBS securities in our investment portfolio are rated investment grade by nationally recognized rating agencies.

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2024		2023
(Dollars in millions)	Fair Value/ Amortized Cost (1)	Percent of Total	Fair Value/ Amortized Cost (1)	Percent of Total
Rating Agency Credit Quality Distribution:
AAA	$6,934	23.4%	$7,011	24.5%
AA	8,971	30.2%	8,629	30.2%
A	8,216	27.7%	7,297	25.5%
BBB	4,464	15.0%	4,168	14.6%
BB	738	2.5%	1,067	3.7%
B	103	0.3%	132	0.5%
Rated below B	32	0.1%	51	0.2%
Other	206	0.7%	240	0.8%
Total	$29,665	100.0%	$28,595	100.0%
(Some amounts may not reconcile due to rounding.)
(1)Fixed maturities-available for sale are at fair value and fixed maturities-held to maturity are at amortized cost, net of allowances for credit losses.
The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2024		2023
(Dollars in millions)	Fair Value/ Amortized Cost (1) (2)	Percent of Total	Fair Value/ Amortized Cost (1) (2)	Percent of Total
Fixed maturity securities
Due in one year or less	$1,087	3.7%	$1,266	4.4%
Due after one year through five years	8,546	28.8%	6,916	24.2%
Due after five years through ten years	4,560	15.4%	5,448	19.1%
Due after ten years	1,871	6.3%	2,585	9.0%
Asset-backed securities	6,462	21.8%	6,221	21.8%
Mortgage-backed securities	7,141	24.1%	6,159	21.5%
Total fixed maturity securities	$29,665	100.0%	$28,595	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Fixed maturities-available for sale are at fair value and fixed maturities-held to maturity are at amortized cost, net of allowances for credit losses.
(2) The amortized cost and fair value of fixed maturity securities are shown by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2024/2023	2023/2022
(Dollars in millions)	2024	2023	2022	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$166	$35	$40	$131	$(5)
Losses	(160)	(327)	(127)	167	(200)
Total	6	(292)	(87)	298	(205)

Equity securities
Gains	2	8	165	(7)	(156)
Losses	(1)	—	(53)	(1)	53
Total	1	8	112	(7)	(104)

Other Invested Assets
Gains	—	—	18	—	(18)
Losses	(1)	—	(5)	(1)	5
Total	(1)	—	13	(1)	(13)

Short Term Investments
Gains	1	1	—	—	1
Losses	—	—	—	—	—
Total	1	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	169	44	223	125	(179)
Losses	(162)	(327)	(185)	165	(142)
Total	7	(283)	38	290	(322)

Allowance for credit losses	13	7	(33)	6	40

Gains (losses) from fair value adjustments
Equity securities	(1)	—	(460)	(1)	461
Total	(1)	—	(460)	(1)	461

Total net gains (losses) on investments	$19	$(276)	$(455)	$295	$179
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments in 2024 primarily consist of $7 million of net gains due to the disposition of investments and a decrease to the allowance for credit losses of $13 million. The realized gains from dispositions of investments mainly related to the execution of a Company strategy to sell lower yielding investments in order to reinvest the proceeds at higher interest rates.
Segment Results.
Our two reportable segments, Reinsurance and Insurance, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, during the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
The Company does not review and evaluate the financial results of its segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2024/2023		2023/2022
(Dollars in millions)	2024	2023	2022	Variance	% Change	Variance	% Change
Gross written premiums	$12,941	$11,460	$9,246	$1,481	12.9%	$2,214	23.9%
Net written premiums	11,969	10,802	8,917	1,167	10.8%	1,884	21.1%

Premiums earned	$11,412	$9,799	$8,596	$1,613	16.5%	$1,203	14.0%
Incurred losses and LAE	7,103	5,690	5,962	1,413	24.8%	(272)	(4.6)%
Commission and brokerage	2,837	2,520	2,116	317	12.6%	404	19.1%
Other underwriting expenses	290	254	216	36	14.1%	38	17.6%
Underwriting gain (loss)	$1,181	$1,334	$302	$(153)	(11.5)%	$1,032	NM

					Point Chg		Point Chg
Loss ratio	62.2%	58.1%	69.4%		4.2		(11.3)
Commission and brokerage ratio	24.9%	25.7%	24.6%		(0.8)		1.1
Other underwriting expense ratio	2.5%	2.6%	2.5%		(0.1)		0.1
Combined ratio	89.7%	86.4%	96.5%		3.3		(10.1)
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 12.9% to $12.9 billion in 2024 from $11.5 billion in 2023. The increase in gross written premiums reflects growth across multiple lines of business, particularly property and casualty pro rata business and property catastrophe excess of loss business.
Net written premiums increased by 10.8% to $12.0 billion in 2024, compared to $10.8 billion in 2023. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 16.5% to $11.4 billion in 2024, compared to $9.8 billion in 2023. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaties. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income or any related per-share amounts.
Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$6,456	56.6%		$—	—%		6,456	56.6%
Catastrophes	772	6.8%		(125)	(1.1)%		647	5.7%
Total segment	$7,228	63.3%		$(125)	(1.1)%		$7,103	62.2%

2023
Attritional	$5,641	57.6%		$(401)	(4.1)%		$5,241	53.5%
Catastrophes	449	4.6%		—	—%		449	4.6%
Total segment	$6,091	62.2%		$(401)	(4.1)%		$5,690	58.1%

2022
Attritional	$5,166	60.1%		$(135)	(1.6)%		$5,032	58.5%
Catastrophes	930	10.8%		—	—%		930	10.8%
Total segment	$6,096	70.9%		$(135)	(1.6)%		$5,962	69.4%

Variance 2024/2023
Attritional	$815	(1.0)	pts	$401	4.1	pts	$1,216	3.1	pts
Catastrophes	322	2.2	pts	(125)	(1.1)	pts	197	1.1	pts
Total segment	$1,137	1.2	pts	$276	3.0	pts	$1,413	4.2	pts

Variance 2023/2022
Attritional	$475	(2.5)	pts	$(266)	(2.5)	pts	$209	(5.0)	pts
Catastrophes	(481)	(6.2)	pts	—	—	pts	(481)	(6.2)	pts
Total segment	$(5)	(8.8)	pts	$(266)	(2.5)	pts	$(272)	(11.3)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 24.8% to $7.1 billion in 2024, compared to $5.7 billion in 2023. The increase was primarily due to an increase of $815 million in current year attritional losses, an increase of $322 million in current year catastrophe losses and a decrease of favorable development on prior year attritional reserves ($0 million in 2024 and $401 million in 2023), partially offset by favorable development on prior year catastrophe losses of $125 million. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. During the current year, prior year U.S. casualty reserves were strengthened by $684 million. This reserve strengthening was fully offset by favorable development on well-seasoned reserves in property and mortgage lines.

The current year catastrophe losses of $772 million in 2024 related primarily to Hurricane Milton ($275 million), Hurricane Helene ($64 million), Hurricane Debby ($55 million), Hurricane Beryl ($54 million), the 2024 European flood Boris ($50 million), the 2024 Baltimore bridge collapse ($50 million), the third quarter 2024 Calgary Alberta storms ($45 million) and the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($32 million), the 2024 New Caledonia Riots ($31 million), the 2024 Germany floods ($28 million) and the 2024 Taiwan earthquake ($25 million), with the remaining losses resulting from various events. The $449 million of current year catastrophe losses in 2023 related primarily to the 2023 Turkey earthquakes ($103 million), Hurricane Otis ($100 million), the 2023 Italy convective storm ($57 million), the 2023 New Zealand storms ($43 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($27 million) and Hurricane Idalia ($23 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage expense increased by 12.6% to $2.8 billion in 2024, compared to $2.5 billion in 2023. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $290 million in 2024 from $254 million in 2023. The increase was in line with growth in the business and necessary support functions.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2024/2023		2023/2022
(Dollars in millions)	2024	2023	2022	Variance	% Change	Variance	% Change
Gross written premiums	$5,078	$4,888	$4,426	$191	3.9%	$462	10.4%
Net written premiums	3,678	3,704	3,223	(26)	(0.7)%	481	14.9%

Premiums earned	$3,579	$3,420	$2,998	$159	4.6%	$422	14.1%
Incurred losses and LAE	3,622	2,471	2,040	1,150	46.5%	431	21.1%
Commission and brokerage	439	410	399	29	7.0%	11	2.7%
Other underwriting expenses	615	556	438	59	10.6%	119	27.1%
Underwriting gain (loss)	$(1,097)	$(18)	$121	$(1,079)	NM	$(139)	NM

					Point Chg		Point Chg
Loss ratio	101.2%	72.3%	68.1%		28.9		4.2
Commission and brokerage ratio	12.3%	12.0%	13.3%		0.3		(1.3)
Other underwriting expense ratio	17.2%	16.3%	14.6%		0.9		1.7
Combined ratio	130.7%	100.5%	96.0%		30.1		4.6
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 3.9% to $5.1 billion in 2024, compared to $4.9 billion in 2023. The increase in insurance premiums reflects growth property/short tail business and other specialty business, partially offset by portfolio actions taken on accident and health, workers’ compensation and casualty lines of business.
Net written premiums decreased by 0.7% to $3.7 billion in 2024, compared to $3.7 billion in 2023. The decrease in net written premiums compared to the increase in gross written premiums was mainly due to lower net retention resulting from changes in the mix of business.
Premiums earned increased by 4.6% to $3.6 billion in 2024, compared to $3.4 billion in 2023. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,443	68.3%		$1,072	30.0%		$3,515	98.2%
Catastrophes	120	3.4%		(13)	(0.4)%		107	3.0%
Total segment	$2,563	71.6%		$1,059	29.6%		$3,622	101.2%

2023
Attritional	$2,166	63.3%		$285	8.3%		$2,451	71.7%
Catastrophes	20	0.6%		—	—%		21	0.6%
Total segment	$2,186	63.9%		$285	8.3%		$2,471	72.3%

2022
Attritional	$1,882	62.8%		$34	1.1%		$1,916	63.9%
Catastrophes	125	4.2%		—	—%		125	4.2%
Total segment	$2,006	66.9%		$34	1.1%		$2,040	68.1%

Variance 2024/2023
Attritional	$277	4.9	pts	$787	21.6	pts	$1,064	26.6	pts
Catastrophes	100	2.8	pts	(14)	(0.4)	pts	86	2.4	pts
Total segment	$377	7.7	pts	$773	21.2	pts	$1,150	28.9	pts

Variance 2023/2022
Attritional	$284	0.6	pts	$252	7.2	pts	$535	7.8	pts
Catastrophes	(104)	(3.6)	pts	—	—	pts	(104)	(3.6)	pts
Total segment	$180	(3.0)	pts	$251	7.2	pts	$431	4.2	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 46.5% to $3.6 billion in 2024, compared to $2.5 billion in 2023. The increase was mainly due to unfavorable development on prior years attritional losses of $787 million, an increase of $277 million in current year attritional losses and an increase in current year catastrophe losses of $100 million, partially offset by favorable development on prior years catastrophe losses of $14 million. During 2024, prior year U.S. casualty reserves were strengthened by $1.1 billion. The reserve strengthening was driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines classes. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and strengthening of current accident year U.S. casualty reserves by $206 million.

The current year catastrophe losses of $120 million primarily related to Hurricane Milton ($44 million), Hurricane Helene ($29 million), Hurricane Beryl ($10 million) and the third quarter 2024 Calgary Alberta storms ($9 million), with the remaining losses resulting from various events. The $20 million of current year catastrophe losses in 2023 primarily related to the 2023 third quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 December U.S. East Coast flooding ($5 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage increased by 7.0% to $439 million in 2024, compared to $410 million in 2023. Segment other underwriting expenses increased to $615 million in 2024, compared to $556 million in 2023. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business, including an expansion of the international insurance platform.
Other.
The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.

The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Gross written premiums	$212	$289	$279
Net written premiums	167	225	204

Premiums earned	$197	$225	$194
Incurred losses and LAE	580	266	98
Commission and brokerage	24	22	14
Other underwriting expenses	33	35	28
Underwriting gain (loss)	$(440)	$(98)	$54
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased from $289 million in 2023 to $212 million in 2024. Net written premiums decreased from $225 million in 2023 to $167 million in 2024. Gross written premium is primarily coming from the sports and leisure business. Premiums earned decreased from $225 million in 2023 to $197 million in 2024. The decreases in gross written premiums, net written premiums and premiums earned are due to the lines of business included in this segment primarily being in run-off, except for a limited number of renewed and new policies written on the Company's paper by the purchaser of the sports and leisure business sold in October 2024, for a finite period of time post-closing.

Incurred Losses and LAE. Incurred losses and LAE increased to $580 million in 2024, compared to $266 million in 2023. The increase was mainly due to unfavorable development on prior years attritional losses of $293 million. During 2024, the unfavorable development on prior year attritional losses for the Company’s Other segment of $403 million was mainly related to North America casualty lines for accident years 2019 through 2023 that were impacted by social inflation, including A&E reserve strengthening of $54 million resulting in a 3-year net asbestos survival ratio of 7 years.
Segment Expenses. Commission and brokerage and other underwriting expenses remained relatively flat year over year.
Critical Accounting Estimates
The following is a summary of the critical accounting estimates related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.
Loss and LAE Reserves. Our most critical accounting estimate is the determination of our loss and LAE reserves. We maintain reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2024, we had reinsurance loss reserves of $19.7 billion, insurance loss reserves of $8.8 billion and other loss reserves of $1.3 billion, of which $260 million were loss reserves for A&E liabilities. A detailed discussion of additional considerations related to A&E exposures follows later in this section.
The detailed data required to evaluate ultimate losses for our insurance business is accumulated from our underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses to us in many ways depending on the type of contract and the agreed or contractual reporting requirements. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into our records. For certain proportional contracts, we may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Our experienced Claims staff handles individual loss reports and supporting claim information. Based on our evaluation of a claim, we may establish additional case reserves in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, the Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of our ceding companies, particularly larger ceding companies, including on-site audits of domestic ceding companies.
We sort our reserves by segment into exposure groupings for actuarial analysis. We assign our business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses. We periodically review our exposure groupings, and we may change our groupings over time as our business changes. We currently use approximately 250 exposure groupings to develop our reserve estimates. One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines. Casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Our estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less uncertainty than those for the longer tail lines.
We use a variety of actuarial methodologies, such as expected loss ratio, chain ladder reserving methods and Bornhuetter-Ferguson, supplemented by judgment where appropriate, to estimate our ultimate losses and LAE for each exposure group. Although we use similar actuarial methodologies for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows us to have greater confidence in our estimates of ultimate losses at an earlier stage than for long tail lines. For immature underwriting or accident years, the initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) expected loss ratios developed during our pricing process; (2) historical loss ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account our view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment.
Our carried reserves at each reporting date are management’s best estimate of ultimate unpaid losses and LAE at that date. We complete detailed reserve studies for each exposure group annually for our reinsurance and insurance operations. The completed annual reserve studies are “rolled forward” for each accounting period until the subsequent reserve study is completed. Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study. The Company analyzes significant variances between actual and expected losses and also considers recent market, underwriting and management criteria to determine management’s best estimate of ultimate unpaid losses and LAE.

Certain reserves, including losses from widespread catastrophic events and COVID-19 related losses, cannot be estimated using traditional actuarial method. Rather, loss and LAE reserves are estimated by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: 1) estimating the size of insured industry losses; 2) reviewing portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on our judgment. Once a loss has occurred, during the then current reporting period, we record our best estimate of the ultimate expected cost to settle all claims arising from the loss. Our estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. Our estimate of incurred but not reported (“IBNR”) is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
Because catastrophe losses are typically due to prominent, public events such as hurricanes and earthquakes, we are often able to use independent reports as part of our loss reserve estimation process. We also review catastrophe bulletins published by various statistical modeling agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical modeling agencies to assist in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for loss and LAE for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical modeling agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved.
In general, reserves for more recent large losses are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses, uncertainty as to which contracts have been exposed, uncertainty due to complex legal and coverage issues that can arise out of large or complex losses, and uncertainty as to the magnitude of claims incurred by our customers. As our losses age, more information becomes available, and we believe our estimates become more certain.
Given the inherent variability in our loss reserves, we have developed an estimated range of possible gross reserve levels. A table of ranges by segment, accompanied by commentary on potential and historical variability, is included in “Financial Condition - Loss and LAE Reserves”. The ranges are developed using the exposure groups used in the published global loss triangles. For each exposure group, our actuaries calculate a range of possible ultimate losses for each accident year. These ranges are calculated by applying a variety of different acceptable actuarial methods, and varying the parameter selections within a reasonable set of possibilities. Our estimates of our reserve variability may not be comparable to those of other companies because there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves reflect our best point estimate of our liabilities, and our actuarial methodologies focus on developing such point estimates. We calculate the ranges subsequently, based on the historical variability of such reserves.
A&E Exposures. We continue to receive claims under expired insurance and reinsurance contracts asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water. Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The results of run-off A&E exposures are included within the Company’s Other segment.
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
The Company records credit loss expenses related to reinsurance recoverable in incurred losses and LAE in the Company’s consolidated statements of operations and comprehensive income (loss). Write-offs of reinsurance recoverable and any related allowance are recorded in the period in which the balance is deemed uncollectible.
Premiums Written and Earned. Premiums written by us are earned ratably over the coverage periods of the related insurance and reinsurance contracts. We establish unearned premium reserves to cover the unexpired portion of each contract. Such reserves, for assumed reinsurance, are computed using pro rata methods based on statistical data received from ceding companies. Premiums earned, and the related costs, which have not yet been reported to us, are estimated and accrued. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the estimates are changed, or the actual amounts are determined. These earned but not reported premiums are combined with reported earned premiums to comprise our total premiums earned for determination of our incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.
The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023	2022
Reinsurance	$3,278	$2,610	$2,255
Insurance	—	—	—
Other	—	—	—
Total	$3,278	$2,610	$2,255
(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income securities are classified for accounting purposes as either available for sale or held to maturity. The available for sale fixed maturity securities are carried at fair value and the held to maturity fixed maturity portfolio is carried at amortized cost, net of current expected credit allowance on our consolidated balance sheets. Our equity securities are all carried at fair value. Some of our CMBS are valued using cash flow models and risk-adjusted discount rates. We hold privately placed securities, less than 10% of the portfolio, which are either valued by investment advisors or the Company. In some instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. The Company has procedures in place to review the values received from its investment advisors. At December 31, 2024 and 2023, our investment portfolio included a total of $5.1 billion and $4.5 billion of limited partnership investments, whose values are reported pursuant to the equity method of accounting, and corporate-owned life insurance (“COLI”) policies, whose values are reported at cash surrender value. We carry the limited partnership investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from generally one month to one quarter prior to our financial statement date.
At December 31, 2024, we had net unrealized losses on our available for sale fixed maturity securities, net of tax, of $849 million, compared to net unrealized losses on our available for sale fixed maturity securities, net of tax, of $723 million at December 31, 2023. Gains (losses) from fair value fluctuations on available for sale fixed maturity securities are reflected as accumulated other comprehensive income (loss) in the consolidated balance sheets. Fair value declines for the available for sale fixed income portfolio, which are considered credit related, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized losses on investments. We consider many factors when determining whether a fair value decline is credit related, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was not attributed to credit related factors.
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

Tax. On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this Guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.

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
See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION
Investments. Total investments were $40.0 billion at December 31, 2024, an increase of $4.3 billion compared to $35.7 billion at December 31, 2023. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $1.5 billion of fixed maturities - available for sale in 2024.
The Company’s limited partnership investments are comprised of limited partnerships that invest in private equity, private credit and private real estate. Generally, the limited partnerships are reported on a month or quarter lag. We receive annual audited financial statements for all of the limited partnerships which are primarily prepared using fair value accounting in accordance with GAAP guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.
The table below summarizes the composition and characteristics of our investment portfolio as of the dates indicated:

	At December 31,
	2024	2023
Fixed income portfolio duration (years)	3.1	3.3
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $3.1 billion at December 31, 2024 and $2.3 billion at December 31, 2023. At December 31, 2024, $395 million, or 12.6%, was recoverable from Mt. Logan Re, Ltd. (“Mt. Logan Re”) collateralized segregated accounts; $316 million, or 10.1%, was recoverable from Munich Reinsurance America, Inc. and $187 million, or 6.0%, was recoverable from Endurance Assurance Corporation of America. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $29.9 billion and $24.6 billion at December 31, 2024 and 2023, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At December 31, 2024
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,591	$13,117	$19,708	65.9%
Insurance	2,289	6,552	8,841	29.6%
Other (1)	389	950	1,340	4.5%
Total	$9,270	$20,619	$29,889	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At December 31, 2024, A&E Case and IBNR reserves totaled $149 million and $111 million, respectively.

	At December 31, 2023
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,295	$11,032	$17,327	70.4%
Insurance	1,847	4,491	6,338	25.8%
Other (1)	399	540	939	3.8%
Total	$8,541	$16,063	$24,604	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At December 31, 2023, A&E Case and IBNR reserves totaled $159 million and $88 million, respectively.

Changes in premiums earned and business mix, reserve refinement, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.
Our carried loss and LAE reserves represent management’s best estimate of our ultimate liability for unpaid claims. We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, accident years, legal entities and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.
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
The following table below represents the reserve levels and ranges for each of our business segments for the period indicated:

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2024
(Dollars in millions)	As Reported	Low Range %	Low Range	High Range %	High Range
Gross Reserves By Segment
Reinsurance	$19,708	(7.7)%	$18,191	5.6%	$20,817
Insurance	8,841	(14.2)%	7,583	7.3%	9,488
Other (excluding A&E)	1,080	(26.8)%	790	5.3%	1,137
Total Gross Reserves (excluding A&E)	29,630	(10.3)%	26,565	6.1%	31,443
A&E (Other Segment)	260	(21.6)%	204	21.6%	316
Total Gross Reserves	$29,889	(10.4)%	26,768	6.3%	31,759
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
A&E Exposures. A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The results of run-off A&E exposures are included within the Company’s Other segment.
With respect to asbestos only, at December 31, 2024, we had net asbestos loss reserves of $216 million, or 89.0%, of total net A&E reserves, all of which was for assumed business. At December 31, 2024, we had gross asbestos loss reserves of $233 million, or 89.6% of total gross A&E reserves, all of which was for assumed business.

See Note 4 of the Notes to the Consolidated Financial Statements for a summary of A&E Exposures.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 6.6 years at December 31, 2024. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital.  Shareholders’ equity at December 31, 2024 and December 31, 2023 was $13.9 billion and $13.2 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Bermuda Re and Everest Re, are regulated by the Bermuda Monetary Authority (the “BMA”) and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the BMA and Everest Re is subject to the RBC developed by the U.S. National Association of Insurance Commissioners (“NAIC”). Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1) At December 31,		Everest Re (2) At December 31,
(Dollars in millions)	2024 ⁽³⁾	2023	2024	2023
Regulatory targeted capital	$—	$2,669	$4,799	$4,242
Actual capital	$4,323	$3,711	$8,126	$6,963
(1)Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)The 2024 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2024 actual capital will exceed the targeted capital level. In accordance with guidance issued by the BMA in 2025, Bermuda Re has reflected the impacts of the ETA recognized in response to The 2023 Act in its 2024 regulatory targeted capital and actual capital.

Our financial strength ratings, as determined by A.M. Best Company (“A.M. Best”), Moody’s and S&P, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies. See also ITEM 1, Business - “Financial Strength Ratings”.
We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
In 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market and paid $334 million in common share dividends to adjust our capital position and enhance long-term expected returns to our shareholders. During 2023, we repurchased no shares in the open market and paid $288 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 7, 2024, our existing Board authorization to purchase up to 32 million of our shares was increased by 10 million shares to authorize the purchase of up to 42 million shares. As of December 31, 2024, we had repurchased 31.3 million shares under this authorization. During the fourth quarter of 2024, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on December 13, 2024 for holders of record as of November 27, 2024.
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
Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $5.0 billion and $4.6 billion for the years ended December 31, 2024 and 2023, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $693 million and $858 million for the years ended December 31, 2024 and 2023, respectively, and net tax payments of $397 million and $196 million for the years ended December 31, 2024 and 2023, respectively.
If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer-term maturities are available to supplement other operating cash flows. We do not expect to supplement negative operations cash flows with investment dispositions.

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2024 and December 31, 2023, we held cash and short-term investments of $6.3 billion and $3.6 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, we had $1.1 billion of fixed maturity securities - available for sale maturing within one year or less, $8.5 billion maturing within one to five years and $6.2 billion maturing after five years at December 31, 2024. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At December 31, 2024, we had $990 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.2 billion of pre-tax unrealized depreciation and $167 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations. However, given catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has access to ample liquidity to settle its catastrophe claims and also may receive payments under the catastrophe bond program and the Mt. Logan Re collateralized reinsurance arrangement.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2024, Everest Re had statutory admitted assets of approximately $30.8 billion which provides borrowing capacity of up to approximately $3.1 billion. As of December 31, 2024, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 7 - Credit Facilities to the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details.
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
Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). We define PML as our anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the modeled simulated losses and the make-up of the in-force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve-month period. In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to note that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.
From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.
Economic loss is the PML exposure, net of third-party reinsurance including catastrophe industry loss warranty cover, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250 and 500-year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.
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
The table below reflects our PML exposure, net of third-party reinsurance including catastrophe industry loss warranty cover, at various return periods for our top zones/perils (as ranked by the largest 1 in 100-year economic loss) based on loss projection data as of January 1, 2025:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
Southeast U.S.	Wind	$920	$1,509	$2,174	$2,661	$2,873
California	Earthquake	227	1,038	1,791	2,535	2,829
Texas	Wind	205	508	921	1,717	2,432
The projected net economic losses, defined as PML exposures, net of third-party reinsurance including catastrophe industry loss warranty cover, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled above are as follows:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
Southeast U.S.	Wind	$640	$1,029	$1,523	$1,866	$2,049
California	Earthquake	176	742	1,322	1,842	2,073
Texas	Wind	153	375	665	1,219	1,740
We believe that our greatest worldwide 1 in 100-year exposure to a single catastrophic event is to a wind event affecting the Southeast U.S., where we estimate we have a PML exposure, net of third party reinsurance including catastrophe industry loss warranty cover, of $2.2 billion which represents approximately 11.0% of its December 31, 2024 shareholders’ equity.
If such a single catastrophe loss were to occur, management estimates that the net economic loss to us would be approximately $1.5 billion. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.
We may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of our operations. Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions, availability and collectability of coverage, with the aim of securing cost-effective protection from financially secure counterparts. The amount of reinsurance purchased has varied over time, reflecting our view of our exposures and the cost of reinsurance. In recent years, we have increased our use of reinsurance offered through capital market facilities.
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
Our business operations depend on the proper functioning and availability of our information technology platform, which includes data processing and related electronic communications. We communicate electronically internally and externally with our brokers, program managers, clients, third-party vendors, regulators and others. These communications and the data we handle may include personal, confidential or proprietary information. We ensure that all our systems, data and electronic transmissions are appropriately protected with the latest technology safeguards and meet regulatory standards.
Despite these safeguards, a significant cyber incident, including system failure, security breach and disruption by malware or other damage could interrupt or delay our operations and possibly our results. This type of incident may result in a violation of applicable data security, privacy, or other laws, damage our reputation, cause a loss of customers or give rise to regulatory scrutiny as well as monetary fines and other penalties. Management is not aware of a cybersecurity incident that has had a material impact on our operations. See also ITEM 1C, “Cybersecurity”.
Expected Cash Outflows.  The following table shows our significant expected cash outflows for the period indicated.

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$2,400	$—	$—	$—	$2,400
Long term notes	219	—	—	—	219
Federal Home Loan Bank of New York	1,019	719	300	—	—
Interest expense (1)	2,833	101	203	203	2,325
Operating lease agreements	152	21	37	27	67
Gross reserve for losses and LAE (2)	29,889	3,486	8,951	7,764	9,689
Total	$36,512	$4,327	$9,491	$7,994	$14,700
(Some amounts may not reconcile due to rounding.)
(1)Interest expense on long-term notes is calculated at the variable floating rate of 7.17%, as of December 31, 2024.
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
Dividends.
During 2024 and 2023, we declared and paid common shareholder dividends of $334 million and $288 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International, Everest Preferred International Holdings (“Preferred

Holdings”), Everest Re Advisors Ltd. (“Advisors Re”) or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2024 and 2023, Everest Re paid no cash dividends to Holdings. For the years ended December 31, 2024 and 2023, Bermuda Re paid cash dividends to Group of $750 million and $235 million, respectively; Everest International paid cash dividends to Group of $100 million and $0 million, respectively; Preferred Holdings paid cash dividends to Group of $46 million and $48 million, respectively; Advisors Re paid cash dividends to Group of $74 million and $67 million, respectively; and Mt. Logan Re paid cash dividends to Group of $0 million and $15 million, respectively. See ITEM 1, “Business - Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 17 of Notes to Consolidated Financial Statements.
Market Sensitive Instruments.
SEC Registrants are required to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “Market Sensitive Instruments”). We do not generally enter into Market Sensitive Instruments for trading purposes.
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
Our $41.5 billion investment portfolio at December 31, 2024, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest Rate Risk.  Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $7.1 billion of mortgage-backed securities in the $29.7 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The tables below display the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $4.7 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At December 31, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$36,514	$35,443	$34,372	$33,302	$32,231
Fair Value Change from Base (%)	6.2%	3.1%	—%	(3.1)%	(6.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,834	$917	$—	$(917)	$(1,834)

	Impact of Interest Rate Shift in Basis Points At December 31, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$32,813	$31,768	$30,722	$29,677	$28,631
Fair Value Change from Base (%)	6.8%	3.4%	—%	(3.4)%	(6.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,811	$905	$—	$(905)	$(1,811)
We had $29.9 billion and $24.6 billion of gross reserves for losses and LAE as of December 31, 2024 and 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.9 billion resulting in a discounted reserve balance of approximately $22.1 billion, representing approximately 64.4% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent At December 31, 2024
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(1,426)	$(713)	$—	$713	$1,426

	Change in Foreign Exchange Rates in Percent At December 31, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(1,022)	$(511)	$—	$511	$1,022
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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

ITEM 9B.    OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Additionally, as part of Everest’s commitment to ethical standards of business and compliance with applicable laws, rules and regulations, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and third-party contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is included in the Ethics and Guidelines and Index to Compliance Policies and Procedures filed as Exhibit 14.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated by reference in “ITEM 15 - Exhibits and Financial Statement Schedules” below.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the sections captioned “Information Concerning Director Nominees”, “Information Concerning Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Ethics Guidelines and Code of Ethics for CEO and Senior Financial Officers” and “Delinquent Section 16(a) Reports” in our proxy statement for the 2025 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2024 (the “Proxy Statement”), which sections are incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Reference is made to the sections captioned “Compensation Committee Report”, “Directors’ Compensation”, “Compensation of Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and to all other applicable sections in the Proxy Statement, which are incorporated herein by reference.

On November 1, 2023, the Company’s Board adopted an updated Clawback Policy (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act and the listing standards adopted by the NYSE.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (as defined in the Clawback Policy) of the Company (“Section 16 Officers”) in the event that the Company is required to prepare an accounting restatement.

The foregoing description of the Clawback Policy is a summary only and is qualified in its entirety by reference to the full text of the Clawback Policy and the form of Acknowledgment, copies of which are filed in Exhibit 97 to the Annual Report on Form 10-K for the period ended December 31, 2023 and are incorporated by reference in “ITEM 15 - Exhibits and Financial Statement Schedules” below.
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

*10.7	Everest Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. second quarter 2009 10-Q

*10.8	Everest Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Group, Ltd. Form S-8 filed on September 30, 2010

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

10.13
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

*10.15
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on January 6, 2017

10.16
Bye-Law waiver agreement between Everest Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to exhibit 10.1 to the Everest Group, Ltd., Form 8-K filed on December 4, 2017

10.17
Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Group, Ltd., Form 10-K filed on March 1, 2018

10.18
Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to exhibit 10.34 to the Everest Group, Ltd., Form 10-K filed on March 1, 2019

*10.19	Employment agreement between Everest Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Group Ltd. Form 8-K filed on August 8, 2019.

10.20
Amendment of Committed Facility Letter, dated December 31, 2019, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.31 to the Everest Group, Ltd. Form 10-K filed on March 2, 2020

*10.21	Everest Group, Ltd. 2020 Stock Incentive Plan for employees is incorporated herein by reference to Appendix A of the 2021 Proxy Statement filed on April 9, 2021

*10.22	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

*10.23	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

10.24
Amendment of Committed Facility Letter, dated December 9, 2020 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.34 to Everest Group, Ltd. Form 10-K filed on March 1, 2021

10.25
Credit facility agreement dated February 23, 3021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 10, 2021

10.26
Amendment of Credit Facility agreement, dated May 5, 2021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $500.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on August 5, 2021

10.27
Credit Facility agreement, dated August 9, 2021 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing up to $230.0 million committed credit facility and $140.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.28
Credit Facility agreement, dated August 27, 2021 between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.29
Credit Facility agreement, dated November 3, 2021 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.40 to Everest Group, Ltd. Form 10-K filed on February 28, 2022

10.30
Credit Facility agreement, dated November 21, 2022 between Everest Reinsurance (Bermuda), Ltd. and Nordea Bank ABP, New York Branch providing up to $200.0 million of committed credit facility and $100.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.41 to Everest Group, Ltd. Form 10-K filed on February 24, 2023

10.31
Amendment of Credit Facility agreement, dated December 30, 2022, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, providing up to $150.0 million of committed, unsecured credit facility, incorporated herein by reference to Exhibit 10.42 to Everest Group, Ltd. Form 10-K filed on February 24, 2023

*10.32	Employment agreement between Everest Global Services, Inc. and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.33
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

10.34
Standby Letter of Credit, dated August 18, 2023 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $250.0 million of unsecured letters of credit, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on November 1, 2023

10.35
Amended and restated standby letter of credit agreement between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc to add Everest Insurance (Ireland), dac (the new account party) as an account party with $15.0 million sublimit for the issuance of letters of credit, incorporated herein by reference to Exhibit 10.44 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

*10.36
Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, incorporated herein by reference to Exhibit 10.45 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

*10.37
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.38
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.39
Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.40
Amended and Restated Employment Agreement between Everest National Insurance Company and Michael Karmilowicz dated March 24, 2024, incorporated herein by reference to Exhibit 10.4 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.41
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024, incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.42
Everest Reinsurance Group, Ltd. Senior Executive Change of Control Plan, as amended and restated effective November 17, 2015, incorporated herein by reference to Exhibit 10.6 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.43
Amendment of Bilateral Letter of Credit Facility Agreement, dated June 2024, between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank N.A., incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on August 2, 2024

10.44	Amendment of Credit Facility agreement, dated October 30, 2024 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc, filed herewith

10.45
Standby Letter of Credit Facility Agreement, dated October 30, 2024 between Everest International Reinsurance, Ltd. and Lloyds Bank Plc, providing up to £113 million of unsecured letters of credit, filed herewith

10.46	Amendment of Credit Facility agreement, dated December 20, 2024, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, filed herewith

10.47
Standby Letter of Credit Facility Agreement, dated December 30, 2024 between Everest Reinsurance Company (Ireland), dac and Commerzbank AG, New York Branch providing up to €75 million of unsecured letters of credit, filed herewith

14.1	Ethics Guidelines and Index to Compliance Policies, incorporated herein by reference to Exhibit 14.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of KPMG LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of James Williamson, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of James Williamson and Mark Kociancic, furnished herewith

97.1	Everest Group, Ltd. Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

EVEREST GROUP, LTD.

By:	/S/ JAMES WILLIAMSON
James Williamson (President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES WILLIAMSON	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
James Williamson

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	February 27, 2025
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	February 27, 2025
Robert J. Freiling

/S/ JOSEPH V. TARANTO	Chairman	February 27, 2025
Joseph V. Taranto

/S/ JOHN J. AMORE	Director	February 27, 2025
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	February 27, 2025
William F. Galtney, Jr.

/S/ JOHN A. GRAF	Director	February 27, 2025
John A. Graf

/S/ MERYL HARTZBAND	Director	February 27, 2025
Meryl Hartzband

/S/ GERALDINE LOSQUADRO	Director	February 27, 2025
Geraldine Losquadro

/S/ HAZEL McNEILAGE	Director	February 27, 2025
Hazel McNeilage

/S/ ROGER M. SINGER	Director	February 27, 2025
Roger M. Singer

EVEREST GROUP, LTD.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Everest Group, Ltd.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Everest Group, Ltd. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of the reserve for losses and loss adjustment expenses

As discussed in Notes 1E and 4 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents the Company’s best estimate of the ultimate liability for reported and unreported claims for both its insurance and reinsurance businesses. The Company uses a variety of statistical and actuarial techniques to develop estimates of ultimate losses and loss adjustment expenses by underwriting or accident year, sorted by exposure groupings. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios; (3) actuarial methodologies and assumptions; (4) current legal interpretations of coverage and liability; and (5) economic conditions. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2024 was $29,889 million.
We identified the evaluation of the estimate of the reserve for losses and loss adjustment expenses as a critical audit matter. Evaluation of the estimate required subjective auditor judgment and the involvement of actuarial professionals with specialized skills and knowledge to assess the methods and assumptions used to estimate the reserve for losses and loss adjustment expenses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the reserve for losses and loss adjustment expenses. This included controls related to the selection of methodologies and certain assumptions used to derive the Company’s estimate. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the Company’s actuarial methodologies and assumptions used in estimating the reserve for losses and loss adjustment expenses by comparing the Company’s methodologies to generally accepted actuarial methods and evaluating the assumptions used based on actuarial judgment, company history, and industry practices
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by comparing each one to an independently developed range of reasonable estimates
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by assessing management’s methods and assumptions used to derive their loss estimates
•evaluating the Company’s process for estimating the reserve for losses and loss adjustment expenses for catastrophic events
•developing an overall range of reserve estimates to assess the position of the Company’s recorded reserve for losses and loss adjustment expenses relative to the range

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
New York, New York
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Everest Group, Ltd.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Everest Group, Ltd. and its subsidiaries (the "Company") as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the "consolidated financial statements").
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2024, except for the changes in segment presentation discussed in Note 6 to the consolidated financial statements, as to which the date is February 27, 2025
We served as the Company’s auditor from 1996 to 2024.

EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except par value per share)	2024	2023
ASSETS:
Fixed maturities - available for sale, at fair value	$28,908	$27,740
(amortized cost: 2024, $29,934; 2023, $28,568, credit allowances: 2024, $(36); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $759; 2023, $854, net of credit allowances: 2024, $(8); 2023, $(8))	757	855
Equity securities, at fair value	217	188
Other invested assets	5,392	4,794
Short-term investments	4,707	2,127
Cash	1,549	1,437
Total investments and cash	41,531	37,142
Accrued investment income	368	324
Premiums receivable (net of credit allowances: 2024, $(54); 2023, $(41))	5,378	4,768
Reinsurance paid loss recoverables (net of credit allowances: 2024, $(41); 2023, $(26))	207	164
Reinsurance unpaid loss recoverables	2,915	2,098
Funds held by reinsureds	1,218	1,135
Deferred acquisition costs	1,461	1,247
Prepaid reinsurance premiums	869	713
Income tax asset, net	1,223	868
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	1,171	941
TOTAL ASSETS	$56,341	$49,399

LIABILITIES:
Reserve for losses and loss adjustment expenses	$29,889	$24,604
Unearned premium reserve	7,324	6,622
Funds held under reinsurance treaties	27	24
Amounts due to reinsurers	701	650
Losses in course of payment	241	171
Senior notes	2,350	2,349
Long-term notes	218	218
Borrowings from FHLB	1,019	819
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	84	137
Other liabilities	590	582
TOTAL LIABILITIES	42,466	36,197

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.3 (2024) and 74.2 (2023)
outstanding before treasury shares	1	1
Additional paid-in capital	3,812	3,773
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(177) at 2024 and $(99) at 2023	(1,138)	(934)
Treasury shares, at cost: 31.3 shares (2024) and 30.8 shares (2023)	(4,108)	(3,908)
Retained earnings	15,309	14,270
Total shareholders' equity	13,875	13,202
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,341	$49,399
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2024	2023	2022
REVENUES:
Premiums earned	$15,187	$13,443	$11,787
Net investment income	1,954	1,434	830
Total net gains (losses) on investments	19	(276)	(455)
Other income (expense)	121	(14)	(102)
Total revenues	17,281	14,587	12,060

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	11,305	8,427	8,100
Commission, brokerage, taxes and fees	3,300	2,952	2,528
Other underwriting expenses	938	846	682
Corporate expenses	95	73	61
Interest, fees and bond issue cost amortization expense	149	134	101
Total claims and expenses	15,787	12,432	11,472

INCOME (LOSS) BEFORE TAXES	1,493	2,154	588
Income tax expense (benefit)	120	(363)	(9)

NET INCOME (LOSS)	$1,373	$2,517	$597

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(97)	743	(2,037)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(12)	244	89
Total URA(D) on securities arising during the period	(109)	986	(1,948)

Foreign currency translation and other adjustments	(128)	59	(77)

Benefit plan actuarial net gain (loss) for the period	34	15	15
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(1)	2	2
Total benefit plan net gain (loss) for the period	33	17	17
Total other comprehensive income (loss), net of tax	(204)	1,063	(2,008)

COMPREHENSIVE INCOME (LOSS)	$1,169	$3,580	$(1,411)

EARNINGS PER COMMON SHARE:
Basic	$31.78	$60.19	$15.19
Diluted	31.78	60.19	15.19
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except dividends per share amounts)	2024	2023	2022
COMMON SHARES (shares outstanding):
Balance beginning of period	43.4	39.2	39.3
Issued (redeemed) during the period, net	0.1	4.2	0.1
Treasury shares acquired	(0.5)	—	(0.2)
Balance end of period	43.0	43.4	39.2

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1
Issued during the period, net	—	—	—
Balance end of period	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,773	2,302	2,274
Public offering of shares	—	1,445	—
Share-based compensation plans	39	26	28
Balance end of period	3,812	3,773	2,302

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(934)	(1,996)	12
Net increase (decrease) during the period	(204)	1,063	(2,008)
Balance end of period	(1,138)	(934)	(1,996)

RETAINED EARNINGS:
Balance beginning of period	14,270	12,042	11,700
Net income (loss)	1,373	2,517	597
Dividends declared ($7.75 per share 2024, $6.80 per share 2023 and $6.50 per share 2022)	(334)	(288)	(255)
Balance end of period	15,309	14,270	12,042

TREASURY SHARES AT COST:
Balance beginning of period	(3,908)	(3,908)	(3,847)
Purchase of treasury shares	(200)	—	(61)
Balance end of period	(4,108)	(3,908)	(3,908)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$13,875	$13,202	$8,441
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,373	$2,517	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(715)	(1,064)	(435)
Decrease (increase) in funds held by reinsureds, net	(81)	(66)	(197)
Decrease (increase) in reinsurance recoverables	(1,091)	143	(413)
Decrease (increase) in income taxes	(277)	(559)	(181)
Decrease (increase) in prepaid reinsurance premiums	(232)	(46)	(166)
Increase (decrease) in reserve for losses and loss adjustment expenses	5,612	2,256	3,477
Increase (decrease) in unearned premiums	809	1,387	655
Increase (decrease) in amounts due to reinsurers	135	18	201
Increase (decrease) in losses in course of payment	75	93	(186)
Change in equity adjustments in limited partnerships	(261)	(168)	(94)
Distribution of limited partnership income	163	120	180
Change in other assets and liabilities, net	(431)	(339)	(297)
Non-cash compensation expense	63	49	45
Amortization of bond premium (accrual of bond discount)	(167)	(64)	55
Net (gains) losses on investments	(19)	276	455
Net cash provided by (used in) operating activities	4,957	4,553	3,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	3,783	2,310	2,626
Proceeds from fixed maturities sold - available for sale	6,257	3,849	1,403
Proceeds from fixed maturities matured/called/repaid - held to maturity	157	105	39
Proceeds from equity securities sold	37	126	2,217
Distributions from other invested assets	409	245	266
Cost of fixed maturities acquired - available for sale	(11,563)	(10,653)	(7,344)
Cost of fixed maturities acquired - held to maturity	(49)	(112)	(153)
Cost of equity securities acquired	(50)	(17)	(1,003)
Cost of other invested assets acquired	(936)	(902)	(1,547)
Net change in short-term investments	(2,494)	(1,034)	149
Net change in unsettled securities transactions	(27)	181	(71)
Net cash provided by (used in) investing activities	(4,478)	(5,902)	(3,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(24)	(23)	(17)
Proceeds from public offering of common shares	—	1,445	—
Purchase of treasury shares	(200)	—	(61)
Dividends paid to shareholders	(334)	(288)	(255)
Proceeds from issuance of senior notes	—	—	—
Cost of debt repurchase	—	—	(6)
Net FHLB borrowings (repayments)	200	300	—
Cost of shares withheld on settlements of share-based compensation awards	(25)	(24)	(20)
Net cash provided by (used in) financing activities	(383)	1,409	(359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(23)	39

Net increase (decrease) in cash	112	38	(42)
Cash, beginning of period	1,437	1,398	1,441
Cash, end of period	$1,549	$1,437	$1,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$397	$196	$171
Interest paid	147	130	98

NON-CASH TRANSACTIONS:
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$—	$—	$722
Non-cash limited partnership distribution	23	—	—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Compañia de Seguros Generales Colombia S.A., Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Service Company (U.K.), Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (U.K.), Ltd., Everest Compañia de Seguros Generales Chile S.A. (“Everest Chile”), Compañia de Seguros Generales Everest Mexico S.A. de C.V., Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Insurance Holdings Limited (Ireland) (“Everest Dublin Holdings”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Salus Systems, LLC (“Salus”), Everest International Assurance, Ltd. (Bermuda) (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Security Insurance Company (“Everest Security”), Everest, Consultoría, Administración y Back Office, Sociedad de Responsabilidad Limitada de Capital Variable and Everest Servicios Colombia S.A.S.  All intercompany accounts and transactions have been eliminated. All amounts are reported in United States (“U.S.”) dollars.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate actual results could differ, possibly materially, from those estimates. See ITEM 7, “Management’s Discussion and Analysis of Critical Accounting Estimates”.
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2024 presentation.
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
Fixed maturity securities designated as held to maturity consist of debt securities for which the Company has both the positive intent and ability to hold to maturity or redemption and are reported at amortized cost, net of the current expected credit loss allowance.  Interest income for fixed maturity securities held to maturity is determined in the same manner as interest income for fixed maturity securities available for sale.  The Company evaluates fixed maturity securities classified as held to maturity for current expected credit losses utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. The majority of these fixed maturities classified as held to maturity are of a high credit quality and are rated investment grade as of December 31, 2024.
Interest, dividend income and amortization of fixed maturity market premium and discounts, related to securities are recorded in net investment income, net of investment management and custody fees in the Company’s consolidated statements of operations and comprehensive income (loss). The Company does not create an allowance for uncollectible interest. If interest is not received when due, the interest receivable is immediately reversed and no additional interest is accrued. If future interest is received that has not been accrued, it is recorded as income at that time. The Company’s assessments are based on the issuers’ current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.
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

For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security.  For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties.  All fair value estimates from investment managers are reviewed by the Company for reasonableness.  For publicly traded securities, fair value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
Other invested assets include limited partnerships, corporate-owned life insurance (“COLI”), rabbi trusts and other investments. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag and are included within net investment income. COLI policies are carried at policy cash surrender value and changes in the policy cash surrender value are included within net investment income.
Cash includes cash on hand. Restricted cash is included within cash in the consolidated balance sheets and represents amounts held for the benefit of third parties that is legally or contractually restricted as to its withdrawal or usage. Amounts include cash in trust funds set up for the benefit of ceding companies.
C.Allowance for Premium Receivable and Reinsurance Recoverables.
The Company applies the Current Expected Credit Losses methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts.
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders/cedents. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. For these balances, the allowance is estimated based on recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate.
A portion of the Company's commercial lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is recorded within other assets in the consolidated balance sheets. The allowance is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.
The Company records total credit loss expenses related to premiums receivable in other underwriting expenses and records credit loss expenses related to deductibles in incurred losses and loss adjustment expenses (“LAE”) in the Company’s consolidated statements of operations and comprehensive income (loss).
The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable includes an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible.

Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverable become due, it is possible that future adjustments to the Company’s reinsurance recoverable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The allowance is estimated as the amount of reinsurance recoverable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance recoverable exposed is the amount of reinsurance recoverable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values and historical loss information for the type of collateral obtained. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance recoverable considers the current economic environment as well as macroeconomic scenarios.
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
E.Reserve for Losses and LAE.
The reserve for losses and LAE is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience.  Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures, COVID-19 and other exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 4 of the Notes to these Consolidated Financial Statements.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.
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

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income or any related per-share amounts.

G.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2024 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.
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
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations and comprehensive income (loss).  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated as a separate component of other comprehensive income (loss) in shareholders’ equity.
J.Treasury Shares.
Treasury shares are the Company’s common shares repurchased on the open market, by the Company. The cost of treasury shares includes the purchase price of shares acquired and direct costs to acquire shares, including commissions.

K.Earnings Per Common Share.
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Amounts in millions, except per share amounts)	2024	2023	2022
Net income (loss) per share:
Numerator
Net income (loss)	$1,373	$2,517	$597
Less: dividends declared-common shares and unvested common shares	(334)	(288)	(255)
Undistributed earnings	1,039	2,229	342
Percentage allocated to common shareholders (1)	98.8%	98.8%	98.7%
	1,027	2,203	337
Add: dividends declared-common shareholders	331	285	252
Numerator for basic and diluted earnings per common share	$1,358	$2,488	$589

Denominator
Denominator for basic earnings per weighted-average common shares	42.7	41.3	38.8
Effect of dilutive securities:
Options	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.7	41.3	38.8

Per common share net income (loss)
Basic	$31.78	$60.19	$15.19
Diluted	$31.78	$60.19	$15.19

(1)Basic weighted-average common shares outstanding	42.7	41.3	38.8
Basic weighted-average common shares outstanding and unvested common shares expected to vest	43.2	41.8	39.3
Percentage allocated to common shareholders	98.8%	98.8%	98.7%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of December 31, 2024 and 2023, respectively.
Options granted under share-based compensation plans have all expired as of September 19, 2022. There were no anti-diluted options outstanding as of December 31, 2023 or 2022.
L.Segmentation.
The Company, through its subsidiaries, conducts business through two reportable segments: Reinsurance and Insurance. During the fourth quarter of 2024, the Company revised the classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new operating segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, during the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are now managed due to changes in management beginning in the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. See also Note 6 of the Notes to these Consolidated Financial Statements.
M.Share-Based Compensation.
Share-based compensation stock option, restricted share and performance share unit awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 14 of the Notes to these Consolidated Financial Statements.
N.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires enhanced disclosures related to a public entity’s reportable segments. The Company adopted the accounting standard effective year end 2024. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company did not adopt any other new accounting standards that had a material impact in 2024.

Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2024 by the FASB on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2024. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
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
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued Accounting Standard Update No. 2024-03, which requires additional disclosure about specific expense categories included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
2.    INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$5	$(24)	$669
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	7,288	(35)	57	(299)	7,010
Asset-backed securities	5,994	—	28	(39)	5,982
Mortgage-backed securities
Commercial	965	—	1	(66)	900
Agency residential	5,205	—	13	(287)	4,931
Non-agency residential	1,291	—	9	(11)	1,289
Foreign government securities	2,330	—	13	(147)	2,196
Foreign corporate securities	6,099	—	42	(279)	5,861
Total fixed maturity securities - available for sale	$29,934	$(36)	$167	$(1,157)	$28,908
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$1,045	$—	$3	$(52)	$996
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	7,587	(47)	135	(322)	7,353
Asset-backed securities	5,644	—	25	(51)	5,618
Mortgage-backed securities
Commercial	1,091	—	1	(92)	1,000
Agency residential	4,869	—	55	(229)	4,695
Non-agency residential	431	—	14	(2)	443
Foreign government securities	2,042	—	33	(108)	1,967
Foreign corporate securities	5,720	(1)	92	(271)	5,540
Total fixed maturity securities - available for sale	$28,568	$(48)	$358	$(1,137)	$27,740
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	609	(5)	4	(10)	597
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$864	$(8)	$12	$(13)	$854
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$1,116	$1,080	$1,289	$1,261
Due after one year through five years	8,774	8,480	7,094	6,858
Due after five years through ten years	4,764	4,523	5,613	5,405
Due after ten years	1,826	1,723	2,537	2,460
Asset-backed securities	5,994	5,982	5,644	5,618
Mortgage-backed securities
Commercial	965	900	1,091	1,000
Agency residential	5,205	4,931	4,869	4,695
Non-agency residential	1,291	1,289	431	443
Total fixed maturity securities -available for sale	$29,934	$28,908	$28,568	$27,740
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$7	$7	$5	$5
Due after one year through five years	67	67	59	58
Due after five years through ten years	37	35	43	42
Due after ten years	150	152	127	131
Asset-backed securities	484	477	609	597
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$765	$759	$864	$854
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2024, $34 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.

The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(203)	$1,129
Equity method investments	18	—
Change in URA(D), pre-tax	(185)	1,129
Deferred tax benefit (expense)	76	(142)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(109)	$986
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2024 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$80	$(1)	$398	$(23)	$478	$(24)
Obligations of U.S. states and political subdivisions	9	—	40	(5)	48	(5)
Corporate securities	2,744	(76)	2,132	(221)	4,876	(297)
Asset-backed securities	958	(20)	537	(19)	1,495	(39)
Mortgage-backed securities
Commercial	53	(3)	757	(63)	810	(66)
Agency residential	2,754	(115)	1,226	(172)	3,980	(287)
Non-agency residential	654	(11)	25	—	678	(11)
Foreign government securities	851	(35)	828	(112)	1,679	(147)
Foreign corporate securities	2,484	(61)	1,785	(218)	4,269	(279)
Total	$10,587	$(323)	$7,728	$(833)	$18,315	$(1,156)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$10,604	$(324)	$7,728	$(833)	$18,332	$(1,157)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2024 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$138	$(5)	$544	$(34)	$682	$(39)
Due in one year through five years	3,503	(87)	2,770	(249)	6,273	(335)
Due in five years through ten years	1,850	(50)	1,382	(220)	3,232	(271)
Due after ten years	677	(32)	487	(76)	1,164	(107)
Asset-backed securities	958	(20)	537	(19)	1,495	(39)
Mortgage-backed securities	3,461	(129)	2,008	(235)	5,469	(364)
Total	$10,587	$(323)	$7,728	$(833)	$18,315	$(1,156)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$10,604	$(324)	$7,728	$(833)	$18,332	$(1,157)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2024 were $18.3 billion and $1.2 billion, respectively. The fair value of securities for the single issuer (the U.S. government) whose securities comprised the largest unrealized loss position at December 31, 2024, amounted to less than 1.6% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at December 31, 2024 comprised less than 0.9% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $324 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $319 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $833 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $810 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of December 31, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturities	$1,481	$1,153	$742
Equity securities	3	3	16
Short-term investments and cash	195	140	28
Other invested assets
Limited partnerships	206	122	75
Other	104	59	29
Gross investment income before adjustments	1,989	1,477	890
Funds held interest income (expense)	26	10	2
Future policy benefit reserve income (expense)	(1)	(1)	—
Gross investment income	2,013	1,486	892
Investment expenses	59	53	62
Net investment income	$1,954	$1,434	$830
(Some amounts may not reconcile due to rounding.)
The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values (“NAV”) of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.
The Company had contractual commitments to invest up to an additional $3.3 billion in limited partnerships and private placement loan securities at December 31, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.
In 2022, the Company entered into COLI policies, which are invested in private debt and private equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.7 billion and $1.3 billion as of December 31, 2024 and December 31, 2023, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of December 31, 2024 and 2023, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2024 and 2023 is limited to the total carrying value of $5.4 billion and $4.8 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets. Exposure relating specifically to general and limited partnerships as of December 31, 2024 and December 31, 2023 is limited to the total carrying value of $3.6 billion and $3.4 billion.
As of December 31, 2024, the Company has outstanding commitments totaling $2.0 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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

The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturity securities
Allowance for credit losses	$13	$7	$(33)
Net realized gains (losses) from dispositions	6	(292)	(87)
Equity securities, fair value
Net realized gains (losses) from dispositions	1	8	112
Gains (losses) from fair value adjustments	(1)	—	(460)
Other invested assets	(1)	—	13
Short-term investments gain (loss)	1	—	—
Total net gains (losses) on investments	$19	$(276)	$(455)
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2024
	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(47)	$(1)	$(48)
Credit losses on securities where credit losses were not previously recorded	(9)	—	(9)
Increases in allowance on previously impaired securities	—	—	—
Decreases in allowance on previously impaired securities	—	—	—
Reduction in allowance due to disposals	20	1	21

Balance, end of period	$(35)	$—	$(36)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2023
	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(45)	$(10)	$(54)
Credit losses on securities where credit losses were not previously recorded	(23)	—	(24)
Increases in allowance on previously impaired securities	(1)	—	(1)
Decreases in allowance on previously impaired securities	—	—	—
Reduction in allowance due to disposals	22	8	30

Balance, end of period	$(47)	$(1)	$(48)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Twelve Months Ended December 31, 2024
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit losses were not previously recorded	—	—	(1)	(1)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	1	—	1

Balance, end of period	$(2)	$(4)	$(1)	$(8)
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
The proceeds and split between gross gains and losses, from sales of fixed maturity securities - available for sale and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$6,257	$3,849	$1,403
Gross gains from sales	166	35	40
Gross losses from sales	(160)	(327)	(127)

Proceeds from sales of equity securities	$37	$126	$2,217
Gross gains from sales	2	8	165
Gross losses from sales	(1)	—	(53)
Securities with a carrying value amount of $1.4 billion at December 31, 2024 were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 10 of the Notes to these Consolidated Financial Statements.
3.    FAIR VALUE
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
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third-party investment asset managers, review of pricing statistics and trends and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At December 31, 2024 and 2023, $2.2 billion and $2.0 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third-party pricing services are in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third-party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$669	$—	$669	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	7,010	—	6,492	518
Asset-backed securities	5,982	—	4,325	1,657
Mortgage-backed securities
Commercial	900	—	900	—
Agency residential	4,931	—	4,931	—
Non-agency residential	1,289	—	1,289	—
Foreign government securities	2,196	—	2,196	—
Foreign corporate securities	5,861	—	5,847	14
Total fixed maturities - available for sale	28,908	—	26,719	2,189

Equity securities, fair value	217	79	133	5
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$996	$—	$996	$—
Obligations of U.S. States and political subdivisions	128	—	128	—
Corporate securities	7,353	—	6,681	672
Asset-backed securities	5,618	—	4,313	1,305
Mortgage-backed securities
Commercial	1,000	—	1,000	—
Agency residential	4,695	—	4,695	—
Non-agency residential	443	—	443	—
Foreign government securities	1,967	—	1,967	—
Foreign corporate securities	5,540	—	5,524	16
Total fixed maturities - available for sale	27,740	—	25,747	1,993

Equity securities, fair value	188	70	118	—
(Some amounts may not reconcile due to rounding.)
The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2024				December 31, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance fixed maturities	$672	$1,305	$16	$1,993	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	—	1	—	4	—	—	4
Included in other comprehensive income (loss)	1	12	—	13	(2)	6	—	4
Purchases, issuances and settlements	(154)	339	(2)	183	(45)	305	—	260
Transfers in and/or (out) of Level 3 and reclassification
of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$518	$1,657	$14	$2,189	$672	$1,305	$16	$1,993

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(3)	$—	$—	$(3)	$9	$—	$—	$9
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 during 2024 or 2023.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 8 and 9 of the Notes to these Consolidated Financial Statements, respectively. Short-term investments are stated at cost, which approximates fair value.  See Note 1 of the Notes to these Consolidated Financial Statements.

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
In addition, $239 million and $274 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
4.    RESERVE FOR LOSSES AND LAE
Reserve for losses and LAE.
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Gross reserves beginning of period	$24,604	$22,065	$19,009
Less reinsurance recoverables on unpaid losses	(2,098)	(2,105)	(1,946)
Net reserves beginning of period	22,506	19,960	17,063

Incurred related to:
Current year	9,967	8,432	8,102
Prior years	1,337	(5)	(2)
Total incurred losses and LAE	11,305	8,427	8,100

Paid related to:
Current year	1,258	1,379	1,220
Prior years	5,279	4,731	3,740
Total paid losses and LAE	6,537	6,110	4,960

Foreign exchange/translation adjustment	(298)	229	(243)

Net reserves end of period	26,975	22,506	19,960
Plus reinsurance recoverables on unpaid losses	2,915	2,098	2,105
Gross reserves end of period	$29,889	$24,604	$22,065
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $10.0 billion, $8.4 billion and $8.1 billion in 2024, 2023 and 2022, respectively. The increase in current year incurred losses from 2023 to 2024 was primarily related to an increase of $1.1 billion in current year attritional losses, resulting from the impact of the increase in premiums earned and changes in the mix of business, as well as an increase of $423 million in current year catastrophe losses.
Gross and net reserves increased in 2023, reflecting an increase in underlying exposure due to premium growth, year over year and changes in the mix of business, partially offset by a decrease of $585 million in 2023 current year catastrophe losses compared to 2022.
Incurred prior years unfavorable development in losses was $1.3 billion in 2024. Incurred prior years favorable development in losses was $5 million in 2023 and $2 million in 2022. The net unfavorable development on prior year reserves of $1.3 billion in 2024 is primarily comprised of $1.1 billion of unfavorable development on prior years attritional losses for the Insurance segment, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines and $403 million of unfavorable development on prior years attritional losses for Other segment, mainly related to certain sports and leisure lines for accident years 2019 through 2023, including A&E reserve strengthening of $54 million resulting in a 3-year net asbestos survival ratio of 7 years. In addition, the Reinsurance segment recorded $684 million of unfavorable development on prior year casualty reserves. This unfavorable development in the Reinsurance segment was largely offset by favorable development booked on property and mortgage lines. The net favorable development on prior year reserves of $5 million in 2023 is comprised of $401 million of favorable development on prior years attritional losses for reinsurance lines, mainly related to mortgage and short-tail lines of business, mostly offset by $285 million of unfavorable development on prior years attritional losses for insurance lines, mainly related to casualty lines for accident years from 2016 through 2019 as well as $110 million of unfavorable development on prior years attritional losses for other lines. The favorable development on prior year reserves of $2 million in 2022 is primarily driven by better than expected loss emergence in workers’ compensation and surety lines of business, as well as attritional property.
The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary information.
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

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

December 31, 2024
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$12,810
Reinsurance Property	6,028
Insurance Casualty	5,891
Insurance Property	762
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance (1)	25,491

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	73
Reinsurance Property	624
Insurance Casualty	1,750
Insurance Property	237
Total reinsurance recoverable on unpaid claims (1)	2,683

Insurance lines other than short-duration	—
Unallocated claims adjustment expenses	316
Other (2)	1,400
1,716

Total gross liability for unpaid claims and claim adjustment expense	$29,889
(Some amounts may not reconcile due to rounding.)
(1) Amounts disclosed are for reinsurance and insurance reportable segments.
(2) The other amount is primarily comprised of the new Other segment, which includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.
The following tables present the ultimate loss and allocated LAE and the paid loss and allocated LAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.
Reinsurance - Casualty Business

											At December 31, 2024
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$777	$821	$818	$815	$799	$835	$835	$833	$832	$845	$45	N/A
2016		792	870	867	862	938	940	970	1,000	1,022	52	N/A
2017			875	834	841	922	931	986	1,051	1,079	24	N/A
2018				1,447	1,445	1,522	1,553	1,621	1,718	1,775	246	N/A
2019					1,761	1,826	1,828	1,853	1,893	1,954	346	N/A
2020						1,957	1,928	1,907	1,869	1,911	588	N/A
2021							2,491	2,487	2,427	2,518	1,229	N/A
2022								2,730	2,688	2,739	1,658	N/A
2023									2,958	3,123	2,315	N/A
2024										3,275	2,756	N/A
										$20,240
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$56	$158	$265	$410	$499	$567	$613	$650	$677	$702
2016		89	189	323	429	542	618	693	762	826
2017			80	186	317	458	582	681	790	917
2018				188	296	497	652	828	1,008	1,214
2019					239	364	533	735	963	1,234
2020						205	307	486	720	987
2021							206	319	542	845
2022								184	345	646
2023									201	422
2024										256
										$8,048
All outstanding liabilities prior to 2015, net of reinsurance										617
Liabilities for claims and claim adjustment expenses, net of reinsurance										$12,810
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	8.4%	6.7%	10.4%	11.6%	11.6%	10.4%	9.2%	7.9%	4.9%	2.9%
Reinsurance - Property Business

											At December 31, 2024
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$1,378	$1,037	$956	$930	$933	$925	$927	$924	$921	$911	$—	N/A
2016		1,681	1,502	1,538	1,532	1,510	1,511	1,507	1,509	1,502	1	N/A
2017			2,773	3,396	3,507	3,636	3,681	3,692	3,705	3,724	3	N/A
2018				2,594	2,469	2,471	2,409	2,362	2,347	2,382	3	N/A
2019					2,005	2,036	1,981	1,866	1,869	1,920	2	N/A
2020						2,388	2,461	2,405	2,377	2,379	3	N/A
2021							2,745	2,770	2,692	2,582	14	N/A
2022								3,202	2,880	2,586	261	N/A
2023									2,788	2,411	662	N/A
2024										3,940	2,214	N/A
										$24,337
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$369	$591	$740	$823	$850	$871	$879	$884	$888	$889
2016		459	946	1,056	1,080	1,089	1,081	1,082	1,084	1,128
2017			810	2,170	2,733	3,117	3,313	3,407	3,482	3,590
2018				534	1,509	1,857	2,047	2,121	2,184	2,307
2019					714	1,159	1,482	1,645	1,771	1,934
2020						571	1,302	1,706	1,989	2,251
2021							679	1,523	2,014	2,420
2022								619	1,364	1,896
2023									600	1,165
2024										774
										$18,355
All outstanding liabilities prior to 2015, net of reinsurance										46
Liabilities for claims and claim adjustment expenses, net of reinsurance										$6,028
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	25.2%	31.2%	16.2%	10.0%	5.4%	3.2%	2.4%	1.9%	2.0%	0.2%
Insurance - Casualty Business

											At December 31, 2024
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$487	$492	$500	$503	$427	$426	$427	$434	$426	$445	$11	27,331
2016		504	510	538	557	489	474	478	488	494	17	31,267
2017			559	557	567	585	559	559	584	580	32	34,793
2018				643	648	679	685	697	772	811	64	34,838
2019					774	777	797	804	953	1,089	145	37,837
2020						912	989	977	975	1,096	273	39,675
2021							1,117	1,159	1,153	1,353	464	44,458
2022								1,241	1,239	1,597	739	46,433
2023									1,424	1,740	1,125	44,372
2024										1,788	1,546	33,512
										$10,993
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$43	$127	$208	$270	$325	$351	$379	$397	$409	$417
2016		51	156	253	314	362	398	430	448	460
2017			52	165	263	343	404	467	493	527
2018				61	196	296	407	539	623	678
2019					69	218	364	498	646	828
2020						63	229	372	531	659
2021							105	246	428	655
2022								79	282	578
2023									93	311
2024										85
										$5,200
All outstanding liabilities prior to 2015, net of reinsurance										97
Liabilities for claims and claim adjustment expenses, net of reinsurance										$5,891
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.4%	14.3%	15.3%	14.2%	12.7%	11.5%	6.1%	4.6%	2.6%	1.9%
Insurance - Property Business

											At December 31, 2024
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$179	$169	$159	$160	$161	$162	$163	$165	$164	$165	$1	N/A
2016		289	281	284	292	297	299	300	302	301	2	N/A
2017			486	494	486	494	496	508	509	506	1	N/A
2018				403	399	401	410	428	436	435	3	N/A
2019					347	352	350	365	380	375	6	N/A
2020						601	508	498	503	492	10	N/A
2021							646	585	602	628	37	N/A
2022								770	796	698	42	N/A
2023									717	669	94	N/A
2024										597	192	N/A
										$4,864
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
(Dollars in millions)
2015	$107	$153	$155	$158	$160	$161	$162	$163	$163	$164
2016		167	249	272	290	296	297	299	299	299
2017			176	416	452	477	493	505	504	505
2018				240	356	376	407	424	429	431
2019					226	313	335	355	363	368
2020						292	413	450	465	473
2021							325	482	544	565
2022								377	567	594
2023									400	503
2024										200
										$4,102
All outstanding liabilities prior to 2015, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										762
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	54.0%	30.4%	6.3%	4.6%	2.5%	1.4%	0.3%	0.1%	—%	0.3%

Reserving Methodology
The Company maintains reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.
The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements. Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded in the Company’s records. For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Experienced Claims staff handle individual loss reports and supporting claim information. Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting and Internal Audit departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.
The Company segments both reinsurance and insurance reserves into exposure groupings for actuarial analysis. The Company assigns business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses. The Company periodically reviews its exposure groupings and may change groupings over time as business changes. The Company currently uses approximately 250 exposure groupings to develop reserve estimates. One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines. Casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less uncertainty than those for the longer tail lines.
The Company uses a variety of actuarial methodologies, such as the expected loss ratio method, chain ladder methods and Bornhuetter-Ferguson methods, supplemented by judgment where appropriate, to estimate ultimate loss and LAE for each exposure group.
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
Chain Ladder Method: Chain ladder methods use a standard loss development triangle to project ultimate losses. Age-to-age development factors are selected for each development period and combined to calculate age-to-ultimate development factors which are then applied to paid or reported losses to project ultimate losses. This method relies entirely on actual paid or reported losses to project ultimate losses. No other factors such as changes in pricing or other expectations are taken into account. It is most appropriate for groups with homogeneous, stable experience where past development patterns are expected to continue in the future. It is least appropriate for groups which have changed significantly over time, or which are more volatile.
Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson method is a combination of the expected loss ratio method and the chain ladder method. Ultimate losses are projected based partly on actual paid or reported losses and partly on expectation. IBNR reserves are calculated using earned premium, an a priori loss ratio and selected age-to-age development factors and added to actual reported (paid) losses to determine ultimate losses. It is more responsive to actual reported or paid development than the expected loss ratio method but less responsive than the chain ladder method.
For both short and long tail lines, the Company supplements these general approaches with analytically based judgments. Although the Company uses similar actuarial methods for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows the Company to have greater confidence in its estimates of ultimate losses at an earlier stage than for long tail lines. For immature underwriting or accident years, the initial expected loss ratios are key inputs that involve management’s judgment and are based on a variety of factors, including: (1) expected loss ratios developed during the Company’s pricing process; (2) historical loss ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment.
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
Certain reserves, including losses from widespread catastrophic events and COVID-19 related losses, cannot be estimated using traditional actuarial methods. Rather, loss and LAE reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: (1) estimating the size of insured industry losses; (2) reviewing portfolios to identify contracts which are exposed; (3) reviewing information reported or otherwise provided by customers and brokers; (4) discussing the loss with customers and brokers; and (5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on management’s judgment. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
Because catastrophe losses are typically due to prominent, public events such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical modeling agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical modeling agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. The Company sets its initial estimates of reserves for loss and LAE for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical modeling agencies, although management may make significant adjustments based on the Company’s current exposure to the geographic region involved as well as the size of the loss and the peril involved.
In general, reserves for the Company’s more recent large losses are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses, uncertainty as to which contracts have been exposed, uncertainty due to complex legal and coverage issues that can arise out of large or complex losses and uncertainty as to the magnitude of losses and LAE incurred by the Company’s customers. As the Company’s losses age, more information becomes available, and the Company believes its estimates become more certain.
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
The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley Insurance Company’s (“Mt. McKinley”), a former wholly owned subsidiary that was sold in 2015, direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance, under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023	2022
Gross basis:
Beginning of period reserves	$247	$278	$175
Incurred losses	62	—	144
Paid losses	(49)	(31)	(42)
End of period reserves	$260	$247	$278

Net basis:
Beginning of period reserves	$232	$257	$156
Incurred losses	54	—	138
Paid losses	(43)	(25)	(37)
End of period reserves	$242	$232	$257
(Some amounts may not reconcile due to rounding.)
In 2015, the Company sold Mt. McKinley to Clearwater Insurance Company (“Clearwater”), a subsidiary of Fairfax Financial. Concurrently with the closing, the Company entered into a retrocession treaty with an affiliate of Clearwater.  Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which related entirely to A&E business and had been reinsured by Bermuda Re.  As consideration for entering into the retrocession treaty, Everest Re Bermuda transferred cash of $140 million, an amount equal to the net loss reserves as of the closing date.  The maximum liability retroceded under the retrocession treaty will be $440 million, equal to the retrocession payment plus $300 million.  The Company will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty.
On December 20, 2019, the retrocession treaty was amended and included a partial commutation. As a result of this amendment and partial commutation, gross A&E reserves and correspondingly reinsurance receivable were reduced by $43 million. In addition, the maximum liability permitted to be retroceded increased to $450 million.
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $3.1 billion and $2.3 billion at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, $395 million, or 12.6%, was receivable from Mt. Logan Re, Ltd. (“Mt. Logan Re”) collateralized segregated accounts; $316 million, or 10.1%, was receivable from Munich Reinsurance America, Inc. and $187 million, or 6.0%, was recoverable from Endurance Reinsurance Corporation of America. No other retrocessionaire accounted for more than 5% of our receivables.
5.    REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and LAE reserves that may be ceded under the terms of the reinsurance agreements, including IBNR unpaid losses. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and LAE. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 4 and Note 10 of the Notes to these Consolidated Financial Statements.

Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days. To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration and establishes limits tiered by reinsurer credit rating.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets.
See Note 1C of the Notes to these Consolidated Financial Statements for discussion of allowance on reinsurance recoverables.
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
Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Written premiums:
Direct	$5,115	$5,031	$4,602
Assumed	13,117	11,606	9,350
Ceded	(2,418)	(1,907)	(1,608)
Net written premiums	$15,814	$14,730	$12,344

Premiums earned:
Direct	$4,977	$4,733	$4,218
Assumed	12,458	10,518	9,082
Ceded	(2,248)	(1,807)	(1,513)
Net premiums earned	$15,187	$13,443	$11,787

Incurred losses and LAE:
Direct	$5,465	$3,209	$2,804
Assumed	7,464	5,870	6,285
Ceded	(1,624)	(651)	(988)
Net incurred losses and LAE	$11,305	$8,427	$8,100
6.    SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, Singapore, the United Kingdom (“U.K.”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland, and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

Our two reportable segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.

During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, during the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively within this Form 10-K, including Schedule III - Supplementary Insurance Information. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
The Company does not review and evaluate the financial results of its segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following tables present segment underwriting results for the periods indicated:

	Year Ended December 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$12,941	$5,078	$212	$18,232
Net written premiums	11,969	3,678	167	15,814

Premiums earned	$11,412	$3,579	$197	$15,187
Incurred losses and LAE	7,103	3,622	580	11,305
Commission and brokerage	2,837	439	24	3,300
Other underwriting expenses	290	615	33	938
Underwriting gain (loss)	$1,181	$(1,097)	$(440)	$(356)

Net investment income				1,954
Net gains (losses) on investments				19
Corporate expenses				(95)
Interest, fee and bond issue cost amortization expense				(149)
Other income (expense)				121
Income (loss) before taxes				$1,493

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$11,460	$4,888	$289	$16,637
Net written premiums	10,802	3,704	225	14,730

Premiums earned	$9,799	$3,420	$225	$13,443
Incurred losses and LAE	5,690	2,471	266	8,427
Commission and brokerage	2,520	410	22	2,952
Other underwriting expenses	254	556	35	846
Underwriting gain (loss)	$1,334	$(18)	$(98)	$1,219

Net investment income				1,434
Net gains (losses) on investments				(276)
Corporate expenses				(73)
Interest, fee and bond issue cost amortization expense				(134)
Other income (expense)				(14)
Income (loss) before taxes				$2,154

	Year Ended December 31, 2022
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$9,246	$4,426	$279	$13,952
Net written premiums	8,917	3,223	204	12,344

Premiums earned	$8,596	$2,998	$194	$11,787
Incurred losses and LAE	5,962	2,040	98	8,100
Commission and brokerage	2,116	399	14	2,528
Other underwriting expenses	216	438	28	682
Underwriting gain (loss)	$302	$121	$54	$477

Net investment income				830
Net gains (losses) on investments				(455)
Corporate expenses				(61)
Interest, fee and bond issue cost amortization expense				(101)
Other income (expense)				(102)
Income (loss) before taxes				$588
The following table below presents gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	United States	Europe	All other

2024	57%	25%	18%
2023	58%	24%	18%
2022	63%	22%	15%
Approximately 21.9%, 20.4% and 20.0% of the Company’s gross written premiums in 2024, 2023 and 2022, respectively, were sourced through the Company’s largest intermediary.
7.    CREDIT FACILITIES
As of December 31, 2024, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £113 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee the uncommitted capacity will be available to us on a future date.
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$500	$455	12/31/2025	$500	$97	6/24/2024
					71	6/28/2024
					318	12/31/2024
	$500	$455		$500	$486
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility- Committed	$230	$—	1/21/2025	$230	$—	01/21/2024
		4	2/28/2025		4	02/29/2024
		2	3/1/2025		1	3/1/2024
		1	3/15/2025		3	9/23/2024
		3	9/23/2025		1	12/1/2024
		1	12/1/2025		—	12/16/2024
		—	12/16/2025		—	12/20/2024
		—	12/20/2025		217	12/31/2024
		197	12/31/2025		1	8/15/2025
		1	8/15/2026
Bermuda Re Citibank LOC Facility - Uncommitted	140	75	12/31/2025	140	105	12/31/2024
		7	12/30/2028		7	12/30/2027
Total Citibank Bilateral Agreement	$370	$293		$370	$340
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$193	12/31/2025	$200	$192	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2025	$150	$150	12/31/2024
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$244	12/31/2025	$250	$235	12/31/2024
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Bank Credit Facility
Effective November 3, 2021, Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement referred to as the “Bermuda Re Barclays Credit Facility”. The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective October 30, 2024, the agreement was amended to extend the availability of the committed issuance for three years.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$150	12/30/2025	$200	$168	12/30/2024
	—	14	12/31/2025	—	14	12/31/2024
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$164		$200	$182
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024			At December 31, 2023
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2025	$200	$200	12/31/2024
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2025	100	100	12/31/2024
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)
Everest International Reinsurance, Ltd. Funds at Lloyds Syndicated Letter of Credit Facility
Effective October 30, 2024, Everest International entered into a letter of credit issuance facility with a syndicate of banks including Lloyds Bank plc, Commerzbank AG, London Branch and ING Bank N.V., London Branch, referred to as the “Funds at Lloyds Syndicated Letter of Credit Facility”. The Everest International Reinsurance Funds at Lloyds Syndicated Letter of Credit Facility provides for the committed issuance of up to £113 million of unsecured letters of credit to support Everest Corporate Member Limited’s Funds at Lloyds requirements.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry
Everest International Reinsurance, Ltd. Funds at Lloyds Syndicated Letter of Credit Facility	£113	£107	11/1/2028
(Some amounts may not reconcile due to rounding.)
Everest Reinsurance Company (Ireland), dac Commerzbank Letter of Credit Facility
Effective December 30, 2024, Ireland Re entered into a letter of credit issuance facility with Commerzbank AG, New York Branch, referred to as the “Commerzbank Letter of Credit Facility”. The Ireland Re Commerzbank Letter of Credit Facility provides for the committed issuance of up to €75 million of unsecured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry
Everest Reinsurance Company (Ireland), dac Commerzbank Letter of Credit Facility	€75	€20	12/31/2025
(Some amounts may not reconcile due to rounding.)

Federal Home Loan Bank Membership
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2024, Everest Re had statutory admitted assets of approximately $30.8 billion which provides borrowing capacity of up to approximately $3.1 billion. As of December 31, 2024, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $45 million and $30 million for the years ended December 31, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of December 31, 2024, Everest Re had $1.3 billion of collateral pledged.
8.    SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				December 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$347	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	681	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	620	970	688
			$2,400	$2,350	$1,648	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2022
4.868% Senior Notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior Notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior Notes	semi-annually	April 15/October 15	32	32	32
			$86	$86	$86
(Some amounts may not reconcile due to rounding.)
9.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$215	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2024 to February 18,

2025 is 7.17%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus a spread.
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
Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Interest expense incurred	$17	$17	$9
10.    COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2024	2023
Collateral in trust for non-affiliated agreements	$3,241	$3,208
Collateral for secured letter of credit facilities	1,386	1,438
Collateral for FHLB borrowings	1,294	1,077
Securities on deposit with or regulated by government authorities	1,406	1,447
Funds at Lloyd's	341	538
Funds held by reinsureds	1,218	1,135
Total restricted assets	$8,885	$8,843
Restricted cash is included in cash on the consolidated balance sheets. At December 31, 2024 and December 31, 2023, the Company had restricted cash of $397 million and $243 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.
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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2024	2023	2022
(Dollars in millions)
Ceded written premiums	433	246	201
Ceded earned premiums	376	242	206
Ceded losses and LAE	188	64	191

Assumed written premiums	10	6	5
Assumed earned premiums	10	6	5
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

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of December 31, 2024			$1,150
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
The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
The Prudential	$136	$136
Other unaffiliated life insurance company	$32	$34
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
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2024	2023
Lease expense incurred:
Operating lease cost	$32	$30

	At December 31,
(Dollars in millions)	2024	2023
Operating lease right of use assets (1)	$108	$123
Operating lease liabilities (1)	126	143
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Operating cash flows from operating leases	$(24)	$(22)

	At December 31,
	2024	2023
Weighted average remaining operating lease term	9.2 years	9.8 years
Weighted average discount rate on operating leases	4.14%	4.03%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)	As of December 31,
2025	$21
2026	20
2027	17
2028	14
2029	13
Thereafter	67
Undiscounted lease payments	152
Less: present value adjustment	25
Total operating lease liability	$126
(Some amounts may not reconcile due to rounding.)
13.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2024			2023			2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$(167)	$70	$(97)	$843	$(101)	$743	$(2,332)	$295	$(2,037)
Reclassification of net realized losses (gains)
included in net income (loss) (1)	(18)	6	(12)	285	(41)	244	107	(18)	89
Foreign currency translation and other adjustments	(139)	11	(128)	64	(5)	59	(82)	5	(77)
Benefit plan actuarial net gain (loss)	43	(9)	34	19	(4)	15	18	(4)	15
Reclassification of benefit plan liability amortization
included in net income (loss)	(2)	—	(1)	2	—	2	3	(1)	2
Total other comprehensive income (loss)	$(283)	$79	$(204)	$1,214	$(151)	$1,063	$(2,285)	$277	$(2,008)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023
(Dollars in millions)
URA(D) of securities (1)	$(18)	$285	Net gains (losses) on investments
	6	(41)	Income tax expense (benefit)
	$(12)	$244	Net income (loss)

Benefit plan net gain (loss)	$(2)	$2	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$(1)	$2	Net income (loss)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Beginning balance of URA(D) of securities (1)	$(723)	$(1,709)
Current period change in URA(D) of securities	(109)	986
Ending balance of URA(D) of securities	(831)	(723)

Beginning balance of foreign currency translation and other adjustments	(195)	(254)
Current period change in foreign currency translation and other adjustments	(128)	59
Ending balance of foreign currency translation and other adjustments	(323)	(195)

Beginning balance of benefit plan net gain (loss)	(16)	(33)
Current period change in benefit plan net gain (loss)	33	17
Ending balance of benefit plan net gain (loss)	16	(16)

Ending balance of accumulated other comprehensive income (loss)	$(1,138)	$(934)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
14.    SHARE-BASED COMPENSATION PLANS
The Company has a 2020 Stock Incentive Plan (“2020 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”) and a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”).
The 2020 Employee Plan was established in June 2020. Under the 2020 Employee Plan, 1,400,000 common shares have been authorized to be granted as non-qualified share options, share appreciation rights, restricted share awards or performance share unit (“PSU”) awards to officers and key employees of the Company. At December 31, 2024, there were 554,882 remaining shares available to be granted under the 2020 Employee Plan. Through December 31, 2024, only non-qualified share options, restricted share awards and PSU awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2024, there were 34,617 remaining shares available to be granted under the 2009 Director Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2024, there were 264,704 remaining shares available to be granted under the 2003 Director Plan.
Options and restricted shares granted under the 2020 Employee Plan prior to January 1, 2024 vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement. Restricted shares granted under the 2020 Employee Plan after January 1, 2024 vest at the earliest of 33.3% per year over three years or in accordance with any applicable employment agreement. Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.
PSU awards granted under the 2020 Employee Plan will vest 100% after three years. The PSU awards represent the right to receive between 0 and 1.75 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The PSU valuation will be based partly on growth in book value per share over the three year vesting period, compared to designated peer companies. The remaining portion of the PSU valuation will be based upon operating return on equity for each of the separate operating years within the vesting period.
For share options, restricted shares and PSU awards granted under the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $63 million, $49 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $8 million, $7 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the year ended December 31, 2024, a total of 222,196 shares of restricted stock were granted on February 28, 2024, February 29, 2024, May 15, 2024, September 12, 2024 and November 7, 2024, with a fair value of $369.52, $367.04, $377.80, $376.58 and $365.61 per share, respectively. Additionally, 18,713 PSU awards were granted on February 28, 2024, with a fair value of $369.52 per unit. No share options were granted during the year ended December 31, 2024. For share options granted during previous years, the fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.
The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.6 million, $0.5 million and $0.6 million, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.
There have been no stock options granted since 2012. As of December 31, 2024, there were no stock options outstanding. Any remaining stock options were exercised in 2022. The aggregate intrinsic value (market price less exercise price) of options exercised during 2022 was $10 million. The cash received from the exercised share options during 2022 was $4 million. The tax benefit realized from the options exercised during 2022 was $2 million.
The following table summarizes the status of the Company’s restricted non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2024		2023		2022
Restricted (non-vested) Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	461,537	$313.05	479,630	$268.82	496,094	$247.76
Granted	222,196	369.62	181,646	382.01	203,598	300.38
Vested	147,655	292.15	155,110	261.60	162,579	246.41
Forfeited	68,893	333.54	44,629	297.23	57,483	262.28
Outstanding at December 31,	467,185	343.53	461,537	313.05	479,630	268.82
As of December 31, 2024, there was $113 million of total unrecognized compensation cost related to non-vested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022, was $43 million, $41 million and $40 million, respectively. The tax benefit realized from the shares vested for the years ended December 31, 2024, 2023 and 2022 were $9 million, $11 million and $9 million, respectively.
In addition to the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 324 common shares in 2024, 447 common shares in 2023 and 774 common shares in 2022 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of $0.1 million, $0.2 million and $0.2 million in 2024, 2023 and 2022.
The Company acquired 54,537, 56,832 and 69,833 common shares at a cost of $20 million, $22 million and $21 million in 2024, 2023 and 2022, respectively, from employees who chose to pay required withholding taxes and/or the exercise cost on option exercises or restricted share vestings by withholding shares.

The following table summarizes the status of the Company’s non-vested PSU awards and changes for the period indicated:

	Years Ended December 31,
	2024		2023		2022
Performance Share Unit Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	51,000	$—	54,861	$—	50,495	$—
Granted	18,713	369.52	14,975	382.39	18,340	301.54
Increase/(Decrease) on vesting units due to performance	8,354	—	(4,063)	—	3,028	—
Vested	24,053	386.81	14,023	340.44	15,919	274.37
Forfeited	1,332	—	750	—	1,083	—
Outstanding at December 31,	52,682	—	51,000	—	54,861	—
The Company acquired 11,336, 6,117 and 6,175 common shares at a cost of $4 million, $2 million and $2 million in 2024, 2023 and 2022, respectively, from employees who chose to pay required withholding taxes on PSU settlements by withholding shares.
15.    EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to the U.S. Internal Revenue Code (the “IRC”) limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits. Additionally, on November 15, 2023, the Company's Board approved the termination of the qualified defined benefit pension plan. In June 2024, the Company amended the qualified defined benefit pension plan to freeze all benefits accruals and terminate the plan effective June 30, 2024. Plan participants no longer accrue future plan benefits after June 30, 2024.
Plan assets consist primarily of shares in investment trusts with 100% of the underlying assets consisting of short-term investments.  The Company manages the qualified plan investments for U.S. employees.

Although not required to make contributions under U.S. Internal Revenue Service (the “IRS”) regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Company contributions	$3	$1	$6
The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Pension expense	$(15)	$5	$(2)

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$295	$291
Service cost	3	5
Interest cost	14	14
Actuarial (gain)/loss	(17)	9
Curtailment	(21)	—
Benefits paid	(15)	(25)
Projected benefit obligation at end of year	259	295

Change in plan assets:
Fair value of plan assets at beginning of year	308	285
Actual return on plan assets	35	48
Actual contributions during the year	3	1
Benefits paid	(15)	(25)
Fair value of plan assets at end of year	331	308

Funded status at end of year	$73	$13
(Some amounts may not reconcile due to rounding.)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Other assets (due beyond one year)	$76	$19
Other liabilities (due within one year)	(1)	(3)
Other liabilities (due beyond one year)	(3)	(3)
Net amount recognized in the consolidated balance sheets	$73	$13
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Accumulated income (loss)	$9	$(33)
Accumulated other comprehensive income (loss)	$9	$(33)
(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Other comprehensive income (loss) at December 31, prior year	$(33)	$(56)
Net gain (loss) arising during period	51	19
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	(9)	4
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$9	$(33)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$3	$5	$9
Interest cost	14	14	10
Expected return on assets	(22)	(19)	(25)
Amortization of actuarial loss from earlier periods	—	4	4
Settlement	(9)	—	1
Net periodic benefit cost	$(15)	$5	$(2)

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(42)	(23)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(57)	$(18)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2024, 2023 and 2022 were 5.00%, 5.25% and 2.86%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for January 2024 through April 2024 was 4.00%. The net periodic benefit cost was remeasured at May 1, 2024 due to plan curtailment. Rate of compensation increase is not applicable to calculate the net periodic benefit cost for May 2024 through December 2024. The rate of compensation increase used to determine the net periodic benefit cost for 2023 and 2022 was 4.00%.  The expected long-term rate of return on plan assets for 2024, 2023 and 2022 was 7.25%, 7.00% and 6.75% respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023 and 2022 were 5.00% and 5.25%, respectively. In 2024, the weighted average discount rate used to determine the actuarial present value of the projected benefit obligation, based on plan termination rates, was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums.
The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Qualified Plan	$255	$263
Non-qualified Plan	3	6
Total	$259	$269
(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Non-qualified Plan
Projected benefit obligation	$3	$6
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Non-qualified Plan
Accumulated benefit obligation	$3	$6
Fair value of plan assets	—	—
The following table displays the expected benefit payments in the periods indicated:

(Dollars in millions)
2025	$256
2026	1
2027	1
2028	—
2029	—
Next 5 years	1

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$331	$331	$—	$—
Total	$331	$331	$—	$—
(Some amounts may not reconcile due to rounding.)
(a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2	$2	$—	$—
Mutual funds, fair value
Fixed income (b)	73	73	—	—
Equities (c)	232	232	—	—
Total	$308	$308	$—	$—
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
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2024 and 2023.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to IRC limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $26 million, $22 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each international office maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the international offices ranged from 5.3% to 33.5%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The Company incurred expenses related to these plans of $9 million, $6 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.75% in 2024 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The Company incurred expenses of $(0.4) million, $(1) million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$22	$21
Service cost	—	1
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	(1)	(1)
Benefits paid	(1)	—
Benefit obligation at end of year	21	22

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	—
Benefits paid	(1)	—
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(21)	$(22)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(21)	(21)
Net amount recognized in the consolidated balance sheets	$(21)	$(22)
(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Accumulated income (loss)	$11	$11
Accumulated prior service credit (cost)	—	1
Accumulated other comprehensive income (loss)	$12	$12

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Other comprehensive income (loss) at December 31, prior year	$12	$14
Net gain (loss) arising during period	1	1
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(1)	(2)
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$12	$12
Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$—	$1	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	—
Net gain recognition	(1)	(2)	—
Net periodic cost	$—	$(1)	$1

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	1	2

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$—	$1
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2024, 2023 and 2022 were 5.00%, 5.25% and 2.86%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year-end 2024, 2023 and 2022 were 5.64%, 5.00% and 5.25%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2025	$1
2026	1
2027	1
2028	1
2029	1
Next 5 years	7
16.    INCOME TAXES

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this Guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.

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

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Current tax expense (benefit):
U.S.	$152	$284	$76
Non-U.S.	19	7	5
Total current tax expense (benefit)	171	291	81
Deferred tax expense (benefit):
U.S.	(52)	(76)	(90)
Non-U.S.	1	(578)	—
Total deferred tax expense (benefit)	(51)	(654)	(90)

Total income tax expense (benefit)	$120	$(363)	$(9)
(Some amounts may not reconcile due to rounding.)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
	2024		2023		2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$(891)	$536	$533	$686	$(81)	$558
Net investment income	1,219	734	954	479	607	223
Net realized capital gains (losses)	34	(15)	(190)	(86)	(426)	(29)
Net derivative gain (loss)	—	—	—	1	—	—
Corporate expenses	(19)	(76)	(18)	(55)	(26)	(35)
Interest, fee and bond issue cost amortization expense	(150)	1	(134)	—	(101)	—
Other income (expense)	64	57	(13)	(3)	(6)	(96)
Pre-tax income (loss)	$257	$1,237	$1,132	$1,022	$(32)	$620

Expected tax provision at the applicable statutory rate(s)	54	19	238	26	(9)	—
Increase (decrease) in taxes resulting from:
Tax exempt income	(1)	—	(3)	—	(4)	—
Dividend received deduction	(3)	—	(2)	—	(3)	—
Proration	1	—	1	—	1	—
Affiliated preferred stock dividends	7	—	7	—	7	—
Creditable foreign premium tax	(14)	—	(14)	—	(11)	—
Share-based compensation tax benefits formerly in APIC	(1)	—	(3)	—	(3)	—
BEAT Tax	66	—	—	—	—	—
Valuation allowance	—	—	—	(13)	—	5
Bermuda corporate income tax	—	—	—	(578)	—	5
Insurance corporate-owned life insurance	(18)	—	(13)	—	(1)	—
Other	9	1	(3)	(6)	6	—
Total income tax provision	$100	$20	$208	$(571)	$(14)	$5
(Some amounts may not reconcile due to rounding.)
At December 31, 2024, 2023 and 2022, the Company had no Uncertain Tax Positions.
The Company’s 2014 through 2018 U.S. Federal tax returns are under audit by the IRS. Over several years, the Company had received and responded to a substantial number of Information Document Requests. In 2023, the IRS issued several insignificant Notice(s) of Proposed Adjustment and then a final Revenue Agent Report (“RAR”). In 2024, the Company responded to the RAR with substantial additional information which the IRS has been processing. The IRS requested, and we have signed, an extension of the audit to December 31, 2025.

For tax years 2019 and 2020, the Statute of Limitations has expired and, thus, the Federal income tax return for those years is no longer subject to IRS examination except to the extent the Company files an amended return.

Tax years 2021, 2022, and 2023 are open for examination by the U.S. Federal income tax jurisdiction.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Bermuda economic transition adjustment	$536	$536
Loss reserves	313	270
Unearned premium reserves	152	143
Net unrealized investment losses	138	67
Depreciation	55	44
Unrealized foreign currency losses	35	15
Net operating loss carryforward	24	18
Lease liability	23	27
Foreign tax credits	16	—
Capital loss carryforward	14	—
Equity compensation	10	8
Investment impairments	10	12
Uncollectible reinsurance reserves	—	3
Net unrealized losses on benefit plans	—	4
Other assets	21	22
Total deferred tax assets	1,347	1,169

Deferred tax liabilities:
Deferred acquisition costs	171	139
Net fair value income	74	74
Partnership investments	43	49
Right of use asset	19	23
Deferred investment income	12	—
Benefit plan asset	—	3
Other liabilities	13	11
Total deferred tax liabilities	332	299

Net deferred tax assets	1,015	870
Less: Valuation allowance	(25)	(15)
Total net deferred tax assets/(liabilities)	$990	$855
(Some amounts may not reconcile due to rounding.)

At December 31, 2024 and 2023, the Company had $25 million and $15 million of Valuation Allowances (“VA”), respectively. The VA is a result of our conclusion under U.S. GAAP accounting principles that the Australia, Colombia, Netherlands, Ireland, Italy, Switzerland, France, Germany, Singapore, Mexico, U.K., and U.S. jurisdictions could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative operating losses in recent years, cumulative capital losses and, therefore, an inability to demonstrate overall profitability within the specific jurisdiction. During the year ended December 31, 2024, the Company recorded an overall increase in its VA of $10 million. Tax effected U.K. Net Operating Losses (“NOLs”) of $11 million do not expire. Tax effected Irish NOLs of $4 million do not expire. Tax effected Spanish NOLs of $2 million do not expire. The remaining tax effected NOLs of $8 million arose in various jurisdictions and do not expire. Note that not all NOLs had a VA up against them.

At December 31, 2024 and 2023, the Company had $16 million and $0 million respectively of foreign tax credit (“FTC”) carryforwards. In 2024, there were approximately $9 million of U.S. FTCs and $7 million of non-US FTCs. The U.S. FTCs expire in 2034. The non-U.S. FTCs do not expire.

At December 31, 2024, $138 million of the Company’s deferred tax asset relates primarily to unrealized losses on available for sale fixed maturity securities. The unrealized losses on available for sale fixed maturity securities, primarily occurring in 2022, were the result of market conditions, including rising interest rates. Ultimate realization of these deferred tax assets depends on the Company’s ability and intent to hold the available for sale securities until they recover their value or mature. As of December 31, 2024, based on all the available evidence, the Company has concluded that the deferred tax asset related to the unrealized losses on the available for sale fixed maturity portfolio are, more likely than not, expected to be realized.
The Company follows ASU 2016-09 regarding the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $1 million, $2 million and $2 million related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2024, 2023 and, 2022, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.7 million, $0.6 million and $0.6 million in 2024, 2023 and 2022, respectively.
17.    DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Group and its operating subsidiaries are subject to various regulatory restrictions, including the amount of dividends that may be paid and the level of capital that the operating entities must maintain.  These regulatory restrictions are based upon statutory capital as opposed to GAAP basis equity or net assets.  Group and one of its primary operating subsidiaries, Bermuda Re, are regulated by Bermuda law and its other primary operating subsidiary, Everest Re, is regulated by Delaware law.   Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the Bermuda Monetary Authority (the “BMA”) and Everest Re is subject to the Risk-Based Capital Model (“RBC”) developed by the U.S. National Association of Insurance Commissioners (“NAIC”).  These models represent the aggregate regulatory restrictions on net assets and statutory capital and surplus.
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
Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $4.3 billion and $3.7 billion at December 31, 2024 and 2023, respectively.  The statutory net income of Bermuda Re was $1.4 billion, $1.5 billion and $603 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  Accordingly, as of

December 31, 2024, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $813 million.
Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $8.1 billion and $7.0 billion at December 31, 2024 and 2023, respectively.  The statutory net income of Everest Re was $74 million, $877 million and $294 million for the years ended December 31, 2024, 2023 and 2022.
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
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2024⁽³⁾	2023	2024	2023
Regulatory targeted capital	$—	$2,669	$4,799	$4,242
Actual capital	$4,323	$3,711	$8,126	$6,963
(1)Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3)The 2024 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2024 actual capital will exceed the targeted capital level. In accordance with guidance issued by the BMA in 2025, Bermuda Re has reflected the impacts of the ETA recognized in response to The 2023 Act in its 2024 regulatory targeted capital and actual capital.
18.    SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. In January 2025, wildfires impacted Southern California. The Company is estimating pre-tax net catastrophe losses to be in the range of $350 to $450 million for the first quarter 2025, net of any estimated recoveries or reinstatement premiums. The Company does not have any other subsequent events to report.

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2024

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Fair Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
Bonds:
U.S. government and government agencies	$688	$669	$669
State, municipalities and political subdivisions	75	70	70
Foreign government securities	2,330	2,196	2,196
Foreign corporate securities	6,099	5,861	5,861
Public utilities	449	424	424
All other corporate bonds	12,369	12,105	12,105
Mortgage - backed securities:
Commercial	965	900	900
Agency residential	5,205	4,931	4,931
Non-agency residential	1,291	1,289	1,289
Redeemable preferred stock	464	464	464
Total fixed maturities-available for sale	29,934	28,908	28,908

Fixed maturities - held to maturity
Bonds:
Foreign corporate securities	84	86	83
Public utilities	4	5	4
All other corporate bonds	656	647	650
Mortgage - backed securities:
Commercial	21	21	20
Total fixed maturities-held to maturity	765	759	757
Equity securities - at fair value (1)	212	217	217
Short-term investments	4,707	4,707	4,707
Other invested assets	5,392	5,392	5,392
Cash	1,549	1,549	1,549
Total investments and cash	$42,560	$41,533	$41,531
(Some amounts may not reconcile due to rounding.)
(1)Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in millions, except par value per share)	2024	2023

ASSETS:
Other invested assets (cost: 2024, $63; 2023, $38)	$63	$38
Short-term investments	8	—
Cash	5	9
Investment in subsidiaries, at equity in the underlying net assets	15,329	14,832
Long-term notes receivable, affiliated	600	50
Accrued investment income	—	2
Receivable from subsidiaries	17	13
Other assets	37	46
TOTAL ASSETS	$16,059	$14,989

LIABILITIES:
Long-term notes payable, affiliated	$2,173	$1,773
Due to subsidiaries	9	8
Other liabilities	2	6
Total liabilities	2,184	1,787

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2024) 74.3 and (2023) 74.2 outstanding before treasury shares	1	1
Additional paid-in capital	3,812	3,773
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($177) at 2024 and $(99) at 2023	(1,138)	(934)
Treasury shares, at cost; 31.3 shares (2024) and 30.8 shares (2023)	(4,108)	(3,908)
Retained earnings	15,309	14,270
Total shareholders' equity	13,875	13,202
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,059	$14,989
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
(Dollars in millions)
REVENUES:
Net investment income	$5	$4	$—
Other income (expense)	7	8	—
Net income (loss) of subsidiaries	1,510	2,641	648
Total revenues	1,522	2,653	648

EXPENSES:
Interest expense - affiliated	77	87	13
Other expenses	71	49	38
Total expenses	148	136	51

INCOME (LOSS) BEFORE TAXES	1,373	2,517	597

NET INCOME (LOSS)	$1,373	$2,517	$597

Other comprehensive income (loss) of subsidiaries, net of tax	(204)	1,063	(2,008)

COMPREHENSIVE INCOME (LOSS)	$1,169	$3,580	$(1,411)
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions, except share amounts)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,373	$2,517	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(1,510)	(2,641)	(648)
Cash dividends received from subsidiaries	969	365	476
Change in other assets and liabilities, net	7	(8)	28
Increase (decrease) in due to/from affiliates	(3)	2	2
Non-cash compensation expense	2	3	2
Net cash provided by (used in) operating activities	839	238	457

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(161)	(377)	(824)
Proceeds from fixed maturities sold - available for sale	—	23	—
Distribution from other invested assets	826	441	237
Cost of fixed maturities acquired - available for sale	—	(23)	—
Cost of other invested assets acquired	(852)	(479)	(26)
Net change in short-term investments	(8)	—	—
Proceeds from repayment of long term notes receivable - affiliated	50	50	—
(Issuance) of long term notes receivable - affiliated	(600)	(100)	—
Net cash provided by (used in) investing activities	(745)	(465)	(613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	36	23	26
Proceeds from public offering of common shares	—	1,445	—
Purchase of treasury shares	(200)	—	(61)
Dividends paid to shareholders	(334)	(288)	(255)
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	400	(965)	465
Net cash provided by (used in) financing activities	(98)	215	175

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—

Net increase (decrease) in cash	(4)	(13)	19
Cash, beginning of period	9	22	3
Cash, end of period	$5	$9	$22

Non-Cash Transactions:
Dividend of 4,297,463 shares of Everest Group, Ltd. (“Group”) common stock received by Group from Everest Preferred International Holdings (“Preferred Holdings”), a direct subsidiary	$—	$—	$1,405
Issuance of $1,773 million promissory note payable by Group to Preferred Holdings in exchange for 5,422,508 shares of Group common stock received by Group from Preferred Holdings	—	—	1,773
Capital contribution of 9,719,971 shares of Group common stock provided from Group to Everest Re Advisors, Ltd.	—	—	3,178
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
4.)Everest Group, Ltd. entered into a $215 million long-term note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of June 2022. The note was scheduled to pay interest annually at a rate of 3.11% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
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
7.)Everest Group, Ltd. entered into a $1.8 billion long-term note agreement with Everest Preferred International Holdings, an affiliated company, as of December 2022. The note will pay interest annually at a rate of 4.34% and is scheduled to mature in December 2052. At December 31, 2024, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
8.)Everest Group, Ltd. issued a $100 million long-term note agreement to Everest Reinsurance Bermuda, an affiliated company, as of May 2023. The note will pay interest annually at a rate of 3.72% and is scheduled to mature in May 2053. Everest Reinsurance Bermuda repaid $50 million to Everest Group, Ltd. in September 2023 and $50 million in May 2024 and the note is no longer outstanding as of December 31, 2024.
9.)Everest Group, Ltd. issued a $600 million long-term note agreement to Everest Reinsurance Holdings, Inc., an affiliated company, as of December 2024. The note will pay interest annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2024, this transaction was included within long-term notes receivable, affiliated in the condensed balance sheets of Everest Group, Ltd.
10.)Everest Group, Ltd. entered into a $100 million long-term note agreement with Everest International Reinsurance, an affiliated company, as of December 2024. The note will pay interest annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2024, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
11.)Everest Group, Ltd. entered into a $300 million long-term note agreement with Everest Reinsurance Bermuda, an affiliated company, as of December 2024. The note will pay interest annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2024, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
12.)Everest Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, an affiliated entity. On the condensed balance sheets, investments in Mt. Logan Re valued at $39 million and $46 million as of December 31,

2024 and 2023, respectively, have been recorded within other assets. On the condensed statements of operations, income (expense) of $8 million, $8 million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively, have been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
Segment
(Dollars in millions)
As of and Year Ended December 31, 2024
Reinsurance	$1,185	$19,708	$4,621	$11,412	$1,255	$7,103	$2,837	$290	$11,969
Insurance	270	8,841	2,635	3,579	605	3,622	439	615	3,678
Other	6	1,340	68	197	94	580	24	33	167
Total	$1,461	$29,889	$7,324	$15,187	$1,954	$11,305	$3,300	$938	$15,814

As of and Year Ended December 31, 2023
Reinsurance	$967	$17,327	$4,009	$9,799	$984	$5,690	$2,520	$254	$10,802
Insurance	271	6,338	2,504	3,420	391	2,471	410	556	3,704
Other	9	939	109	225	59	266	22	35	225
Total	$1,247	$24,604	$6,622	$13,443	$1,434	$8,427	$2,952	$846	$14,730

As of and Year Ended December 31, 2022
Reinsurance	$708	$15,756	$2,881	$8,596	$574	$5,962	$2,116	$216	$8,917
Insurance	243	5,438	2,153	2,998	219	2,040	399	438	3,223
Other	11	871	113	194	37	98	14	28	204
Total	$962	$22,065	$5,147	$11,787	$830	$8,100	$2,528	$682	$12,344
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2024
Total property and liability insurance premiums earned	$4,977	$2,248	$12,458	$15,187	82.0%

December 31, 2023
Total property and liability insurance premiums earned	$4,733	$1,807	$10,518	$13,443	78.2%

December 31, 2022
Total property and liability insurance premiums earned	$4,218	$1,513	$9,082	$11,787	77.1%