Form 10-Q
period 2025-03-31
EVEREST GROUP, LTD.
filed 2025-05-02
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 25, 2025
Common Shares, $0.01 par value	42,534,728

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
•the effects of measures taken by domestic or foreign governments on our business, including but not limited to the impact of tariffs imposed or threatened by the U.S. or foreign governments;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$31,824	$28,908
(amortized cost: 2025, $32,505; 2024, $29,934, credit allowances: 2025, $(37); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $702; 2024, $759, net of credit allowances: 2025, $(8); 2024, $(8))	695	757
Equity securities, at fair value	168	217
Other invested assets	5,425	5,392
Short-term investments	2,949	4,707
Cash	1,567	1,549
Total investments and cash	42,628	41,531
Accrued investment income	391	368
Premiums receivable (net of credit allowances: 2025, $(61); 2024, $(54))	5,619	5,378
Reinsurance paid loss recoverables (net of credit allowances: 2025, $(42); 2024, $(41))	377	207
Reinsurance unpaid loss recoverables	3,175	2,915
Funds held by reinsureds	1,237	1,218
Deferred acquisition costs	1,494	1,461
Prepaid reinsurance premiums	845	869
Income tax asset, net	1,126	1,223
Other assets (net of credit allowances: 2025, $(9); 2024, $(9))	1,239	1,171
TOTAL ASSETS	$58,132	$56,341

LIABILITIES:
Reserve for losses and loss adjustment expenses	$31,512	$29,889
Unearned premium reserve	7,253	7,324
Funds held under reinsurance treaties	9	27
Amounts due to reinsurers	781	701
Losses in course of payment	275	241
Senior notes	2,350	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	7	84
Other liabilities	526	590
Total liabilities	43,993	42,466

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2025) 74.4 and (2024) 74.3
outstanding before treasury shares	1	1
Additional paid-in capital	3,799	3,812
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(116) at 2025 and $(177) at 2024	(786)	(1,138)
Treasury shares, at cost; 31.9 shares (2025) and 31.3 shares (2024)	(4,308)	(4,108)
Retained earnings	15,434	15,309
Total shareholders' equity	14,140	13,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,132	$56,341
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2025	2024
	(unaudited)
REVENUES:
Premiums earned	$3,852	$3,652
Net investment income	491	457
Net gains (losses) on investments	(7)	(7)
Other income (expense)	(73)	31
Total revenues	4,263	4,133

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,893	2,237
Commission, brokerage, taxes and fees	824	782
Other underwriting expenses	238	224
Corporate expenses	21	22
Interest, fees and bond issue cost amortization expense	38	37
Total claims and expenses	4,015	3,302

INCOME (LOSS) BEFORE TAXES	248	832
Income tax expense (benefit)	39	99

NET INCOME (LOSS)	$210	$733

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	284	(158)
Reclassification adjustment for realized losses (gains) included in net income (loss)	4	5
Total URA(D) of securities arising during the period	289	(153)

Foreign currency translation and other adjustments	64	(38)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	352	(191)

COMPREHENSIVE INCOME (LOSS)	$562	$542

EARNINGS PER COMMON SHARE:
Basic	$4.90	$16.87
Diluted	4.90	16.87
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except dividends per share amounts)	2025	2024
	(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	43.0	43.4
Issued (redeemed) during the period, net	0.2	0.2
Treasury shares acquired	(0.6)	(0.1)
Balance end of period	42.5	43.5

COMMON SHARES (par value):
Balance beginning of period	$1	$1
Issued during the period, net	—	—
Balance end of period	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,812	3,773
Share-based compensation plans	(13)	(5)
Balance end of period	3,799	3,768

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,138)	(934)
Net increase (decrease) during the period	352	(191)
Balance end of period	(786)	(1,125)

RETAINED EARNINGS:
Balance beginning of period	15,309	14,271
Net income (loss)	210	733
Dividends declared ($2.00 per share in 1Q 2025 and $1.75 per share in 1Q 2024)	(85)	(76)
Balance, end of period	15,434	14,927

TREASURY SHARES AT COST:
Balance beginning of period	(4,108)	(3,908)
Purchase of treasury shares	(200)	(35)
Balance end of period	(4,308)	(3,943)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$14,140	$13,628
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(155)	(370)
Decrease (increase) in funds held by reinsureds, net	(35)	(33)
Decrease (increase) in reinsurance recoverables	(248)	(129)
Decrease (increase) in income taxes	35	82
Decrease (increase) in prepaid reinsurance premiums	71	(14)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,343	720
Increase (decrease) in unearned premiums	(152)	242
Increase (decrease) in amounts due to reinsurers	19	95
Increase (decrease) in losses in course of payment	29	—
Change in equity adjustments in limited partnerships	(47)	(59)
Distribution of limited partnership income	22	31
Change in other assets and liabilities, net	(131)	(188)
Non-cash compensation expense	6	16
Amortization of bond premium (accrual of bond discount)	(46)	(30)
Net (gains) losses on investments	7	7
Net cash provided by (used in) operating activities	928	1,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,085	736
Proceeds from fixed maturities sold - available for sale	127	407
Proceeds from fixed maturities matured/called/repaid - held to maturity	55	45
Proceeds from fixed maturities sold - held to maturity	10	—
Proceeds from equity securities sold	50	—
Distributions from other invested assets	132	100
Cost of fixed maturities acquired - available for sale	(3,650)	(1,971)
Cost of fixed maturities acquired - held to maturity	(2)	(27)
Cost of equity securities acquired	—	(33)
Cost of other invested assets acquired	(103)	(138)
Net change in short-term investments	1,804	(252)
Net change in unsettled securities transactions	(77)	284
Net cash provided by (used in) investing activities	(569)	(849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(19)	(21)
Purchase of treasury shares	(200)	(35)
Dividends paid to shareholders	(85)	(76)
Cost of shares withheld on settlements of share-based compensation awards	(19)	(21)
Net cash provided by (used in) financing activities	(324)	(153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	7

Net increase (decrease) in cash	17	107
Cash, beginning of period	1,549	1,437
Cash, end of period	$1,567	$1,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$1	$16
Interest paid	16	16

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$8	$—
Non-cash restructure of fixed maturity securities - available for sale and other invested assets	34	—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2025 and 2024
1.GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2025.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2025 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2025. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$624	$—	$3	$(22)	604
Obligations of U.S. states and political subdivisions	74	—	—	(6)	68
Corporate Securities	8,884	(36)	85	(247)	8,686
Asset-backed Securities	5,588	—	25	(22)	5,591
Mortgage-backed securities
Commercial	957	—	3	(54)	906
Agency Residential	5,561	—	36	(221)	5,377
Non-agency Residential	1,452	—	23	(4)	1,471
Foreign government securities	2,381	—	17	(129)	2,269
Foreign corporate securities	6,984	—	85	(216)	6,853
Total fixed maturity securities - available for sale	$32,505	$(37)	$277	$(921)	$31,824
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$5	$(24)	$669
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	7,288	(35)	57	(299)	7,010
Asset-backed securities	5,994	—	28	(39)	5,982
Mortgage-backed securities
Commercial	965	—	1	(66)	900
Agency residential	5,205	—	13	(287)	4,931
Non-agency residential	1,291	—	9	(11)	1,289
Foreign government securities	2,330	—	13	(147)	2,196
Foreign corporate securities	6,099	—	42	(279)	5,861
Total fixed maturity securities - available for sale	$29,934	$(36)	$167	$(1,157)	$28,908
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$169	$(2)	$5	$(3)	$169
Asset-backed Securities	435	(4)	5	(6)	430
Mortgage-backed securities
Commercial	15	—	—	—	15
Foreign corporate securities	84	(1)	6	—	88
Total fixed maturity securities - held to maturity	$703	(8)	$16	$(9)	$702
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate Securities	$177	$(2)	$5	$(4)	$175
Asset-backed Securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,181	$1,141	$1,116	$1,080
Due after one year through five years	10,784	10,604	8,774	8,480
Due after five years through ten years	5,299	5,151	4,764	4,523
Due after ten years	1,683	1,584	1,826	1,723
Asset-backed securities	5,588	5,591	5,994	5,982
Mortgage-backed securities
Commercial	957	906	965	900
Agency residential	5,561	5,377	5,205	4,931
Non-agency residential	1,452	1,471	1,291	1,289
Total fixed maturity securities - available for sale	$32,505	$31,824	$29,934	$28,908
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$—	$—	$7	$7
Due after one year through five years	99	99	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	150	154	150	152
Asset-backed securities	435	430	484	477
Mortgage-backed securities
Commercial	15	15	21	21
Total fixed maturity securities - held to maturity	$703	$702	$765	$759
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$347	$(186)
Equity method investments	—	—
Change in URA(D), pre-tax	347	(186)
Deferred tax benefit (expense)	(59)	33
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$289	$(153)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2025 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$118	$(4)	$345	$(18)	$464	$(22)
Obligations of U.S. states and political subdivisions	9	—	37	(5)	47	(6)
Corporate securities	2,131	(47)	2,113	(199)	4,244	(245)
Asset-backed securities	907	(12)	246	(10)	1,153	(22)
Mortgage-backed securities
Commercial	41	(2)	763	(52)	803	(54)
Agency residential	1,964	(83)	1,164	(137)	3,128	(221)
Non-agency residential	299	(4)	25	—	324	(4)
Foreign government securities	667	(24)	837	(106)	1,505	(129)
Foreign corporate securities	1,148	(24)	1,824	(192)	2,972	(216)
Total	$7,284	$(200)	$7,355	$(720)	$14,639	$(920)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(2)
Total fixed maturity securities - available for sale	$7,302	$(201)	$7,355	$(720)	$14,656	$(921)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2025 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$185	$(6)	$578	$(33)	$763	$(39)
Due in one year through five years	1,985	(40)	2,839	(231)	4,825	(271)
Due in five years through ten years	1,373	(28)	1,217	(178)	2,590	(206)
Due after ten years	531	(26)	523	(78)	1,054	(104)
Asset-backed securities	907	(12)	246	(10)	1,153	(22)
Mortgage-backed securities	2,304	(89)	1,951	(190)	4,255	(279)
Total	$7,284	$(200)	$7,355	$(720)	$14,639	$(920)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(2)
Total fixed maturity securities - available for sale	$7,302	$(201)	$7,355	$(720)	$14,656	$(921)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2025 were $14.7 billion and $921 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at March 31, 2025, amounted to less than 1.4% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2025 comprised less than 0.8% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $201 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, asset-backed securities and foreign government securities. Of these unrealized losses, $189 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $720 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $704 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2024 were $18.3 billion and $1.2 billion, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at December 31, 2024, amounted to less than 1.6% of the overall fair value of the Company’s fixed maturity securities -

available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.9% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $324 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $319 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $833 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities. Of these unrealized losses, $810 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturities	$386	$352
Equity securities	1	1
Short-term investments and cash	48	38
Other invested assets
Limited partnerships	25	54
Other	30	20
Gross investment income before adjustments	490	465
Funds held interest income (expense)	12	6
Future policy benefit reserve income (expense)	—	—
Gross investment income	502	470
Investment expenses	11	13
Net investment income	$491	$457
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
The Company had contractual commitments to invest up to an additional $3.2 billion in limited partnerships and private placement loan securities at March 31, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2025 and December 31, 2024 is limited to the total carrying value of $3.6 billion and $3.6 billion, respectively, which are included in general and limited partnerships.
As of March 31, 2025, the Company has outstanding commitments totaling $2.1 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturity securities
Allowance for credit losses	$(1)	$2
Net realized gains (losses) from dispositions	(4)	(7)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	1
Gains (losses) from fair value adjustments	(2)	(2)
Total net gains (losses) on investments	$(7)	$(7)
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	—	—	—
Balance, end of period	$(36)	$—	$(37)
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

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(4)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	(2)	(5)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)

The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$127	$407
Gross gains from sales	5	11
Gross losses from sales	(9)	(18)

Proceeds from sales of fixed maturity securities - held to maturity	$10	$—
Gross gains from sales	—	—
Gross losses from sales	(1)	—

Proceeds from sales of equity securities	$50	$—
Gross gains from sales	—	1
Gross losses from sales	—	—
(Some amounts may not reconcile due to rounding.)
During the three months ended March 31, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
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
At March 31, 2025 and December 31, 2024, $2.2 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values are provided by the third party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$604	$—	$604	$—
Obligations of U.S. States and political subdivisions	68	—	68	—
Corporate securities	8,686	—	8,218	468
Asset-backed securities	5,591	—	3,839	1,752
Mortgage-backed securities
Commercial	906	—	906	—
Agency residential	5,377	—	5,377	—
Non-agency residential	1,471	—	1,471	—
Foreign government securities	2,269	—	2,269	—
Foreign corporate securities	6,853	—	6,839	14
Total fixed maturities - available for sale	31,824	—	29,590	2,234

Equity securities, fair value	168	78	86	5
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$669	$—	$669	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	7,010	—	6,492	518
Asset-backed securities	5,982	—	4,325	1,657
Mortgage-backed securities
Commercial	900	—	900	—
Agency residential	4,931	—	4,931	—
Non-agency residential	1,289	—	1,289	—
Foreign government securities	2,196	—	2,196	—
Foreign corporate securities	5,861	—	5,847	14
Total fixed maturities - available for sale	28,908	—	26,719	2,189

Equity securities, fair value	217	79	133	5
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	(6)	1	—	(5)
Purchases, issuances and settlements	(45)	94	—	49
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—
Ending balance of fixed maturities	$468	$1,752	$14	$2,234

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
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2025.
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

In addition, $257 million and $239 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Gross reserves beginning of period	$29,889	$24,604
Less reinsurance recoverables on unpaid losses	(2,915)	(2,098)
Net reserves beginning of period	26,975	22,506

Incurred related to:
Current year	2,893	2,237
Prior years	—	—
Total incurred losses and LAE	2,893	2,237

Paid related to:
Current year	410	319
Prior years	1,346	1,183
Total paid losses and LAE	1,755	1,502

Foreign exchange/translation adjustment	224	(114)

Net reserves end of period	28,337	23,127
Plus reinsurance recoverables on unpaid losses	3,175	2,084
Gross reserves end of period	$31,512	$25,211
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.9 billion and $2.2 billion for the three months ended March 31, 2025 and 2024, respectively. Gross and net reserves increased for the three months ended March 31, 2025, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $208 million of current year attritional losses in 2025 which includes $83 million of losses from the Washington D.C. aviation accident, compared to 2024, as well as an increase of $449 million in 2025 current year catastrophe losses.
6.SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom (“U.K.”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland, and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended March 31, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,219	$1,145	$28	$4,391
Net written premiums	2,811	896	27	3,735

Premiums earned	$2,905	$913	$33	$3,852
Incurred losses and LAE	2,223	640	30	2,893
Commission and brokerage	707	113	4	824
Other underwriting expenses	71	165	2	238
Underwriting gain (loss)	$(96)	$(5)	$(3)	$(104)

Net investment income				491
Net gains (losses) on investments				(7)
Corporate expenses				(21)
Interest, fee and bond issue cost amortization expense				(38)
Other income (expense)				(73)
Income (loss) before taxes				$248
(Some amounts may not reconcile due to rounding.)

	Three Months Ended March 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,175	$1,160	$77	$4,411
Net written premiums	2,942	897	61	3,900

Premiums earned	$2,728	$871	$52	$3,652
Incurred losses and LAE	1,640	551	46	2,237
Commission and brokerage	671	104	7	782
Other underwriting expenses	71	145	8	224
Underwriting gain (loss)	$347	$71	$(8)	$409

Net investment income				457
Net gains (losses) on investments				(7)
Corporate expenses				(22)
Interest, fee and bond issue cost amortization expense				(37)
Other income (expense)				31
Income (loss) before taxes				$832
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
7.CREDIT FACILITIES
As of March 31, 2025, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.7 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £113 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 of the Notes to these consolidated financial statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective February 23, 2021, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a letter of credit issuance facility with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). As of May 5, 2021, the agreement provides for an issuance of up to $500 million of secured letters of credit. Effective June 10, 2024, the agreement was amended to extend the availability of committed issuance for one year.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$500	$462	12/31/2025	$500	$455	12/31/2025
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a letter of credit issuance facility with Citibank N.A. (the “Bermuda Re Citibank Letter of Credit Facility”). The Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up to $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A. Effective December 13, 2023, the agreement was amended to extend the availability of committed issuance for an additional two years.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$3	9/23/2025	$230	$—	1/21/2025
		1	12/1/2025		4	2/28/2025
		197	12/31/2025		2	3/1/2025
		—	1/21/2026		1	3/15/2025
		4	2/28/2026		3	9/23/2025
		2	3/1/2026		1	12/1/2025
		—	3/15/2026		—	12/16/2025
		1	8/15/2026		—	12/20/2025
		—	12/16/2026		197	12/31/2025
		—	12/20/2026		1	8/15/2026
		1	12/31/2026
Bermuda Re Citibank LOC Facility - Uncommitted	140	75	12/31/2025	140	75	12/31/2025
		7	3/30/2029		7	12/30/2028

Total Bermuda Re Citibank LOC Facility	$370	$293		$370	$293
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021, Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank, an agreement (the “Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility”). The Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective August 16, 2024, the Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility was amended to extend the availability of committed issuance for three years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$190	12/31/2025	$200	$193	12/31/2025
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility
Effective December 30, 2022, Bermuda Re entered into a new additional letter of credit issuance facility with Bayerische Landesbank, New York Branch (the “Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”). The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2025	$150	$150	12/31/2025
(Some amounts may not reconcile due to rounding.)

Bermuda Re Lloyd’s Bank Letter of Credit Facility
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Everest Insurance (Ireland), dac as an account party with access to a $15 million sub-limit for the issuance of letters of credit (the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”). This facility superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$196	12/31/2025	$250	$244	12/31/2025
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Bank Credit Facility
Effective November 3, 2021, Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC, an agreement (the “Bermuda Re Barclays Credit Facility”). The Bermuda Re Barclays Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective October 30, 2024, the agreement was amended to extend the availability of the committed issuance for an additional three years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7	12/31/2025	$200	$150	12/30/2025
		—			14	12/31/2025
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7		$200	$164
(Some amounts may not reconcile due to rounding.)
Bermuda Re Nordea Bank Letter of Credit Facility
Effective November 21, 2022, Bermuda Re entered into a letter of credit issuance facility with Nordea Bank ABP, New York Branch (the “Nordea Bank Letter of Credit Facility”). The Bermuda Re Nordea Bank Letter of Credit Facility provides for the committed issuance of up to $200 million of unsecured letters of credit, and subject to credit approval, uncommitted issuance of $100 million for a maximum total facility amount of $300 million.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2025	$200	$200	12/31/2025
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2025	100	100	12/31/2025
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)
Everest International Reinsurance, Ltd. Funds at Lloyds Syndicated Letter of Credit Facility
Effective October 30, 2024, Everest International entered into a letter of credit issuance facility with a syndicate of banks including Lloyds Bank plc, Commerzbank AG, London Branch and ING Bank N.V., London Branch (the “Funds at Lloyds Syndicated Letter of Credit Facility”). The Funds at Lloyds Syndicated Letter of Credit Facility provides for the committed issuance of up to £113 million of unsecured letters of credit to support Everest Corporate Member Limited’s Funds at Lloyds requirements.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£113	£107	11/1/2028	£113	£107	11/1/2028
(Some amounts may not reconcile due to rounding.)
Everest Reinsurance Company (Ireland), dac Commerzbank Letter of Credit Facility
Effective December 30, 2024, Everest Reinsurance Company (Ireland), dac (“Ireland Re”) entered into a letter of credit issuance facility with Commerzbank AG, New York Branch (the “Commerzbank Letter of Credit Facility”). The Commerzbank Letter of Credit Facility provides for the committed issuance of up to €75 million of unsecured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€67	12/31/2025	€75	€20	12/31/2025
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2025, Everest Re had statutory admitted assets of approximately $31.4 billion which provides borrowing capacity of up to approximately $3.1 billion. As of March 31, 2025, Everest Re has $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of March 31, 2025, Everest Re had $1.3 billion of collateral pledged.
8.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				March 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$352	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	675	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	613	971	620
			$2,400	$2,350	$1,640	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)

Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	semi-annually	April 15/October 15	9	9
3.125% Senior notes	semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$213	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 18, 2025 to May 15, 2025 is 6.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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
Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Interest expense incurred	$4	$4

10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At March 31,	At December 31,
(Dollars in millions)	2025	2024
Collateral in trust for non-affiliated agreements	$3,396	$3,241
Collateral for secured letter of credit facilities	1,203	1,386
Collateral for FHLB borrowings	1,317	1,294
Securities on deposit with or regulated by government authorities	1,434	1,406
Funds at Lloyd's	347	341
Funds held by reinsureds	1,237	1,218
Total restricted assets	8,934	8,885
Restricted cash is included in cash on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company had restricted cash of $321 million and $397 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.
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

	Three Months Ended March 31,
Mt. Logan Re Segregated Accounts	2025	2024
(Dollars in millions)
Ceded written premiums	$170	$87
Ceded earned premiums	125	87
Ceded losses and LAE	121	38

Assumed written premiums	3	1
Assumed earned premiums	3	1
Assumed losses and LAE	—	—
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of March 31, 2025			$1,150

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
12.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$342	$(58)	$284
Reclassification of net realized losses (gains) included
in net income (loss) (1)	5	(1)	4
Foreign currency translation and other adjustments	67	(3)	64
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—
Total other comprehensive income (loss)	$414	$(62)	$352
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended March 31, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$(192)	$34	$(158)
Reclassification of net realized losses (gains) included
in net income (loss)	5	(1)	5
Foreign currency translation and other adjustments	(43)	5	(38)
Reclassification of benefit plan liability amortization included
in net income (loss)	1	—	—
Total other comprehensive income (loss)	$(229)	$38	$(191)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024
URA(D) of securities (1)	$5	$5	Net gains (losses) on investments
	(1)	(1)	Income tax expense (benefit)
	$4	$5	Net income (loss)

Benefit plan net gain (loss)	$—	$1	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning balance of URA(D) of securities (1)	$(831)	$(723)
Current period change in URA(D) of securities	289	(153)
Ending balance of URA(D) of securities	(543)	(876)

Beginning balance of foreign currency translation and other adjustments	(323)	(195)
Current period change in foreign currency translation and other adjustments	64	(38)
Ending balance of foreign currency translation and other adjustments	(259)	(233)

Beginning balance of benefit plan net gain (loss)	16	(16)
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	16	(16)

Ending balance of accumulated other comprehensive income (loss)	$(786)	$(1,125)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
13.SHARE-BASED COMPENSATION PLANS
For the three months ended March 31, 2025, a total of 238,728 restricted stock awards were granted as follows: 230,334, 7,488 and 906 of restricted stock awards were granted on February 26, 2025, February 27, 2025 and March 6, 2025, respectively. The per-share fair value of the restricted stock awards was $344.48, $347.23 and $359.28, respectively. Additionally, 27,204 performance share unit awards were granted on February 26, 2025, with a fair value of $344.48 per unit.
For the three months ended March 31, 2024, a total of 214,943 restricted stock awards were granted: 207,839 and 7,104 of restricted stock awards were granted on February 28, 2024 and February 29, 2024, respectively. The fair value per share of each restricted stock award was $369.52 and $367.04, respectively. Additionally, 18,713 performance share unit awards were granted on February 28, 2024, with a fair value of $369.52 per unit.
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

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended March 31,
	2025	2024
Net income (loss) per share:
Numerator
Net income (loss)	$210	$733
Less: dividends declared - common shares and unvested common shares	(85)	(76)
Undistributed earnings	125	657
Percentage allocated to common shareholders (1)	98.9%	98.9%
	123	649
Add: dividends declared - common shareholders	84	75
Numerator for basic and diluted earnings per common share	$208	$725

Denominator
Denominator for basic earnings per weighted-average common shares	42.3	42.9
Effect of dilutive securities:
Options	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	42.3	42.9

Per common share net income (loss)
Basic	$4.90	$16.87
Diluted	$4.90	$16.87

(1) Basic weighted - average common shares outstanding	42.3	42.9
Basic weighted - average common shares outstanding and unvested common shares expected to vest	42.8	43.4
Percentage allocated to common shareholders	98.9%	98.9%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of March 31, 2025 and 2024, respectively.
15.INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the Organisation for Economic Co-operation and Development issued Administrative Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
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

16.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024
Gross written premiums	$4,391	$4,411	(0.5)%
Net written premiums	3,735	3,900	(4.2)%

REVENUES:
Premiums earned	$3,852	$3,652	5.5%
Net investment income	491	457	7.5%
Net gains (losses) on investments	(7)	(7)	2.4%
Other income (expense)	(73)	31	NM
Total revenues	4,263	4,133	3.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,893	2,237	29.4%
Commission, brokerage, taxes and fees	824	782	5.4%
Other underwriting expenses	238	224	6.4%
Corporate expenses	21	22	(3.8)%
Interest, fees and bond issue cost amortization expense	38	37	1.2%
Total claims and expenses	4,015	3,302	21.6%

INCOME (LOSS) BEFORE TAXES	248	832	(70.1)%
Income tax expense (benefit)	39	99	(61.2)%
NET INCOME (LOSS)	$210	$733	(71.4)%

RATIOS:			Point Change
Loss ratio	75.1%	61.3%	13.8
Commission and brokerage ratio	21.4%	21.4%	—
Other underwriting expense ratio	6.2%	6.1%	0.1
Combined ratio	102.7%	88.8%	13.9

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2025	2024
Balance sheet data:
Total investments and cash	$42,628	$41,531	2.6%
Total assets	58,132	56,341	3.2%
Reserve for losses and loss adjustment expenses	31,512	29,889	5.4%
Total debt	3,587	3,587	—%
Total liabilities	43,993	42,466	3.6%
Shareholders' equity	14,140	13,875	1.9%
Book value per share	332.39	322.97	2.9%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 0.5% to $4.4 billion for the three months ended March 31, 2025, compared to $4.4 billion for the three months ended March 31, 2024, reflecting a $49 million, or 63.8%, decrease in business within the Other segment and a $15 million, or 1.3%, decrease in our insurance business, partially offset by a $44 million, or 1.4%, increase in our reinsurance business. The decrease in Other premiums was due to the lines of business included in this segment primarily being in run-off, except for a limited number of renewed and new policies written on the Company's paper by the purchaser of the sports and leisure business sold in October 2024, for a finite period of time post-closing. The decrease in insurance premiums was primarily due to portfolio actions taken on North America casualty lines and workers’ compensation lines, partially offset by an increase in property/short tail business and other specialty business. The increase in reinsurance premiums was primarily due to property catastrophe excess of loss business and property pro rata business.
Net written premiums decreased by 4.2% to $3.7 billion for the three months ended March 31, 2025, compared to $3.9 billion for the three months ended March 31, 2024. The larger percentage decrease in net written premiums compared to the percentage decrease in gross written premiums was mainly due to higher cessions of the Company’s catastrophe excess of loss contracts to Mt. Logan Re, Ltd. (“Mt. Logan Re”).
Premiums earned increased by 5.5% to $3.9 billion during the three months ended March 31, 2025, compared to $3.7 billion during the three months ended March 31, 2024. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $73 million and other income of $31 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $74 million for the three months ended March 31, 2025 and foreign currency exchange income of $32 million for the three months ended March 31, 2024.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,359	61.3%		$—	—%		$2,359	61.3%
Catastrophes	534	13.9%		—	—%		534	13.9%
Total	$2,893	75.1%		$—	—%		$2,893	75.1%

2024
Attritional	$2,152	58.9%		$—	—%		$2,152	58.9%
Catastrophes	85	2.3%		—	—%		85	2.3%
Total	$2,237	61.3%		$—	—%		$2,237	61.3%

Variance 2025/2024
Attritional	$208	2.3	pts	$—	—	pts	$208	2.3	pts
Catastrophes	449	11.5	pts	—	—	pts	449	11.5	pts
Total	$657	13.8	pts	$—	—	pts	$657	13.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 29.4% to $2.9 billion for the three months ended March 31, 2025, compared to $2.2 billion for the three months ended March 31, 2024, primarily due to an increase of $208 million in current year attritional losses and an increase of $449 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to $83 million of losses from the Washington D.C. aviation accident as well as the impact of the increase in underlying exposures, due to increased premiums earned. The current year catastrophe losses of $534 million for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($512 million) and the Myanmar earthquake ($22 million). The $85 million of current year catastrophe losses for the three months ended March 31, 2024 related primarily to the 2024 Baltimore bridge collapse ($70 million) and the 2024 U.S. East Coast convective storms ($15 million).

Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural and man-made catastrophes contributed 13.9 percentage points to the combined ratio for the three months ended March 31, 2025, compared with 2.3 percentage points for the three months ended March 31, 2024.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 5.4% to $824 million for the three months ended March 31, 2025, compared to $782 million for the three months ended March 31, 2024. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $238 million and $224 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as the continued build out of our insurance operations, including an expansion of the international insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, remained relatively consistent at $21 million and $22 million for the three months ended March 31, 2025 and 2024, respectively.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $38 million and $37 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from FHLBNY.
Income Tax Expense (Benefit). Income tax expense was $39 million and $99 million for the three months ended March 31, 2025 and 2024, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the Organisation for Economic Co-operation and Development issued Administrative Guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
Net Income (Loss).
Our net income was $210 million and $733 million for the three months ended March 31, 2025 and 2024, respectively. The period over period decrease in net income was primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 13.9 points to 102.7% for the three months ended March 31, 2025, compared to 88.8% for the three months ended March 31, 2024. The current year increase is primarily due to higher catastrophe losses and higher attritional losses in 2025. For further details, please refer to the analysis of combined ratio components below.
The loss ratio component increased by 13.8 points to 75.1% for the three months ended March 31, 2025, compared to 61.3% for the three months ended March 31, 2024 mainly due to a $449 million increase in catastrophe losses and a $208 million increase in attritional losses which was largely attributable to $83 million in losses from the Washington D.C. aviation accident as well as impact of the increase in underlying exposures, due to increased premiums earned.
The commission and brokerage ratio components remained consistent at 21.4% for both the three months ended March 31, 2025 and the three months ended March 31, 2024.

The other underwriting expense ratios slightly increased to 6.2% for the three months ended March 31, 2025, compared to 6.1% for the three months ended March 31, 2024.
Shareholders’ Equity.
Shareholders’ equity increased by $264 million to $14.1 billion at March 31, 2025 from $13.9 billion at December 31, 2024, principally as a result of $289 million of unrealized appreciation on available for sale fixed maturity portfolio net of tax, $210 million of net income and $64 million of net foreign currency translation adjustments, partially offset by $200 million of treasury share purchases and $85 million of shareholder dividends.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 7.5% to $491 million for the three months ended March 31, 2025, compared with net investment income of $457 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily the result of an increase of $34 million in income from fixed maturity investments, an increase of $11 million in short-term investments and an increase of $10 million in income from other invested assets, partially offset by a decline of $30 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturities	$386	$352
Equity securities	1	1
Short-term investments and cash	48	38
Other invested assets
Limited partnerships	25	54
Other	30	20
Gross investment income before adjustments	490	465
Funds held interest income (expense)	12	6
Future policy benefit reserve income (expense)	—	—
Gross investment income	502	470
Investment expenses	11	13
Net investment income	$491	$457
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Annualized pre-tax yield on average cash and invested assets	4.6%	4.8%
Annualized after-tax yield on average cash and invested assets	3.8%	4.1%
Annualized return on invested assets	4.5%	4.7%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$5	$11	$(6)
Losses	(9)	(18)	9
Total	(3)	(7)	4

Fixed maturity securities - held to maturity
Gains	—	—	—
Losses	(1)	—	(1)
Total	(1)	—	(1)

Equity securities
Gains	—	1	(1)
Losses	—	—	—
Total	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	5	12	(7)
Losses	(10)	(18)	8
Total	(5)	(6)	2

Allowance for credit losses	(1)	2	(3)

Gains (losses) from fair value adjustments
Equity securities	(2)	(2)	1
Total	(2)	(2)	1

Total net gains (losses) on investments	$(7)	$(7)	$—
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended March 31, 2025 primarily relate to $5 million of losses due to the disposition of investments, $2 million of losses from fair value adjustments on equity securities and an increase to the allowance for credit losses of $1 million.
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
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$3,219	$3,175	$44	1.4%
Net written premiums	2,811	2,942	(131)	(4.5)%

Premiums earned	$2,905	$2,728	$177	6.5%
Incurred losses and LAE	2,223	1,640	583	35.6%
Commission and brokerage	707	671	36	5.4%
Other underwriting expenses	71	71	—	0.1%
Underwriting gain (loss)	$(96)	$347	$(443)	NM

				Point Chg
Loss ratio	76.5%	60.1%		16.4
Commission and brokerage ratio	24.3%	24.6%		(0.3)
Other underwriting expense ratio	2.4%	2.6%		(0.2)
Combined ratio	103.3%	87.3%		16.0
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 1.4% to $3.2 billion for the three months ended March 31, 2025 from $3.2 billion for the three months ended March 31, 2024, primarily due to property catastrophe excess of loss business and property pro rata business, partially offset by actions taken on our North America casualty business.
Net written premiums decreased by 4.5% to $2.8 billion for the three months ended March 31, 2025, compared to $2.9 billion for the three months ended March 31, 2024, which was mainly due to higher cessions of the Company’s catastrophe excess of loss contracts to Mt. Logan Re.
Premiums earned increased by 6.5% to $2.9 billion for the three months ended March 31, 2025, compared to $2.7 billion for the three months ended March 31, 2024. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period. The growth in premiums earned is primarily driven by increased property pro rata writings that were recorded over the prior quarters which are now being earned.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,700	58.5%		$—	—%		1,700	58.5%
Catastrophes	523	18.0%		—	—%		524	18.0%
Total Segment	$2,223	76.5%		$—	—%		$2,223	76.5%

2024
Attritional	$1,560	57.2%		$—	—%		1,560	57.2%
Catastrophes	80	2.9%		—	—%		80	2.9%
Total Segment	$1,640	60.1%		$—	—%		$1,640	60.1%

Variance 2025/2024
Attritional	$140	1.3	pts	$—	—	pts	$140	1.3	pts
Catastrophes	443	15.1	pts	—	—	pts	443	15.1	pts
Total Segment	$583	16.4	pts	$—	—	pts	$583	16.4	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 35.6% to $2.2 billion for the three months ended March 31, 2025, compared to $1.6 billion for the three months ended March 31, 2024. The increase was primarily due to an increase of $140 million in current year attritional losses and an increase of $443 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to $77 million of losses from the Washington D.C. aviation accident, as well as the impact of the increase in premiums earned. The current year catastrophe losses of $523 million for the three months ended March 31, 2025 consisted of losses from the 2025 Southern California wildfires ($503 million) and the Myanmar earthquake ($20 million). The $80 million of current year catastrophe losses for the three months ended March 31, 2024 related primarily to the 2024 Baltimore bridge collapse ($65 million) and the 2024 U.S. East Coast convective storms ($15 million).
Segment Expenses. Commission and brokerage expense increased by 5.4% to $707 million for the three months ended March 31, 2025, compared to $671 million for the three months ended March 31, 2024. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses remained consistent at $71 million for both the three months ended March 31, 2025 and the three months ended March 31, 2024.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$1,145	$1,160	$(15)	(1.3)%
Net written premiums	896	897	—	—%

Premiums earned	$913	$871	$42	4.9%
Incurred losses and LAE	640	551	90	16.3%
Commission and brokerage	113	104	9	8.3%
Other underwriting expenses	165	145	20	13.7%
Underwriting gain (loss)	$(5)	$71	$(76)	NM

				Point Chg
Loss ratio	70.1%	63.2%		6.9
Commission and brokerage ratio	12.3%	11.9%		0.4
Other underwriting expense ratio	18.1%	16.7%		1.4
Combined ratio	100.5%	91.9%		8.7
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 1.3% to $1.1 billion for the three months ended March 31, 2025, compared to $1.2 billion for the three months ended March 31, 2024. The decrease in insurance premiums was primarily due to portfolio actions taken on North America casualty lines and workers’ compensation lines, partially offset by an increase in property/short tail business and other specialty business.
Net written premiums remained consistent at $896 million for the three months ended March 31, 2025 and $897 million for the three months ended March 31, 2024.
Premiums earned increased by 4.9% to $913 million for the three months ended March 31, 2025, compared to $871 million for the three months ended March 31, 2024. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$630	69.0%		$—	—%		630	69.0%
Catastrophes	10	1.1%		—	—%		10	1.1%
Total Segment	$640	70.1%		$—	—%		$640	70.1%

2024
Attritional	$546	62.7%		$—	—%		546	62.7%
Catastrophes	5	0.6%		—	—%		5	0.5%
Total Segment	$551	63.3%		$—	—%		$551	63.2%

Variance 2025/2024
Attritional	$84	6.3	pts	$—	—	pts	$84	6.3	pts
Catastrophes	5	0.6	pts	—	—	pts	6	0.6	pts
Total Segment	$89	6.9	pts	$—	—	pts	$90	6.9	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 16.3% to $640 million for the three months ended March 31, 2025, compared to $551 million for the three months ended March 31, 2024. The increase was mainly due to an increase of $84 million in current year attritional losses and an increase of $5 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to higher loss selections in casualty lines, partially offset by changes in the mix of business. The $10 million of current year catastrophe losses for the three months ended March 31, 2025 related to the 2025 Southern California wildfires ($8 million) and the Myanmar earthquake ($2 million). The $5 million of current year catastrophe losses for the three months ended March 31, 2024 related to the 2024 Baltimore bridge collapse.
Segment Expenses. Commission and brokerage increased by 8.3% to $113 million for the three months ended March 31, 2025, compared to $104 million for the three months ended March 31, 2024. Segment other underwriting expenses increased to $165 million for the three months ended March 31, 2025, compared to $145 million for the three months ended March 31, 2024. The increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the expansion of the international insurance platform.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$28	$77	$(49)	(63.8)%
Net written premiums	27	61	(34)	(55.3)%

Premiums earned	$33	$52	$(19)	(37.2)%
Incurred losses and LAE	30	46	(16)	(35.6)%
Commission and brokerage	4	7	(2)	(35.6)%
Other underwriting expenses	2	8	(5)	(69.1)%
Underwriting gain (loss)	$(3)	$(8)	$5	(57.7)%
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 63.8% to $28 million for the three months ended March 31, 2025, compared to $77 million for the three months ended March 31, 2024. Net written premiums decreased by 55.3% to $27 million for the three months ended March 31, 2025, compared to $61 million for the three months ended March 31, 2024. Premiums earned decreased by 37.2% to $33 million for the three months ended March 31, 2025, compared to $52 million for the three months ended March 31, 2024. The decrease in gross written premiums, net written premiums and premiums earned are due to the lines of business included in this segment primarily being in run-off, except for a limited number of renewed and new policies written on the Company's paper by the purchaser of the sports and leisure business sold in October 2024, for a finite period of time post-closing.
Incurred Losses and LAE. Incurred losses and LAE decreased by 35.6% to $30 million for the three months ended March 31, 2025, compared to $46 million for the three months ended March 31, 2024. Quarterly losses are primarily associated with the new and renewed sports and leisure business written on the company’s books.
FINANCIAL CONDITION
Investments. Total investments were $41.1 billion at March 31, 2025, an increase of $1.1 billion compared to $40.0 billion at December 31, 2024. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $2.4 billion, partially offset by a decrease in short-term investment due to an overall net sale of $1.8 billion during the three months ended March 31, 2025.

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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At March 31, 2025	At December 31, 2024
Fixed income portfolio duration (years)	3.3	3.1
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $3.6 billion and $3.1 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, $482 million, or 13.6%, was receivable from Mt. Logan Re collateralized segregated accounts; $352 million, or 9.9%, was receivable from Munich Reinsurance America, Inc. and $247 million, or 7.0% was receivable from Endurance Assurance Corporation. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $31.5 billion and $29.9 billion at March 31, 2025 and December 31, 2024, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At March 31, 2025
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$6,718	$14,428	$21,146	67.1%
Insurance	2,330	6,733	9,062	28.8%
Other (1)	368	936	1,303	4.1%
Total	$9,416	$22,096	$31,512	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At March 31, 2025, A&E Case and IBNR reserves totaled $155 million and $96 million, respectively.

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

	At March 31,	At December 31,
(Dollars in millions)	2025	2024
Gross reserves	$251	$260
Ceded reserves	(18)	(17)
Net reserves	$233	$242
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at March 31, 2025, we had net asbestos loss reserves of $206 million, or 88.7%, of total net A&E reserves, all of which was for assumed business. At March 31, 2025, we had gross asbestos loss reserves of $224 million, or 89.4% of total gross A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 7.1 years at March 31, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at March 31, 2025 and December 31, 2024 was $14.1 billion and $13.9 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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

The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2024	2023	2024	2023
Regulatory targeted capital	$3,151	$2,669	$4,799	$4,242
Actual capital	$4,323	$3,711	$8,126	$6,963
(1) Regulatory targeted capital represents the target capital level from the applicable year's Bermuda Solvency Capital Requirement calculation.
(2) Regulatory targeted capital represents 200% of the Risk Based Capital authorized control level calculation for the applicable year.
Our financial strength ratings, as determined by A.M. Best, S&P and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies.
We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
For the three months ended March 31, 2025, we repurchased 574,000 of our common shares at a cost of $200 million in the open market and paid $85 million in common share dividends to enhance long-term expected returns to our shareholders. During fiscal year 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market and paid $334 million in common share dividends. From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing Board authorization to purchase up to 32 million of our shares was increased by 10 million shares to authorize the purchase of up to 42 million shares. As of March 31, 2025, we had repurchased 31.9 million shares under this authorization. During the first quarter of 2025, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on March 28, 2025 for holders of record as of March 17, 2025.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $928 million and $1.1 billion for the three months ended March 31, 2025 and 2024, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $317 million and $229 million for the three months ended March 31, 2025 and 2024, respectively, and net tax payments of $1 million and $16 million for the three months ended March 31, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2025 and December 31, 2024, we held cash and short-term investments of $4.5 billion and $6.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2025, we had $1.1 billion of fixed maturity securities - available for sale maturing within one year or less, $10.6 billion maturing within one to five years and $6.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2025, we had $645 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $921 million of pre-tax unrealized depreciation and $277 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2025, Everest Re had statutory admitted assets of approximately $31.4 billion which provides borrowing capacity of up to approximately $3.1 billion. As of March 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 7 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
Market Sensitive Instruments.
U.S. Securities and Exchange Commission (the “SEC”) Registrants are required to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.
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
Interest Rate Risk. Our $42.6 billion cash and invested assets portfolio at March 31, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $7.8 billion of mortgage-backed securities in the $32.5 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.9 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At March 31, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$37,840	$36,654	$35,468	$34,283	$33,097
Fair Value Change from Base (%)	6.7%	3.3%	—%	(3.3)%	(6.7)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,924	$962	$—	$(962)	$(1,924)
We had $31.5 billion and $29.9 billion of gross reserves for losses and LAE as of March 31, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.0 billion resulting in a discounted reserve balance of approximately $23.3 billion, representing approximately 65.8% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Our operating entities may conduct business in local currency, as well as the currency of other countries in which they operate. The primary foreign currency exposures for these operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	—	$—	—	10,692,439
February 1 - 28, 2025	276,667	$336.77	247,128	10,445,311
March 1 - 31, 2025	352,698	$357.56	326,872	10,118,439
Total	629,365	$—	574,000	10,118,439
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares to a current aggregate of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. As of March 31, 2025, the Company and/or its subsidiary Holdings have repurchased 31.9 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On February 13, 2025, James Williamson, President and Chief Executive Officer of the Company, terminated the trading plan entered into on August 9, 2024 (the “Williamson Trading Plan”), effective immediately. The Williamson Trading Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and provided for the sale, in an aggregate amount, of up to 800 common shares of Company stock by Mr. Williamson’s broker through its expiry date after the close of trading on August 29, 2025.

Other than as disclosed above, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2025.
ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
*10.1
Employment agreement between Everest Global Services, Inc., Everest Group, Ltd. and James Williamson, dated March 26, 2025, incorporated herein by reference to Exhibit 10.1 of the Everest Group, Ltd. Form 8-K/A filed with the SEC on March 28, 2025

*10.2
Letter Agreement between Everest Global Services, Inc. and James Williamson, dated January 13, 2025, incorporated herein by reference to Exhibit 10.1 of the Everest Group, Ltd. Form 8-K filed with the SEC on January 14, 2025.

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of James Williamson and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
* Management contract or compensatory plan or arrangement.

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: May 2, 2025