Form 10-Q
period 2025-06-30
EVEREST GROUP, LTD.
filed 2025-08-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 25, 2025
Common Shares, $0.01 par value	41,943,291

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
•insufficient reserves for losses and loss adjustment expenses (“LAE”) due to the impact of social inflation or other factors;
•greater-than-expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;
•our failure to accurately assess underwriting risk and establish adequate premium rates;
•decreases in pricing for property and casualty reinsurance and insurance;
•our inability or failure to purchase adequate reinsurance;
•our ability to maintain our financial strength ratings;
•the failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us;
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
•our dependence on brokers and agents for business development;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$33,464	$28,908
(amortized cost: 2025, $33,791; 2024, $29,934, credit allowances: 2025, $(40); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $657; 2024, $759, net of credit allowances: 2025, $(7); 2024, $(8))	651	757
Equity securities, at fair value	177	217
Other invested assets	5,602	5,392
Short-term investments	2,503	4,707
Cash	1,902	1,549
Total investments and cash	44,300	41,531
Accrued investment income	430	368
Premiums receivable (net of credit allowances: 2025, $(62); 2024, $(54))	6,301	5,378
Reinsurance paid loss recoverables (net of credit allowances: 2025, $(44); 2024, $(41))	296	207
Reinsurance unpaid loss recoverables	3,209	2,915
Funds held by reinsureds	1,291	1,218
Deferred acquisition costs	1,576	1,461
Prepaid reinsurance premiums	941	869
Income tax asset, net	946	1,223
Other assets (net of credit allowances: 2025, $(9); 2024, $(9))	1,230	1,171
TOTAL ASSETS	$60,519	$56,341

LIABILITIES:
Reserve for losses and loss adjustment expenses	$32,476	$29,889
Unearned premium reserve	7,643	7,324
Funds held under reinsurance treaties	15	27
Amounts due to reinsurers	918	701
Losses in course of payment	262	241
Senior notes	2,351	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	45	84
Other liabilities	532	590
Total liabilities	45,500	42,466

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2025) 74.4 and (2024) 74.3
outstanding before treasury shares	1	1
Additional paid-in capital	3,818	3,812
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(53) at 2025 and $(177) at 2024	(321)	(1,138)
Treasury shares, at cost; 32.5 shares (2025) and 31.3 shares (2024)	(4,508)	(4,108)
Retained earnings	16,030	15,309
Total shareholders' equity	15,019	13,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,519	$56,341
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,991	$3,693	$7,843	$7,345
Net investment income	532	528	1,023	985
Net gains (losses) on investments	(5)	(17)	(12)	(24)
Other income (expense)	(27)	23	(100)	54
Total revenues	4,491	4,227	8,754	8,360

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,472	2,311	5,366	4,548
Commission, brokerage, taxes and fees	880	790	1,704	1,571
Other underwriting expenses	254	234	492	458
Corporate expenses	31	22	52	44
Interest, fees and bond issue cost amortization expense	38	37	76	75
Total claims and expenses	3,676	3,395	7,690	6,696

INCOME (LOSS) BEFORE TAXES	815	832	1,064	1,664
Income tax expense (benefit)	135	108	173	207

NET INCOME (LOSS)	$680	$724	$890	$1,457

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	301	(70)	585	(227)
Reclassification adjustment for realized losses (gains) included in net income (loss)	7	9	12	14
Total URA(D) of securities arising during the period	308	(60)	597	(213)

Foreign currency translation and other adjustments	164	—	228	(38)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(8)	24	(8)	25
Total benefit plan net gain (loss) for the period	(8)	24	(8)	25
Total other comprehensive income (loss), net of tax	465	(36)	817	(227)

COMPREHENSIVE INCOME (LOSS)	$1,145	$688	$1,707	$1,230

EARNINGS PER COMMON SHARE:
Basic	$16.10	$16.70	$20.93	$33.57
Diluted	16.10	16.70	20.93	33.57
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except dividends per share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	42.5	43.5	43.0	43.4
Issued (redeemed) during the period, net	—	—	0.1	0.2
Treasury shares acquired	(0.6)	(0.2)	(1.2)	(0.3)
Balance end of period	41.9	43.3	41.9	43.3

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,799	3,768	3,812	3,773
Share-based compensation plans	19	17	6	12
Balance end of period	3,818	3,785	3,818	3,785

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(786)	(1,125)	(1,138)	(934)
Net increase (decrease) during the period	465	(36)	817	(227)
Balance end of period	(321)	(1,160)	(321)	(1,160)

RETAINED EARNINGS:
Balance beginning of period	15,434	14,927	15,309	14,270
Net income (loss)	680	724	890	1,457
Dividends declared ($2.00 per share in 2Q 2025 and $4.00 per share YTD in 2025;
$2.00 per share in 2Q 2024 and $3.75 per share YTD in 2024)	(84)	(86)	(169)	(163)
Balance, end of period	16,030	15,565	16,030	15,565

TREASURY SHARES AT COST:
Balance beginning of period	(4,308)	(3,943)	(4,108)	(3,908)
Purchase of treasury shares	(200)	(65)	(400)	(100)
Balance end of period	(4,508)	(4,008)	(4,508)	(4,008)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,019	$14,182	$15,019	$14,182
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$890	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(662)	(685)
Decrease (increase) in funds held by reinsureds, net	(79)	(66)
Decrease (increase) in reinsurance recoverables	199	(236)
Decrease (increase) in income taxes	152	4
Decrease (increase) in prepaid reinsurance premiums	85	(130)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,688	1,388
Increase (decrease) in unearned premiums	63	744
Increase (decrease) in amounts due to reinsurers	12	258
Increase (decrease) in losses in course of payment	12	122
Change in equity adjustments in limited partnerships	(140)	(177)
Distribution of limited partnership income	74	60
Change in other assets and liabilities, net	(249)	(292)
Non-cash compensation expense	26	33
Amortization of bond premium (accrual of bond discount)	(78)	(65)
Net (gains) losses on investments	12	24
Net cash provided by (used in) operating activities	2,007	2,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,129	1,707
Proceeds from fixed maturities sold - available for sale	280	1,085
Proceeds from fixed maturities matured/called/repaid - held to maturity	105	109
Proceeds from fixed maturities sold - held to maturity	10	—
Proceeds from equity securities sold	54	15
Distributions from other invested assets	223	209
Cost of fixed maturities acquired - available for sale	(5,767)	(4,475)
Cost of fixed maturities acquired - held to maturity	(4)	(36)
Cost of equity securities acquired	(2)	(35)
Cost of other invested assets acquired	(303)	(314)
Net change in short-term investments	2,299	(299)
Net change in unsettled securities transactions	(38)	18
Net cash provided by (used in) investing activities	(1,014)	(2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(19)	(21)
Purchase of treasury shares	(400)	(100)
Dividends paid to shareholders	(169)	(163)
Cost of shares withheld on settlements of share-based compensation awards	(20)	(21)
Net cash provided by (used in) financing activities	(608)	(305)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32)	14

Net increase (decrease) in cash	352	133
Cash, beginning of period	1,549	1,437
Cash, end of period	$1,902	$1,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$16	$203
Interest paid	75	74

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$—	$23
Non-cash restructure of fixed maturity securities - available for sale and other invested assets	39	—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2025 and 2024
1.GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2025.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$3	$(29)	662
Obligations of U.S. states and political subdivisions	57	—	—	(7)	50
Corporate securities	9,628	(39)	169	(254)	9,504
Asset-backed securities	5,390	—	21	(30)	5,380
Mortgage-backed securities
Agency commercial	208	—	3	(2)	210
Non-agency commercial	950	—	3	(45)	908
Agency residential	5,695	—	40	(216)	5,519
Non-agency residential	1,459	—	25	(3)	1,480
Foreign government securities	2,382	—	44	(102)	2,325
Foreign corporate securities	7,334	—	275	(182)	7,426
Total fixed maturity securities - available for sale	$33,791	$(40)	$583	$(870)	$33,464
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$5	$(24)	$669
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	7,288	(35)	57	(299)	7,010
Asset-backed securities	5,994	—	28	(39)	5,982
Mortgage-backed securities
Commercial	965	—	1	(66)	900
Agency residential	5,205	—	13	(287)	4,931
Non-agency residential	1,291	—	9	(11)	1,289
Foreign government securities	2,330	—	13	(147)	2,196
Foreign corporate securities	6,099	—	42	(279)	5,861
Total fixed maturity securities - available for sale	$29,934	$(36)	$167	$(1,157)	$28,908
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$168	$(2)	$5	$(2)	$169
Asset-backed securities	404	(4)	5	(7)	398
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	79	(1)	5	—	83
Total fixed maturity securities - held to maturity	$658	(7)	$15	$(10)	$657
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,244	$1,212	$1,116	$1,080
Due after one year through five years	11,075	11,100	8,774	8,480
Due after five years through ten years	6,055	6,034	4,764	4,523
Due after ten years	1,715	1,621	1,826	1,723
Asset-backed securities	5,390	5,380	5,994	5,982
Mortgage-backed securities
Agency commercial	208	210	—	—
Non-agency commercial	950	908	965	900
Agency residential	5,695	5,519	5,205	4,931
Non-agency residential	1,459	1,480	1,291	1,289
Total fixed maturity securities - available for sale	$33,791	$33,464	$29,934	$28,908
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$7	$7
Due after one year through five years	89	89	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	149	154	150	152
Asset-backed securities	404	398	484	477
Mortgage-backed securities
Commercial	7	7	21	21
Total fixed maturity securities - held to maturity	$658	$657	$765	$759
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$360	$(90)	$707	$(276)
Equity method investments	—	—	—	—
Change in URA(D), pre-tax	360	(90)	707	(276)
Deferred tax benefit (expense)	(52)	30	(111)	63
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$308	$(60)	$597	$(213)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2025 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$156	$(8)	$328	$(21)	$485	$(29)
Obligations of U.S. states and political subdivisions	10	(1)	37	(6)	47	(7)
Corporate securities	1,795	(67)	2,016	(183)	3,811	(249)
Asset-backed securities	843	(22)	235	(8)	1,078	(30)
Mortgage-backed securities
Agency commercial	18	—	18	(2)	35	(2)
Non-agency commercial	40	(2)	761	(43)	801	(45)
Agency residential	1,419	(55)	1,326	(161)	2,744	(216)
Non-agency residential	223	(3)	6	—	229	(3)
Foreign government securities	478	(15)	767	(87)	1,244	(102)
Foreign corporate securities	877	(29)	1,706	(153)	2,584	(182)
Total	$5,858	$(201)	$7,200	$(664)	$13,059	$(865)
Securities where an allowance for credit loss was recorded	36	(5)	16	—	52	(5)
Total fixed maturity securities - available for sale	$5,895	$(205)	$7,216	$(664)	$13,110	$(870)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2025 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$216	$(11)	$557	$(25)	$772	$(36)
Due in one year through five years	1,843	(61)	2,695	(199)	4,538	(260)
Due in five years through ten years	771	(16)	1,105	(152)	1,876	(169)
Due after ten years	487	(30)	498	(74)	985	(104)
Asset-backed securities	843	(22)	235	(8)	1,078	(30)
Mortgage-backed securities	1,699	(60)	2,111	(206)	3,809	(266)
Total	$5,858	$(201)	$7,200	$(664)	$13,059	$(865)
Securities where an allowance for credit loss was recorded	36	(5)	16	—	52	(5)
Total fixed maturity securities - available for sale	$5,895	$(205)	$7,216	$(664)	$13,110	$(870)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2025 were $13.1 billion and $870 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at June 30, 2025, amounted to less than 1.4% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2025 comprised less than 0.3% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $205 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities, asset-backed securities and foreign government securities. Of these unrealized losses, $180 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $664 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and non-agency commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $653 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$396	$369	$782	$721
Equity securities	1	1	2	2
Short-term investments and cash	33	43	82	81
Other invested assets
Limited partnerships	88	94	113	148
Other	22	30	52	50
Gross investment income before adjustments	541	537	1,031	1,001
Funds held interest income (expense)	2	9	14	15
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	543	545	1,045	1,016
Investment expenses	11	18	22	31
Net investment income	$532	$528	$1,023	$985
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
The Company had contractual commitments to invest up to an additional $3.0 billion in limited partnerships and private placement loan securities at June 30, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2025 and December 31, 2024 is limited to the total carrying value of $3.8 billion and $3.6 billion, respectively, which are included in general and limited partnerships.
As of June 30, 2025, the Company has outstanding commitments totaling $1.9 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturity securities
Allowance for credit losses	$(2)	$4	$(2)	$6
Net realized gains (losses) from dispositions	(8)	(15)	(12)	(22)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	(1)	1
Gains (losses) from fair value adjustments	5	(5)	3	(8)
Other invested assets	—	(1)	—	(1)
Total net gains (losses) on investments	$(5)	$(17)	$(12)	$(24)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(36)	$—	$(37)	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	(3)	(4)	—	(4)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—
Balance, end of period	$(39)	$—	$(40)	$(39)	$—	$(40)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(45)	$—	$(46)	$(47)	$(1)	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	4	5	1	6
Balance, end of period	$(42)	$—	$(42)	$(42)	$—	$(42)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	$(8)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	1	1	—	1	1	1
Balance, end of period	$(2)	$(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(7)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	(9)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	(2)	(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$153	$678	$280	$1,085
Gross gains from sales	5	16	10	26
Gross losses from sales	(13)	(30)	(22)	(48)

Proceeds from sales of fixed maturity securities - held to maturity	$—	$—	$10	$—
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	(1)	—

Proceeds from sales of equity securities	$5	$15	$54	$15
Gross gains from sales	—	1	—	2
Gross losses from sales	—	—	(1)	—
(Some amounts may not reconcile due to rounding.)
During the six months ended June 30, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
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
At June 30, 2025 and December 31, 2024, $2.3 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$662	$—	$662	$—
Obligations of U.S. States and political subdivisions	50	—	50	—
Corporate securities	9,504	—	9,068	436
Asset-backed securities	5,380	—	3,518	1,862
Mortgage-backed securities
Agency commercial	210	—	210	—
Non-agency commercial	908	—	908	—
Agency residential	5,519	—	5,519	—
Non-agency residential	1,480	—	1,480	—
Foreign government securities	2,325	—	2,325	—
Foreign corporate securities	7,426	—	7,413	14
Total fixed maturities - available for sale	33,464	—	31,153	2,312

Equity securities, fair value	177	83	90	5
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$468	$1,752	$14	$2,234	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	(1)	—	—	(1)	(1)	—	—	(1)
Included in other comprehensive income (loss)	(8)	(3)	—	(12)	(15)	(2)	—	(17)
Purchases, issuances and settlements	(22)	114	—	91	(67)	207	—	140
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$436	$1,862	$14	$2,312	$436	$1,862	$14	$2,312

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(2)	$—	$—	$(2)	$(2)	$—	$—	$(2)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$620	$1,340	$16	$1,976	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings	5	—	—	5	6	—	—	6
Included in other comprehensive income (loss)	(1)	3	—	2	(1)	10	—	9
Purchases, issuances and settlements	(35)	99	(2)	62	(88)	126	(2)	37
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$589	$1,442	$14	$2,045	$589	$1,442	$14	$2,045

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$3	$—	$—	$3	$4	$—	$—	$4
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2025.
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
In addition, $251 million and $239 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
Gross reserves beginning of period	$29,889	$24,604
Less reinsurance recoverables on unpaid losses	(2,915)	(2,098)
Net reserves beginning of period	26,975	22,506

Incurred related to:
Current year	5,307	4,548
Prior years	59	—
Total incurred losses and LAE	5,366	4,548

Paid related to:
Current year	621	1,068
Prior years	3,107	2,145
Total paid losses and LAE	3,728	3,213

Foreign exchange/translation adjustment	655	(139)

Net reserves end of period	29,267	23,702
Plus reinsurance recoverables on unpaid losses	3,209	2,151
Gross reserves end of period	$32,476	$25,853
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $5.3 billion and $4.5 billion for the six months ended June 30, 2025 and 2024, respectively. Gross and net reserves increased for the six months ended June 30, 2025, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $441 million of current year attritional losses in 2025 compared to 2024, which includes $83 million of losses from the Washington D.C. aviation accident, as well as an increase of $318 million in 2025 current year catastrophe losses.
The net unfavorable development on prior year reserves of $59 million was primarily related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. The net unfavorable prior year loss development was recorded in the Reinsurance segment.
In the second quarter of 2025, the United Kingdom’s High Court concluded that that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums).
6.SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda and Ireland offices, as well as through branches in Canada, Singapore, the United Kingdom (“U.K.”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland, and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain. The two reportable segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.

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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Total	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,243	$1,414	$22	$4,680	$6,463	$2,559	$50	$9,071
Net written premiums	3,077	1,022	20	4,119	5,888	1,919	47	7,853

Premiums earned	$3,037	$920	$35	$3,991	$5,942	$1,833	$67	$7,843
Incurred losses and LAE	1,772	643	58	2,472	3,995	1,284	87	5,366
Commission and brokerage	753	121	7	880	1,460	233	11	1,704
Other underwriting expenses	76	174	3	254	147	339	6	492
Underwriting gain (loss)	$436	$(18)	$(33)	$385	$340	$(23)	$(36)	$281

Net investment income				532				1,023
Net gains (losses) on investments				(5)				(12)
Corporate expenses				(31)				(52)
Interest, fee and bond issue cost amortization expense				(38)				(76)
Other income (expense)				(27)				(100)
Income (loss) before taxes				$815				$1,064
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Total	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,209	$1,459	$57	$4,725	$6,385	$2,618	$133	$9,136
Net written premiums	3,033	1,009	42	4,084	5,975	1,905	103	7,984

Premiums earned	$2,731	$910	$52	$3,693	$5,459	$1,781	$104	$7,345
Incurred losses and LAE	1,684	588	39	2,311	3,324	1,139	85	4,548
Commission and brokerage	672	111	7	790	1,343	215	13	1,571
Other underwriting expenses	72	154	8	234	142	300	16	458
Underwriting gain (loss)	$303	$56	$(2)	$358	$650	$127	$(10)	$767

Net investment income				528				985
Net gains (losses) on investments				(17)				(24)
Corporate expenses				(22)				(44)
Interest, fee and bond issue cost amortization expense				(37)				(75)
Other income (expense)				23				54
Income (loss) before taxes				$832				$1,664
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
7.CREDIT FACILITIES
As of June 30, 2025, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £113 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 of the Notes to these consolidated financial statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of June 30, 2025, the amended Bermuda Re Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - secured tranche	$175	$160	12/31/2025	$500	$455	12/31/2025
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - unsecured tranche	175	171	12/31/2025
Total Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$350	$332		$500	$455
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$197	12/31/2025	$230	$—	1/21/2025
		—	1/21/2026		4	2/28/2025
		4	2/28/2026		2	3/1/2025
		2	3/1/2026		1	3/15/2025
		—	3/15/2026		3	9/23/2025
		1	8/15/2026		1	12/1/2025
		3	9/23/2026		—	12/16/2025
		1	12/1/2026		—	12/20/2025
		—	12/16/2026		197	12/31/2025
		—	12/20/2026		1	8/15/2026
		2	12/31/2026
Bermuda Re Citibank LOC Facility - Uncommitted	140	75	12/31/2025	140	75	12/31/2025
		—	3/30/2029		7	12/30/2028
		7	6/30/2029
Total Bermuda Re Citibank LOC Facility	$370	$293		$370	$293
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$190	12/31/2025	$200	$193	12/31/2025
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2025	$150	$150	12/31/2025
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility-Committed	$250	$196	12/31/2025	$250	$244	12/31/2025
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7	12/31/2025	$200	$150	12/30/2025
		—			14	12/31/2025
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7		$200	$164
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2025	$200	$200	12/31/2025
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2025	100	100	12/31/2025
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£113	£107	11/1/2028	£113	£107	11/1/2028
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€66	12/31/2025	€75	€20	12/31/2025
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2025, Everest Re had statutory admitted assets of approximately $32.4 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended June 30, 2025 and 2024, respectively. Everest Re incurred interest expense of $24 million and $22 million for the six months ended June 30, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of June 30, 2025, Everest Re had $1.3 billion of collateral pledged.
8.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				June 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$355	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	685	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	622	971	620
			$2,400	$2,351	$1,662	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)

Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2025	2024
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$217	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2025 to August 15, 2025 is 6.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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
Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Interest expense incurred	$4	$4	$8	$9

10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At June 30,	At December 31,
(Dollars in millions)	2025	2024
Collateral in trust for non-affiliated agreements	$3,548	$3,241
Collateral for secured letter of credit facilities	840	1,386
Collateral for FHLB borrowings	1,321	1,294
Securities on deposit with or regulated by government authorities	1,450	1,406
Funds at Lloyd's	300	341
Funds held by reinsureds	1,291	1,218
Total restricted assets	8,749	8,885
Restricted cash is included in cash on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company had restricted cash of $338 million and $397 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2025	2024	2025	2024
(Dollars in millions)
Ceded written premiums	$80	$82	$250	$169
Ceded earned premiums	92	94	216	180
Ceded losses and LAE	—	26	121	64

Assumed written premiums	2	1	5	3
Assumed earned premiums	2	1	5	3
Assumed losses and LAE	—	—	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of June 30, 2025			$1,530
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

12.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$350	$(49)	$301	$692	$(107)	$585
Reclassification of net realized losses (gains) included
in net income (loss) (1)	10	(3)	7	15	(3)	12
Foreign currency translation and other adjustments	177	(13)	164	244	(16)	228
Reclassification of benefit plan liability amortization included
in net income (loss)	(10)	2	(8)	(10)	2	(8)
Total other comprehensive income (loss)	$527	$(63)	$465	$941	$(124)	$817
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$(101)	$32	$(70)	$(293)	$66	$(227)
Reclassification of net realized losses (gains) included
in net income (loss)	11	(2)	9	17	(3)	14
Foreign currency translation and other adjustments	(2)	2	—	(45)	7	(38)
Reclassification of benefit plan liability amortization included
in net income (loss)	31	(6)	24	31	(7)	25
Total other comprehensive income (loss)	$(61)	$25	$(36)	$(290)	$63	$(227)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024	2025	2024
URA(D) of securities (1)	$10	$11	$15	$17	Net gains (losses) on investments
	(3)	(2)	(3)	(3)	Income tax expense (benefit)
	$7	$9	$12	$14	Net income (loss)

Benefit plan net gain (loss)	$(10)	$31	$(10)	$31	Other underwriting expenses
	2	(6)	2	(7)	Income tax expense (benefit)
	$(8)	$24	$(8)	$25	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning balance of URA(D) of securities (1)	$(543)	$(876)	$(831)	$(723)
Current period change in URA(D) of securities	308	(60)	597	(213)
Ending balance of URA(D) of securities	(235)	(936)	(235)	(936)

Beginning balance of foreign currency translation and other adjustments	(259)	(233)	(323)	(195)
Current period change in foreign currency translation and other adjustments	164	—	228	(38)
Ending balance of foreign currency translation and other adjustments	(95)	(233)	(95)	(233)

Beginning balance of benefit plan net gain (loss)	16	(16)	16	(16)
Current period change in benefit plan net gain (loss)	(8)	24	(8)	25
Ending balance of benefit plan net gain (loss)	8	8	8	8

Ending balance of accumulated other comprehensive income (loss)	$(321)	$(1,160)	$(321)	$(1,160)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
13.SHARE-BASED COMPENSATION PLANS
For the three months ended June 30, 2025, a total of 6,544 shares of restricted stock awards were granted: 4,630 and 1,914 restricted stock awards were granted on May 13, 2025 and June 23, 2025, respectively. The per-share fair value of the restricted stock awards was $348.41 and $339.93, respectively. For the three months ended June 30, 2024, a total of 4,016 shares of restricted stock awards were granted on May 15, 2024, with a fair value of $377.80 per share.
For the six months ended June 30, 2025, a total of 245,272 shares of restricted stock awards were granted as follows: 230,334, 7,488, 906, 4,630 and 1,914 restricted stock awards were granted on February 26, 2025, February 27, 2025, March 6, 2025, May 13, 2025 and June 23, 2025, respectively. The fair value per share of each restricted stock award was $344.48, $347.23, $359.28, $348.41 and $339.93, respectively. Additionally, 27,204 performance share unit awards were granted on February 26, 2025, with a fair value of $344.48 per unit.
For the six months ended June 30, 2024, a total of 218,959 shares of restricted stock awards were granted as follows: 207,839, 7,104 and 4,016 restricted stock awards were granted on February 28, 2024, February 29, 2024 and May 15, 2024, respectively. The fair value per share of each restricted stock award was $369.52, $367.04 and $377.80, respectively. Additionally, 18,713 performance share unit awards were granted on February 28, 2024, with a fair value of $369.52 per unit.
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

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per share:
Numerator
Net income (loss)	$680	$724	$890	$1,457
Less: dividends declared - common shares and unvested common shares	(84)	(87)	(169)	(163)
Undistributed earnings	596	637	721	1,294
Percentage allocated to common shareholders (1)	98.8%	98.8%	98.8%	98.8%
	589	630	713	1,279
Add: dividends declared - common shareholders	83	86	167	161
Numerator for basic and diluted earnings per common share	$672	$715	$880	$1,440

Denominator
Denominator for basic earnings per weighted-average common shares	41.8	42.8	42.0	42.9
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	41.8	42.8	42.0	42.9

Per common share net income (loss)
Basic	$16.10	$16.70	$20.93	$33.57
Diluted	$16.10	$16.70	$20.93	$33.57

(1) Basic weighted - average common shares outstanding	41.8	42.8	42.0	42.9
Basic weighted - average common shares outstanding and unvested common shares expected to vest	42.3	43.4	42.5	43.4
Percentage allocated to common shareholders	98.8%	98.8%	98.8%	98.8%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of June 30, 2025 and 2024, respectively.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The Company is still evaluating the effects of the new law.

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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024		2025	2024
Gross written premiums	$4,680	$4,725	(0.9)%	$9,071	$9,136	(0.7)%
Net written premiums	4,119	4,084	0.8%	7,853	7,984	(1.6)%

REVENUES:
Premiums earned	$3,991	$3,693	8.1%	$7,843	$7,345	6.8%
Net investment income	532	528	0.8%	1,023	985	3.9%
Net gains (losses) on investments	(5)	(17)	(68.6)%	(12)	(24)	(48.0)%
Other income (expense)	(27)	23	NM	(100)	54	NM
Total revenues	4,491	4,227	6.2%	8,754	8,360	4.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,472	2,311	7.0%	5,366	4,548	18.0%
Commission, brokerage, taxes and fees	880	790	11.5%	1,704	1,571	8.4%
Other underwriting expenses	254	234	8.6%	492	458	7.6%
Corporate expenses	31	22	40.8%	52	44	18.7%
Interest, fees and bond issue cost amortization expense	38	37	1.2%	76	75	1.2%
Total claims and expenses	3,676	3,395	8.3%	7,690	6,696	14.8%

INCOME (LOSS) BEFORE TAXES	815	832	(2.0)%	1,064	1,664	(36.1)%
Income tax expense (benefit)	135	108	24.7%	173	207	(16.3)%
NET INCOME (LOSS)	$680	$724	(6.0)%	$890	$1,457	(38.9)%

RATIOS:			Point Change			Point Change
Loss ratio	61.9%	62.6%	(0.7)	68.4%	61.9%	6.5
Commission and brokerage ratio	22.0%	21.4%	0.7	21.7%	21.4%	0.3
Other underwriting expense ratio	6.4%	6.3%	0.1	6.3%	6.2%	0.1
Combined ratio	90.4%	90.3%	0.1	96.4%	89.6%	6.8

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2025	2024
Balance sheet data:
Total investments and cash	$44,300	$41,531	6.7%
Total assets	60,519	56,341	7.4%
Reserve for losses and loss adjustment expenses	32,476	29,889	8.7%
Total debt	3,588	3,587	—%
Total liabilities	45,500	42,466	7.1%
Shareholders' equity	15,019	13,875	8.2%
Book value per share	358.08	322.97	10.9%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 0.9% remaining relatively constant at $4.7 billion for the three months ended June 30, 2025, compared to $4.7 billion for the three months ended June 30, 2024. The decrease reflects a $45 million, or 3.1%, decrease in our insurance business and a $34 million, or 60.5%, decrease in business within the Other segment, partially offset by a $34 million, or 1.1%, increase in our reinsurance business. The decrease in insurance premiums compared to the prior year period was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in other specialty business and accident and health business. Gross written premiums within Other decreased by $35 million as this segment generally represents lines of business that have been discontinued. The increase in reinsurance premiums was primarily due to property pro rata and property catastrophe excess of loss lines of business, partially offset by a decrease in financial lines business driven by actions taken on our North America casualty business.
Gross written premiums decreased by 0.7% remaining relatively constant at $9.1 billion for the six months ended June 30, 2025, compared to $9.1 billion for the six months ended June 30, 2024. The decrease reflects an $83 million, or 62.4%, decrease within the Other segment and a $60 million, or 2.3%, decrease in our insurance business, partially offset by a $78 million, or 1.2%, increase in our reinsurance business. Gross written premiums within Other has decreased by $83 million as this segment generally represents lines of business that have been discontinued. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in other specialty business and property/short tail business. The increase in reinsurance premiums was primarily driven by property pro rata business and property catastrophe excess of loss business, partially offset by actions taken on our North America reinsurance casualty business.
Net written premiums increased by 0.8% remaining relatively constant at $4.1 billion for the three months ended June 30, 2025, compared to $4.1 billion for the three months ended June 30, 2024, primarily driven by higher retention in certain lines of business and overall mix of business. Net written premiums decreased by 1.6% to $7.9 billion for the six months ended June 30, 2025, compared to $8.0 billion for the six months ended June 30, 2024. The larger percentage decrease in net written premiums compared to the percentage decrease in gross written premiums was mainly due to overall mix of business.
Premiums earned increased by 8.1% to $4.0 billion during the three months ended June 30, 2025, compared to $3.7 billion during the three months ended June 30, 2024. Premiums earned increased by 6.8% to $7.8 billion for the six months ended June 30, 2025, compared to $7.3 billion for the six months ended June 30, 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $27 million and other income of $23 million for the three months ended June 30, 2025 and 2024, respectively. We recorded other expense of $100 million and other income of $54 million for the six months ended June 30, 2025 and 2024, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, in particular, the movements in the Euro and British Pound Sterling. We recognized foreign currency exchange expense of $60 million and foreign exchange currency income of $9 million for the three months ended June 30, 2025 and 2024, respectively. We recognized foreign currency exchange expense of $134 million and foreign currency exchange income of $41 million for the six months ended June 30, 2025 and 2024, respectively. The other expense incurred for the three and six months ended June 30, 2025 is partially offset by a $26.7 million pension plan settlement gain recognized in the second quarter of 2025 driven by the extinguishment of the Everest Reinsurance Company (“Everest Re”) retirement pension plan obligation liability.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,393	60.0%		$59	1.5%		$2,452	61.4%
Catastrophes	20	0.5%		—	—%		20	0.5%
Total	$2,413	60.5%		$59	1.5%		$2,472	61.9%

2024
Attritional	$2,160	58.5%		$—	—%		$2,160	58.5%
Catastrophes	151	4.1%		—	—%		151	4.1%
Total	$2,311	62.6%		$—	—%		$2,311	62.6%

Variance 2025/2024
Attritional	$233	1.5	pts	$59	1.5	pts	$292	2.9	pts
Catastrophes	(131)	(3.6)	pts	—	—	pts	(131)	(3.6)	pts
Total	$102	(2.1)	pts	$59	1.5	pts	$161	(0.7)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$4,753	60.6%		$59	0.8%		$4,812	61.4%
Catastrophes	554	7.1%		—	—%		554	7.1%
Total	$5,307	67.7%		$59	0.8%		$5,366	68.4%

2024
Attritional	$4,312	58.7%		$—	—%		$4,312	58.7%
Catastrophes	236	3.2%		—	—%		236	3.2%
Total	$4,548	61.9%		$—	—%		$4,548	61.9%

Variance 2025/2024
Attritional	$441	1.9	pts	$59	0.8	pts	500	2.6	pts
Catastrophes	318	3.8	pts	—	—	pts	318	3.8	pts
Total	$758	5.7	pts	$59	0.8	pts	$817	6.5	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 7.0% to $2.5 billion for the three months ended June 30, 2025, compared to $2.3 billion for the three months ended June 30, 2024, primarily due to an increase of $233 million in current year attritional losses and an increase in unfavorable development on prior year attritional losses of $59 million, partially offset by a decrease of $131 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. The net unfavorable prior year loss development was recorded in the Reinsurance segment.
In second quarter of 2025, the United Kingdom’s High Court concluded that that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums). The current year catastrophe losses of $20 million for the three months ended

June 30, 2025 related primarily to the 2025 U.S. Midwest convective storms ($12 million) as well as development on the first quarter 2025 Myanmar earthquake ($7 million). The $151 million of current year catastrophe losses for the three months ended June 30, 2024 related primarily to the 2024 Dubai floods ($40 million), the 2024 Germany floods ($40 million), the 2024 Brazil Floods ($35 million) and the 2024 Taiwan earthquake ($23 million).
Incurred losses and LAE increased by 18.0% to $5.4 billion for the six months ended June 30, 2025, compared to $4.5 billion for the six months ended June 30, 2024, primarily due to an increase of $441 million in current year attritional losses, an increase of $318 million in current year catastrophe losses and an increase in unfavorable development on prior year attritional losses of $59 million. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. The net unfavorable prior year loss development was recorded in the Reinsurance segment. In the second quarter of 2025, the United Kingdom’s High Court concluded that that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums). The current year catastrophe losses of $554 million for the six months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($513 million), the first quarter 2025 Myanmar earthquake ($29 million) and the 2025 U.S. Midwest convective storms ($12 million). The $236 million of current year catastrophe losses for the six months ended June 30, 2024 related primarily to the 2024 Baltimore bridge collapse ($70 million), the 2024 Dubai floods ($40 million), the 2024 Germany floods ($40 million), the 2024 Brazil Floods ($35 million) and the 2024 Taiwan earthquake ($23 million).
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 0.5 percentage points to the combined ratio for the three months ended June 30, 2025, compared with 4.1 percentage points in the corresponding period of 2024, and 7.1 percentage points to the combined ratio for the six months ended June 30, 2025, compared with 3.2 percentage points in the corresponding period of 2024.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 11.5% to $880 million for the three months ended June 30, 2025, compared to $790 million for the three months ended June 30, 2024. Commission, brokerage, taxes and fees increased by 8.4% to $1.7 billion for the six months ended June 30, 2025, compared to $1.6 billion for the six months ended June 30, 2024. The increases were primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $254 million and $234 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Other underwriting expenses were $492 million and $458 million for the six months ended June 30, 2025 and 2024, respectively. The increases in other underwriting expenses were driven by the increase in premiums earned.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $31 million and $22 million for the three months ended June 30, 2025 and 2024, respectively, and $52 million and $44 million for the six months ended June 30, 2025 and 2024, respectively. The increase in Corporate expenses for the three and six month periods ended June 30, 2025 are primarily due to a nonrecurring adjustment due to the curtailment of the employee benefit plan in 2024 as well as an increase in professional services related to the continued build out of our infrastructure.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $38 million and $37 million for the three months ended June 30, 2025 and 2024, respectively. Interest, fees and other bond amortization expense was $76 million and $75 million for the six months ended June 30, 2025 and 2024, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York borrowing. Increases in interest expense were offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.97% as of June 30, 2025, compared to 7.97% as of June 30, 2024.
Income Tax Expense (Benefit). Income tax expense was $135 million and $108 million for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $173 million and $207 million for the six months ended June 30, 2025 and 2024, respectively. The period over period increase in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The Company is still evaluating the effects of the new law.
Net Income (Loss).
Our net income was $680 million and $724 million for the three months ended June 30, 2025 and 2024, respectively. Our net income was $890 million and $1.5 billion for the six months ended June 30, 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 0.1 points to 90.4% for the three months ended June 30, 2025, compared to 90.3% for the three months ended June 30, 2024 and increased by 6.8 points to 96.4% for the six months ended June 30, 2025, compared to 89.6% for the six months ended June 30, 2024. The current year increase is primarily due to higher catastrophe losses. Refer to the analysis of combined ratio components below.
The loss ratio component decreased by 0.7 points to 61.9% for the three months ended June 30, 2025, compared to 62.6% for the three months ended June 30, 2024, mainly due to a $131 million decrease in catastrophe losses. The loss ratio component increased by 6.5 points to 68.4% for the six months ended June 30, 2025, compared to 61.9% for the six months ended June 30, 2024, primarily due to an increase of $441 million in current year attritional losses, an increase of $318 million in current year catastrophe losses and unfavorable prior year development on attritional losses of $59 million, mainly related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. The net unfavorable prior year loss development was recorded in the Reinsurance segment.
The commission and brokerage ratio components increased to 22.0% for the three months ended June 30, 2025, compared to 21.4% for the three months ended June 30, 2024, and increased to 21.7% for the six months ended June 30, 2025, compared to 21.4% for the six months ended June 30, 2024. The quarter over quarter variance was mainly due to changes in the mix of business and consistent with increase in premiums earned.
The other underwriting expense ratios increased to 6.4% for the three months ended June 30, 2025, compared to 6.3% for the three months ended June 30, 2024, and increased to 6.3% for the six months ended June 30, 2025, compared to 6.2% for the six months ended June 30, 2024. The slight increase for the three and six months was mainly due to growth while remaining relatively consistent year over year.
Shareholders’ Equity.
Shareholders’ equity increased by $1.1 billion to $15.0 billion at June 30, 2025 from $13.9 billion at December 31, 2024, principally as a result of $890 million of net income, $597 million of unrealized appreciation on available for sale fixed maturity portfolio net of tax, $228 million of net foreign currency translation adjustments and $6 million of share-based compensation transactions, partially offset by $400 million of share repurchases, $169 million of shareholder dividends and $8 million of net benefit plan obligation adjustments.

Consolidated Investment Results
Net Investment Income.
Net investment income increased by 0.8% to $532 million for the three months ended June 30, 2025, compared with net investment income of $528 million for the three months ended June 30, 2024. The increase for the three months ended June 30, 2025 was primarily the result of an increase of $27 million in income from fixed maturity investments, partially offset by a decline of $10 million in income from short-term investments, a decline of $8 million in income from other alternative investments and a decline of $5 million in limited partnership income. Net investment income increased by 3.9% to $1.0 billion for the six months ended June 30, 2025, compared with investment income of $1.0 billion for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 was primarily the result of an increase of $61 million of income from fixed maturity investments, an increase of $2 million in income from other alternative investments and an increase of $1 million from short-term investments, partially offset by a decline of $35 million in limited partnership income. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$396	$369	$782	$721
Equity securities	1	1	2	2
Short-term investments and cash	33	43	82	81
Other invested assets
Limited partnerships	88	94	113	148
Other	22	30	52	50
Gross investment income before adjustments	541	537	1,031	1,001
Funds held interest income (expense)	2	9	14	15
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	543	545	1,045	1,016
Investment expenses	11	18	22	31
Net investment income	$532	$528	$1,023	$985
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Annualized pre-tax yield on average cash and invested assets	4.9%	5.3%	4.7%	5.1%
Annualized after-tax yield on average cash and invested assets	3.9%	4.6%	3.9%	4.4%
Annualized return on invested assets	4.8%	5.2%	4.6%	4.9%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$5	$16	$(11)	$10	$26	(17)
Losses	(13)	(30)	17	(22)	(48)	26
Total	(9)	(15)	6	(12)	(22)	10

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	(1)	—	(1)
Total	—	—	—	—	—	—

Equity securities
Gains	—	1	(1)	—	2	(2)
Losses	—	—	—	(1)	—	—
Total	—	—	—	(1)	1	(2)

Other Invested Assets
Gains	—	—	—	—	—	—
Losses	—	(1)	1	—	(1)	1
Total	—	(1)	1	—	(1)	1

Total net realized gains (losses) from dispositions
Gains	5	16	(11)	10	28	(18)
Losses	(14)	(32)	18	(23)	(50)	26
Total	(8)	(15)	7	(13)	(22)	9

Allowance for credit losses	(2)	4	(6)	(2)	6	(8)

Gains (losses) from fair value adjustments
Equity securities	5	(5)	10	3	(8)	11
Total	5	(5)	10	3	(8)	11

Total net gains (losses) on investments	$(5)	$(17)	$11	$(12)	$(24)	$11
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended June 30, 2025 primarily consist of $8 million of losses due to the disposition of investments and an increase to the allowance for credit losses of $2 million, partially offset by $5 million of gains from fair value adjustments on equity securities.
Total net gains (losses) on investments during the six months ended June 30, 2025 primarily relate to $13 million of net losses due to the disposition of investments and an increase to the allowance for credit losses of $2 million, partially offset by $3 million of gains from fair value adjustments on equity securities.

Segment Results.
Our two reportable segments, Reinsurance and Insurance, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$3,243	$3,209	$34	1.1%	$6,463	$6,385	$78	1.2%
Net written premiums	3,077	3,033	43	1.4%	5,888	5,975	(88)	(1.5)%

Premiums earned	$3,037	$2,731	$306	11.2%	$5,942	$5,459	$483	8.8%
Incurred losses and LAE	1,772	1,684	88	5.2%	3,995	3,324	671	20.2%
Commission and brokerage	753	672	80	12.0%	1,460	1,343	117	8.7%
Other underwriting expenses	76	72	5	6.8%	147	142	5	3.5%
Underwriting gain (loss)	$436	$303	$133	43.8%	$340	$650	$(310)	(47.6)%

				Point Chg				Point Chg
Loss ratio	58.3%	61.7%		(3.4)	67.2%	60.9%		6.3
Commission and brokerage ratio	24.8%	24.6%		0.2	24.6%	24.6%		—
Other underwriting expense ratio	2.5%	2.6%		(0.1)	2.5%	2.6%		(0.1)
Combined ratio	85.6%	88.9%		(3.3)	94.3%	88.1%		6.2
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 1.1% remaining relatively constant at $3.2 billion for the three months ended June 30, 2025 from $3.2 billion for the three months ended June 30, 2024, primarily driven by property pro rata business and property catastrophe excess of loss business, partially offset by a decrease in financial lines business driven by actions taken on our North America casualty business. Gross written premiums increased by 1.2% to $6.5 billion for the six months ended June 30, 2025 from $6.4 billion for the six months ended June 30, 2024, primarily due to property pro rata business and property catastrophe excess of loss business, partially offset by actions taken on our North America reinsurance casualty business.

Net written premiums increased by 1.4% remaining relatively consistent at $3.1 billion for the three months ended June 30, 2025 from $3.0 billion for the three months ended June 30, 2024. Net written premiums decreased by 1.5% to $5.9 billion for the six months ended June 30, 2025, compared to $6.0 billion for the six months ended June 30, 2024. The decrease was driven by higher retention in certain lines of business and overall mix of business.
Premiums earned increased by 11.2% to $3.0 billion for the three months ended June 30, 2025, compared to $2.7 billion for the three months ended June 30, 2024. Premiums earned increased by 8.8% to $5.9 billion for the six months ended June 30, 2025, compared to $5.5 billion for the six months ended June 30, 2024. The growth in premiums earned is primarily driven by increased property pro rata business written that was recorded over the prior quarters which are now being earned. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,712	56.4%		$59	1.9%		1,772	58.3%
Catastrophes	—	—%		—	—%		—	—%
Total Segment	$1,712	56.4%		$59	1.9%		$1,772	58.3%

2024
Attritional	$1,547	56.7%		$—	—%		1,547	56.7%
Catastrophes	137	5.0%		—	—%		137	5.0%
Total Segment	$1,684	61.7%		$—	—%		$1,684	61.7%

Variance 2025/2024
Attritional	$165	(0.3)	pts	$59	1.9	pts	$224	1.7	pts
Catastrophes	(137)	(5.0)	pts	—	—	pts	(137)	(5.0)	pts
Total Segment	$29	(5.3)	pts	$59	1.9	pts	$88	(3.4)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$3,412	57.4%		$59	1.0%		3,471	58.4%
Catastrophes	523	8.8%		—	—%		523	8.8%
Total Segment	$3,936	66.2%		$59	1.0%		$3,995	67.2%

2024
Attritional	$3,107	56.9%		$—	—%		3,107	56.9%
Catastrophes	217	4.0%		—	—%		217	4.0%
Total Segment	$3,324	60.9%		$—	—%		$3,324	60.9%

Variance 2025/2024
Attritional	$305	0.5	pts	$59	1.0	pts	$364	1.5	pts
Catastrophes	307	4.8	pts	—	—	pts	307	4.8	pts
Total Segment	$612	5.4	pts	$59	1.0	pts	$671	6.3	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 5.2% to $1.8 billion for the three months ended June 30, 2025, compared to $1.7 billion for the three months ended June 30, 2024. The increase was primarily due to an increase of $165 million in current year attritional losses and an increase of unfavorable development on prior year attritional losses of $59 million, partially offset by a decrease of $137 million in current year catastrophe losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. In the second quarter of 2025, The United Kingdom’s High Court concluded that that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums). There were no current year catastrophe losses for the three months ended June 30, 2025. The $137 million of current year catastrophe losses for the three months ended June 30, 2024 related primarily to the 2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the 2024 Brazil Floods ($35 million) and the 2024 Taiwan earthquake ($21 million).
Incurred losses increased by 20.2% to $4.0 billion for the six months ended June 30, 2025, compared to $3.3 billion for the six months ended June 30, 2024. The increase was primarily due to an increase of $305 million in current year attritional losses, an increase of $307 million in current year catastrophe losses and an increase of unfavorable development on prior year attritional losses of $59 million. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years for the property line of business. In the second quarter of 2025, the United Kingdom’s High Court concluded that that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums). The current year catastrophe losses of $523 million for the six months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($503 million) and the first quarter 2025 Myanmar earthquake ($20 million). The $217 million of current year catastrophe losses for the six months ended June 30, 2024 related primarily to the 2024 Baltimore bridge collapse ($65 million), the 2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the 2024 Brazil Floods ($35 million) and the 2024 Taiwan earthquake ($21 million).
Segment Expenses. Commission and brokerage expense increased by 12.0% to $753 million for the three months ended June 30, 2025, compared to $672 million for the three months ended June 30, 2024. Commission and brokerage expense increased by 8.7% to $1.5 billion for the six months ended June 30, 2025, compared to $1.3 billion for the six months ended June 30, 2024. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $76 million for the three months ended June 30, 2025 from $72 million for the three months ended June 30, 2024. Segment other underwriting expenses increased to $147 million for the six months ended June 30, 2025, compared to $142 million for the six months ended June 30, 2024. The increases were mainly due to increased expenditures supporting the increased premium volume of the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$1,414	$1,459	$(45)	(3.1)%	$2,559	$2,618	$(60)	(2.3)%
Net written premiums	1,022	1,009	14	1.3%	1,919	1,905	13	0.7%

Premiums earned	$920	$910	$10	1.1%	$1,833	$1,781	$52	2.9%
Incurred losses and LAE	643	588	55	9.3%	1,284	1,139	144	12.7%
Commission and brokerage	121	111	10	8.9%	233	215	19	8.6%
Other underwriting expenses	174	154	20	13.0%	339	300	40	13.3%
Underwriting gain (loss)	$(18)	$56	$(75)	NM	$(23)	$127	$(151)	NM

				Point Chg				Point Chg
Loss ratio	69.9%	64.7%		5.2	70.0%	64.0%		6.0
Commission and brokerage ratio	13.1%	12.2%		0.9	12.7%	12.1%		0.6
Other underwriting expense ratio	18.9%	16.9%		2.0	18.5%	16.8%		1.7
Combined ratio	102.0%	93.8%		8.2	101.3%	92.9%		8.4
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 3.1% to $1.4 billion for the three months ended June 30, 2025, compared to $1.5 billion for the three months ended June 30, 2024. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in other specialty business and accident and health business. Gross written premiums decreased by 2.3% to $2.6 billion for the six months ended June 30, 2025, compared to $2.6 billion for the six months ended June 30, 2024. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in other specialty business and property/short tail business.
Net written premiums increased by 1.3% remaining constant at $1.0 billion for the three months ended June 30, 2025, compared to $1.0 billion for the three months ended June 30, 2024, primarily due to business mix and higher retention in certain lines of business. Net written premiums of $1.9 billion for the six months ended June 30, 2025, remained consistent with the $1.9 billion for the six months ended June 30, 2024.
Premiums earned increased by 1.1% to $920 million for the three months ended June 30, 2025, compared to $910 million for the three months ended June 30, 2024. Premiums earned increased by 2.9% to $1.8 billion for the six months ended June 30, 2025, compared to $1.8 billion for the six months ended June 30, 2024. The change in premiums earned relative to net written premiums is the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$633	68.9%		$—	—%		633	68.9%
Catastrophes	10	1.1%		—	—%		10	1.1%
Total Segment	$643	69.9%		$—	—%		$643	69.9%

2024
Attritional	$574	63.0%		$—	—%		574	63.0%
Catastrophes	15	1.6%		—	—%		15	1.6%
Total Segment	$588	64.7%		$—	—%		$588	64.7%

Variance 2025/2024
Attritional	$60	5.8	pts	$—	—	pts	$60	5.8	pts
Catastrophes	(5)	(0.5)	pts	—	—	pts	(5)	(0.5)	pts
Total Segment	$55	5.3	pts	$—	—	pts	$55	5.2	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,264	68.9%		$—	—%		1,264	68.9%
Catastrophes	20	1.1%		—	—%		20	1.1%
Total Segment	$1,284	70.0%		$—	—%		$1,284	70.0%

2024
Attritional	$1,120	62.9%		$—	—%		1,120	62.9%
Catastrophes	20	1.1%		—	—%		19	1.1%
Total Segment	$1,139	64.0%		$—	—%		$1,139	64.0%

Variance 2025/2024
Attritional	$144	6.1	pts	$—	—	pts	144	6.0	pts
Catastrophes	1	—	pts	—	—	pts	1	—	pts
Total Segment	$144	6.0	pts	$—	—	pts	$144	6.0	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 9.3% to $643 million for the three months ended June 30, 2025, compared to $588 million for the three months ended June 30, 2024. The increase was mainly due to an increase of $60 million in current year attritional losses, partially offset by a decrease of $5 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to strengthening of loss selections in casualty lines, partially offset by changes in the mix of business. The $10 million of current year catastrophe losses for the three months ended June 30, 2025 primarily related to development on the first quarter 2025 Myanmar earthquake ($7 million) and the 2025 U.S. Midwest convective storms ($5 million). The $15 million of current year catastrophe losses for the three months ended June 30, 2024 related to the 2024 second quarter U.S. convective storms ($12 million), the 2024 Taiwan earthquake ($2 million) and the 2024 Germany floods ($1 million).
Incurred losses and LAE increased by 12.7% to $1.3 billion for the six months ended June 30, 2025, compared to $1.1 billion for the six months ended June 30, 2024. The increase was mainly due to an increase of $144 million in current year attritional losses and an increase in current year catastrophe losses of $1 million. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned and strengthening of loss selections in casualty lines, partially offset by changes in mix of business. The current year catastrophe losses of $20 million for the six months ended June 30, 2025 related primarily to the first quarter 2025 Myanmar earthquake ($9 million), the 2025 Southern

California wildfires ($7 million) and the 2025 U.S. Midwest convective storms ($5 million). The $20 million of current year catastrophe losses for the six months ended June 30, 2024 related to the 2024 second quarter U.S. convective storms ($12 million), the 2024 Baltimore bridge collapse ($4 million), the 2024 Taiwan earthquake ($2 million) and the 2024 Germany floods ($1 million).
Segment Expenses. Commission and brokerage expenses increased by 8.9% to $121 million for the three months ended June 30, 2025, compared to $111 million for the three months ended June 30, 2024. Commission and brokerage expenses increased by 8.6% to $233 million for the six months ended June 30, 2025, compared to $215 million for the six months ended June 30, 2024. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $174 million for the three months ended June 30, 2025, compared to $154 million for the three months ended June 30, 2024. Segment other underwriting expenses increased to $339 million for the six months ended June 30, 2025, compared to $300 million for the six months ended June 30, 2024. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued investment of the international insurance platform.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$22	$57	$(34)	(60.5)%	$50	$133	$(83)	(62.4)%
Net written premiums	20	42	(23)	(53.5)%	47	103	(56)	(54.6)%

Premiums earned	$35	$52	$(17)	(33.2)%	$67	$104	$(37)	(35.2)%
Incurred losses and LAE	58	39	18	46.5%	87	85	2	2.3%
Commission and brokerage	7	7	—	1.3%	11	13	(2)	(17.3)%
Other underwriting expenses	3	8	(5)	(58.5)%	6	16	(10)	(63.6)%
Underwriting gain (loss)	$(33)	$(2)	$(31)	NM	$(36)	$(10)	$(26)	NM
Premiums. Gross written premiums decreased by 60.5% to $22 million for the three months ended June 30, 2025, compared to $57 million for the three months ended June 30, 2024. Gross written premiums decreased by 62.4% to $50 million for the six months ended June 30, 2025, compared to $133 million for the six months ended June 30, 2024.
Net written premiums decreased by 53.5% to $20 million for the three months ended June 30, 2025, compared to $42 million for the three months ended June 30, 2024. Net written premiums decreased by 54.6% to $47 million for the six months ended June 30, 2025, compared to $103 million for the six months ended June 30, 2024.
Premiums earned decreased by 33.2% to $35 million for the three months ended June 30, 2025, compared to $52 million for the three months ended June 30, 2024. Premiums earned decreased by 35.2% to $67 million for the six months ended June 30, 2025, compared to $104 million for the six months ended June 30, 2024.
Incurred Losses and LAE. Incurred losses and LAE increased by 46.5% to $58 million for the three months ended June 30, 2025, compared to $39 million for the three months ended June 30, 2024. Incurred losses and LAE increased by 2.3% to $87 million for the six months ended June 30, 2025, compared to $85 million for the six months ended June 30, 2024. The increase in incurred losses was due to $20 million of catastrophe losses related to the sports and leisure business and a $20 million strengthening of reserves on the current accident year on lines within this segment.
FINANCIAL CONDITION
Investments. Total investments were $42.4 billion at June 30, 2025, an increase of $2.4 billion compared to $40.0 billion at December 31, 2024. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $3.4 billion, partially offset by a decrease in short-term investment due to an overall net sale of $2.3 billion during the six months ended June 30, 2025.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At June 30, 2025	At December 31, 2024
Fixed income portfolio duration (years)	3.4	3.1
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $3.5 billion and $3.1 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, $411 million, or 11.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $341 million, or 9.7%, was receivable from Munich Reinsurance America, Inc. and $253 million, or 7.2% was receivable from Endurance Assurance Corporation. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $32.5 billion and $29.9 billion at June 30, 2025 and December 31, 2024, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At June 30, 2025
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$7,082	$14,809	$21,891	67.4%
Insurance	2,559	6,714	9,273	28.6%
Other (1)	373	939	1,312	4.0%
Total	$10,013	$22,463	$32,476	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At June 30, 2025, A&E Case and IBNR reserves totaled $149 million and $92 million, respectively.

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

	At June 30,	At December 31,
(Dollars in millions)	2025	2024
Gross reserves	$241	$260
Ceded reserves	(18)	(17)
Net reserves	$223	$242
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at June 30, 2025, we had net asbestos loss reserves of $198 million, or 88.8%, of total net A&E reserves, all of which was for assumed business. At June 30, 2025, we had gross asbestos loss reserves of $216 million, or 89.6% of total gross A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 6.7 years at June 30, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at June 30, 2025 and December 31, 2024 was $15.0 billion and $13.9 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
We model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in terms of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2024 Form 10-K filing in Part 2, Item 7 (MD&A) in “Liquidity and Capital Resources” section. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2024 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 11.0% of our December 31, 2024 shareholders’ equity. During the first half of 2025, our net exposure to catastrophes has changed due to the market conditions and business decisions. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 12.2% of our June 30, 2025 shareholders’ equity.
The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2025.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/Peril
Southeast U.S., Wind	$1,194	$2,045	$2,599	$3,107	$3,367
California, Earthquake	258	1,178	2,219	2,790	3,335
Texas, Wind	264	606	1,100	2,097	2,954
The projected economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/Peril
Southeast U.S., Wind	$824	$1,448	$1,830	$2,187	$2,383
California, Earthquake	201	868	1,634	2,064	2,451
Texas, Wind	197	448	781	1,485	2,102
For the six months ended June 30, 2025, we repurchased 1,154,883 of our common shares at a cost of $400 million in the open market and paid $169 million in common share dividends to enhance long-term expected returns to our shareholders. During fiscal year 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market and paid $334 million in common share dividends. From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing Board authorization to purchase up to 32 million of our shares was increased by 10 million shares to authorize the purchase of up to 42 million shares. As of June 30, 2025, we had repurchased 32.5 million shares under this authorization. During the second quarter of 2025, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on June 13, 2025 for holders of record as of May 28, 2025.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.0 billion and $2.4 billion for the six months ended June 30, 2025 and 2024, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $481 million and $365 million for the six months ended June 30, 2025 and 2024, respectively, and net tax payments of $16 million and $203 million for the six months ended June 30, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2025 and December 31, 2024, we held cash and short-term investments of $4.4 billion and $6.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2025, we had $1.2 billion of fixed maturity securities - available for sale maturing within one year or less, $11.1 billion maturing within one to five years and $7.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2025, we had $287 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $870 million of pre-tax unrealized depreciation and $583 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2025, Everest Re had statutory admitted assets of approximately $32.4 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 7 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $44.3 billion cash and invested assets portfolio at June 30, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.1 billion of mortgage-backed securities in the $34.1 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At June 30, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$39,192	$37,905	$36,619	$35,333	$34,046
Fair Value Change from Base (%)	7.0%	3.5%	—%	(3.5)%	(7.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,081	$1,041	$—	$(1,041)	$(2,081)
We had $32.5 billion and $29.9 billion of gross reserves for losses and LAE as of June 30, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.1 billion resulting in a discounted reserve balance of approximately $24.2 billion, representing approximately 66.0% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Our operating entities may conduct business in local currency, as well as the currency of other countries in which they operate. The primary foreign currency exposures for these operations are the British Pound Sterling, the Canadian Dollar, the Euro and the Singapore Dollar. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	69	$344.81	—	10,118,439
May 1 - 31, 2025	509,392	$343.97	508,763	9,609,676
June 1 - 30, 2025	72,568	$346.69	72,120	9,537,556
Total	582,029	$—	580,883	9,537,556
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares to a current aggregate of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. As of June 30, 2025, the Company and/or its subsidiary Holdings have repurchased 32.5 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
3.1	Bye-laws of Everest Group, Ltd., as amended May 14, 2025

10.1*	Amendment to Bermuda Re Wells Fargo Bilateral Letter of Credit Facility, effective June 9, 2025

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of James Williamson and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: August 1, 2025