Form 10-Q
period 2025-09-30
EVEREST GROUP, LTD.
filed 2025-10-31
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 24, 2025
Common Shares, $0.01 par value	41,978,058

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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including the sale of the renewal rights for our retail commercial insurance business;
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
•our ability to attract and retain key executive officers and the executives and employees necessary to manage our business;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$33,912	$28,908
(amortized cost: 2025, $34,049; 2024, $29,934, credit allowances: 2025, $(51); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $613; 2024, $759, net of credit allowances: 2025, $(6); 2024, $(8))	604	757
Equity securities, at fair value	177	217
Other invested assets	5,709	5,392
Short-term investments	3,890	4,707
Cash	1,539	1,549
Total investments and cash	45,831	41,531
Accrued investment income	421	368
Premiums receivable (net of credit allowances: 2025, $(68); 2024, $(54))	6,017	5,378
Reinsurance paid loss recoverables (net of credit allowances: 2025, $(48); 2024, $(41))	378	207
Reinsurance unpaid loss recoverables	3,511	2,915
Funds held by reinsureds	1,256	1,218
Deferred acquisition costs	1,542	1,461
Prepaid reinsurance premiums	926	869
Income tax asset, net	1,009	1,223
Other assets (net of credit allowances: 2025, $(10); 2024, $(9))	1,348	1,171
TOTAL ASSETS	$62,240	$56,341

LIABILITIES:
Reserve for losses and loss adjustment expenses	$33,742	$29,889
Unearned premium reserve	7,489	7,324
Funds held under reinsurance treaties	16	27
Amounts due to reinsurers	1,084	701
Losses in course of payment	228	241
Senior notes	2,351	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	17	84
Other liabilities	658	590
Total liabilities	46,864	42,466

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.4 (2025) and 74.3 (2024)
outstanding before treasury shares	1	1
Additional paid-in capital	3,835	3,812
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(43) at 2025 and $(177) at 2024	(154)	(1,138)
Treasury shares, at cost; 32.5 shares (2025) and 31.3 shares (2024)	(4,508)	(4,108)
Retained earnings	16,202	15,309
Total shareholders' equity	15,375	13,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,240	$56,341
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,855	$3,918	$11,698	$11,262
Net investment income	540	496	1,563	1,481
Net gains (losses) on investments	(47)	(27)	(59)	(50)
Other income (expense)	(29)	(102)	(129)	(48)
Total revenues	4,319	4,285	13,073	12,645

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,837	2,584	8,203	7,132
Commission, brokerage, taxes and fees	890	826	2,595	2,398
Other underwriting expenses	258	236	750	694
Corporate expenses	27	25	79	69
Interest, fees and bond issue cost amortization expense	38	38	114	112
Total claims and expenses	4,050	3,708	11,740	10,404

INCOME (LOSS) BEFORE TAXES	269	577	1,332	2,241
Income tax expense (benefit)	14	68	187	275

NET INCOME (LOSS)	$255	$509	$1,145	$1,966

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	129	704	714	477
Reclassification adjustment for realized losses (gains) included in net income (loss)	37	30	48	44
Total URA(D) of securities arising during the period	165	734	762	521

Foreign currency translation and other adjustments	1	83	230	45

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	(8)	24
Total benefit plan net gain (loss) for the period	—	—	(8)	24
Total other comprehensive income (loss), net of tax	167	816	984	590

COMPREHENSIVE INCOME (LOSS)	$422	$1,325	$2,129	$2,556

EARNINGS PER COMMON SHARE:
Basic	$6.09	$11.80	$27.06	$45.40
Diluted	6.09	11.80	27.06	45.40
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except dividends per share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	41.9	43.3	43.0	43.4
Issued (redeemed) during the period, net	—	—	0.2	0.1
Treasury shares acquired	—	(0.3)	(1.2)	(0.5)
Balance end of period	42.0	43.0	42.0	43.0

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,818	3,785	3,812	3,773
Share-based compensation plans	17	14	24	26
Balance end of period	3,835	3,799	3,835	3,799

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(321)	(1,160)	(1,138)	(934)
Net increase (decrease) during the period	167	816	984	590
Balance end of period	(154)	(344)	(154)	(344)

RETAINED EARNINGS:
Balance beginning of period	16,030	15,565	15,309	14,270
Net income (loss)	255	509	1,145	1,966
Dividends declared ($2.00 per share in 3Q 2025 and $6.00 per share YTD in 2025;
$2.00 per share in 3Q 2024 and $5.75 per share YTD in 2024)	(84)	(86)	(253)	(249)
Balance, end of period	16,202	15,988	16,202	15,988

TREASURY SHARES AT COST:
Balance beginning of period	(4,508)	(4,008)	(4,108)	(3,908)
Purchase of treasury shares	—	(100)	(400)	(200)
Balance end of period	(4,508)	(4,108)	(4,508)	(4,108)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,375	$15,335	$15,375	$15,335
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,145	$1,966
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(417)	(529)
Decrease (increase) in funds held by reinsureds, net	(43)	(99)
Decrease (increase) in reinsurance recoverables	(266)	(112)
Decrease (increase) in income taxes	80	(65)
Decrease (increase) in prepaid reinsurance premiums	77	(201)
Increase (decrease) in reserve for losses and loss adjustment expenses	3,086	2,605
Increase (decrease) in unearned premiums	(48)	767
Increase (decrease) in amounts due to reinsurers	213	278
Increase (decrease) in losses in course of payment	(23)	86
Change in equity adjustments in limited partnerships	(242)	(236)
Distribution of limited partnership income	128	106
Change in other assets and liabilities, net	(204)	(376)
Non-cash compensation expense	43	49
Amortization of bond premium (accrual of bond discount)	(122)	(113)
Net (gains) losses on investments	59	50
Net cash provided by (used in) operating activities	3,466	4,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	3,376	2,692
Proceeds from fixed maturities sold - available for sale	933	4,322
Proceeds from fixed maturities matured/called/repaid - held to maturity	156	129
Proceeds from fixed maturities sold - held to maturity	10	—
Proceeds from equity securities sold	55	15
Distributions from other invested assets	266	289
Cost of fixed maturities acquired - available for sale	(8,021)	(9,069)
Cost of fixed maturities acquired - held to maturity	(6)	(46)
Cost of equity securities acquired	(2)	(35)
Cost of other invested assets acquired	(406)	(438)
Net change in short-term investments	945	(1,724)
Net change in unsettled securities transactions	(66)	321
Net cash provided by (used in) investing activities	(2,759)	(3,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(19)	(23)
Purchase of treasury shares	(400)	(200)
Dividends paid to shareholders	(253)	(249)
Cost of shares withheld on settlements of share-based compensation awards	(20)	(23)
Net cash provided by (used in) financing activities	(693)	(495)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24)	25

Net increase (decrease) in cash	(10)	162
Cash, beginning of period	1,549	1,437
Cash, end of period	$1,539	$1,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$98	$340
Interest paid	91	90

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$8	$23
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2025 and 2024
1.GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2025.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$770	$—	$4	$(22)	752
Obligations of U.S. states and political subdivisions	55	—	—	(6)	49
Corporate securities	9,734	(38)	199	(189)	9,705
Asset-backed securities	5,049	(14)	23	(15)	5,044
Mortgage-backed securities
Agency commercial	402	—	9	(1)	409
Non-agency commercial	907	—	4	(39)	872
Agency residential	5,594	—	68	(178)	5,484
Non-agency residential	1,562	—	35	(1)	1,595
Foreign government securities	2,534	—	35	(100)	2,470
Foreign corporate securities	7,443	—	245	(157)	7,531
Total fixed maturity securities - available for sale	$34,049	$(51)	$621	$(708)	$33,912
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$5	$(24)	$669
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	7,288	(35)	57	(299)	7,010
Asset-backed securities	5,994	—	28	(39)	5,982
Mortgage-backed securities
Commercial	965	—	1	(66)	900
Agency residential	5,205	—	13	(287)	4,931
Non-agency residential	1,291	—	9	(11)	1,289
Foreign government securities	2,330	—	13	(147)	2,196
Foreign corporate securities	6,099	—	42	(279)	5,861
Total fixed maturity securities - available for sale	$29,934	$(36)	$167	$(1,157)	$28,908
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$167	$(2)	$7	$(1)	$170
Asset-backed securities	364	(3)	6	(8)	358
Mortgage-backed securities
Commercial	1	—	—	—	1
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$610	(6)	$19	$(10)	$613
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,423	$1,390	$1,116	$1,080
Due after one year through five years	10,521	10,558	8,774	8,480
Due after five years through ten years	6,666	6,701	4,764	4,523
Due after ten years	1,926	1,860	1,826	1,723
Asset-backed securities	5,049	5,044	5,994	5,982
Mortgage-backed securities
Agency commercial	402	409	—	—
Non-agency commercial	907	872	965	900
Agency residential	5,594	5,484	5,205	4,931
Non-agency residential	1,562	1,595	1,291	1,289
Total fixed maturity securities - available for sale	$34,049	$33,912	$29,934	$28,908
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$7	$7
Due after one year through five years	88	89	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	149	156	150	152
Asset-backed securities	364	358	484	477
Mortgage-backed securities
Commercial	1	1	21	21
Total fixed maturity securities - held to maturity	$610	$613	$765	$759
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$202	$840	$909	$563
Equity method investments	—	18	—	18
Change in URA(D), pre-tax	202	857	909	581
Deferred tax benefit (expense)	(36)	(123)	(147)	(60)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$165	$734	$762	$521
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2025 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$162	$(4)	$363	$(19)	$524	$(22)
Obligations of U.S. states and political subdivisions	8	—	36	(5)	44	(6)
Corporate securities	1,345	(35)	1,926	(154)	3,271	(189)
Asset-backed securities	440	(6)	281	(9)	721	(15)
Mortgage-backed securities
Agency commercial	88	—	17	(1)	105	(1)
Non-agency commercial	86	(5)	678	(34)	764	(39)
Agency residential	454	(5)	1,683	(173)	2,138	(178)
Non-agency residential	154	(1)	19	—	173	(1)
Foreign government securities	691	(14)	720	(86)	1,411	(100)
Foreign corporate securities	1,026	(24)	1,540	(133)	2,566	(157)
Total	$4,453	$(94)	$7,264	$(613)	$11,717	$(707)
Securities where an allowance for credit loss was recorded	2	—	15	—	17	(1)
Total fixed maturity securities - available for sale	$4,455	$(94)	$7,279	$(614)	$11,734	$(708)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2025 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$195	$(6)	$617	$(27)	$812	$(33)
Due in one year through five years	1,471	(37)	2,426	(178)	3,898	(215)
Due in five years through ten years	889	(12)	1,064	(128)	1,953	(140)
Due after ten years	675	(21)	478	(64)	1,154	(85)
Asset-backed securities	440	(6)	281	(9)	721	(15)
Mortgage-backed securities	782	(11)	2,398	(208)	3,179	(219)
Total	$4,453	$(94)	$7,264	$(613)	$11,717	$(707)
Securities where an allowance for credit loss was recorded	2	—	15	—	17	(1)
Total fixed maturity securities - available for sale	$4,455	$(94)	$7,279	$(614)	$11,734	$(708)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2025 were $11.7 billion and $708 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at September 30, 2025, amounted to less than 1.6% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2025 comprised less than 0.6% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $94 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $91 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $614 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and non-agency commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $605 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$390	$378	$1,172	$1,099
Equity securities	1	1	3	3
Short-term investments and cash	43	54	125	135
Other invested assets
Limited partnerships	76	36	189	183
Other	36	36	87	85
Gross investment income before adjustments	546	504	1,577	1,506
Funds held interest income (expense)	7	5	22	20
Future policy benefit reserve income (expense)	—	1	—	—
Gross investment income	553	510	1,598	1,525
Investment expenses	13	13	35	44
Net investment income	$540	$496	$1,563	$1,481
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
The Company had contractual commitments to invest up to an additional $2.5 billion in limited partnerships and private placement loan securities at September 30, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2025 and December 31, 2024 is limited to the total carrying value of $3.8 billion and $3.6 billion, respectively, which are included in general and limited partnerships.
As of September 30, 2025, the Company has outstanding commitments totaling $1.5 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturity securities
Allowance for credit losses	$(12)	$(9)	$(14)	$(3)
Net realized gains (losses) from dispositions	(36)	(25)	(48)	(47)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	(1)	1
Gains (losses) from fair value adjustments	—	5	3	(3)
Other invested assets	—	1	—	—
Short-term investments gain (loss)	—	1	—	1
Total net gains (losses) on investments	$(47)	$(27)	$(59)	$(50)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(39)	$—	$—	$(40)	$(35)	$—	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(17)	(14)	—	(30)	(21)	(14)	—	(34)
Increases in allowance on previously
impaired securities	(6)	—	—	(6)	(6)	—	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	25	—	—	25	25	—	—	25
Balance, end of period	$(38)	$(14)	$—	$(51)	$(38)	$(14)	$—	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(42)	$—	$—	$(42)	$(47)	$—	$(1)	$(48)
Credit losses on securities where credit
losses were not previously recorded	(9)	—	—	(9)	(9)	—	—	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	5	—	1	6
Balance, end of period	$(50)	$—	$—	$(51)	$(50)	$—	$—	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	1	2
Balance, end of period	$(2)	$(3)	$(1)	$(6)	$(2)	$(3)	$(1)	$(6)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	(8)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	(2)	(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$653	$3,237	$933	$4,322
Gross gains from sales	34	59	43	86
Gross losses from sales	(69)	(84)	(91)	(133)

Proceeds from sales of fixed maturity securities - held to maturity	$—	$—	$10	$—
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	(1)	—

Proceeds from sales of equity securities	$1	$—	$55	$15
Gross gains from sales	—	—	—	2
Gross losses from sales	—	—	(1)	—
(Some amounts may not reconcile due to rounding.)
During the nine months ended September 30, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
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
At September 30, 2025 and December 31, 2024, $2.4 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$752	$—	$752	$—
Obligations of U.S. States and political subdivisions	49	—	49	—
Corporate securities	9,705	—	9,304	402
Asset-backed securities	5,044	—	3,065	1,979
Mortgage-backed securities
Agency commercial	409	—	409	—
Non-agency commercial	872	—	872	—
Agency residential	5,484	—	5,484	—
Non-agency residential	1,595	—	1,595	—
Foreign government securities	2,470	—	2,470	—
Foreign corporate securities	7,531	—	7,518	14
Total fixed maturities - available for sale	33,912	—	31,517	2,394

Equity securities, fair value	177	87	87	3
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$436	$1,862	$14	$2,312	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	(23)	(14)	—	(36)	(24)	(13)	—	(37)
Included in other comprehensive income (loss)	13	7	—	20	(1)	5	—	3
Purchases, issuances and settlements	(25)	124	—	99	(92)	331	—	239
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$402	$1,979	$14	$2,394	$402	$1,979	$14	$2,394

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(13)	$—	$—	$(13)	$(14)	$—	$—	$(14)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$589	$1,442	$14	$2,045	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings	(7)	—	—	(6)	(1)	—	1	—
Included in other comprehensive income (loss)	2	4	—	7	1	15	—	16
Purchases, issuances and settlements	(36)	73	—	37	(123)	199	(2)	73
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$549	$1,519	$14	$2,082	$549	$1,519	$14	$2,082

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(7)	$—	$—	$(7)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2025.
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
In addition, $242 million and $239 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(Dollars in millions)
Gross reserves beginning of period	$29,889	$24,604
Less reinsurance recoverables on unpaid losses	(2,915)	(2,098)
Net reserves beginning of period	26,975	22,506

Incurred related to:
Current year	7,665	7,132
Prior years	537	—
Total incurred losses and LAE	8,203	7,132

Paid related to:
Current year	885	1,711
Prior years	4,670	2,932
Total paid losses and LAE	5,554	4,643

Foreign exchange/translation adjustment	607	209

Net reserves end of period	30,231	25,204
Plus reinsurance recoverables on unpaid losses	3,511	2,276
Gross reserves end of period	$33,742	$27,480
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $7.7 billion and $7.1 billion for the nine months ended September 30, 2025 and 2024, respectively. Gross and net reserves increased for the nine months ended September 30, 2025, reflecting an increase in underlying exposure due to strengthening of U.S. casualty reserves, year over year, amounting to approximately $476 million of current year attritional losses in 2025 compared to 2024, which includes $83 million of losses from the Washington D.C. aviation accident, as well as an increase of $58 million in 2025 current year catastrophe losses.
The net unfavorable development on prior year reserves of $537 million was primarily due to strengthening of U.S. casualty reserves and aviation losses associated with the Russia/Ukraine war of $98 million, partially offset by net favorable prior year development of $59 million, driven by the release of reserves from prior underwriting years for the property line of business. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums).
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

Our two reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Total	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,206	$1,147	$22	$4,375	$9,668	$3,706	$72	$13,446
Net written premiums	2,885	848	21	3,754	8,773	2,767	68	11,607

Premiums earned	$2,892	$939	$24	$3,855	$8,835	$2,772	$92	$11,698
Incurred losses and LAE	1,678	996	163	2,837	5,673	2,280	250	8,203
Commission and brokerage	764	121	6	890	2,223	355	16	2,595
Other underwriting expenses	74	178	5	258	221	518	11	750
Underwriting gain (loss)	$376	$(357)	$(149)	$(130)	$717	$(381)	$(185)	$151

Net investment income				540				1,563
Net gains (losses) on investments				(47)				(59)
Corporate expenses				(27)				(79)
Interest, fee and bond issue cost amortization expense				(38)				(114)
Other income (expense)				(29)				(129)
Income (loss) before taxes				$269				$1,332
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Total	Reinsurance	Insurance	Other	Total
Gross written premiums	$3,265	$1,110	$50	$4,425	$9,650	$3,728	$183	$13,561
Net written premiums	2,975	789	41	3,805	8,950	2,694	145	11,789

Premiums earned	$2,970	$898	$50	$3,918	$8,429	$2,679	$154	$11,262
Incurred losses and LAE	1,942	605	37	2,584	5,266	1,744	122	7,132
Commission and brokerage	710	110	5	826	2,054	325	19	2,398
Other underwriting expenses	73	154	8	236	215	454	24	694
Underwriting gain (loss)	$245	$28	$(1)	$272	$895	$156	$(11)	$1,039

Net investment income				496				1,481
Net gains (losses) on investments				(27)				(50)
Corporate expenses				(25)				(69)
Interest, fee and bond issue cost amortization expense				(38)				(112)
Other income (expense)				(102)				(48)
Income (loss) before taxes				$577				$2,241
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
7.CREDIT FACILITIES
As of September 30, 2025, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £113 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 10 of the Notes to these consolidated financial statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of September 30, 2025, the amended Bermuda Re Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - secured tranche	$175	$158	12/31/2025	$500	$455	12/31/2025
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - unsecured tranche	175	164	12/31/2025
Total Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$350	$323		$500	$455
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$198	12/31/2025	$230	$—	1/21/2025
		—	1/21/2026		4	2/28/2025
		4	2/28/2026		2	3/1/2025
		2	3/1/2026		1	3/15/2025
		1	3/15/2026		3	9/23/2025
		1	8/15/2026		1	12/1/2025
		3	9/23/2026		—	12/16/2025
		1	12/1/2026		—	12/20/2025
		—	12/16/2026		197	12/31/2025
		—	12/20/2026		1	8/15/2026
		2	12/31/2026
Bermuda Re Citibank LOC Facility - Uncommitted	140	75	12/31/2025	140	75	12/31/2025
		8	9/30/2029		7	12/30/2028

Total Bermuda Re Citibank LOC Facility	$370	$295		$370	$293
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$185	12/31/2025	$200	$193	12/31/2025
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2025	$150	$150	12/31/2025
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Letter of Credit Facility
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Everest Insurance (Ireland), dac as an account party with access to a $15 million sub-limit for the issuance of letters of credit (the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”). This facility superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. Effective August 18, 2025, the Bermuda Re Lloyds Bank Letter of Credit Facility was amended to extend the availability of committed issuance for an additional two years. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility - Committed	$250	$196	12/31/2025	$250	$244	12/31/2025
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7	12/31/2025	$200	$150	12/30/2025
					14	12/31/2025
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$7		$200	$164
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2025	$200	$200	12/31/2025
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2025	100	100	12/31/2025
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)
Everest International Reinsurance, Ltd. Funds at Lloyds Syndicated Letter of Credit Facility
Effective October 30, 2024, Everest International Reinsurance, Ltd. (“Everest International”) entered into a letter of credit issuance facility with a syndicate of banks including Lloyds Bank plc, Commerzbank AG, London Branch and ING Bank N.V., London Branch (the “Funds at Lloyds Syndicated Letter of Credit Facility”). The Funds at Lloyds Syndicated Letter of Credit Facility initially provided for the committed issuance of up to £113 million of unsecured letters of credit to support Everest Corporate Member Limited’s Funds at Lloyds requirements.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Pounds in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility (1)	£113	£107	11/1/2028	£113	£107	11/1/2028
(Some amounts may not reconcile due to rounding.)
(1) Effective October 20, 2025, Everest International, Lloyds Bank plc and the existing lenders entered into an amendment to the Funds at Lloyds Syndicated Letter of Credit Facility to, among others, increase the commitment amount for issuance of unsecured letters of credit to support the Funds at Lloyds requirements to up to £150 million.
Everest Reinsurance Company (Ireland), dac Commerzbank Letter of Credit Facility
Effective December 30, 2024, Everest Reinsurance Company (Ireland), dac (“Ireland Re”) entered into a letter of credit issuance facility with Commerzbank AG, New York Branch (the “Commerzbank Letter of Credit Facility”). The Commerzbank Letter of Credit Facility provides for the committed issuance of up to €75 million of unsecured letters of credit. Letters of credit under the Commerzbank Letter of Credit Facility may be issued in U.S. dollars or Euros.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars and Euros in millions)	At September 30, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€48	12/31/2025	€75	€20	12/31/2025
		$21	12/31/2025
Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2025, Everest Re had statutory admitted assets of approximately $33.0 billion which provides borrowing capacity of up to approximately $3.3 billion. As of September 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended September 30, 2025 and 2024, respectively. Everest Re incurred interest expense of $37 million and $33 million for the nine months ended September 30, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of September 30, 2025, Everest Re had $1.3 billion of collateral pledged.

8.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				September 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$365	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	707	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	647	971	620
			$2,400	$2,351	$1,719	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2025	2024
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$211	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2025 to November 17, 2025 is 6.86%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest are based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Interest expense incurred	$4	$4	$12	$13
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At September 30,	At December 31,
(Dollars in millions)	2025	2024
Collateral in trust for non-affiliated agreements	$3,401	$3,241
Collateral for secured letter of credit facilities	804	1,386
Collateral for FHLB borrowings	1,304	1,294
Securities on deposit with or regulated by government authorities	1,452	1,406
Funds at Lloyd's	308	341
Funds held by reinsureds	1,256	1,218
Total restricted assets	8,526	8,885
Restricted cash is included in cash on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had restricted cash of $144 million and $397 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2025	2024	2025	2024
(Dollars in millions)
Ceded written premiums	$115	$235	$365	$404
Ceded earned premiums	113	79	330	260
Ceded losses and LAE	13	44	135	107

Assumed written premiums	4	4	9	6
Assumed earned premiums	4	4	9	6
Assumed losses and LAE	—	—	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of September 30, 2025			$1,530
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

12.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$155	$(26)	$129	$847	$(133)	$714
Reclassification of net realized losses (gains) included
in net income (loss) (1)	47	(10)	37	62	(14)	48
Foreign currency translation and other adjustments	(25)	26	1	219	11	230
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—	(10)	2	(8)
Total other comprehensive income (loss)	$177	$(10)	$167	$1,118	$(134)	$984
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$824	$(120)	$704	$531	$(54)	$477
Reclassification of net realized losses (gains) included
in net income (loss)	33	(3)	30	49	(6)	44
Foreign currency translation and other adjustments	93	(11)	83	49	(4)	45
Reclassification of benefit plan liability amortization included
in net income (loss)	(1)	—	—	31	(6)	24
Total other comprehensive income (loss)	$950	$(134)	$816	$660	$(70)	$590
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024	2025	2024
URA(D) of securities (1)	$47	$33	$62	$49	Net gains (losses) on investments
	(10)	(3)	(14)	(6)	Income tax expense (benefit)
	$37	$30	$48	$44	Net income (loss)

Benefit plan net gain (loss)	$—	$(1)	$(10)	$31	Other underwriting expenses
	—	—	2	(6)	Income tax expense (benefit)
	$—	$—	$(8)	$24	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning balance of URA(D) of securities (1)	$(235)	$(936)	$(831)	$(723)
Current period change in URA(D) of securities	165	734	762	521
Ending balance of URA(D) of securities	(69)	(202)	(69)	(202)

Beginning balance of foreign currency translation and other adjustments	(95)	(233)	(323)	(195)
Current period change in foreign currency translation and other adjustments	1	83	230	45
Ending balance of foreign currency translation and other adjustments	(93)	(150)	(93)	(150)

Beginning balance of benefit plan net gain (loss)	8	8	16	(16)
Current period change in benefit plan net gain (loss)	—	—	(8)	24
Ending balance of benefit plan net gain (loss)	8	8	8	8

Ending balance of accumulated other comprehensive income (loss)	$(154)	$(344)	$(154)	$(344)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
13.SHARE-BASED COMPENSATION PLANS
For the three months ended September 30, 2025, a total of 54,237 shares of restricted stock awards were granted: 954 and 53,283 restricted stock awards were granted on August 20, 2025 and September 11, 2025, respectively. The per-share fair value of the restricted stock awards was $341.44 and $343.83, respectively. For the three months ended September 30, 2024, a total of 1,744 shares of restricted stock awards were granted on September 12, 2024, with a fair value of $376.58 per share.
For the nine months ended September 30, 2025, a total of 299,509 shares of restricted stock awards were granted as follows: 230,334, 7,488, 906, 4,630, 1,914, 954 and 53,283 restricted stock awards were granted on February 26, 2025, February 27, 2025, March 6, 2025, May 13, 2025, June 23, 2025, August 21, 2025 and September 11, 2025, respectively. The fair value per share of each restricted stock award was $344.48, $347.23, $359.28, $348.41, $339.93, $341.44 and $343.83, respectively. Additionally, 27,204 performance share unit awards were granted on February 26, 2025, with a fair value of $344.48 per unit.
For the nine months ended September 30, 2024, a total of 220,703 shares of restricted stock awards were granted as follows: 207,839, 7,104, 4,016 and 1,744 restricted stock awards were granted on February 28, 2024, February 29, 2024, May 15, 2024 and September 12, 2024, respectively. The fair value per share of each restricted stock award was $369.52, $367.04, $377.80 and $376.58, respectively. Additionally, 18,713 performance share unit awards were granted on February 28, 2024, with a fair value of $369.52 per unit.
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

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) per share:
Numerator
Net income (loss)	$255	$509	$1,145	$1,966
Less: dividends declared - common shares and unvested common shares	(84)	(86)	(253)	(249)
Undistributed earnings	172	423	892	1,717
Percentage allocated to common shareholders (1)	98.8%	98.8%	98.8%	98.8%
	169	418	882	1,697
Add: dividends declared - common shareholders	83	85	250	246
Numerator for basic and diluted earnings per common share	$252	$503	$1,132	$1,943

Denominator
Denominator for basic earnings per weighted-average common shares	41.4	42.6	41.8	42.8
Effect of dilutive securities:
Options	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	41.4	42.6	41.8	42.8

Per common share net income (loss)
Basic	$6.09	$11.80	$27.06	$45.40
Diluted	$6.09	$11.80	$27.06	$45.40

(1) Basic weighted - average common shares outstanding	41.4	42.6	41.8	42.8
Basic weighted - average common shares outstanding and unvested common shares expected to vest	41.9	43.1	42.3	43.3
Percentage allocated to common shareholders	98.8%	98.8%	98.8%	98.8%
(Some amounts may not reconcile due to rounding.)
There were no options outstanding as of September 30, 2025 and 2024.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in the third quarter of 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
16.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements other than the non-recognized events described below.
Adverse Development Cover Reinsurance Agreements
On October 26, 2025, Everest Re and Bermuda Re (the “Ceding Companies”) entered into adverse development cover reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. The adverse development cover reinsurance agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital. The adverse development cover reinsurance agreements are effective October 1, 2025 and cover risks arising out of the Ceding Companies’ North American Insurance and Other Segment liabilities and relating to premium earned during 2024 and prior years (the “Subject Business”). The reinsurance agreements exclude certain liabilities, including among others those related to the Ceding Companies’ Asbestos and Environmental reserves included in the Other Segment. The aggregate of the statutory reserves held for the Subject Business, pursuant to the Reinsurance Agreements, is $5.4 billion, as of September 30, 2025.
The adverse development cover is composed of two layers in excess of the $5.4 billion of North America Insurance and Other segment liability subject reserves. The first layer is $700 million, upon which Everest will transfer $1.3 billion of in-the-money reserves in consideration upon closing of the transaction. The second layer is $500 million, upon which Everest will pay approximately $122 million of consideration upon closing of the transaction, which will be reported in the consolidated statement of operations for the fourth quarter of 2025. Everest will have a co-participation of $100 million in each layer.
Sale of Certain Retail Commercial Insurance Renewal Rights
On October 26, 2025, Group entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial property and casualty insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million (the “Master Transaction Agreement”). In addition, pursuant to the Master Transaction Agreement, AIG has agreed to pay Group $30 million for certain expenses. The closing of the transaction, occurred on October 26, 2025. Pursuant to the Master Transaction Agreement, if the gross written premium paid and payable to AIG with respect to aggregate renewed premiums are less than 80% of the aggregate premiums for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025, Everest will reimburse a portion of the aggregate purchase price, not to exceed $70 million, to AIG depending on the relative percentage of such 2025 premiums.
In addition, on October 26, 2025, Everest entered into an agreement with AIG to sell the renewal rights for certain lines of commercial property and casualty insurance business written by the Company in certain countries in the European Union, for an aggregate purchase price of $49 million (the “EU Master Transaction Agreement,” and together with the Master Transaction Agreement, the “Master Transaction Agreements”). Completion of the transaction will be subject to certain regulatory approvals.
The purchase price under the Master Transaction Agreements is subject to adjustment such that the final purchase price will be equal to 15% of the actual premiums written for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025. Under the Master Transaction Agreements, AIG has also agreed to pay Group a total of $10 million per month for nine months for specified transition services.

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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Adverse Development Cover Reinsurance Agreements
On October 26, 2025, Everest Re and Bermuda Re (the “Ceding Companies”) entered into adverse development cover reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. The adverse development cover reinsurance agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital. The adverse development cover reinsurance agreements are effective October 1, 2025 and cover risks arising out of the Ceding Companies’ North American Insurance and Other Segment liabilities and relating to premium earned during 2024 and prior years (the “Subject Business”). The reinsurance agreements exclude certain liabilities, including among others those related to the Ceding Companies’ Asbestos and Environmental reserves included in the Other Segment. The aggregate of the statutory reserves held for the Subject Business, pursuant to the Reinsurance Agreements, is $5.4 billion, as of September 30, 2025.
The adverse development cover is composed of two layers in excess of the $5.4 billion of North America Insurance and Other segment liability subject reserves. The first layer is $700 million, upon which Everest will transfer $1.25 billion of in-the-money reserves in consideration upon closing of the transaction.The second layer is $500 million, upon which Everest will pay approximately $122 million of consideration upon closing of the transaction, which will be reported in the consolidated statement of operations for the fourth quarter of 2025. Everest will have a co-participation of $100 million in each layer.
Sale of Certain Retail Commercial Insurance Renewal Rights
On October 26, 2025, Group entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial property and casualty insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million (the “Master Transaction Agreement”). In addition, pursuant to the Master Transaction Agreement, AIG has agreed to pay Group $30 million for certain expenses. The closing of the transaction, occurred on October 26, 2025. Pursuant to the Master Transaction Agreement, if the gross written premium paid and payable to AIG with respect to aggregate renewed premiums are less than 80% of the aggregate premiums for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025, Everest will reimburse a portion of the aggregate purchase price, not to exceed $70 million, to AIG depending on the relative percentage of such 2025 premiums.
In addition, on October 26, 2025, Everest entered into an agreement with AIG to sell the renewal rights for certain lines of commercial property and casualty insurance business written by the Company in certain countries in the European Union, for an aggregate purchase price of $49 million (the “EU Master Transaction Agreement,” and together with the Master Transaction Agreement, the “Master Transaction Agreements”). Completion of the transaction will be subject to certain regulatory approvals.
The purchase price under the Master Transaction Agreements is subject to adjustment such that the final purchase price will be equal to 15% of the actual premiums written for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025. Under the Master Transaction Agreements, AIG has also agreed to pay Group a total of $10 million per month for nine months for specified transition services.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024		2025	2024
Gross written premiums	$4,375	$4,425	(1.1)%	$13,446	$13,561	(0.8)%
Net written premiums	3,754	3,805	(1.3)%	11,607	11,789	(1.5)%

REVENUES:
Premiums earned	$3,855	$3,918	(1.6)%	$11,698	$11,262	3.9%
Net investment income	540	496	8.8%	1,563	1,481	5.5%
Net gains (losses) on investments	(47)	(27)	75.4%	(59)	(50)	17.7%
Other income (expense)	(29)	(102)	(71.3)%	(129)	(48)	NM
Total revenues	4,319	4,285	0.8%	13,073	12,645	3.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,837	2,584	9.8%	8,203	7,132	15.0%
Commission, brokerage, taxes and fees	890	826	7.8%	2,595	2,398	8.2%
Other underwriting expenses	258	236	9.2%	750	694	8.1%
Corporate expenses	27	25	10.1%	79	69	15.6%
Interest, fees and bond issue cost amortization expense	38	38	1.5%	114	112	1.3%
Total claims and expenses	4,050	3,708	9.2%	11,740	10,404	12.8%

INCOME (LOSS) BEFORE TAXES	269	577	(53.4)%	1,332	2,241	(40.5)%
Income tax expense (benefit)	14	68	(80.0)%	187	275	(32.0)%
NET INCOME (LOSS)	$255	$509	(49.9)%	$1,145	$1,966	(41.7)%

RATIOS:			Point Change			Point Change
Loss ratio	73.6%	66.0%	7.6	70.1%	63.3%	6.8
Commission and brokerage ratio	23.1%	21.1%	2.0	22.2%	21.3%	0.9
Other underwriting expense ratio	6.7%	6.0%	0.7	6.4%	6.2%	0.2
Combined ratio	103.4%	93.1%	10.3	98.7%	90.8%	7.9

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2025	2024
Balance sheet data:
Total investments and cash	$45,831	$41,531	10.4%
Total assets	62,240	56,341	10.5%
Reserve for losses and loss adjustment expenses	33,742	29,889	12.9%
Total debt	3,588	3,587	—%
Total liabilities	46,864	42,466	10.4%
Shareholders' equity	15,375	13,875	10.8%
Book value per share	366.22	322.97	13.4%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 1.1%, remaining relatively constant at $4.4 billion for the three months ended September 30, 2025, compared to $4.4 billion for the three months ended September 30, 2024. The decrease reflects a $59 million, or 1.8%, decrease in our reinsurance business and a $28 million, or 55.9%, decrease in business within the Other segment, partially offset by a $37 million, or 3.4%, increase in our insurance business. The decrease in reinsurance premiums was primarily due to U.S. casualty pro rata and casualty excess of loss lines of business, partially offset by an increase in the property book of business and financial lines business. Gross written premiums within Other decreased by $28 million as this segment generally represents lines of business that have been discontinued. The increase in insurance premiums compared to the prior year period was primarily due to an increase in accident and health business, professional liability business and other specialty business, partially offset by portfolio actions taken on specialty casualty lines of business primarily in the U.S. portfolio.
Gross written premiums decreased by 0.8% to $13.4 billion for the nine months ended September 30, 2025, compared to $13.6 billion for the nine months ended September 30, 2024. The decrease reflects an $111 million, or 60.6%, decrease within the Other segment and a $22 million, or 0.6%, decrease in our insurance business, partially offset by a $19 million, or 0.2%, increase in our reinsurance business. Gross written premiums within Other has decreased by $111 million as this segment generally represents lines of business that have been discontinued. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in other specialty business and property/short tail business. The increase in reinsurance premiums was primarily driven by property pro rata business and property catastrophe excess of loss business in the U.S., partially offset by actions taken on our U.S. reinsurance casualty business.
Net written premiums decreased by 1.3% remaining relatively constant at $3.8 billion for the three months ended September 30, 2025, compared to $3.8 billion for the three months ended September 30, 2024, primarily driven by overall mix of business. Net written premiums decreased by 1.5% to $11.6 billion for the nine months ended September 30, 2025, compared to $11.8 billion for the nine months ended September 30, 2024. The larger percentage decrease in net written premiums compared to the percentage decrease in gross written premiums was mainly due to higher retention and overall mix of business.
Premiums earned decreased by 1.6% to $3.9 billion during the three months ended September 30, 2025, compared to $3.9 billion during the three months ended September 30, 2024. Premiums earned increased by 3.9% to $11.7 billion for the nine months ended September 30, 2025, compared to $11.3 billion for the nine months ended September 30, 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $29 million and other expense of $102 million for the three months ended September 30, 2025 and 2024, respectively. We recorded other expense of $129 million and other expense of $48 million for the nine months ended September 30, 2025 and 2024, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, in particular, the movements in the Euro and British Pound Sterling. We recognized foreign currency exchange expense of $33 million and foreign exchange currency expense of $102 million for the three months ended September 30, 2025 and 2024, respectively. We recognized foreign currency exchange expense of $165 million and foreign currency exchange expense of $61 million for the nine months ended September 30, 2025 and 2024, respectively. The other expense incurred for the nine months ended September 30,

2025 is partially offset by a $26.7 million pension plan settlement gain recognized in the second quarter of 2025 driven by the extinguishment of the Everest Reinsurance Company (“Everest Re”) retirement pension plan obligation liability.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,309	59.9%		$537	13.9%		$2,846	73.8%
Catastrophes	50	1.3%		(59)	(1.5)%		(9)	(0.2)%
Total	$2,359	61.2%		$478	12.4%		$2,837	73.6%

2024
Attritional	$2,274	58.0%		$—	—%		$2,274	58.0%
Catastrophes	310	7.9%		—	—%		310	7.9%
Total	$2,584	66.0%		$—	—%		$2,584	66.0%

Variance 2025/2024
Attritional	$35	1.8	pts	$537	13.9	pts	$572	15.8	pts
Catastrophes	(260)	(6.6)	pts	(59)	(1.5)	pts	(319)	(8.1)	pts
Total	$(225)	(4.8)	pts	$478	12.4	pts	$253	7.6	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$7,061	60.4%		$596	5.1%		$7,658	65.5%
Catastrophes	604	5.2%		(59)	(0.5)%		545	4.7%
Total	$7,665	65.5%		$537	4.6%		$8,203	70.1%

2024
Attritional	$6,586	58.5%		$—	—%		$6,586	58.5%
Catastrophes	546	4.9%		—	—%		546	4.9%
Total	$7,132	63.3%		$—	—%		$7,132	63.3%

Variance 2025/2024
Attritional	$476	1.9	pts	$596	5.1	pts	1,072	7.0	pts
Catastrophes	58	0.3	pts	(59)	(0.5)	pts	(1)	(0.2)	pts
Total	$533	2.2	pts	$537	4.6	pts	$1,071	6.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 9.8% to $2.8 billion for the three months ended September 30, 2025, compared to $2.6 billion for the three months ended September 30, 2024, primarily due to an increase of $35 million in current year attritional losses and an increase in unfavorable development on prior year attritional losses of $537 million, partially offset by a decrease of $260 million in current year catastrophe losses and favorable development on prior year catastrophe losses of $59 million.

The increase in unfavorable development on prior year attritional losses of $537 million was primarily a result of strengthening of U.S. casualty reserves. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
The current year catastrophe losses of $50 million for the three months ended September 30, 2025 related primarily to Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($20 million) and the 2025 Philippines earthquake ($10 million). The $310 million of current year catastrophe losses for the three months ended September 30, 2024 related primarily to Hurricane Helene ($81 million), Hurricane Beryl ($67 million), Hurricane Debby ($60 million), the 2024 European flood Boris ($48 million) and the third quarter 2024 Calgary Alberta storms ($41 million). For the three months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly related to reserves released related to the 2022 Hurricane Ian event.
Incurred losses and LAE increased by 15.0% to $8.2 billion for the nine months ended September 30, 2025, compared to $7.1 billion for the nine months ended September 30, 2024, primarily due to an increase of $476 million in current year attritional losses, an increase in unfavorable development on prior year attritional losses of $596 million and an increase of $58 million in current year catastrophe losses, partially offset by favorable development on prior year catastrophe losses of $59 million.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily related to the strengthening of U.S. casualty reserves. Additionally, the unfavorable development on prior year attritional losses was impacted by $98 million of aviation losses associated with the Russia/Ukraine war, partially offset by net favorable prior year development of $39 million due to reserve releases for property business.
The current year catastrophe losses of $604 million for the nine months ended September 30, 2025 related primarily to the 2025 Southern California wildfires ($512 million), the first quarter 2025 Myanmar earthquake ($28 million), Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($20 million), the 2025 U.S. Midwest convective storms ($14 million) and the 2025 Philippines earthquake ($10 million). The $546 million of current year catastrophe losses for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($81 million), Hurricane Beryl ($67 million), the 2024 Baltimore bridge collapse ($62 million), Hurricane Debby ($60 million), the 2024 European flood Boris ($48 million), the 2024 Brazil Floods ($41 million), the third quarter 2024 Calgary Alberta storms ($41 million), the 2024 Germany floods ($41 million), the 2024 Dubai floods ($40 million) and the 2024 Taiwan earthquake ($27 million). For the nine months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly related to reserves released related to the 2022 Hurricane Ian event.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 1.3 percentage points to the combined ratio for the three months ended September 30, 2025, compared with 7.9 percentage points in the corresponding period of 2024, and 5.2 percentage points to the combined ratio for the nine months ended September 30, 2025, compared with 4.9 percentage points in the corresponding period of 2024.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 7.8% to $890 million for the three months ended September 30, 2025, compared to $826 million for the three months ended September 30, 2024. Commission, brokerage, taxes and fees increased by 8.2% to $2.6 billion for the nine months ended September 30, 2025, compared to $2.4 billion for the nine months ended September 30, 2024. The increases were primarily due to the impact of change in profit commission from the mortgage business loss reserves decrease within the Reinsurance segment and overall mix of business.
Other Underwriting Expenses. Other underwriting expenses were $258 million and $236 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Other underwriting expenses were $750 million and $694 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in other underwriting expenses were driven by continued investment in insurance operations.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $27 million and $25 million for the three months ended September 30, 2025 and 2024, respectively, and $79 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in Corporate expenses for the three and nine month periods ended September 30, 2025 are primarily due to a nonrecurring adjustment due to the curtailment of the employee benefit plan in 2024, as well as an increase in professional services related to the continued build out of our infrastructure.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense remained consistent at $38 million for the three months ended September 30, 2025, compared to $38 million for the three months ended September 30, 2024. Interest, fees and other bond amortization expense increased to $114 million from $112 million for the nine months ended September 30, 2025 and 2024, respectively. The increase for the nine months ended September 30, 2025 was mainly due to higher interest costs on the Federal Home Loan Bank of New York borrowing, partially offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.86% as of September 30, 2025, compared to 7.76% as of September 30, 2024.
Income Tax Expense (Benefit). Income tax expense was $14 million and $68 million for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $187 million and $275 million for the nine months ended September 30, 2025 and 2024, respectively. The period over period decrease in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in the third quarter of 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
Net Income (Loss).
Our net income was $255 million and $509 million for the three months ended September 30, 2025 and 2024, respectively. Our net income was $1.1 billion and $2.0 billion for the nine months ended September 30, 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 10.3 points to 103.4% for the three months ended September 30, 2025, compared to 93.1% for the three months ended September 30, 2024 and increased by 7.9 points to 98.7% for the nine months ended September 30, 2025, compared to 90.8% for the nine months ended September 30, 2024. The current year increase is primarily due to higher attritional losses. Refer to the analysis of combined ratio components below.
The loss ratio component increased by 7.6 points to 73.6% for the three months ended September 30, 2025, compared to 66.0% for the three months ended September 30, 2024, mainly due to a $537 million increase in unfavorable development on prior year attritional losses, partially offset by a $260 million decrease in catastrophe losses. The loss ratio component increased by 6.8 points to 70.1% for the nine months ended September 30, 2025, compared to 63.3% for the nine months ended September 30, 2024, primarily due to an increase of $476 million in current year attritional losses, an increase of $58 million in current year catastrophe losses and unfavorable prior year development on attritional losses of $596 million.
The commission and brokerage ratio components increased to 23.1% for the three months ended September 30, 2025, compared to 21.1% for the three months ended September 30, 2024, and increased to 22.2% for the nine months ended September 30, 2025, compared to 21.3% for the nine months ended September 30, 2024. The quarter over quarter increase was mainly due to changes in the mix of business and the change in profit commission from the mortgage business loss reserves decrease within the Reinsurance segment.

The other underwriting expense ratios increased to 6.7% for the three months ended September 30, 2025, compared to 6.0% for the three months ended September 30, 2024, and increased to 6.4% for the nine months ended September 30, 2025, compared to 6.2% for the nine months ended September 30, 2024. The increase for the three and nine months was mainly due to growth in insurance operations.
Shareholders’ Equity.
Shareholders’ equity increased by $1.5 billion to $15.4 billion at September 30, 2025 from $13.9 billion at December 31, 2024, principally as a result of $1.1 billion of net income, $762 million of unrealized appreciation on available for sale fixed maturity portfolio net of tax, $230 million of net foreign currency translation adjustments and $24 million of share-based compensation transactions, partially offset by $400 million of share repurchases, $253 million of shareholder dividends and $8 million of net benefit plan obligation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 8.8% to $540 million for the three months ended September 30, 2025, compared with net investment income of $496 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily the result of an increase of $41 million in limited partnership income and an increase of $12 million in income from fixed maturity investments, partially offset by a decline of $11 million in income from short-term investments. Net investment income increased by 5.5% to $1.6 billion for the nine months ended September 30, 2025, compared with investment income of $1.5 billion for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was primarily the result of an increase of $73 million of income from fixed maturity investments, an increase of $6 million in limited partnership income and an increase of $2 million in income from other alternative investments, partially offset by a decline of $10 million from short-term investments. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$390	$378	$1,172	$1,099
Equity securities	1	1	3	3
Short-term investments and cash	43	54	125	135
Other invested assets
Limited partnerships	76	36	189	183
Other	36	36	87	85
Gross investment income before adjustments	546	504	1,577	1,506
Funds held interest income (expense)	7	5	22	20
Future policy benefit reserve income (expense)	—	1	—	—
Gross investment income	553	510	1,598	1,525
Investment expenses	13	13	35	44
Net investment income	$540	$496	$1,563	$1,481
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Annualized pre-tax yield on average cash and invested assets	4.8%	4.8%	4.7%	4.9%
Annualized after-tax yield on average cash and invested assets	4.0%	4.2%	3.9%	4.3%
Annualized return on invested assets	4.4%	4.6%	4.5%	4.8%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$34	$59	$(26)	$43	$86	(42)
Losses	(69)	(84)	15	(91)	(133)	41
Total	(36)	(25)	(11)	(48)	(47)	(1)

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	(1)	—	(1)
Total	—	—	—	—	—	—

Equity securities
Gains	—	—	—	—	2	(1)
Losses	—	—	—	(1)	—	—
Total	—	—	—	(1)	1	(2)

Other Invested Assets
Gains	—	—	—	—	—	—
Losses	—	1	(1)	—	—	—
Total	—	1	(1)	—	—	—

Short-Term Investments
Gains	—	1	(1)	—	1	(1)
Losses	—	—	—	—	—	—
Total	—	1	(1)	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	34	60	(26)	44	88	(44)
Losses	(69)	(84)	14	(93)	(133)	40
Total	(36)	(24)	(12)	(49)	(45)	(3)

Allowance for credit losses	(12)	(9)	(3)	(14)	(3)	(11)

Gains (losses) from fair value adjustments
Equity securities	—	5	(5)	3	(3)	6
Total	—	5	(5)	3	(3)	6

Total net gains (losses) on investments	$(47)	$(27)	$(20)	$(59)	$(50)	$(9)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2025 primarily consist of $36 million of losses due to the disposition of investments and an increase to the allowance for credit losses of $12 million.
Total net gains (losses) on investments during the nine months ended September 30, 2025 primarily relate to $49 million of net losses due to the disposition of investments and an increase to the allowance for credit losses of $14 million, partially offset by $3 million of gains from fair value adjustments on equity securities.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$3,206	$3,265	$(59)	(1.8)%	$9,668	$9,650	$19	0.2%
Net written premiums	2,885	2,975	(89)	(3.0)%	8,773	8,950	(177)	(2.0)%

Premiums earned	$2,892	$2,970	$(78)	(2.6)%	$8,835	$8,429	$405	4.8%
Incurred losses and LAE	1,678	1,942	(264)	(13.6)%	5,673	5,266	407	7.7%
Commission and brokerage	764	710	53	7.5%	2,223	2,054	170	8.3%
Other underwriting expenses	74	73	1	1.7%	221	215	6	2.9%
Underwriting gain (loss)	$376	$245	$132	53.9%	$717	$895	$(178)	(19.9)%

				Point Chg				Point Chg
Loss ratio	58.0%	65.4%		(7.4)	64.2%	62.5%		1.7
Commission and brokerage ratio	26.4%	23.9%		2.5	25.2%	24.4%		0.8
Other underwriting expense ratio	2.6%	2.5%		0.1	2.5%	2.6%		—
Combined ratio	87.0%	91.8%		(4.8)	91.9%	89.4%		2.5
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 1.8% to $3.2 billion for the three months ended September 30, 2025, compared to $3.3 billion for the three months ended September 30, 2024, primarily driven by the effects of underwriting actions on U.S. casualty pro rata and casualty excess of loss lines of business, partially offset by an increase in the property book of business and financial lines business. Gross written premiums increased by 0.2% to $9.7 billion for the nine months ended September 30, 2025, compared to $9.6 billion for the nine months ended September 30, 2024, primarily driven by property pro rata business and property catastrophe excess of loss business in the U.S., partially offset by actions taken on our U.S. reinsurance casualty business.
Net written premiums decreased by 3.0% to $2.9 billion for the three months ended September 30, 2025, compared to $3.0 billion for the three months ended September 30, 2024. Net written premiums decreased by 2.0% to $8.8 billion for the nine months ended September 30, 2025, compared to $8.9 billion for the nine months ended September 30, 2024. The decreases were driven by changes in cessions and overall mix of business.

Premiums earned decreased by 2.6% to $2.9 billion for the three months ended September 30, 2025, compared to $3.0 billion for the three months ended September 30, 2024, comparable to the decrease in net written premium. Premiums earned increased by 4.8% to $8.8 billion for the nine months ended September 30, 2025, compared to $8.4 billion for the nine months ended September 30, 2024, primarily driven by increased property pro rata business written that was recorded over the prior quarters which are now being earned. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,662	57.5%		$30	1.0%		1,692	58.5%
Catastrophes	45	1.6%		(59)	(2.0)%		(14)	(0.5)%
Total Segment	$1,707	59.0%		$(29)	(1.0)%		$1,678	58.0%

2024
Attritional	$1,672	56.3%		$—	—%		1,672	56.3%
Catastrophes	270	9.1%		—	—%		270	9.1%
Total Segment	$1,942	65.4%		$—	—%		$1,942	65.4%

Variance 2025/2024
Attritional	$(10)	1.2	pts	$30	1.0	pts	$20	2.2	pts
Catastrophes	(225)	(7.5)	pts	(59)	(2.0)	pts	(284)	(9.6)	pts
Total Segment	$(235)	(6.4)	pts	$(29)	(1.0)	pts	$(264)	(7.4)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$5,074	57.4%		$89	1.0%		5,164	58.4%
Catastrophes	569	6.4%		(59)	(0.7)%		509	5.8%
Total Segment	$5,643	63.9%		$30	0.3%		$5,673	64.2%

2024
Attritional	$4,779	56.7%		$—	—%		4,779	56.7%
Catastrophes	487	5.8%		—	—%		487	5.8%
Total Segment	$5,266	62.5%		$—	—%		$5,266	62.5%

Variance 2025/2024
Attritional	$295	0.7	pts	$89	1.0	pts	$385	1.8	pts
Catastrophes	82	0.7	pts	(59)	(0.7)	pts	23	—	pts
Total Segment	$377	1.4	pts	$30	0.3	pts	$407	1.7	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 13.6% to $1.7 billion for the three months ended September 30, 2025, compared to $1.9 billion for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $10 million in current year attritional losses, a decrease of $225 million in current year catastrophe losses and favorable development on prior year catastrophe losses of $59 million, partially offset by an increase of unfavorable development on prior year attritional losses of $30 million.

The decrease in current year attritional losses was mainly related to the impact of change in business mix. The unfavorable development on prior year attritional losses was primarily related to reserve strengthening of the U.S. casualty business.
The $45 million of current year catastrophe losses for the three months ended September 30, 2025 related primarily to Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($15 million) and the 2025 Philippines earthquake ($10 million). The $270 million of current year catastrophe losses for the three months ended September 30, 2024 related primarily to Hurricane Helene ($65 million), Hurricane Debby ($59 million), Hurricane Beryl ($56 million), the 2024 European flood Boris ($46 million) and the 2024 third quarter Calgary Alberta storms ($35 million). For three months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly related to reserves released related to the 2022 Hurricane Ian event.
Incurred losses increased by 7.7% to $5.7 billion for the nine months ended September 30, 2025, compared to $5.3 billion for the nine months ended September 30, 2024. The increase was primarily due to an increase of $295 million in current year attritional losses, an increase of $82 million in current year catastrophe losses and an increase of unfavorable development on prior year attritional losses of $89 million, partially offset by favorable development on prior year catastrophe losses of $59 million.
The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned, the impact of the Washington D.C. aviation accident during the first quarter and reserve strengthening on the U.S. casualty business. The unfavorable development on prior year attritional losses was primarily related to reserve strengthening on the U.S. casualty business, as well as aviation losses associated with the Russia/Ukraine war of $98 million. In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $98 million ($84 million net of reinstatement premiums).
The current year catastrophe losses of $569 million for the nine months ended September 30, 2025 related primarily to the 2025 Southern California wildfires ($502 million) and the first quarter 2025 Myanmar earthquake ($20 million), Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($15 million), the 2025 Philippines earthquake ($10 million) and the 2025 U.S. Midwest convective storms ($14 million). The $487 million of current year catastrophe losses for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($65 million), Hurricane Debby ($59 million), the 2024 Baltimore bridge collapse ($57 million), Hurricane Beryl ($56 million), the 2024 European flood Boris ($46 million), the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($40 million), the 2024 Germany floods ($39 million), the third quarter 2024 Calgary Alberta storms ($35 million) and the 2024 Taiwan earthquake ($25 million). For nine months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly related to reserves released related to the 2022 Hurricane Ian event.
Segment Expenses. Commission and brokerage expense increased by 7.5% to $764 million for the three months ended September 30, 2025, compared to $710 million for the three months ended September 30, 2024. Commission and brokerage expense increased by 8.3% to $2.2 billion for the nine months ended September 30, 2025, compared to $2.1 billion for the nine months ended September 30, 2024. The increases were mainly due to the impact of the increase in premiums earned, mortgage-related contingent commissions and changes in the mix of business.
Segment other underwriting expenses increased to $74 million for the three months ended September 30, 2025, compared to $73 million for the three months ended September 30, 2024. Segment other underwriting expenses increased to $221 million for the nine months ended September 30, 2025, compared to $215 million for the nine months ended September 30, 2024. Quarter to date remained relatively consistent with written premium movement, while the increase in year to date was mainly due to increased expenditures supporting premium volume of the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$1,147	$1,110	$37	3.4%	$3,706	$3,728	$(22)	(0.6)%
Net written premiums	848	789	59	7.5%	2,767	2,694	72	2.7%

Premiums earned	$939	$898	$41	4.6%	$2,772	$2,679	$93	3.5%
Incurred losses and LAE	996	605	391	64.7%	2,280	1,744	536	30.7%
Commission and brokerage	121	110	11	10.1%	355	325	30	9.1%
Other underwriting expenses	178	154	24	15.5%	518	454	64	14.1%
Underwriting gain (loss)	$(357)	$28	$(385)	NM	$(381)	$156	$(536)	NM

				Point Chg				Point Chg
Loss ratio	106.1%	67.4%		38.7	82.2%	65.1%		17.1
Commission and brokerage ratio	12.9%	12.3%		0.7	12.8%	12.1%		0.7
Other underwriting expense ratio	19.0%	17.2%		1.8	18.7%	16.9%		1.7
Combined ratio	138.1%	96.9%		41.2	113.7%	94.2%		19.5
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 3.4% remaining relatively constant at $1.1 billion for the three months ended September 30, 2025, compared to $1.1 billion for the three months ended September 30, 2024. The increase in insurance premiums was primarily due to an increase in accident and health business, increases in professional liability business and other specialty business within the U.S. portfolio, and increases in property/short tail business in Latin America and Singapore, partially offset by portfolio actions taken on specialty casualty lines of business in the U.S. portfolio. Gross written premiums decreased by 0.6% remaining relatively constant at $3.7 billion for the nine months ended September 30, 2025, compared to $3.7 billion for the nine months ended September 30, 2024. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business in the U.S. portfolio, partially offset by an increase in other specialty business and property/short tail business driven by emerging growth in Colombia, Mexico, and contributions from Ireland and Lloyds.
Net written premiums increased by 7.5% to $848 million for the three months ended September 30, 2025, compared to $789 million for the three months ended September 30, 2024. Net written premiums increased by 2.7% to $2.8 billion for the nine months ended September 30, 2025, compared to $2.7 billion for the nine months ended September 30, 2024. The increases were primarily due to business mix and higher retention in certain lines of business.
Premiums earned increased by 4.6% to $939 million for the three months ended September 30, 2025, compared to $898 million for the three months ended September 30, 2024. Premiums earned increased by 3.5% to $2.8 billion for the nine months ended September 30, 2025, compared to $2.7 billion for the nine months ended September 30, 2024. The change in premiums earned relative to net written premiums is the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$630	67.1%		$361	38.5%		991	105.6%
Catastrophes	5	0.5%		—	—%		5	0.5%
Total Segment	$635	67.6%		$361	38.5%		$996	106.1%

2024
Attritional	$565	62.9%		$—	—%		565	62.9%
Catastrophes	40	4.5%		—	—%		40	4.5%
Total Segment	$605	67.4%		$—	—%		$605	67.4%

Variance 2025/2024
Attritional	$65	4.2	pts	$361	38.5	pts	$426	42.7	pts
Catastrophes	(35)	(3.9)	pts	—	—	pts	(35)	(3.9)	pts
Total Segment	$30	0.2	pts	$361	38.5	pts	$391	38.7	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,893	68.3%		$361	13.0%		2,255	81.3%
Catastrophes	25	0.9%		—	—%		25	0.9%
Total Segment	$1,919	69.2%		$361	13.0%		$2,280	82.2%

2024
Attritional	$1,685	62.9%		$—	—%		1,685	62.9%
Catastrophes	60	2.2%		—	—%		59	2.2%
Total Segment	$1,744	65.1%		$—	—%		$1,744	65.1%

Variance 2025/2024
Attritional	$209	5.4	pts	$361	13.0	pts	570	18.4	pts
Catastrophes	(34)	(1.3)	pts	—	—	pts	(34)	(1.3)	pts
Total Segment	$174	4.1	pts	$361	13.0	pts	$536	17.1	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 64.7% to $996 million for the three months ended September 30, 2025, compared to $605 million for the three months ended September 30, 2024. The increase was mainly due to an increase of $65 million in current year attritional losses and an increase of $361 million in unfavorable development on prior year attritional losses, partially offset by a decrease of $35 million in current year catastrophe losses.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024. The $5 million of current year catastrophe losses for the three months ended September 30, 2025 primarily related to the 2025 U.S. September floods. The $40 million of current year catastrophe losses for the three months ended September 30, 2024 related to Hurricane Helene ($16 million), Hurricane Beryl ($11 million), the 2024 Jasper fires ($6 million) and the third quarter 2024 Calgary Alberta storms ($6 million).
Incurred losses and LAE increased by 30.7% to $2.3 billion for the nine months ended September 30, 2025, compared to $1.7 billion for the nine months ended September 30, 2024. The increase was mainly due to an increase of $209 million in current year attritional losses and an increase of $361 million in unfavorable development on prior year attritional losses, partially offset by a decrease in current year catastrophe losses of $34 million.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
The current year catastrophe losses of $25 million for the nine months ended September 30, 2025 related primarily to the first quarter 2025 Myanmar earthquake ($8 million), the 2025 Southern California wildfires ($7 million), the 2025 U.S. Midwest convective storms ($5 million) and the 2025 U.S. September floods ($5 million). The $60 million of current year catastrophe losses for the nine months ended September 30, 2024 related to Hurricane Helene ($16 million), Hurricane Beryl ($11 million), the 2024 second quarter U.S. convective storms ($10 million), the 2024 Jasper fires ($6 million), the third quarter 2024 Calgary Alberta storms ($6 million) and the 2024 Baltimore bridge collapse ($5 million).
Segment Expenses. Commission and brokerage expenses increased by 10.1% to $121 million for the three months ended September 30, 2025, compared to $110 million for the three months ended September 30, 2024. Commission and brokerage expenses increased by 9.1% to $355 million for the nine months ended September 30, 2025, compared to $325 million for the nine months ended September 30, 2024. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $178 million for the three months ended September 30, 2025, compared to $154 million for the three months ended September 30, 2024. Segment other underwriting expenses increased to $518 million for the nine months ended September 30, 2025, compared to $454 million for the nine months ended September 30, 2024. These increases were mainly due to the impact of the continued investment in insurance operations.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$22	$50	$(28)	(55.9)%	$72	$183	$(111)	(60.6)%
Net written premiums	21	41	(21)	(49.9)%	68	145	(77)	(53.3)%

Premiums earned	$24	$50	$(25)	(51.0)%	$92	$154	$(62)	(40.3)%
Incurred losses and LAE	163	37	126	NM	250	122	128	NM
Commission and brokerage	6	5	—	2.1%	16	19	(2)	(11.7)%
Other underwriting expenses	5	8	(4)	(43.3)%	11	24	(14)	(56.7)%
Underwriting gain (loss)	$(149)	$(1)	$(148)	NM	$(185)	$(11)	$(174)	NM
Incurred Losses and LAE. Incurred losses and LAE increased to $163 million for the three months ended September 30, 2025, compared to $37 million for the three months ended September 30, 2024. Incurred losses and LAE increased to $250 million for the nine months ended September 30, 2025, compared to $122 million for the nine months ended September 30, 2024. The increase in incurred losses was due to unfavorable development on prior year attritional losses driven by U.S. casualty lines, primarily from our sports and leisure business.
FINANCIAL CONDITION
Investments. Total investments were $44.3 billion at September 30, 2025, an increase of $4.3 billion compared to $40.0 billion at December 31, 2024. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $3.7 billion, partially offset by a decrease in short-term investment due to an overall net sale of $945 million during the nine months ended September 30, 2025.

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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At September 30, 2025	At December 31, 2024
Fixed income portfolio duration (years)	3.4	3.1
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $3.9 billion and $3.1 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, $405 million, or 10.4%, was receivable from Mt. Logan Re collateralized segregated accounts; $391 million, or 10.0%, was receivable from Munich Reinsurance America, Inc. and $301 million, or 7.7% was receivable from Endurance Assurance Corporation. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $33.7 billion and $29.9 billion at September 30, 2025 and December 31, 2024, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At September 30, 2025
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$7,034	$15,227	$22,261	66.0%
Insurance	2,648	7,414	10,062	29.8%
Other (1)	394	1,025	1,419	4.2%
Total	$10,076	$23,666	$33,742	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At September 30, 2025, A&E case and IBNR reserves totaled $156 million and $68 million, respectively.

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

	At September 30,	At December 31,
(Dollars in millions)	2025	2024
Gross reserves	$224	$260
Ceded reserves	(17)	(17)
Net reserves	$207	$242
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at September 30, 2025, we had net asbestos loss reserves of $183 million, or 88.6%, of total net A&E reserves, all of which was for assumed business. At September 30, 2025, we had gross asbestos loss reserves of $200 million, or 89.5% of total gross A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 5.5 years at September 30, 2025 and 6.6 years at December 31, 2024. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at September 30, 2025 and December 31, 2024 was $15.4 billion and $13.9 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
For the nine months ended September 30, 2025, we repurchased 1,154,883 of our common shares at a cost of $400 million in the open market and paid $253 million in common share dividends to enhance long-term expected returns to our shareholders. During fiscal year 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market and paid $334 million in common share dividends. From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing Board authorization to repurchase up to 32 million of our shares was increased by 10 million shares to authorize the repurchase of up to 42 million shares. As of September 30, 2025, we had repurchased 32.5 million shares under this authorization. During the third quarter of 2025, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on September 19, 2025 for holders of record as of September 3, 2025.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $3.5 billion and $4.2 billion for the nine months ended September 30, 2025 and 2024, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $654 million and $506 million for the nine months ended September 30, 2025 and 2024, respectively, and net tax payments of $98 million and $340 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2025 and December 31, 2024, we held cash and short-term investments of $5.4 billion and $6.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2025, we had $1.4 billion of fixed maturity securities - available for sale maturing within one year or less, $10.6 billion maturing within one to five years and $8.6 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2025, we had $86 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $708 million of pre-tax unrealized depreciation and $621 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2025, Everest Re had statutory admitted assets of approximately $33.0 billion which provides borrowing capacity of up to approximately $3.3 billion. As of September 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 7 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $45.8 billion cash and invested assets portfolio at September 30, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.4 billion of mortgage-backed securities in the $34.5 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At September 30, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$41,084	$39,744	$38,405	$37,066	$35,727
Fair Value Change from Base (%)	7.0%	3.5%	—%	(3.5)%	(7.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,169	$1,085	$—	$(1,085)	$(2,169)
We had $33.7 billion and $29.9 billion of gross reserves for losses and LAE as of September 30, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.1 billion resulting in a discounted reserve balance of approximately $25.1 billion, representing approximately 65.3% of the value of the fixed maturity investment portfolio funds.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2025	87	$340.10	—	—
August 1 - 31, 2025	70	$330.42	—	—
September 1 - 30, 2025	1,028	$340.82	—	—
Total	1,185	$—	—	—
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares to a current aggregate of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both. As of September 30, 2025, the Company and/or its subsidiary Holdings have repurchased 32.5 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2025.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1*	Amendment to Bermuda Re Lloyd’s Bank Letter of Credit Facility, effective August 18, 2025

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of James Williamson and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dated: October 31, 2025