Form 10-K
period 2025-12-31
EVEREST GROUP, LTD.
filed 2026-02-26
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-15731
EVEREST GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seon Place – 4th Floor 141 Front Street PO Box HM 845 Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
441-295-0006
(Registrant’s telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange where Registered
Common Shares, $0.01 par value	EG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes	☑	No	☐
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
The aggregate market value as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $14.3 billion.
Securities registered pursuant to Section 12(b) of the Act:

Class	Number of Shares Outstanding at February 1, 2026
Common Shares, $0.01 par value	40,390,151
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including the sale of the renewal rights for our commercial retail insurance business;
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
At December 31, 2025, we had shareholders’ equity of $15.5 billion and total assets of $62.5 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance reportable segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and other international markets. Our global network spans more than 100 countries across six continents. In 2025, the Company had gross written premiums of $17.7 billion with approximately 72.4% representing Reinsurance and 27.1% representing Insurance with the remaining 0.5% of gross written premium coming from our “Other” operating segment. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Group’s active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
On October 26, 2025, the Company entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million. AIG paid the Company $30 million for originating and structuring the transaction.
In addition, on October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in certain countries in the European Union, for an aggregate purchase price of $49 million.
Under the sale agreements, AIG has also agreed to pay the Company a total of $10 million per month for nine months for specified transition services starting January 1, 2026. For more details, see Form 8-K filed with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated herein.
These transactions sharpen the Company’s focus on its core global reinsurance business as well as its global wholesale and specialty insurance businesses. The renewal rights of these businesses total an estimated $2 billion of aggregate gross premiums written.
Operating Subsidiaries.
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
•Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write property and casualty reinsurance, both directly and through brokers, for the London and European markets through its Ireland office as well as through its Zurich branch.
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
•Everest Corporate Member Limited (“ECML”) writes insurance business through Lloyd's of London (“Lloyd's”) Syndicate 2786, a wholly-owned Everest syndicate supported by funds at Lloyd’s provided by ECML. Lloyd’s Syndicate 2786 was established in 2015 as a platform to facilitate the further expansion of Everest's international insurance operations. The syndicate is internally managed by Everest Managing Agency Limited as of August 18, 2025.
•Everest Compañia de Seguros Generales Chile S.A., a Chile based insurance company and a direct subsidiary of Group, is licensed to write property and casualty insurance and reinsurance business within Chile.
•Everest Compañia de Seguros Generales Colombia S.A., a Colombia based insurance company and a direct subsidiary of Everest International, is licensed to write property and casualty insurance and reinsurance business within Colombia.
•Compañia de Seguros Generales Everest Mexico S.A. de C.V., a Mexico based insurance company and an indirect subsidiary of Group, is licensed to write property and casualty insurance and reinsurance business within Mexico.
•Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.
•Everest Re, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore, India and Brazil.
•Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in all 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.
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
•Everest Security Insurance Company (“Everest Security”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance on an admitted basis in Delaware, Georgia, Alabama and Texas. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Premier’s business is reinsured by its parent, Everest Re.
•Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Denali’s business is reinsured by its parent, Everest Re.
•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Everest Re is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code (“IRC”) to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. In addition, Everest Assurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
Business and Underwriting Strategy.
Everest Group, Ltd. trades on the New York Stock Exchange (“NYSE”) under the ticker symbol (NYSE: EG). The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the year ended December 31, 2025, no single customer (ceding company or insured) generated more than 3.6% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.
Approximately 65.9%, 27.0% and 7.1% of the Company’s 2025 gross written premiums were written in the broker reinsurance market, the insurance business and the direct reinsurance market, respectively.
The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Reinsurance segment’s ten largest brokers accounted for an aggregate of approximately 60.9% of gross written premiums in 2025. The broker with the largest share of the company’s business, Marsh McLennan, accounted for approximately 22.4% of gross written premiums. The broker with the next-largest share, Aon, accounted for approximately 18.7% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.
The direct reinsurance market is an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.
The Company’s Insurance segment mainly writes commercial property and casualty business on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. In 2025, no single program administrator accounted for more than 4.3% of the Insurance segment’s gross written premium in total. Effective October 26, 2025, the Company sold its renewals rights to certain lines of commercial property and casualty insurance business written through retail brokers. See the Our Operations section for further details of this transaction.
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
The Company’s underwriting strategies seek to capitalize on what we believe are our global franchise, financial strength and capacity, stable and experienced management team, diversified product and distribution offerings, underwriting expertise and disciplined approach, efficient and low-cost operating structure and effective enterprise risk management practices. The Company’s underwriting strategies emphasize disciplined underwriting, prioritizing underwriting profitability over premium volume and flexibility to adjust and respond to changing market conditions. Key elements of these strategies, as applicable to the Reinsurance segment, include careful risk selection, appropriate pricing through strict underwriting discipline and adjustments to the Company’s business mix as market conditions change. We focus on

(re)insuring companies that effectively manage their own underwriting cycle through proper analysis and appropriate pricing of underlying risks and whose underwriting guidelines and performance are compatible with their and the Company’s objectives. Key elements of the Company’s underwriting strategies, as applicable to the Insurance segment, include careful expansion on what we believe to be the Company’s existing strengths in the primary insurance market, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, and facilitating adjustments to its mix of business by geographic region, line of business and type of coverage. These strategies allow Everest to fully participate in market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance and reinsurance operations allow the Company to execute its strategies by providing access to the global business markets. The Company carefully monitors its mix of business across all operations to seek to avoid unacceptable geographic or other risk concentrations.
Competition.
The global reinsurance and insurance markets are highly competitive and mature. Reinsurance and insurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, agent and broker relationships, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.
We compete in global and local markets with U.S., Bermuda, European, and other international reinsurers and insurers. Reinsurance competitors might include investment companies, mutual companies, insurance companies, alternative risk providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital markets to compete with traditional reinsurance companies. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines and with a high level of variation regarding geographic, marketing and customer segmentation.
Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in a broad range of thought and experiences. As of February 1, 2026, the Company employed 3,064 persons. Management believes that colleague engagement is strong. None of the Company’s U.S.-based employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
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
Culture.
Everest’s Values and Colleague Behaviors speak to how we operate as One Everest, regardless of location, level or function.
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
Segments Overview.
As of December 31, 2025, the Company managed its business through two reportable segments, Reinsurance and Insurance. Key strategic decisions are based on the aggregate operating results and projections for the two business segments.
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
The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States, Bermuda and Ireland offices, as well as through branches in Canada, India, Singapore, the U.K. and Switzerland. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States, Bermuda, Canada, Europe, Singapore and South America through its offices in the United States, Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain.
The two reportable segments are managed independently but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two reportable segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data - Note 7 of Notes to Consolidated Financial Statements” and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
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
For the year ended December 31, 2025, the Company’s Reinsurance segment wrote $12.8 billion of gross written premiums. Reinsurance business written directly through the broker reinsurance market represented $11.6 billion or 90.2% of the segment’s premium and $1.3 billion or 9.8% was written directly with ceding companies. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
•Property Pro Rata business, which accounted for 36.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils arising from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.

•Property Non-Catastrophe Excess of Loss (“XOL”) business, which accounted for 5.7% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils in excess of an agreed upon deductible up to a stated limit.
•Property Catastrophe XOL business, which accounted for 18.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from catastrophic losses, in excess of an agreed upon deductible up to a stated limit. The main perils covered include hurricane, earthquake, flood, convective storm and fire.
•Casualty Pro Rata business, which accounted for 21.3% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, employer’s liability, aviation and auto liability from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Casualty XOL business, which accounted for 11.5% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, aviation and auto liability from their underlying portfolio of policies in excess of an agreed upon deductible up to a stated limit.
•Financial Lines business, which accounted for 6.9% of reinsurance gross written premiums, consists predominantly of contracts providing coverage to cedents for losses arising from political risk, credit, surety, mortgage and alternative risk lines of business on both a pro rata and excess of loss basis.
Products
Our Reinsurance segment provides treaty and facultative reinsurance on either a pro rata or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:
•Property provides protection for property damage and other related losses covered in the underlying insurance policies. Losses might arise from property loss or property damage, as well as other related risks, such as business interruption and other non-property losses that arise from the covered peril. Perils covered by such policies may be natural or man-made and include hurricanes, tornadoes, hail, windstorms, earthquakes, freezes, floods, explosions and fires.
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
•Mortgage reinsurance provides protection in the U.S. and internationally on private mortgage insurance policies as well as participating in Government Sponsored Entities (i.e. Fannie Mae & Freddie Mac) credit risk-sharing transactions. Reinsurance coverage is provided on a proportional and non-proportional basis. We participate regularly in both Fannie Mae & Freddie Mac single family and multifamily risk sharing programs.
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

Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents on a worldwide basis. We serve multinational corporations and mid-size commercial clients across various industries globally. Our Insurance segment operates through both North America and international markets. Effective October 26, 2025, the Company sold its renewals rights to certain lines of commercial property and casualty insurance business written through retail brokers. See the Our Operations section for further details of this transaction.
In 2025, the Company’s Insurance segment wrote $4.8 billion of gross written premiums. The Insurance segment lines of business write a broad suite of tailored products and services, including:
•Accident and Health business, which accounted for 9.6% of Insurance gross written premiums, consists predominantly of policies covering Participant Accident, Short-Term Medical and Medical Stop-Loss protection for employers with self-funded medical plans.
•Specialty Casualty business, which accounted for 23.4% of Insurance gross written premiums, consists predominantly of policies covering General Liability (Premises/Operations and Products), Auto Liability and Umbrella/Excess Liability.
•Other Specialty business, which accounted for 13.4% of Insurance gross written premiums, consists predominantly of policies covering specialty areas including, but not limited to, Surety, Trade Credit & Political Risk, Transactional Liability, Energy & Construction and Aviation.
•Professional Liability business, which accounted for 17.3% of Insurance gross written premiums, consists predominantly of policies covering Directors & Officers Liability, Errors & Omissions, Cyber Liability and other ancillary financial lines products.
•Property/Short-Tail business, which accounted for 29.8% of Insurance gross written premiums, consists predominantly of policies covering Property, Inland Marine and other short-tail lines.
•Workers’ Compensation business, which accounted for 6.6% of Insurance gross written premiums, consists predominantly of policies covering Workers’ Compensation, including both guaranteed cost and loss sensitive product offerings.
Products
The Insurance segment writes property, casualty and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through offices in the U.S., Bermuda, Canada, Chile, Singapore, the U.K., Ireland and branches located in the U.K., the Netherlands, France, Germany, Italy and Spain.
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
Loss Reserves.
Reserves for Unpaid Property and Casualty Losses and LAE.
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the (re) insurer, the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses for losses that have already occurred. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to recognize such reserve shortfalls and incur a charge to earnings, which could be material in the period such recognition takes place. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves”.
As part of the reserving process, (re)insurers evaluate historical data and trends and make judgments as to the impact of various factors, such as legislative and judicial developments that may affect future claim amounts, changes in social and political attitudes that may increase loss exposures and inflationary and general economic trends. While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.
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

Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, the Company through its subsidiaries Everest Re and Bermuda Re (the “Ceding Companies”) entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the Subject Business, including among others those related to the A&E reserves included in the Other segment. The carried reserves held for the Subject Business were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 billion below the Company’s North American Insurance and Other segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Company transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction. The third layer is $500 million, for which the Company paid approximately $122 million of consideration upon closing of the transaction. The Company has a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference below in Exhibits 10.55 and 10.56. As of December 31, 2025, the total covered losses ceded to State National Insurance Company, Inc. were $1,253 million. The aggregated unexpired limit was $597 million and $400 million for State National Insurance Company, Inc. and MS Transverse Insurance Company, respectively.
Reserves for Asbestos and Environmental Loss and LAE.
As of December 31, 2025, the Company’s gross reserves for A&E claims represented 0.6% of its total reserves. The results of run-off A&E exposures are included within the Company’s Other segment. The Company’s A&E liabilities stem from direct insurance business from Mt. McKinley Insurance Company (“Mt. McKinley”) and assumed reinsurance business of Everest Re. Mt. McKinley was a former wholly-owned subsidiary that was sold in 2015 to Clearwater Insurance Company (“Clearwater”), a subsidiary of Fairfax Financial.
Concurrently with the closing of such sale, the Company entered into a retrocession treaty with an affiliate of Clearwater. Per the retrocession treaty, the Company retroceded 100% of the liabilities associated with certain Mt. McKinley policies, which had been reinsured by Bermuda Re. As consideration for entering into the retrocession treaty, Bermuda Re transferred cash of $140 million, an amount equal to the net loss reserves as of the closing date. Of the $140 million of net loss reserves retroceded, $101 million were related to A&E business. The maximum liability retroceded under the retrocession treaty is $440 million, equal to the retrocession payment plus $300 million. Bermuda Re will retain liability for any amounts exceeding the maximum liability retroceded under the retrocession treaty. On December 20, 2019, the retrocession treaty was amended and included a partial commutation reducing the gross A&E reserves and the corresponding reinsurance receivable by $43 million and increasing the maximum liability permitted to be retroceded to $450 million.
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
Investments.
The Board of Directors of the Company has an Investment Policy Committee that is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. The Board of Directors of each of the Company’s operating subsidiaries ensures that investment policies are in compliance with local regulatory requirements and are aligned with Group’s overall investment policy and guidelines.

The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high-quality diversified investment portfolio. Considering these objectives, the Company views its investment portfolio as having two components: (1) the investments needed to satisfy outstanding liabilities (i.e., largely its core fixed maturities portfolio) and (2) investments funded by the Company’s shareholders’ equity.
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
The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2025, is estimated at approximately 4.0 years, based on the estimated payouts of underwriting liabilities using standard duration calculations. The average durations of the fixed income portfolio at December 31, 2025 and 2024 were 3.4 years and 3.1 years, respectively.
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
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2025.
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

Operating Subsidiary (1), (2):	A.M. Best (3)	S&P (4)	Moody's (5)
Everest Reinsurance Company	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance (Bermuda) Ltd.	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest Reinsurance Company (Ireland) dac	A+ (Superior)	A+ (Strong)	Not Rated
Everest National Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance Company of Canada	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Reinsurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Denali Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Premier Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Insurance (Ireland), dac	A+ (Superior)	A+ (Strong)	Not Rated
Compañia de Seguros Generales Everest Mexico S.A. de C.V.	A+ (Superior)	Not Rated	Not Rated
(1) Everest Compañía de Seguros Generales Chile S.A. is rated AA by Humphreys and AA+ by ICR Chile. These ratings were affirmed as of July 25, 2025, and July 31, 2025, respectively.
(2) Everest Compañía de Seguros Generales Colombia S.A. is rated AA by Value & Risk. This rating was affirmed as of September 25, 2025.
(3) A.M. Best Financial Strength Ratings Scale: D (Poor) to A+ (Superior). Each financial strength rating category from A to C includes a rating notch to reflect a graduation of financial strength within the category. A rating notch is expressed with either a second plus (+) or a minus (-).
(4) S&P Financial Strength Ratings Scale: D (Payment Default) to AAA (Extremely Strong). Ratings from “AA” to “CCC” may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.
(5) Moody’s Financial Strength Ratings Scale: C (Low Grade) to Aaa (High Grade). Note that Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; modifier 2 indicates a mid-range ranking; and modifier 3 indicates a ranking in the lower end of that generic rating category.
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on October 29, 2025, and revised the outlook from stable to negative. S&P states that the “A+”/ “A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on January 28, 2025, and changed the outlook from stable to negative. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on October 28, 2025, and revised the outlook from stable to negative.
Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.
Debt Ratings.
The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the following series of notes issued by Holdings, all of which are considered investment grade: (1) senior notes due June 1, 2044, (2) senior notes due October 15, 2050, (3) senior notes due October 15, 2052 and (4) long-term notes due May 1, 2067. Debt ratings are the rating agencies’ current assessment of the credit worthiness and outlook of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P		Moody's
Senior Notes due June 1, 2044	a-	(Excellent)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Excellent)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	Not Rated		BBB+	(Strong)	Baa1	(Medium Grade)
Long-Term Notes due May 1, 2067	bbb	(Good)	BBB-	(Adequate)	Baa2	(Medium Grade)

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
Our Enterprise Risk Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, General Counsel, Group Chief Underwriting Officer, Reinsurance Chief Underwriting Officer, Insurance Chief Underwriting Officer, Global Operations Executive, Chief Executive of Legacy Operations, Chief Reserving Actuary and Chief Risk Officer.
The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee and Operational Risk Committee, report into ERC with monitoring and analysis of risk insights with regards to exposure management and execution management.
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
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including Bermuda, all U.S. states, Canada, Singapore, Brazil, the U.K., Ireland, Chile Colombia, Mexico, India and Australia. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
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
Effective January 7, 2026, the Bermuda Insurance Amendment (No. 2) Act 2025 (the "Amendment Act") expanded the Bermuda Monetary Authority's ("BMA") group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment Act, the BMA will now designate and register non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. For this purpose, a “specified insurer” will be a Class 3A, 3B, 4, C, D or E insurer unless such other class of insurer is designated by the BMA. Since the Company is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, the Company may become subject to group supervision by the BMA under the Amendment Act.
The BMA may designate one of Everest's Bermuda-licensed subsidiaries as the "designated insurer" responsible for group-level regulatory compliance or if it determines that effective group supervision cannot be achieved through the designated insurer, instead designate and register the Company as a "designated insurance holding company". Notice of this determination will be given, following which such entity will be registered by the BMA. If such a designation is made with respect to the Company, the BMA's supervisory and enforcement powers will extend directly to Everest at the holding company level.

Under the Amendment Act, insurance groups subject to supervision have a 12-month transition period to take steps required for compliance, with the BMA authorized to grant extensions of up to an additional 12 months upon application. As a result of the Amendment Act, the Company may become subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes. For example no member of an insurance group domiciled in Bermuda can amalgamate with, acquire or merge with another firm without the designated insurer of that group first providing notice to the BMA that the member intends to effect such material change and allowing the BMA at least 30 days to confirm it has no objection. The Company is evaluating the impact of the Amendment Act on its regulatory obligations and on its solvency and capital requirements.
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
Under Bermuda law, Bermuda Re, Everest International and Everest Assurance are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long-term insurers, Bermuda Re and Everest Assurance are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long-term business fund, as certified by their approved actuary, exceeds their liabilities for long-term business by at least the $500,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority (the “BMA”) is required if Bermuda Re’s, Everest International’s or Everest Assurance’s dividend payments would exceed 25% of their respective prior year end statutory capital and surplus. At December 31, 2025, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.9 billion at December 31, 2025, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve-month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2025, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $886 million.
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
As noted above, in light of the Amendment Act, Group may become regulated by the BMA as its Group Supervisor. Additionally, as Group Supervisor, the BMA will chair a Supervisory College, coordinating with other regulators that supervise Group’s licensed entities in other jurisdictions. The Company is assessing the full scope of its compliance obligations and the potential impact of these requirements. We may need to allocate considerable time and resources to comply with new regulatory requirements and such requirements could impact our domicile and the operations of our insurance and/or non-insurance subsidiaries, impact our financial condition, capital requirements, outstanding debt, ratings and significantly increase our cost of regulatory compliance.
Bermuda Re is also registered under the Act as a Class C long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain $500,000 in statutory capital separate from its Class 4 minimum statutory capital and surplus, to maintain long-term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually. Bermuda Re’s operations in the U.K. are subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). The PRA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the U.K. The FCA regulates the conduct of insurers transacting business in the U.K. Bermuda Re presently meets or exceeds all of the PRA’s solvency and capital requirements.

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
The operations of Everest Re’s foreign branch offices in Canada, Singapore and India are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations.
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
Everest Compañía de Seguros Generales Chile S.A. is an insurance company legally incorporated in Chile. Everest Chile is regulated by the Financial Market Commission (“CMF”) which oversees the entities and activities involved in the securities, insurance, banking and financial institutions markets in Chile. Management believes that the Company is in compliance with the applicable laws and regulations pertaining to its business and operations in Chile.
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
Licenses.
Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam. Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements. Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in India, Singapore and Brazil. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Brazil, Canada, Chile, China, Colombia, Dominican Republic, Ecuador, Egypt, El Salvador, Guatemala, Honduras, India, Mexico, Nicaragua, Panama, Paraguay, the Philippines, Singapore and Venezuela.
Everest National is licensed in all 50 states, the District of Columbia and Puerto Rico.
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is licensed to write property and casualty insurance as an admitted insurance carrier in Delaware, Alabama, Georgia and Texas.

Everest Denali is licensed in all 50 states and the District of Columbia. Everest Premier is licensed in all 50 states and the District of Columbia.
Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long-term insurer in Bermuda. Bermuda Re is also registered as a certified reinsurer in New York and Delaware and is registered as a reciprocal reinsurer in Delaware, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina and Texas. Bermuda Re is also an authorized reinsurer in the U.K., registered as a reinsurer in China and is also an authorized insurer in Singapore.
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
Ireland Re is licensed to write property and casualty reinsurance for the European Union, European Economic Area and Swiss markets. Additionally, Ireland Re is registered as a reciprocal reinsurer in Delaware, Illinois and New York.
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
Everest Compañia de Seguros Generales Colombia S.A., a Colombia based insurance company and a direct subsidiary of Everest International, is licensed to write property and casualty insurance and reinsurance business within Colombia.
Compañia de Seguros Generales Everest Mexico S.A. de C.V., a Mexico based insurance company, is licensed to write property and casualty insurance and reinsurance business within Mexico.
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2025, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
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

Based on their financial positions, as of December 31, 2025, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.
Tax Matters.
The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial or administrative changes will not be enacted that might materially affect this summary.
Bermuda.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends the 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
Under Bermuda law through 2024, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries. Non-Bermuda branches of Bermuda subsidiaries are subject to local taxes in the jurisdictions in which they operate.
United States.
The Group’s U.S. subsidiaries conduct business and are subject to taxation in the United States. Non-U.S. branches of U.S. subsidiaries are subject to both local taxation in the jurisdictions in which they operate and U.S. corporate income tax but are generally relieved from double taxation through the application of foreign tax credits against their U.S. income tax liability. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. The cumulative amount that would be subject to U.S. withholding tax, if distributed, is not practicable to compute. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it or its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
Other Countries.
The Company does business in the following locations where it is subject to taxation by the local authorities: Australia, Belgium, Canada, Chile, Colombia, France, Germany, India, Ireland, Italy, Mexico, Netherlands, U.K., Singapore, Spain, and Switzerland.
Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company’s website at www.everestglobal.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.
You may also access this information at the SEC’s website (www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other SEC filings. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results may differ materially from the disclosed information, the trading value of our securities could be negatively impacted and our business, financial condition and results of operations could be materially and adversely affected.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism, wars, pandemics, political instability and significant cyber or operational incidents.
The frequency and/or severity of some catastrophic events may be impacted in the future by the continued effects of climate change. Secondary perils, such as severe convective storms, may also become increasingly impactful. Climate change and resulting changes in global temperatures, weather patterns and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results, operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2025	$726
2024	755
2023	470
2022	1,055
2021	1,135
Our losses from future catastrophic events could exceed our projections.
We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are estimates, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount.
Unfavorable loss development may adversely affect our business, financial condition, results of operations or liquidity.
We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and incorporates actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, along with other data that may affect our estimate of ultimate loss and actuarial and statistical analysis to arrive at an estimate of ultimate liability for losses and LAE. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. For example, for the year ended, December 31, 2025, the Company increased its loss reserves by $657 million, pre-tax and net of reinsurance, primarily driven by net unfavorable development on prior year reserves from elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024. Loss experience in these lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity.
During the past five calendar years, the reserve process resulted in a decrease to our pre-tax net income in 2025 and 2024 and resulted in an increase to our pre-tax net income in 2023, 2022 and 2021:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2025	$657	decrease
2024	1,337	decrease
2023	5	increase
2022	1	increase
2021	9	increase
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. As of December 31, 2025, 0.6% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities. In addition, since reserve estimates of aggregate loss costs for prior years are sometimes factored into pricing our insurance products, inaccurate reserves can lead to our products not being priced adequately to cover actual losses and related loss expenses in order to generate a profit.
If we are unable to or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
We purchase prospective reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business.
The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2025	2024	2023	2022	2021
Percentage of ceded written premiums to gross written premiums	12.4%	13.3%	11.5%	11.5%	12.3%
If we are unable to or choose not to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage on favorable terms or at all, the amount of business we are willing to write may be limited or our protection from losses due to large loss events may be materially reduced and our net income could be materially reduced.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.
Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates or contract terms (i.e. limits, deductibles, etc.) to cover our losses and LAE. In future years, insufficient premium rates may result in reserve deficiencies to the extent that higher than expected losses are incurred. This could reduce our net income and even result in a net loss.
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
Moreover, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. U.S. state regulators also require that admitted insurers offer property and casualty coverage to all risks in that market and often restrict an insurer’s ability to charge the price it might otherwise charge or restrict an insurer’s ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, which could lead to lower than anticipated profitability.
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
•social inflation trends, including higher and more frequent claims, higher awards in favor of plaintiffs and increases in the value of claims due to third-party litigation funding;
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
Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. As noted above, each of A.M. Best, S&P and Moody’s has assigned a negative outlook to our financial strength ratings. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers and our ability to write new business, which in turn could impact our profitability and results.
Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a financial strength rating fell below A.M. Best’s or S&P A- rating level. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best’s or S&P A- rating level.
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
In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments. We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income. We are subject to credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers, including but not limited to the counterparties to the adverse development cover reinsurance agreements, to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.
The value of our overall investment income could decline due to changed conditions in the financial markets and prevailing general economic conditions.
A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments, such as limited partnerships and other alternative investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including, but not limited to the effects of economic events and conditions; governmental policies; changes in interest rates, currency exchange rates, inflation and credit spreads; credit ratings; loss frequency and severity; and market volatility. In addition, rapid or unprecedented changes in credit and equity market conditions could materially impact the valuation of securities. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio and changes in our estimates of current expected credit loss allowance can affect our financial condition, results of operations or liquidity and our ability to conduct business.
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
Credit Risk.
Our investment portfolio is subject to the risk of loss due to default or deterioration in the credit quality, financial condition or future recovery prospects of the underlying issuers of our fixed income securities. As a part of our ongoing analysis of our investment portfolio, we are required to assess and estimate current expected credit losses for all held-to-maturity securities and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions and estimated future cash flows in addition to information about past events and current conditions. If the issuers or other obligors of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions and agreements with banks, hedge funds, private funds and other investment vehicles that expose us to credit risk in the event a counterparty or an underlying issuer or borrower fails to perform its obligations.
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
Our future capital requirements depend on many factors, including rating agency and new regulatory requirements, the performance of our investment portfolio, our ability to write business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and loss reserves at levels sufficient to cover losses. We may need to raise additional funds through debt or equity financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We may also from time to time seek to refinance debt as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences and privileges that are senior to those of our common shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are party to the facilities to meet their funding commitments.
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
We conduct business in a variety of non-U.S. currencies, principally the Euro, the British pound and the Canadian dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2025, we wrote approximately 31.7% of our coverages in non-U.S. currencies; as of December 31, 2025, we maintained approximately 26.9% of our investment portfolio in investments denominated in non-U.S. currencies.
Our business is sensitive to unanticipated levels of inflation.
While consideration is given to the levels of inflation and how that may impact premiums and claims, the impacts of inflation may be different than anticipated. Premiums are established before actual losses are known, which may result in some underpricing if inflation rises more rapidly than expected, ultimately creating a deficiency that may impact our financial position. Higher inflation could lead to higher interest rates, which would negatively impact the value of our existing fixed income or other investments.
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
Global economic conditions could adversely affect our business, results of operations or financial condition.
The global economic environment continues to be impacted by fiscal or monetary policies; uncertainty concerning the future path of interest rates; the effect of social, economic and political conditions and geopolitical events, supply chain disruptions; the implementation of tariffs and other protectionist trade policies; and the possibility of a recession, government shutdowns, debt ceilings and funding. Ongoing global economic uncertainties and evolving market conditions may affect our results of operations, financial condition and capital resources.
OPERATIONAL
We are dependent on our key personnel.
In 2025, the Company had various promotions and new executive leadership appointments. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executives and other key employees, and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer, the failure to successfully effectuate a permanent leadership transition or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Changes to or turnover among senior management or key executives could also disrupt the Company’s strategic focus, operational capabilities and may impede our ability to act quickly and efficiently in executing our business strategy. Additionally, the emergence of new technologies, including artificial intelligence (“AI”), requiring in new skill sets and changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practices within our operating jurisdictions may result in difficulty in attracting, developing and retaining key personnel. Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. Currently, all of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between June 2027 and March 2030.

We rely on our processes, people and systems to maintain our operations and manage the operational risks inherent to our business. Any errors, omissions or misconduct by our employees or third-party agents in the execution of these processes could adversely affect our business, results of operations and financial condition.
We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. Our processes, people and systems may not effectively identify or control all risks, and our employees and third-party agents may not effectively execute them. Losses may result from, among other things, actual or alleged fraud; errors; employee misconduct or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines or comply with regulatory requirements. Resulting losses could adversely affect our business, results of operations and financial condition.
We are subject to cybersecurity risks that could negatively impact our business operations.
Cybersecurity threats and incidents have increased in recent years, heightening related risks. AI technologies are quickly evolving and being adopted, which may also increase or intensify potential cybersecurity risks. We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats, including those at third parties that have our information, could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the confidentiality, integrity, availability, authenticity or other proper functioning of these systems could have a significant negative impact on our operations and possibly our financial results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, result in regulatory action or give rise to monetary fines and other penalties, which could be significant, and ultimately have a material adverse effect on our business or operations. We may be unable to anticipate cybersecurity threats, react in a timely manner and may be required to devote substantial additional resources to modify or enhance our information security systems, networks and cybersecurity program and to defray the costs of complying with new or developing regulatory requirements. While we are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition, a future cybersecurity incident could have a material impact on us.
Exposure to cybersecurity risk is increasing systematically due to greater digital dependence, emerging technologies such as AI and increased possible losses due to a catastrophic cybersecurity event. Cybersecurity incidents are not bound by time or geographic limitations. Related perils do not have well-established definitions and fundamental physical properties and may be engineered specifically to evade established loss mitigation controls. Any losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how contract terms and conditions interact with the evolving threat landscape which is out of our control. Some of our service providers may store or have access to our data and may not have effective controls, processes or practices to protect our information. A vulnerability in our service providers’ software or systems or failure of safeguards, policies or procedures, could result in a cyberattack or other incident which could harm our business.
See Item 1C, “Cybersecurity” for additional information.
We are dependent on brokers and agents for business developments.
We rely on brokers and agents. Our relationship with this distribution network is based on quality of underwriting, claim services, financial strength and other factors, which could weaken. Deterioration in relationships with our broker and agent distribution network or their increased promotion and distribution of our competitors’ products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these brokers or agents could have an adverse effect on our business.
Analytical models used in decision making and estimates, assumptions and valuations in these models could vary materially from actual results, which could have an adverse impact on the financial condition, results of operations and cash flows of the Company.
As a financial services company, we are exposed to model risk. We utilize financial models to derive metrics and drive analysis to assist in decision making across key areas, such as pricing, underwriting, reserving, investment management, ceding business, capital allocation and risk management. These models incorporate numerous assumptions and forecasts about the future level of financial metrics, including interest rates, inflation, credit spreads and equity markets. These models may not operate properly, may contain incorrect information and errors and may rely on assumptions and projections that are inherently uncertain which could lead to material variations from actual results.

Our operations are subject to business continuation and resiliency risk.
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber or other information technology related-incidents affecting technology services, supply-chain disruptions, as well as governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions and increased unemployment. All such events may ultimately result in workforce unavailability among other operational impacts.
STRATEGIC
Our industry is highly competitive and rapidly evolving, and we may not be able to compete successfully in the future.
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
According to S&P, Everest ranks among the top ten global property and casualty reinsurance groups. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $347 billion in 2024 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations, such as Insurtech companies, provide additional sources of reinsurance and insurance capacity, which could reduce our market share and adversely affect our business, results of operations and financial condition.
Recent technological advancements in the insurance industry and information technology industry including in underwriting, claims, distribution and operations present new and fast-evolving competitive risks as participants seek to increase the speed of transactions, lower costs and create new opportunities. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could adversely affect our business results of operations and financial condition.
Business or asset acquisitions and dispositions may expose us to certain risks.
The completion of any business or asset acquisition or sale is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or sale will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. Additionally, acquisitions and divestitures may not produce the anticipated benefits and may result in unintended consequences, which could have a material adverse impact on our financial condition and results of operations. We may not be able to achieve expected synergies as a result of acquisitions or divestitures. In the case of business or asset dispositions, we may have continued financial exposure to the divested businesses through reinsurance, indemnification or other financial arrangements following the transaction. The expected benefits of acquired or divested businesses may not be realized and involve additional uncertainties, continuing costs and risks that may negatively impact our business, financial condition, results of operations or liquidity.
For example, in October 2025, the Company entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business in the U.S., U.K., E.U. and Asia Pacific to AIG There can be no assurance that we will realize the anticipated economic, strategic or other benefits of the transaction. We may also incur other related costs and our existing businesses could also be negatively impacted.

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
We may be subject to legal, governmental or regulatory proceedings.
In the normal course of business, we are subject to regulatory and governmental investigations, document requests, subpoenas and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In addition, we are involved in litigation and arbitration concerning our rights and obligations under policies and contracts issued by us and under reinsurance contracts with third parties. Such investigations, inquiries, document requests, subpoenas or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, including class-actions, in which remedies could include fines, penalties, restitution, remedial actions, enhanced supervision or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
The ownership of common shares of Group by Everest Re Advisors, Ltd., a direct subsidiary of Group, may have an impact on securing approval of shareholder proposals that Group’s management supports.
As of December 31, 2025, Everest Re Advisors, Ltd. (Bermuda) owned 9,719,971 or 19.3% of the outstanding common shares of Group. Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares. Nevertheless, Everest Re Advisors, Ltd., which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares.
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
•the board of directors may decline to register any transfer of common shares if it has reason to believe that the transfer would result in:
i.any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of Group,
ii.any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or
iii.any adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any of its shareholders;
•Group also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

i.any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of Group,
ii.any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or
iii.share ownership by any person may result in adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any other shareholder.
The Board has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies. For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.
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
Enforcement of Civil Liabilities.
Group is organized under the laws of Bermuda. Some of its directors and officers may reside outside the United States. A substantial portion of our assets are or may be located in jurisdictions outside the United States. As a result, a person may not be able to affect service of process within the United States on directors and officers of Group and those experts who reside outside the United States. A person also may not be able to recover against them or Group on judgments of U.S. courts or to obtain original judgments against them or Group in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.
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

We are subject to extensive and increasing regulation under U.S. federal, state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or fine us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., Bermuda and Europe. The International Association of Insurance Supervisors has in place a Common Framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which is focused on the group-wide supervision of IAIGs. As described above in “Regulatory Matters”, the Company may become subject to the group supervision requirements promulgated by the BMA under the Amendment Act. Groups subject to BMA group supervision have a 12-month transition period to take steps required for compliance with the BMA authorized to grant extensions of up to an additional 12 months upon application. Under the Amendment Act, the Company may become subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Everest’s licensed entities in other jurisdictions. Assessing and complying with the Amendment Act’s requirements may require the Company to allocate considerable time and resources that could impact the domicile and operations of our insurance and/or non-insurance subsidiaries, result in increased costs and affect our financial condition. Group supervision by the BMA, including any future holding company designation, could affect our prescribed capital requirements, the terms of current and future debt, intercompany capital transactions, ratings and may significantly increase our cost of regulatory compliance.
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
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and other jurisdictions. U.S. laws and regulations that may be applicable to us include economic trade sanctions laws and regulations administered by the U.S. Treasury’s Office of Foreign Assets Control, as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ from those of the United States and these differences may also expose us to sanctions violations. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that personnel could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions, which could damage our business and reputation, and could adversely affect our financial condition and results of operations.

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
Regulatory and legislative developments, as well as executive orders, related to cybersecurity, privacy, data protection and AI could have an adverse impact on our business.
The NAIC”s Insurance Data Security Model Law (the “IDSML”), which established standards for data security and for the investigation and notification of data breaches applicable to insurance licensees has been adopted in 28 states. The IDSML requires insurers, and other entities required to be licensed under state insurance laws, to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction. Regulation of cybersecurity, privacy and data protection, operational resiliency and AI has also developed globally including but not limited to Bermuda’s Personal Information Protection Act, the UK’s Data Protection Act and EU’s General Data Protection Regulation. In 2024, European Union lawmakers also signed the Artificial Intelligence Act, which regulates certain use of AI within the European Union. We cannot predict the full impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
If international tax laws change, our net income may be impacted.
The Organization for Economic Co-operation and Development (the “OECD”) and its member countries, including the United States, had been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. The OECD agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules (Pillar One) and a 15% global minimum corporate income tax rate (Pillar Two). The Pillar Two model rules have been enacted in several of the jurisdictions in which the Company and its subsidiaries operate; thus, the Company or its subsidiaries are liable to pay a top-up tax for any deficiency between the minimum tax rate of 15% and the effective tax rate per jurisdiction.

Group and/or various Group companies may be subject to additional income taxes, which would reduce our net income.
If United States tax law changes, our net income may be impacted.
The 2017 Tax Cuts and Jobs Act (the “TCJA”) was adopted to address incorporation by U.S. corporations in low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, the TCJA addressed concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers, resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax of 10% from 2019 to 2025 and 10.5% thereafter, which may exceed its regular income tax. In addition, new legislation, as well as proposed and final regulations, may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax and do not expect the legislation to have a material impact on our results of operations.
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
On January 20, 2025, President Trump issued a memorandum announcing that the OECD framework has “no force or effect in the United States” and disavowing any commitments previously made by the United States with respect to the framework. The memorandum also directs the U.S. Secretary of the Treasury to develop and present to President Trump a list of protective measures or other options towards foreign countries that are either not in compliance with any tax treaty with the United States or have tax rules that are “extraterritorial or disproportionately affect American companies.” The possible uneven enactment of the OECD framework by various jurisdictions coupled with the United States’ response to these rules could cause uncertainties to and increases in our income taxes.
On January 5, 2026, the OECD released Administrative Guidance containing the side-by-side (SbS) package on the OECD’s global minimum tax. The SbS Administrative Guidance introduced, among other things, new safe harbors, including a SbS safe harbor for multi-national groups headquartered in certain eligible jurisdictions, now limited to the US. Qualification for this safe harbor would exempt companies from the OECD global minimum tax. We expect additional Administrative Guidance in the future providing implementation guidance on the SbS. Accordingly, the OECD’s global minimum tax could be subject to further changes that will continue to cause uncertainties related to income taxes payable by our company.
Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.
Bermuda Re. The income of Bermuda Re is a sizable portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the United States. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the U.S. Internal Revenue Service (the “IRS”) were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all its income and possibly also the U.S. branch profits tax. However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a U.S. permanent establishment maintained by Bermuda Re. We do not believe that Bermuda Re has a permanent establishment in the United States. If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the United States., Bermuda Re would be subject to U.S. tax only on that income. This would reduce our net income.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Everest has aligned and operationalized its cybersecurity program and controls with the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as an incident response team (“IRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, distributed denial-of-service and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the IRT, including the Chief Information Security Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Additionally, as compromised credentials and unauthorized access remain prevalent vectors for cyberattacks, we have prioritized the advancement of our Identity and Access Management (IAM) protocols as a critical component of our cybersecurity strategy. We continue to modernize and strengthen access controls, password policies, multi-factor authentication, and offboarding processes, to ensure that access to sensitive data and systems is restricted to authorized personnel and necessary business functions for the time period needed. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises and incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
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
For the year ended December 31, 2025, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. The Company’s Board, through its committees, referenced above in ITEM 1, “Enterprise Risk Management”, has ultimate responsibility for risk oversight. In 2024, a Technology and Cyber Board Committee was established to further assist the Company Board’s oversight responsibilities with respect to information technology governance, strategy, delivery and risk management, including cybersecurity and data privacy. Management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Company’s Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. In addition, the Company’s subsidiary boards of directors may also provide additional oversight.
The Company also appointed a certified CISO who has significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the ERC, referenced above in ITEM 1, “Enterprise Risk Management”, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, review overall cybersecurity strategies and policies and to report on material cybersecurity risks.
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
ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. Bermuda Re’s corporate offices are located in approximately 12,300 total square feet of leased office space in

Hamilton, Bermuda. The Company’s 29 other locations occupy a total of approximately 332,100 square feet, all of which are leased.
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
Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2026 was 1,191. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.
Dividend History and Restrictions.
The Company’s Board has an established policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its quarterly cash dividend of $1.65 per share for the first quarter and second quarter of 2023, declared and paid its quarterly cash dividend of $1.75 per share for the third quarter of 2023 through the first quarter of 2024, and declared and paid its quarterly cash dividend of $2.00 per share for the second quarter of 2024 through the fourth quarter of 2025.
The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. See ITEM 1, “Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data”- Note 18 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	—	$—	—	10,692,439
February 1 - 28, 2025	276,667	$336.7723	247,128	10,445,311
March 1 - 31, 2025	352,698	$357.5636	326,872	10,118,439
April 1 - 30, 2025	69	$344.8114	—	10,118,439
May 1 - 31, 2025	509,392	$343.9679	508,763	9,609,676
June 1 - 30, 2025	72,568	$346.6925	72,120	9,537,556
July 1 - 31, 2025	87	$340.0975	—	9,537,556
August 1 - 31, 2025	70	$330.4174	—	9,537,556
September 1 - 30, 2025	1,028	$340.8210	—	9,537,556
October 1 - 31, 2025	80,621	$311.1641	80,376	9,457,180
November 1 - 30, 2025	838,964	$320.1009	835,626	8,621,554
December 1 - 31, 2025	325,295	$324.2029	323,878	8,297,676
Total	2,457,459	$—	2,394,763	8,297,676
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares resulting in an aggregate authority to purchase 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, share repurchase plans, privately negotiated transactions or a combination thereof. As of December 31, 2025, the Company and/or its subsidiary Holdings have repurchased 33.7 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
Recent Sales of Unregistered Securities.
None.
Performance Graph.
The following performance graph compares cumulative total shareholder returns on the common shares (assuming reinvestment of dividends) from December 31, 2020 through December 31, 2025, with the cumulative total return of the S&P 500 Index and the S&P Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Everest Group, Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

250
200
150
100
50
0
234.33
196.16
161.56
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/20	12/21	12/22	12/23	12/24	12/25
Everest Group, Ltd.	100.00	119.84	148.25	161.17	168.55	161.56
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Property & Casualty Insurance	100.00	119.28	141.79	157.12	212.86	234.33
*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
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
During 2024, we formed a new “Other” segment, primarily comprised of the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. As of December 31, 2025, the Company has two reportable segments consistent with how the business is managed. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
Our net income of $1.6 billion for the year ended December 31, 2025 is inclusive of unfavorable development of prior-year loss reserves of $657 million. Our net income of $1.4 billion for the year ended December 31, 2024 is inclusive of unfavorable development of prior-year loss reserves of $1.5 billion. We have significantly fortified our U.S. casualty reserves, while taking aggressive underwriting action in certain classes exposed to social inflation, bolstering talent and investing in our platform as we head into 2026. In addition, we have entered into an adverse development reinsurance agreement reinsuring potential adverse loss development for accident years 2024 and prior arising out of North American liabilities within our Insurance and Other Segments and sold the renewal rights to certain lines of commercial retail insurance business. Refer to management’s discussion of consolidated and segment results below.
The following is a discussion and analysis of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and related notes, under ITEM 8 of this Form 10-K. Comparisons between 2024 and 2023 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Recent Developments.
Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, the Company, through its subsidiaries Everest Re and Bermuda Re (the “Ceding Companies”), entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Other segment. The carried reserves held for the Subject Business were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 billion below the Company’s North American Insurance and Other segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Company transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction. The third layer is $500 million, for which the Company paid approximately $122 million of consideration upon closing of the transaction. The Company has a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.59 and 10.60. At December 31, 2025, the total covered losses ceded to State National Reinsurer were $1,253 million. The aggregated unexpired limit was $597 million for State National Reinsurer and $400 million for MS Transverse Reinsurer, respectively.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, the Company entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million. AIG paid the Company $30 million for originating and structuring the transaction.
In addition, on October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in certain countries in the European Union, for an aggregate purchase price of $49 million.
Under the agreements, AIG agreed to pay the Company a total of $10 million per month for nine months starting January 1, 2026 for specified transition services. For more details, see Form 8-K filed with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated by reference in Exhibit 10.59.
These transactions sharpen the Company’s focus on its core global reinsurance business as well as its global wholesale and specialty insurance businesses. The renewal rights of these businesses total an estimated $2 billion of aggregate gross premiums written.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Gross written premiums	$17,706	$18,232	$16,637	(2.9)%	9.6%
Net written premiums	15,513	15,814	14,730	(1.9)%	7.4%

REVENUES:
Premiums earned	$15,560	$15,187	$13,443	2.5%	13.0%
Net investment income	2,124	1,954	1,434	8.7%	36.3%
Net gains (losses) on investments	(143)	19	(276)	NM	NM
Other income (expense)	(45)	121	(14)	NM	NM
Total revenues	17,496	17,281	14,587	1.2%	18.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	10,859	11,305	8,427	(3.9)%	34.1%
Commission, brokerage, taxes and fees	3,461	3,300	2,952	4.9%	11.8%
Other underwriting expenses	1,029	938	846	9.7%	10.9%
Corporate expenses	109	95	73	14.6%	30.5%
Interest, fees and bond issue cost amortization expense	151	149	134	0.9%	11.1%
Total claims and expenses	15,609	15,787	12,432	(1.1)%	27.0%

INCOME (LOSS) BEFORE TAXES	1,887	1,493	2,154	26.4%	(30.7)%
Income tax expense (benefit)	296	120	(363)	NM	NM
NET INCOME (LOSS)	$1,591	$1,373	$2,517	15.9%	(45.4)%

RATIOS:				Point Change
Loss ratio	69.8%	74.4%	62.7%	(4.6)	11.7
Commission and brokerage ratio	22.2%	21.7%	22.0%	0.5	(0.3)
Other underwriting expense ratio	6.6%	6.2%	6.3%	0.4	(0.1)
Combined ratio	98.6%	102.3%	90.9%	(3.7)	11.4

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2025	2024	2023	2025/2024	2024/2023
Balance sheet data:
Total investments and cash	$45,429	$41,531	$37,142	9.4%	11.8%
Total assets	62,514	56,341	49,399	11.0%	14.1%
Loss and loss adjustment expense reserves	34,312	29,889	24,604	14.8%	21.5%
Total debt	3,589	3,587	3,385	—%	6.0%
Total liabilities	47,054	42,466	36,197	10.8%	17.3%
Shareholders' equity	15,461	13,875	13,202	11.4%	5.1%
Book value per share	379.83	322.97	304.29	17.6%	6.1%
(NM - not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 2.9% to $17.7 billion in 2025, compared to $18.2 billion in 2024, reflecting a $288 million, or 5.7% decrease in our insurance business, a $122 million, or 57.3% decrease in business within the Other segment and a $116 million, or 0.9% decrease in our reinsurance business. The decrease in insurance premiums reflects portfolio actions taken in casualty lines of business partially offset by growth in accident and health and other specialty lines. Gross written premiums within Other decreased by $122 million as this segment generally represents lines of business that have been discontinued. The decrease in reinsurance premiums was primarily due to North America casualty pro rata and casualty excess of loss lines of business, partially offset by an increase in the property and financial lines of business.
Net written premiums decreased by 1.9% to $15.5 billion in 2025, compared to $15.8 billion in 2024, primarily driven by overall mix of business.

Premiums earned increased by 2.5% to $15.6 billion in 2025, compared to $15.2 billion in 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $45 million and other income of $121 million in 2025 and 2024, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro and British Pound Sterling, partially offset by the gain from the sale of the renewal rights.
The following table shows the components of other income (expense) for the periods indicated:

	Years ended December 31,
(Dollars in millions)	2025	2024
Mt. Logan cell income	$7	$8
Foreign currency exchange income (expense)	(210)	58
Gain on pension plan settlement	27	10
Gain (loss) from sale of renewal rights	127	—
Gain (loss) from sale of sports and leisure business	—	40
Other	3	6
Total other income (expense)	$(45)	$121
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following table presents our incurred losses and LAE for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$9,382	60.3%		$751	4.8%		$10,133	65.1%
Catastrophes	819	5.3%		(94)	(0.6)%		726	4.7%
Total segment	$10,202	65.6%		$657	4.2%		$10,859	69.8%

2024
Attritional	$9,074	59.8%		$1,475	9.7%		$10,550	69.5%
Catastrophes	893	5.9%		(138)	(0.9)%		755	5.0%
Total segment	$9,967	65.6%		$1,337	8.8%		$11,305	74.4%

2023
Attritional	$7,963	59.2%		$(5)	—%		$7,958	59.2%
Catastrophes	470	3.5%		—	—%		470	3.5%
Total segment	$8,432	62.7%		$(5)	—%		$8,427	62.7%

Variance 2025/2024
Attritional	$308	0.5	pts	$(725)	(4.9)	pts	$(417)	(4.3)	pts
Catastrophes	(73)	(0.6)	pts	45	0.3	pts	(29)	(0.3)	pts
Total segment	$234	(0.1)	pts	$(680)	(4.6)	pts	$(446)	(4.6)	pts

Variance 2024/2023
Attritional	$1,112	0.5	pts	$1,481	9.8	pts	$2,592	10.3	pts
Catastrophes	423	2.4	pts	(138)	(0.9)	pts	285	1.5	pts
Total segment	$1,535	2.9	pts	$1,342	8.8	pts	$2,877	11.7	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 3.9% to $10.9 billion in 2025, compared to $11.3 billion in 2024, primarily due to a decrease in unfavorable development on prior year attritional losses of $725 million and a decrease of $73 million in current year catastrophe losses, partially offset by an increase of $308 million in current year attritional losses and a decrease in favorable development on prior year catastrophe losses of $45 million.
The increase in current year attritional losses was mainly due to the strengthening of U.S. casualty reserves. Unfavorable development on prior year attritional losses was $751 million in 2025 compared to unfavorable development of $1.5 billion in 2024. The net unfavorable development on prior year attritional reserves of $751 million in 2025 is comprised of $471 million of unfavorable development on prior years attritional losses from the Insurance segment due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024, and $163 million of unfavorable development in our Other segment which was driven by U.S. casualty lines, primarily from our sports and leisure business. In addition, the Reinsurance segment recorded unfavorable development on prior year, primarily related to aviation losses associated with the Russia/Ukraine war and casualty reserves, partially offset by favorable development booked on well-seasoned reserves in the property and mortgage lines. Embedded in the amounts noted above is $122 million of prior year losses related to the ADC.
The current year catastrophe losses of $819 million in 2025 related primarily to the 2025 Southern California wildfires ($512 million), Hurricane Melissa ($159 million), the 2025 Australian Storms ($47 million), Myanmar earthquake ($28 million), Typhoon Ragasa ($20 million) and the 2025 U.S. September floods ($19 million), with the remaining losses resulting from various events. The $893 million of current year catastrophe losses in 2024 related primarily to Hurricane Milton ($320 million), Hurricane Helene ($94 million), Hurricane Beryl ($64 million), Hurricane Debby ($56 million), the 2024 European flood Boris ($56 million), the 2024 Baltimore bridge collapse ($55 million), the third quarter 2024 Calgary Alberta storms ($54 million), the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($32 million), the 2024 Germany floods ($31 million), the 2024 New Caledonia Riots ($31 million) and the 2024 Taiwan earthquake ($27 million), with the remaining losses resulting from various events. For 2025, the favorable development on prior year catastrophe losses of $94 million was mainly related to reserves released related to the 2022 Hurricane Ian event.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.3 percentage points to the combined ratio in 2025, compared with 5.9 percentage points in 2024.
Refer to the “Ratios” section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by 4.9% to $3.5 billion for the year ended December 31, 2025 compared to $3.3 billion for the year ended December 31, 2024. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $1.0 billion and $938 million in 2025 and 2024, respectively. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned as well as strategic actions taken in insurance operations. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $109 million and $95 million for the years ended December 31, 2025 and 2024, respectively. The increase in 2025 compared to 2024 was primarily due to an increase in other professional services related to consulting fees for corporate initiatives and an increase in lease rent expenses.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $151 million and $149 million in 2025 and 2024, respectively. The increase was primarily driven by higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”), partially offset by the change in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 6.50% as of December 31, 2025, compared to 7.17% as of December 31, 2024.
Income Tax Expense (Benefit). Income tax expense was $296 million and $120 million in 2025 and 2024, respectively. An income tax expense/benefit is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued guidance related to “deferred tax assets arising from tax benefits provided by General Government” whereby it has restricted the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
On July 4, 2025, the One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of the One Big Beautiful Bill.
On January 20, 2025, President Trump issued a memorandum announcing that the OECD framework has “no force or effect in the United States” and disavowing any commitments previously made by the United States with respect to the framework. The memorandum also directs the U.S. Secretary of the Treasury to develop and present to President Trump a list of protective measures or other options towards foreign countries that are either not in compliance with any tax treaty with the United States or have tax rules that are “extraterritorial or disproportionately affect American companies.” The possible uneven enactment of the OECD framework by various jurisdictions coupled with the United States’ response to these rules could cause uncertainties to and increases in our income taxes.
On January 5, 2026, the OECD released Administrative Guidance containing the side-by-side (SbS) package on the OECD’s global minimum tax. The SbS Administrative Guidance introduced, among other things, new safe harbors, including a SbS safe harbor for multi-national groups headquartered in certain eligible jurisdictions, now limited to the US. Qualification for this safe harbor would exempt companies from the OECD global minimum tax. We expect additional Administrative Guidance in the future providing implementation guidance on the SbS. Accordingly, the OECD’s global minimum tax could be subject to further changes that will continue to cause uncertainties related to income taxes payable by our company.
Net Income (Loss).
Our net income was $1.6 billion and $1.4 billion in 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 3.7 points to 98.6% in 2025, compared to 102.3% in 2024. The current year decrease is primarily due to lower unfavorable prior year development on attritional losses and lower current year catastrophe losses.
The loss ratio component decreased by 4.6 points to 69.8% in 2025, compared to 74.4% in 2024. The decrease was mainly due to a decrease of $73 million in current year catastrophe losses and lower unfavorable prior year development on attritional losses.
The commission and brokerage ratio components increased to 22.2% in 2025, compared to 21.7% in 2024. The increase was mainly due to changes in the mix of business.
The other underwriting expense ratio increased to 6.6% in 2025, compared to 6.2% in 2024. The increase was due to higher Insurance segment expenses driven by strategic actions, offset by Reinsurance segment continued leverage against its premium base.
Shareholders’ Equity.
Shareholders’ equity increased by $1.6 billion to $15.5 billion at December 31, 2025 from $13.9 billion at December 31, 2024, principally as a result of $1.6 billion of net income, $854 million of unrealized appreciation on fixed income available for sale securities, net of tax and $242 million of net foreign currency translation gains, partially offset by $797 million of share repurchases and $335 million of shareholder dividends.

Consolidated Investment Results
Net Investment Income.
Net investment income increased by 8.7% to $2.1 billion in 2025, compared with net investment income of $2.0 billion in 2024. The increase was primarily the result of an increase of $91 million in fixed maturities, an increase of $71 million in income from limited partnerships and an increase of $20 million in income from other alternative investments. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fixed maturities	$1,572	$1,481	$1,153
Equity securities	4	3	3
Short-term investments and cash	169	195	140
Other invested assets
Limited partnerships	277	206	122
Other	124	104	59
Gross investment income before adjustments	2,146	1,989	1,477
Funds held interest income (expense)	26	26	10
Future policy benefit reserve income (expense)	(1)	(1)	(1)
Gross investment income	2,172	2,013	1,486
Investment expenses	48	59	53
Net investment income	$2,124	$1,954	$1,434
(Some amounts may not reconcile due to rounding.)
The following tables show a comparison of various investment yields for the periods indicated:

	2025	2024	2023
Annualized pre-tax yield on average cash and invested assets	4.8%	4.9%	4.1%
Annualized after-tax yield on average cash and invested assets	4.0%	4.2%	3.6%
Annualized return on invested assets	4.5%	4.9%	3.3%

	2025	2024	2023
Fixed income portfolio total return	8.5%	4.0%	6.8%
Bloomberg U.S. Aggregate Index	7.3%	1.3%	5.5%

Common equity portfolio total return	11.0%	10.9%	17.6%
S&P 500 index	17.8%	25.0%	26.3%

Other invested asset portfolio total return	7.4%	6.5%	4.3%
The pre-tax equivalent total return for the bond portfolio was approximately 8.5% and 4.0%, respectively, in 2025 and 2024. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.
Invested Assets.
The Company’s cash and invested assets totaled $45.4 billion at December 31, 2025, which consisted of 86.8% fixed maturities, short term investments and cash and 13.2% of other invested assets and equity securities. Of the total fixed maturities, 98.1% were investment grade. Additionally, the average maturity of fixed maturity securities was 4.9 years at December 31, 2025, and their overall average duration was 3.4 years.
As of December 31, 2025, the Company did not have any direct investments in commercial real estate, direct commercial mortgages or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes that the issuer’s ability to meet debt service payments, except where an allowance for credit losses has been recognized, is threatened.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $1.6 billion and a fair value of $1.5 billion. As of December 31, 2025, 64.3% of CMBS securities in our investment portfolio are rated AAA by nationally recognized rating agencies. The remainder of CMBS securities in our investment portfolio are rated investment grade by nationally recognized rating agencies.
The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2025		2024
(Dollars in millions)	Fair Value/ Amortized Cost (1)	Percent of Total	Fair Value/ Amortized Cost (1)	Percent of Total
Rating Agency Credit Quality Distribution:
AAA	$6,589	18.8%	$6,934	23.4%
AA	10,532	30.0%	8,971	30.2%
A	12,354	35.2%	8,216	27.7%
BBB	5,008	14.3%	4,464	15.0%
BB	427	1.2%	738	2.5%
B	69	0.2%	103	0.3%
Rated below B	28	0.1%	32	0.1%
Other	133	0.4%	206	0.7%
Total	$35,140	100.0%	$29,665	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Fixed maturities-available for sale are at fair value and fixed maturities-held to maturity are at amortized cost, net of allowances for credit losses.
The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2025		2024
(Dollars in millions)	Fair Value/ Amortized Cost (1) (2)	Percent of Total	Fair Value/ Amortized Cost (1) (2)	Percent of Total
Fixed maturity securities
Due in one year or less	$1,430	4.1%	$1,087	3.7%
Due after one year through five years	10,886	31.0%	8,546	28.8%
Due after five years through ten years	6,785	19.3%	4,560	15.4%
Due after ten years	1,918	5.5%	1,871	6.3%
Asset-backed securities	5,402	15.4%	6,462	21.8%
Mortgage-backed securities	8,719	24.8%	7,141	24.1%
Total fixed maturity securities	$35,140	100.0%	$29,665	100.0%
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

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2025/2024	2024/2023
(Dollars in millions)	2025	2024	2023	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$48	$166	$35	$(119)	$131
Losses	(159)	(160)	(327)	1	167
Total	(111)	6	(292)	(118)	298

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—
Losses	(1)	—	—	(1)	—
Total	—	—	—	—	—

Equity securities
Gains	—	2	8	(1)	(7)
Losses	(1)	(1)	—	—	(1)
Total	(1)	1	8	(1)	(7)

Other Invested Assets
Gains	—	—	—	—	—
Losses	—	(1)	—	1	(1)
Total	—	(1)	—	1	(1)

Short Term Investments
Gains	—	1	1	—	—
Losses	—	—	—	—	—
Total	—	1	—	—	—

Total net realized gains (losses) from dispositions
Gains	49	169	44	(120)	125
Losses	(161)	(162)	(327)	1	165
Total	(112)	7	(283)	(119)	290

Allowance for credit losses	(30)	13	7	(43)	6

Gains (losses) from fair value adjustments
Equity securities	(1)	(1)	—	—	(1)
Total	(1)	(1)	—	—	(1)

Total net gains (losses) on investments	$(143)	$19	$(276)	$(161)	$295
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments in 2025 primarily consist of $112 million of net losses due to the disposition of investments and an increase to the allowance for credit losses of $30 million.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2025/2024		2024/2023
(Dollars in millions)	2025	2024	2023	Variance	% Change	Variance	% Change
Gross written premiums	$12,825	$12,941	$11,460	$(116)	(0.9)%	$1,481	12.9%
Net written premiums	11,791	11,969	10,802	(178)	(1.5)%	1,167	10.8%

Premiums earned	$11,732	$11,412	$9,799	$320	2.8%	$1,613	16.5%
Incurred losses and LAE	7,517	7,103	5,690	414	5.8%	1,413	24.8%
Commission and brokerage	2,952	2,837	2,520	114	4.0%	317	12.6%
Other underwriting expenses	291	290	254	1	0.2%	36	14.1%
Underwriting gain (loss)	$972	$1,181	$1,334	$(209)	(17.7)%	$(153)	(11.5)%

					Point Chg		Point Chg
Loss ratio	64.1%	62.2%	58.1%		1.8		4.2
Commission and brokerage ratio	25.2%	24.9%	25.7%		0.3		(0.8)
Other underwriting expense ratio	2.5%	2.5%	2.6%		(0.1)		(0.1)
Combined ratio	91.7%	89.7%	86.4%		2.1		3.3
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 0.9% to $12.8 billion in 2025 from $12.9 billion in 2024. The decrease in gross written premiums was primarily due to North America casualty pro rata and casualty excess of loss lines of business, partially offset by an increase in the property book of business and financial lines business.
Net written premiums decreased by 1.5% to $11.8 billion in 2025, compared to $12.0 billion in 2024. The current year over prior year decrease was primarily due to changes in cessions and overall mix of business
Premiums earned increased by 2.8% to $11.7 billion in 2025, compared to $11.4 billion in 2024, primarily driven by increased property pro rata business written that was recorded over the prior quarters which are now being earned, partially offset by casualty pro rata lines. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$6,720	57.3%		$117	1.0%		6,837	58.3%
Catastrophes	768	6.6%		(89)	(0.8)%		679	5.8%
Total segment	$7,489	63.8%		$28	0.2%		$7,517	64.1%

2024
Attritional	$6,456	56.6%		$—	—%		$6,456	56.6%
Catastrophes	772	6.8%		(125)	(1.1)%		647	5.7%
Total segment	$7,228	63.3%		$(125)	(1.1)%		$7,103	62.2%

2023
Attritional	$5,641	57.6%		$(401)	(4.1)%		$5,241	53.5%
Catastrophes	449	4.6%		—	—%		449	4.6%
Total segment	$6,091	62.2%		$(401)	(4.1)%		$5,690	58.1%

Variance 2025/2024
Attritional	$264	0.7	pts	$117	1.0	pts	$381	1.7	pts
Catastrophes	(3)	(0.2)	pts	36	0.3	pts	33	0.1	pts
Total segment	$260	0.5	pts	$153	1.3	pts	$414	1.8	pts

Variance 2024/2023
Attritional	$815	(1.0)	pts	$401	4.1	pts	$1,216	3.1	pts
Catastrophes	322	2.2	pts	(125)	(1.1)	pts	197	1.1	pts
Total segment	$1,137	1.2	pts	$276	3.0	pts	$1,413	4.2	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 5.8% to $7.5 billion in 2025, compared to $7.1 billion in 2024. The increase was primarily due to an increase of $264 million in current year attritional losses, an increase in unfavorable development on prior year attritional reserves of $117 million and a decrease in favorable development on prior year catastrophe losses of $36 million, partially offset by a decrease of $3 million in current year catastrophe losses.
The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned, the impact of the Washington D.C. aviation accident during the first quarter and reserve strengthening on the U.S. casualty business. The unfavorable development on prior year attritional reserves was mainly driven by aviation losses associated with the Russia/Ukraine war and casualty reserves, partially offset by favorable development booked on well-seasoned reserves in the property and mortgage lines.
The current year catastrophe losses of $768 million in 2025 related primarily to the 2025 Southern California wildfires ($502 million), Hurricane Melissa ($143 million), the 2025 Australian Storms ($47 million), Myanmar earthquake ($20 million) and Typhoon Ragasa ($20 million), with the remaining losses resulting from various events. The $772 million of current year catastrophe losses in 2024 related primarily to Hurricane Milton ($275 million), Hurricane Helene ($64 million), Hurricane Debby ($55 million), Hurricane Beryl ($54 million), the 2024 European flood Boris ($50 million), the 2024 Baltimore bridge collapse ($50 million), the third quarter 2024 Calgary Alberta storms ($45 million) and the 2024 Brazil Floods ($41 million), the 2024 Dubai floods ($32 million), the 2024 New Caledonia Riots ($31 million), the 2024 Germany floods ($28 million) and the 2024 Taiwan earthquake ($25 million), with the remaining losses resulting from various events. For 2025, the favorable development on prior year catastrophe losses of $89 million was mainly related to reserves released related to the 2022 Hurricane Ian and older well-seasoned CAT events.
Segment Expenses. Commission and brokerage expense increased by 4.0% to $3.0 billion in 2025, compared to $2.8 billion in 2024. The increase was mainly due to the impact of the increase in premiums earned, contingent commissions and changes in the mix of business. Segment other underwriting expenses increased to $291 million in 2025 from $290 million in 2024. The other underwriting expenses remained relatively flat to prior year due to expense management.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2025/2024		2024/2023
(Dollars in millions)	2025	2024	2023	Variance	% Change	Variance	% Change
Gross written premiums	$4,790	$5,078	$4,888	$(288)	(5.7)%	$191	3.9%
Net written premiums	3,638	3,678	3,704	(39)	(1.1)%	(26)	(0.7)%

Premiums earned	$3,718	$3,579	$3,420	$139	3.9%	$159	4.6%
Incurred losses and LAE	3,050	3,622	2,471	(571)	(15.8)%	1,150	46.5%
Commission and brokerage	488	439	410	49	11.2%	29	7.0%
Other underwriting expenses	721	615	556	106	17.3%	59	10.6%
Underwriting gain (loss)	$(541)	$(1,097)	$(18)	$555	(50.6)%	$(1,079)	NM

					Point Chg		Point Chg
Loss ratio	82.0%	101.2%	72.3%		(19.2)		28.9
Commission and brokerage ratio	13.1%	12.3%	12.0%		0.9		0.3
Other underwriting expense ratio	19.4%	17.2%	16.3%		2.2		0.9
Combined ratio	114.6%	130.7%	100.5%		(16.1)		30.1
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 5.7% to $4.8 billion in 2025, compared to $5.1 billion in 2024. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business as well as the impact of the sale of renewal rights, partially offset by an increase in other specialty business and accident and health business.
Net written premiums decreased by 1.1% to $3.6 billion in 2025, compared to $3.7 billion in 2024. The decrease in net written is due to the reduction gross written premium partially offset by business mix and higher retentions in certain lines of business.
Premiums earned increased by 3.9% to $3.7 billion in 2025, compared to $3.6 billion in 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,543	68.4%		$471	12.7%		$3,014	81.1%
Catastrophes	41	1.1%		(5)	(0.1)%		36	1.0%
Total segment	$2,584	69.5%		$466	12.5%		$3,050	82.0%

2024
Attritional	$2,443	68.3%		$1,072	30.0%		$3,515	98.2%
Catastrophes	120	3.4%		(13)	(0.4)%		107	3.0%
Total segment	$2,563	71.6%		$1,059	29.6%		$3,622	101.2%

2023
Attritional	$2,166	63.3%		$285	8.3%		$2,451	71.7%
Catastrophes	20	0.6%		—	—%		21	0.6%
Total segment	$2,186	63.9%		$285	8.3%		$2,471	72.3%

Variance 2025/2024
Attritional	$101	0.2	pts	$(601)	(17.3)	pts	$(501)	(17.1)	pts
Catastrophes	(79)	(2.3)	pts	9	0.2	pts	(71)	(2.0)	pts
Total segment	$21	(2.1)	pts	$(593)	(17.0)	pts	$(571)	(19.2)	pts

Variance 2024/2023
Attritional	$277	4.9	pts	$787	21.6	pts	$1,064	26.6	pts
Catastrophes	100	2.8	pts	(14)	(0.4)	pts	86	2.4	pts
Total segment	$377	7.7	pts	$773	21.2	pts	$1,150	28.9	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 15.8% to $3.1 billion in 2025, compared to $3.6 billion in 2024. The decrease was mainly due to a decrease in unfavorable development on prior years attritional losses of $601 million and a decrease in current year catastrophe losses of $79 million, partially offset by an increase of $101 million in current year attritional losses and a decrease in favorable development on prior years catastrophe losses of $9 million.
The increase in current year attritional losses and the 2025 unfavorable development on prior years attritional losses of $471 million were both primarily due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
The current year catastrophe losses of $41 million primarily related to Hurricane Melissa ($16 million), the first quarter 2025 Myanmar earthquake ($8 million) and the 2025 Southern California wildfires ($7 million), with the remaining losses resulting from various events. The $120 million of current year catastrophe losses in 2024 primarily related to Hurricane Milton ($44 million), Hurricane Helene ($29 million), Hurricane Beryl ($10 million) and the third quarter 2024 Calgary Alberta storms ($9 million), with the remaining losses resulting from various events. For 2025, the favorable development on prior year catastrophe losses of $5 million was related to multiple events from 2024 and prior.
Segment Expenses. Commission and brokerage increased by 11.2% to $488 million in 2025, compared to $439 million in 2024. Segment other underwriting expenses increased to $721 million in 2025, compared to $615 million in 2024. The change in commission and brokerage expenses is driven by mix as the international portfolio increases which carries a higher net commission rate. The increase in other underwriting expenses was mainly due to the impact of strategic actions in insurance operations.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Gross written premiums	$91	$212	$289
Net written premiums	84	167	225

Premiums earned	$111	$197	$225
Incurred losses and LAE	292	580	266
Commission and brokerage	21	24	22
Other underwriting expenses	17	33	35
Underwriting gain (loss)	$(220)	$(440)	$(98)
(Some amounts may not reconcile due to rounding.)
Incurred Losses and LAE. Incurred losses and LAE decreased to $292 million in 2025, compared to $580 million in 2024. The decrease was mainly due to a decrease in unfavorable development on prior years attritional losses of $240 million. During 2025, the unfavorable development on prior year attritional losses for the Company’s Other segment of $163 million was mainly related to unfavorable development on prior year attritional losses driven by U.S. casualty lines, primarily from our sports and leisure business.
Critical Accounting Estimates
The following is a summary of the critical accounting estimates related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.
Loss and LAE Reserves. Our most critical accounting estimate is the determination of our loss and LAE reserves. We maintain reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze our loss reporting and payment experience, size of loss distribution, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions including but not limited to social inflation. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.
It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2025, we had reinsurance loss reserves of $22.7 billion, insurance loss reserves of $10.2 billion and other loss reserves of $1.4 billion, of which $209 million were loss reserves for A&E liabilities. A detailed discussion of additional considerations related to A&E exposures follows later in this section.
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
Certain reserves, including losses from widespread catastrophic events, cannot be estimated using traditional actuarial method. Rather, loss and LAE reserves are estimated by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: 1) estimating the size of insured industry losses; 2) reviewing portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on our judgment. Once a loss has occurred, during the then current reporting period, we record our best estimate of the ultimate expected cost to settle all claims arising from the loss. Our estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. Our estimate of incurred but not reported (“IBNR”) is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
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
We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable includes an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Reinsurance recoverable balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods.
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
Retroactive Reinsurance.
Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of loss development related to past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately in incurred losses and loss adjustment expenses in the Company’s consolidated statement of operations. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred liability due to change in the estimated losses to be recovered. The amounts are recalculated each period based on loss payments and updated loss reserves estimates.
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

The following table displays the estimated components of net earned but not reported premiums by segment for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024	2023
Reinsurance	$3,802	$3,278	$2,610
Insurance	10	—	—
Other	—	—	—
Total	$3,812	$3,278	$2,610
(Some amounts may not reconcile due to rounding.)
Investment Valuation. Our fixed income securities are classified for accounting purposes as either available for sale or held to maturity. The available for sale fixed maturity securities are carried at fair value and the held to maturity fixed maturity portfolio is carried at amortized cost, net of current expected credit allowance on our consolidated balance sheets. Our equity securities are all carried at fair value. Some of our CMBS are valued using cash flow models and risk-adjusted discount rates. We hold privately placed securities which are either valued by investment advisors or the Company. In some instances, values provided by an investment advisor are supported with opinions from qualified independent third parties. The Company has procedures in place to review the values received from its investment advisors. At December 31, 2025 and 2024, our investment portfolio included a total of $5.5 billion and $5.1 billion of limited partnership investments, whose values are reported pursuant to the equity method of accounting, and corporate-owned life insurance (“COLI”) policies, whose values are reported at cash surrender value. We carry the limited partnership investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from generally one month to one quarter prior to our financial statement date.
At December 31, 2025, we had net unrealized gains on our fixed maturity securities, net of tax, of $5 million, compared to net unrealized losses on our fixed maturity securities, net of tax, of $849 million at December 31, 2024. Gains (losses) from fair value fluctuations on available for sale fixed maturity securities are reflected as accumulated other comprehensive income (loss) in the consolidated balance sheets. Fair value declines for the available for sale fixed income portfolio, which are considered credit related, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized losses on investments. We consider many factors when determining whether a fair value decline is credit related, including: (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was not attributed to credit related factors.
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
Tax. On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends the 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.

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
See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.
FINANCIAL CONDITION
Investments. Total investments were $44.1 billion at December 31, 2025, an increase of $4.1 billion compared to $40.0 billion at December 31, 2024. The rise in investments was primarily related to an increase in fixed maturities - available for sale due to an overall net purchase of $4.3 billion of fixed maturities - available for sale in 2025.
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
The table below summarizes the composition and characteristics of our investment portfolio as of the dates indicated:

	At December 31,
	2025	2024
Fixed income portfolio duration (years)	3.4	3.1
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $5.1 billion at December 31, 2025 and $3.1 billion at December 31, 2024. At December 31, 2025, in connection with the ADC reinsurance agreements, $1,253 million was recoverable from State National Insurance Company, Inc. Additionally at December 31, 2025, $411 million, or 8.1%, was recoverable from Mt. Logan Re, Ltd. (“Mt. Logan Re”) collateralized segregated accounts and $289 million, or 5.7%, was recoverable from Munich Reinsurance America, Inc. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $34.3 billion and $29.9 billion at December 31, 2025 and 2024, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At December 31, 2025
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance	$7,075	$15,655	$22,730	66.2%
Insurance	2,743	7,460	10,203	29.7%
Other (1)	384	995	1,379	4.0%
Total	$10,201	$24,110	$34,312	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Other. At December 31, 2025, A&E Case and IBNR reserves totaled $150 million and $59 million, respectively.

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
We have included ranges for loss reserve estimates determined by our actuaries, which have been developed through a combination of objective and subjective criteria. Our presentation of this information may not be directly comparable to similar presentations of other companies as there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves are an aggregation of our best point estimates for approximately 250 reserve groups and reflect our best point estimate of our liabilities. Our actuarial methodologies develop point estimates rather than ranges and the ranges are developed subsequently based upon historical and prospective variability measures.
The following table below represents the reserve levels and ranges for each of our business segments for the period indicated:

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2025
(Dollars in millions)	As Reported	Low Range %	Low Range	High Range %	High Range
Gross Reserves By Segment
Reinsurance	$22,730	(6.1)%	$21,338	6.1%	$24,123
Insurance	10,203	(9.0)%	9,282	9.0%	11,123
Other (excluding A&E)	1,169	(18.0)%	959	18.0%	1,380
Total Gross Reserves (excluding A&E)	34,102	(7.4)%	31,579	7.4%	36,626
A&E (Other Segment)	209	(21.6)%	164	21.6%	254
Total Gross Reserves	$34,312	(7.5)%	31,743	7.5%	36,880
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
With respect to asbestos only, at December 31, 2025, we had net asbestos loss reserves of $170 million, or 87.9%, of total net A&E reserves, all of which was for assumed business. At December 31, 2025, we had gross asbestos loss reserves of $186 million, or 88.8% of total gross A&E reserves, all of which was for assumed business. See Note 4 of the Notes to the Consolidated Financial Statements for a summary of A&E Exposures.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 4.7 years at December 31, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital.  Shareholders’ equity at December 31, 2025 and December 31, 2024 was $15.5 billion and $13.9 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1) At December 31,		Everest Re (2) At December 31,
(Dollars in millions)	2025 ⁽³⁾	2024	2025	2024
Regulatory targeted capital	$—	$3,151	$5,119	$4,799
Actual capital	$4,209	$4,323	$8,856	$8,126
(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3) The 2025 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2025 actual capital will exceed the targeted capital level. In accordance with guidance issued by the BMA in 2025, Bermuda Re has reflected the impacts of the ETA recognized in response to the 2023 Act in its 2024 regulatory targeted capital and actual capital.
Our financial strength ratings, as determined by A.M. Best Company (“A.M. Best”), Moody’s and S&P, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies. See also ITEM 1, “Financial Strength Ratings”.
We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
In 2025, we repurchased 2,394,763 of our common shares at a cost of $797 million in the open market and paid $335 million in common share dividends to adjust our capital position and enhance long-term expected returns to our shareholders. During 2024, we repurchased 536,469 of our common shares at a cost of $200 million in the open market and paid $334 million in dividends. We may at times enter into a Rule 10b5-1 repurchase plan agreement to facilitate the repurchase of shares. On November 7, 2024, our existing Board authorization to purchase up to 32 million of our shares was increased by 10 million shares to authorize the purchase of up to 42 million shares. As of December 31, 2025, we had repurchased 33.7 million shares under this authorization. During the fourth quarter of 2025, the Company’s Board of Directors declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on December 12, 2025 for holders of record as of November 26, 2025.
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
Liquidity.  Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $3.1 billion and $5.0 billion for the years ended December 31, 2025 and 2024, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $852 million and $693 million for the years ended December 31, 2025 and 2024, respectively, and net tax payments of $150 million and $397 million for the years ended December 31, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2025 and December 31, 2024, we held cash and short-term investments of $4.3 billion and $6.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, we had $1.4 billion of fixed maturity securities - available for sale maturing within one year or less, $10.8 billion maturing within one to five years and $8.6 billion maturing after five years at December 31, 2025. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At December 31, 2025, we had $21 million of net pre-tax unrealized appreciation related to fixed maturity - available for sale securities, comprised of $619 million of pre-tax unrealized depreciation and $640 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2025, Everest Re had statutory admitted assets of approximately $32.6 billion which provides borrowing capacity of up to approximately $3.3 billion. As of December 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. See Note 8 - Credit Facilities to the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further details.
Exposure to Prior Year Development. We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. Loss experience in our lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity. We have entered into certain adverse development reinsurance agreements to reinsure against potential adverse loss development for accident years 2024 and prior arising out of North American insurance liabilities within our Insurance and Other segments subject to exclusions for certain liabilities, including among others those related to Asbestos & Environmental reserves.
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
From an enterprise risk management perspective, the Board of Directors of the Company and each of the Company’s operating subsidiaries, in connection with management, sets limits on the levels of catastrophe loss exposure we may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.
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
The table below reflects our PML exposure, net of third-party reinsurance including catastrophe industry loss warranty cover, at various return periods for our top zones/perils (as ranked by the largest 1 in 100-year economic loss) based on loss projection data as of January 1, 2026:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
Southeast U.S.	Wind	$1,210	$2,010	$2,423	$2,839	$3,083
California	Earthquake	265	1,178	1,982	2,523	2,891
Texas	Wind	253	644	1,189	2,222	2,919

The projected net economic losses, defined as PML exposures, net of third-party reinsurance including catastrophe industry loss warranty cover, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled above are as follows:

Return Periods (in years)		1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability		5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone	Peril
Southeast U.S.	Wind	$842	$1,415	$1,693	$1,984	$2,151
California	Earthquake	205	861	1,439	1,857	2,138
Texas	Wind	187	464	846	1,590	2,101
We believe that our greatest worldwide 1 in 100-year exposure to a single catastrophic event is to a wind event affecting the Southeast U.S., where we estimate we have a PML exposure, net of third party reinsurance including catastrophe industry loss warranty cover, of $2.4 billion which represents approximately 11.0% of our December 31, 2025 shareholders’ equity.
If such a single catastrophe loss were to occur, management estimates that the net economic loss to us would be approximately $1.7 billion. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.
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
Despite these safeguards, a significant cyber incident, including system failure, security breach and disruption by malware or other damage could interrupt or delay our operations and possibly our results. This type of incident may result in a violation of applicable data security, privacy, or other laws, damage our reputation, cause a loss of customers or give rise to regulatory scrutiny as well as monetary fines and other penalties. Management is not aware of a cybersecurity incident that has had a material impact on our operations. See also ITEM 1A, “Risk Factors” and ITEM 1C, “Cybersecurity”.

Expected Cash Outflows.  The following table shows our significant expected cash outflows for the period indicated.

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$2,400	$—	$—	$—	$2,400
Long term notes	219	—	—	—	219
Federal Home Loan Bank of New York	1,019	719	300	—	—
Interest expense (1)	2,670	100	200	200	2,170
Operating lease agreements	247	28	51	43	125
Gross reserve for losses and LAE (2)	34,312	6,313	10,724	6,873	10,402
Total	$40,867	$7,160	$11,275	$7,116	$15,316
(Some amounts may not reconcile due to rounding.)
(1) Interest expense on long-term notes is calculated at the variable floating rate of 6.50%, as of December 31, 2025. This excludes interest on Federal Home Loan Bank of New York borrowings.
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
Our various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Additionally, the Company has entered into ADC reinsurance agreements to reinsure potential adverse loss development which resulted in reinsurance recoverables of $1,253 million as of December 31, 2025. Management believes that we, and each of our entities, have sufficient financial resources or ready access thereto, to meet all obligations.

Dividends.
During 2025 and 2024, we declared and paid common shareholder dividends of $335 million and $334 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings Ireland and Everest Dublin Holdings is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re, Everest International, Everest Preferred International Holdings (“Preferred Holdings”), Everest Re Advisors Ltd. (“Advisors Re”) or Mt. Logan Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Everest Dublin Holdings, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the year ended December 31, 2025, Everest Re paid $200 million cash dividends to Holdings. For the year ended December 31, 2024, Everest Re paid no cash dividends to Holdings. For the years ended December 31, 2025 and 2024, Bermuda Re paid cash dividends to Group of $1.1 billion and $750 million, respectively; Everest International paid cash dividends to Group of $325 million and $100 million, respectively; Preferred Holdings paid cash dividends to Group of $36 million and $46 million, respectively; and Advisors Re paid cash dividends to Group of $76 million and $74 million, respectively. For the year ended December 31, 2025, Mt. Logan Re paid $35 million cash dividends to Group. For the year ended December 31, 2024, Mt. Logan Re paid no cash dividends to Group. See ITEM 1, “Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 18 of Notes to Consolidated Financial Statements.
Market Sensitive Instruments.
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
Our $45.4 billion investment portfolio at December 31, 2025, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest Rate Risk.  Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.7 billion of mortgage-backed securities in the $35.1 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The tables below display the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $3.0 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At December 31, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$40,781	$39,458	$38,134	$36,811	$35,487
Fair Value Change from Base (%)	6.9%	3.5%	—%	(3.5)%	(6.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,139	$1,069	$—	$(1,069)	$(2,139)

	Impact of Interest Rate Shift in Basis Points At December 31, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$36,514	$35,443	$34,372	$33,302	$32,231
Fair Value Change from Base (%)	6.2%	3.1%	—%	(3.1)%	(6.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,834	$917	$—	$(917)	$(1,834)
We had $34.3 billion and $29.9 billion of gross reserves for losses and LAE as of December 31, 2025 and 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.1 billion resulting in a discounted reserve balance of approximately $25.5 billion, representing approximately 66.8% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. Generally, we mitigate foreign exchange exposure by matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent At December 31, 2025
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(1,918)	$(959)	$—	$959	$1,918

	Change in Foreign Exchange Rates in Percent At December 31, 2024
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(1,426)	$(713)	$—	$713	$1,426
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Sensitive Instruments” under ITEM 7.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements, Notes and Schedules on page F-1 are filed as part of this report.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
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
ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the sections captioned “Information Concerning Director Nominees”, “Information Concerning Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Ethics Guidelines and Code of Ethics for CEO and Senior Financial Officers” and “Delinquent Section 16(a) Reports” in our proxy statement for the 2026 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2025 (the “Proxy Statement”), which sections are incorporated herein by reference.
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

3.1	Memorandum of Association of Everest Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.2	Bye-laws of Everest Group, Ltd., as amended May 14, 2025 incorporated herein by reference to Exhibit 3.1 to Everest Group, Ltd. Form 10-Q filed on August 1, 2025

4.1	Specimen Everest Group, Ltd. common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

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

4.6	Description of Registrant's Common Stock as incorporated herein by reference to Form 8-A filed with the Commission on March 8, 2000 under the Exchange Act

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

*10.13
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on January 6, 2017

10.14
Bye-Law waiver agreement between Everest Group, Ltd., and BlackRock, Inc. dated December 1, 2017, incorporated herein by reference to Exhibit 10.1 to the Everest Group, Ltd., Form 8-K filed on December 4, 2017

10.15
Amendment of Standby Letter of Credit, dated December 29, 2017, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $250.0 million four year credit facility, incorporated herein by reference to exhibit 10.26 to the Everest Group, Ltd., Form 10-K filed on March 1, 2018

10.16
Amendment of Committed Facility Letter, dated December 10, 2018, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to exhibit 10.34 to the Everest Group, Ltd., Form 10-K filed on March 1, 2019

*10.17	Employment agreement between Everest Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Group Ltd. Form 8-K filed on August 8, 2019.

10.18
Amendment of Committed Facility Letter, dated December 31, 2019, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.31 to the Everest Group, Ltd. Form 10-K filed on March 2, 2020

*10.19	Everest Group, Ltd. 2020 Stock Incentive Plan for employees is incorporated herein by reference to Appendix A of the 2021 Proxy Statement filed on April 9, 2021

*10.20	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

*10.21	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

10.22
Amendment of Committed Facility Letter, dated December 9, 2020 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing $200.0 million annually, incorporated herein by reference to Exhibit 10.34 to Everest Group, Ltd. Form 10-K filed on March 1, 2021

10.23
Credit facility agreement dated February 23, 3021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $50.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 10, 2021

10.24
Amendment of Credit Facility agreement, dated May 5, 2021 between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank, N.A. providing up to $500.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on August 5, 2021

10.25
Credit Facility agreement, dated August 9, 2021 between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc providing up to $230.0 million committed credit facility and $140.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.26
Credit Facility agreement, dated August 27, 2021 between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on November 4, 2021

10.27
Credit Facility agreement, dated November 3, 2021 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc providing up to $200.0 million of committed credit facility, incorporated herein by reference to Exhibit 10.40 to Everest Group, Ltd. Form 10-K filed on February 28, 2022

10.28
Credit Facility agreement, dated November 21, 2022 between Everest Reinsurance (Bermuda), Ltd. and Nordea Bank ABP, New York Branch providing up to $200.0 million of committed credit facility and $100.0 million of additional uncommitted credit facility, incorporated herein by reference to Exhibit 10.41 to Everest Group, Ltd. Form 10-K filed on February 24, 2023

10.29
Amendment of Credit Facility agreement, dated December 30, 2022, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, providing up to $150.0 million of committed, unsecured credit facility, incorporated herein by reference to Exhibit 10.42 to Everest Group, Ltd. Form 10-K filed on February 24, 2023

10.30	Employment agreement between Everest Global Services, Inc. and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.31
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

10.32
Standby Letter of Credit, dated August 18, 2023 between Everest Reinsurance (Bermuda), Ltd. and Lloyd’s Bank Corporate Markets Plc providing up to $250.0 million of unsecured letters of credit, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on November 1, 2023

10.33
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

*10.34
Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, incorporated herein by reference to Exhibit 10.45 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

*10.35
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.36
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.37
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

*10.40
Everest Reinsurance Group, Ltd. Senior Executive Change of Control Plan, as amended and restated effective November 17, 2015, incorporated herein by reference to Exhibit 10.6 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

10.41
Amendment of Bilateral Letter of Credit Facility Agreement, dated June 2024, between Everest Reinsurance (Bermuda), Ltd. and Wells Fargo Bank N.A., incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on August 2, 2024

*10.42
Letter Agreement between Everest Global Services, Inc. and James Williamson, dated January 13, 2025, incorporated herein by reference to Exhibit 10.1 of the Everest Group, Ltd. Form 8-K filed with the SEC on January 14, 2025.

10.43
Amendment of Credit Facility agreement, dated October 30, 2024 between Everest Reinsurance (Bermuda), Ltd. and Barclays Bank Plc, incorporated herein by reference to Exhibit 10.44 to Everest Group, Ltd. Form 10-K filed on February 27, 2025

10.44
Standby Letter of Credit Facility Agreement, dated October 30, 2024 between Everest International Reinsurance, Ltd. and Lloyds Bank Plc, providing up to £113 million of unsecured letters of credit, incorporated herein by reference to Exhibit 10.45 to Everest Group, Ltd. Form 10-K filed on February 27, 2025

10.45
Amendment of Credit Facility agreement, dated December 20, 2024, between Everest Reinsurance (Bermuda), Ltd. and Bayerische Landesbank, New York Branch, incorporated herein by reference to Exhibit 10.46 to Everest Group, Ltd. Form 10-K filed on February 27, 2025

10.46
Standby Letter of Credit Facility Agreement, dated December 30, 2024 between Everest Reinsurance Company (Ireland), dac and Commerzbank AG, New York Branch providing up to €75 million of unsecured letters of credit, incorporated herein by reference to Exhibit 10.47 to Everest Group, Ltd. Form 10-K filed on February 27, 2025

*10.47
Employment agreement between Everest Global Services, Inc., Everest Group, Ltd. and James Williamson, dated March 26, 2025, incorporated herein by reference to Exhibit 10.1 of the Everest Group, Ltd. Form 8-K/A filed with the SEC on March 28, 2025

10.48
Amendment to Bermuda Re Wells Fargo Bilateral Letter of Credit Facility, effective June 9, 2025, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on August 1, 2025

10.49	Amendment to Bermuda Re Lloyd’s Bank Letter of Credit Facility, effective August 18, 2025, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on October 31, 2025

10.50	Amendment of Standby Letter of Credit Facility, dated October 20, 2025 between Everest International Reinsurance Ltd. and Lloyds Bank Plc

10.51	Amendment of Committed Facility Letter, dated December 23, 2025, between Everest Reinsurance (Bermuda), Ltd. and Citibank Europe plc

*10.52	Separation, Transition Services and General Release agreement between Everest Global Services, Inc. and Mark Kociancic, dated November 25, 2025

*10.53	Employment Agreement between Everest Global Services, Inc. and Elias Habayeb, dated October 22, 2025

*10.54	Employment Agreement between Everest Global Services, Inc. and Anthony Vidovich, dated September 25, 2025

*10.55	Employment Agreement Addendum between Everest Global Services, Inc. and Anthony Vidovich, dated November 11, 2025

*10.56	Employment Agreement between Everest Reinsurance Company and Jill Beggs, dated October 13, 2021

10.57
Adverse Development Reinsurance Agreement, dated as of October 26, 2025, by and between Everest Reinsurance Company, Everest Reinsurance (Bermuda) Ltd. and State National Insurance Company, Inc., incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 27, 2025

10.58
Adverse Development Reinsurance Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. Everest Reinsurance Company, Everest Reinsurance (Bermuda) Ltd. and MS Transverse Insurance Company, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 27, 2025

10.59	ROW Master Transaction Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. and American International Group, Inc.

10.60	EU Master Transaction Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. and American International Group, Inc.

*10.61	Everest Group, Ltd. Director Compensation Policy

14.1	Ethics Guidelines and Index to Compliance Policies, incorporated herein by reference to Exhibit 14.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of KPMG LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of James Williamson, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of James Williamson and Mark Kociancic, furnished herewith

97.1	Everest Group, Ltd. Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
The exhibits listed on the index above are filed as part of this report except that the certifications in Exhibit 32 are being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.
_________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

EVEREST GROUP, LTD.

By:	/S/ JAMES WILLIAMSON
James Williamson (President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES WILLIAMSON	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
James Williamson

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	February 26, 2026
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	February 26, 2026
Robert J. Freiling

/S/ JOHN A. GRAF	Chairman	February 26, 2026
John A. Graf

/S/ JOHN J. AMORE	Director	February 26, 2026
John J. Amore

/S/ WILLIAM F. GALTNEY, JR.	Director	February 26, 2026
William F. Galtney, Jr.

/S/ MERYL HARTZBAND	Director	February 26, 2026
Meryl Hartzband

/S/ LAURA HAY	Director	February 26, 2026
Laura Hay

/S/ JOHN HOWARD	Director	February 26, 2026
John Howard

/S/ ALLAN LEVINE	Director	February 26, 2026
Allan Levine

/S/ GERALDINE LOSQUADRO	Director	February 26, 2026
Geraldine Losquadro

/S/ HAZEL McNEILAGE	Director	February 26, 2026
Hazel McNeilage

/S/ DARRYL PAGE	Director	February 26, 2026
Darryl Page

/S/ ROGER M. SINGER	Director	February 26, 2026
Roger M. Singer

EVEREST GROUP, LTD.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Everest Group, Ltd.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Everest Group, Ltd.: and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimate of the reserve for losses and loss adjustment expenses
As discussed in Notes 1G and 4 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents the
Company’s best estimate of the ultimate liability for reported and unreported claims for both its insurance and reinsurance businesses. The Company uses a variety of statistical and actuarial techniques to develop estimates of ultimate losses and loss adjustment expenses by underwriting or accident year, sorted by exposure groupings. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios; (3) actuarial methodologies and assumptions; (4) current legal interpretations of coverage and liability; and (5) economic conditions. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2025 was $34,312 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the reserve for losses and loss adjustment expenses. This included controls related to the selection of methodologies and certain assumptions used to derive the Company’s estimate. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the Company’s actuarial methodologies and assumptions used in estimating the reserve for losses and loss adjustment expenses by comparing the Company’s methodologies to generally accepted actuarial methods and evaluating the assumptions used based on actuarial judgment, company history, and industry practices
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by comparing each one to an independently developed range of reasonable estimates
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by assessing management’s methods and assumptions used to derive their loss estimates
•evaluating the Company’s process for estimating the reserve for losses and loss adjustment expenses for catastrophic events
•developing an overall range of reserve estimates to assess the position of the Company’s recorded reserve for losses and loss adjustment expenses relative to the range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
New York, New York
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Everest Group, Ltd.
Opinion on the Financial Statements
We have audited the consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows of Everest Group, Ltd. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes and schedules of condensed financial information of the registrant, supplementary insurance information and reinsurance for the year ended December 31, 2023 listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
February 28, 2024, except for the changes in segment presentation discussed in Note 7 to the consolidated financial statements, as to which the date is February 27, 2025

We served as the Company's auditor from 1996 to 2024.

EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except par value per share)	2025	2024
ASSETS:
Fixed maturities - available for sale, at fair value	$34,573	$28,908
(amortized cost: 2025, $34,620; 2024, $29,934, credit allowances: 2025, $(68); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $576; 2024, $759, net of credit allowances: 2025, $(6); 2024, $(8))	567	757
Equity securities, at fair value	180	217
Other invested assets	5,796	5,392
Short-term investments	2,994	4,707
Cash	1,318	1,549
Total investments and cash	45,429	41,531
Accrued investment income	436	368
Premiums receivable (net of credit allowances: 2025, $(94); 2024, $(54))	5,727	5,378
Reinsurance paid loss recoverables (net of credit allowances: 2025, $(57); 2024, $(41))	142	207
Reinsurance unpaid loss recoverables	4,968	2,915
Funds held by reinsureds	1,326	1,218
Deferred acquisition costs	1,546	1,461
Prepaid reinsurance premiums	653	869
Income tax asset, net	915	1,223
Other assets (net of credit allowances: 2025, $(17); 2024, $(9))	1,372	1,171
TOTAL ASSETS	$62,514	$56,341

LIABILITIES:
Reserve for losses and loss adjustment expenses	$34,312	$29,889
Unearned premium reserve	7,275	7,324
Funds held under reinsurance treaties	267	27
Amounts due to reinsurers	642	701
Losses in course of payment	151	241
Senior notes	2,352	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	21	22
Unsettled securities payable	—	84
Other liabilities	797	590
TOTAL LIABILITIES	47,054	42,466

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.4 (2025) and 74.3 (2024)
outstanding before treasury shares	1	1
Additional paid-in capital	3,852	3,812
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(23) at 2025 and $(177) at 2024	(52)	(1,138)
Treasury shares, at cost: 33.7 shares (2025) and 31.3 shares (2024)	(4,906)	(4,108)
Retained earnings	16,565	15,309
Total shareholders' equity	15,461	13,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,514	$56,341
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2025	2024	2023
REVENUES:
Premiums earned	$15,560	$15,187	$13,443
Net investment income	2,124	1,954	1,434
Total net gains (losses) on investments	(143)	19	(276)
Other income (expense)	(45)	121	(14)
Total revenues	17,496	17,281	14,587

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	10,859	11,305	8,427
Commission, brokerage, taxes and fees	3,461	3,300	2,952
Other underwriting expenses	1,029	938	846
Corporate expenses	109	95	73
Interest, fees and bond issue cost amortization expense	151	149	134
Total claims and expenses	15,609	15,787	12,432

INCOME (LOSS) BEFORE TAXES	1,887	1,493	2,154
Income tax expense (benefit)	296	120	(363)

NET INCOME (LOSS)	$1,591	$1,373	$2,517

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	740	(97)	743
Reclassification adjustment for realized losses (gains) included in net income (loss)	114	(12)	244
Total URA(D) on securities arising during the period	854	(109)	986

Foreign currency translation and other adjustments	242	(128)	59

Benefit plan actuarial net gain (loss) for the period	(9)	34	15
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(1)	(1)	2
Total benefit plan net gain (loss) for the period	(10)	33	17
Total other comprehensive income (loss), net of tax	1,086	(204)	1,063

COMPREHENSIVE INCOME (LOSS)	$2,678	$1,169	$3,580

EARNINGS PER COMMON SHARE:
Basic	$37.80	$31.78	$60.19
Diluted	37.80	31.78	60.19
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except dividends per share amounts)	2025	2024	2023
COMMON SHARES (shares outstanding):
Balance beginning of period	43.0	43.4	39.2
Issued (redeemed) during the period, net	0.1	0.1	4.2
Treasury shares acquired	(2.4)	(0.5)	—
Balance end of period	40.7	43.0	43.4

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1
Issued during the period, net	—	—	—
Balance end of period	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,812	3,773	2,302
Public offering of shares	—	—	1,445
Share-based compensation plans	40	39	26
Balance end of period	3,852	3,812	3,773

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(1,138)	(934)	(1,996)
Net increase (decrease) during the period	1,086	(204)	1,063
Balance end of period	(52)	(1,138)	(934)

RETAINED EARNINGS:
Balance beginning of period	15,309	14,270	12,042
Net income (loss)	1,591	1,373	2,517
Dividends declared ($8.00 per share 2025, $7.75 per share 2024 and $6.80 per share 2023)	(335)	(334)	(288)
Balance end of period	16,565	15,309	14,270

TREASURY SHARES AT COST:
Balance beginning of period	(4,108)	(3,908)	(3,908)
Purchase of treasury shares	(797)	(200)	—
Balance end of period	(4,906)	(4,108)	(3,908)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,461	$13,875	$13,202
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,591	$1,373	$2,517
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(116)	(715)	(1,064)
Decrease (increase) in funds held by reinsureds, net	138	(81)	(66)
Decrease (increase) in reinsurance recoverables	(1,453)	(1,091)	143
Decrease (increase) in income taxes	150	(277)	(559)
Decrease (increase) in prepaid reinsurance premiums	360	(232)	(46)
Increase (decrease) in reserve for losses and loss adjustment expenses	3,602	5,612	2,256
Increase (decrease) in unearned premiums	(278)	809	1,387
Increase (decrease) in amounts due to reinsurers	(235)	135	18
Increase (decrease) in losses in course of payment	(98)	75	93
Change in equity adjustments in limited partnerships	(364)	(261)	(168)
Distribution of limited partnership income	195	163	120
Change in other assets and liabilities, net	(463)	(431)	(339)
Non-cash compensation expense	61	63	49
Amortization of bond premium (accrual of bond discount)	(166)	(167)	(64)
Net (gains) losses on investments	143	(19)	276
Net cash provided by (used in) operating activities	3,068	4,957	4,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	4,497	3,783	2,310
Proceeds from fixed maturities sold - available for sale	1,571	6,257	3,849
Proceeds from fixed maturities matured/called/repaid - held to maturity	199	157	105
Proceeds from fixed maturities sold - held to maturity	10	—	—
Proceeds from equity securities sold	56	37	126
Distributions from other invested assets	334	409	245
Cost of fixed maturities acquired - available for sale	(10,364)	(11,563)	(10,653)
Cost of fixed maturities acquired - held to maturity	(7)	(49)	(112)
Cost of equity securities acquired	(9)	(50)	(17)
Cost of other invested assets acquired	(507)	(936)	(902)
Net change in short-term investments	1,875	(2,494)	(1,034)
Net change in unsettled securities transactions	(83)	(27)	181
Proceeds from sale of renewal rights	331	—	—
Net cash provided by (used in) investing activities	(2,096)	(4,478)	(5,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(21)	(24)	(23)
Proceeds from public offering of common shares	—	—	1,445
Purchase of treasury shares	(797)	(200)	—
Dividends paid to shareholders	(335)	(334)	(288)
Net FHLB borrowings (repayments)	—	200	300
Cost of shares withheld on settlements of share-based compensation awards	(22)	(25)	(24)
Net cash provided by (used in) financing activities	(1,175)	(383)	1,409

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28)	16	(23)

Net increase (decrease) in cash	(231)	112	38
Cash, beginning of period	1,549	1,437	1,398
Cash, end of period	$1,318	$1,549	$1,437

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$150	$397	$196
Interest paid	150	147	130

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$8	$23	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.Business and Basis of Presentation.
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.
In October 2025, the Company entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business in the U.S., U.K., E.U. and Asia Pacific American International Group, Inc. See Note 6 of the Notes to these Consolidated Financial Statements for more information. Additionally, effective October 1, 2025, the Company entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. See Note 4 of the Notes to these Consolidated Financial Statements for more information.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Compañia de Seguros Generales Colombia S.A., Mt. Logan Re, Ltd. (“Mt. Logan Re”), Mt. Logan Insurance Managers, Ltd., Mt. Logan Management, Ltd., Everest International Holdings (Bermuda), Ltd. (“International Holdings”), Everest Corporate Member Limited, Everest Managing Agency Limited, Everest Service Company (U.K.), Ltd., Mt. Logan Capital Management, Ltd., Everest Preferred International Holdings, Ltd. (“Preferred International”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (U.K.), Ltd., Everest Compañia de Seguros Generales Chile S.A. (“Everest Chile”), Compañia de Seguros Generales Everest Mexico S.A. de C.V., Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”), Everest Global Services, Inc. (“Global Services”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Everest Dublin Insurance Holdings Limited (“Everest Dublin Holdings”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Reinsurance Holdings, Inc. (“Holdings”), Salus Systems, LLC (“Salus”), Everest International Assurance, Ltd. (“Everest Assurance”), EverSports & Entertainment Insurance, Inc. (“EverSports”), SIG Sports, Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Mt. McKinley Managers, L.L.C., Everest Specialty Underwriters Services, LLC, Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company - Escritório de Representa ção No Brasil Ltda., Mt. Whitney Securities, LLC, Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Security Insurance Company (“Everest Security”), Everest, Consultoría, Administración y Back Office, Sociedad de Responsabilidad Limitada de Capital Variable and Everest Servicios Colombia S.A.S.  All intercompany accounts and transactions have been eliminated. All amounts are reported in United States (“U.S.”) dollars.
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
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2025 presentation.
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
Fixed maturity securities designated as held to maturity consist of debt securities for which the Company has both the positive intent and ability to hold to maturity or redemption and are reported at amortized cost, net of the current expected credit loss allowance.  Interest income for fixed maturity securities held to maturity is determined in the same manner as interest income for fixed maturity securities available for sale.  The Company evaluates fixed maturity securities classified as held to maturity for current expected credit losses utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. The majority of these fixed maturities classified as held to maturity are of a high credit quality and are rated investment grade as of December 31, 2025.
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
C.Reinsurance
The Company assumes reinsurance from other insurers. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies or pools have underwritten. The Company also cedes insurance to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company.
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. The Company did not hold any contracts that did not pass risk transfer as of December 31, 2025 or 2024.
Premiums, commissions, losses and loss adjustment expenses reflect the net effects of ceded and assumed prospective reinsurance transactions. Prepaid reinsurance premium represents the portion of premium ceded to reinsurers applicable to the unexpired terms of the reinsurance contract. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. Refer to Reserve for Losses and LAE accounting policy below.
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Refer to Allowance for Premium Receivable and Reinsurance Recoverables accounting policy below. Reinsurance recoverables include an estimate of the amount of gross losses and LAE reserves that may be ceded under the terms of the reinsurance agreements, including IBNR unpaid losses. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and LAE.
Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of loss development related to past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately in incurred losses and loss adjustment expenses in the Company’s consolidated statement of operations. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred liability due to change in the estimated losses to be recovered. The amounts are recalculated each period based on loss payments and updated loss reserves estimates.

D.Premium Revenues.
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
E.Allowance for Premium Receivable and Reinsurance Recoverables.
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
The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable includes an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible. Reinsurance recoverable balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods.
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
F.Deferred Acquisition Costs.
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
G.Reserve for Losses and LAE.
The reserve for losses and LAE is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience.  Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures and other exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 4 of the Notes to these Consolidated Financial Statements.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.
Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract.  Changes in estimates for such arrangements are recorded as commission expense.  Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.
H.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2025 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.
I.Income Taxes.
Holdings, the Company’s U.S. holding company, and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Foreign subsidiaries and branches of subsidiaries file local tax returns as required.  Group and subsidiaries not included in Holdings’ consolidated tax return file separate company U.S. federal income tax returns as required.  Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.
As a result of Bermuda enacting a corporate income tax effective January 1, 2025, Group subsidiaries in Bermuda will file and pay income taxes subsequent to that date.
As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from Accumulated Other Comprehensive Income.

J.Foreign Currency.
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
K.Treasury Shares.
Treasury shares are the Company’s common shares repurchased on the open market, by the Company. The cost of treasury shares includes the purchase price of shares acquired and direct costs to acquire shares, including commissions.
L.Earnings Per Common Share.
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.
Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Amounts in millions, except per share amounts)	2025	2024	2023
Net income (loss) per share:
Numerator
Net income (loss)	$1,591	$1,373	$2517
Less: dividends declared-common shares and unvested common shares	(335)	(334)	(288)
Undistributed earnings	1,256	1,039	2,229
Percentage allocated to common shareholders (1)	98.8%	98.8%	98.8%
	1,241	1,027	2,203
Add: dividends declared-common shareholders	331	331	285
Numerator for basic and diluted earnings per common share	$1,573	$1,358	$2,488

Denominator
Denominator for basic earnings per weighted-average common shares	41.6	42.7	41.3
Effect of dilutive securities:
Options	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	41.6	42.7	41.3

Per common share net income (loss)
Basic	$37.80	$31.78	$60.19
Diluted	$37.80	$31.78	$60.19

(1) Basic weighted-average common shares outstanding	41.6	42.7	41.3
Basic weighted-average common shares outstanding and unvested common shares expected to vest	42.1	43.2	41.8
Percentage allocated to common shareholders	98.8%	98.8%	98.8%
(Some amounts may not reconcile due to rounding.)

There were no options outstanding as of December 31, 2025 and 2024, respectively.
M.Segmentation.
The Company, through its subsidiaries, conducts business through two reportable segments: Reinsurance and Insurance. During the fourth quarter of 2024, the Company revised the classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new operating segment called "Other". The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. See also Note 7 of the Notes to these Consolidated Financial Statements.
N.Share-Based Compensation.
Share-based compensation stock option, restricted share and performance share unit awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 15 of the Notes to these Consolidated Financial Statements.
O.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
Improvements to Income Tax Disclosures. In December 2023, the FASB issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company adopted and prospectively applied the accounting standard effective year end 2025.
The Company did not adopt any other new accounting standards that had a material impact in 2025.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2025 by the FASB on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2025. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
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

2.    INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$845	$—	$4	$(19)	$830
Obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	9,913	(54)	206	(183)	9,882
Asset-backed securities	5,094	(14)	14	(17)	5,077
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	1,151	—	4	(33)	1,121
Agency residential	5,544	—	82	(161)	5,465
Non-agency residential	1,689	—	32	(1)	1,721
Foreign government securities	2,400	—	36	(64)	2,371
Foreign corporate securities	7,535	—	253	(135)	7,653
Total fixed maturity securities - available for sale	$34,620	$(68)	$640	$(619)	$34,573
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$688	$—	$5	$(24)	$669
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	7,288	(35)	57	(299)	7,010
Asset-backed securities	5,994	—	28	(39)	5,982
Mortgage-backed securities
Agency commercial	—	—	—	—	—
Non-agency commercial	965	—	1	(66)	900
Agency residential	5,205	—	13	(287)	4,931
Non-agency residential	1,291	—	9	(11)	1,289
Foreign government securities	2,330	—	13	(147)	2,196
Foreign corporate securities	6,099	—	42	(279)	5,861
Total fixed maturity securities - available for sale	$29,934	$(36)	$167	$(1,157)	$28,908
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$1,440	$1,405	$1,116	$1,080
Due after one year through five years	10,746	10,819	8,774	8,480
Due after five years through ten years	6,722	6,781	4,764	4,523
Due after ten years	1,830	1,772	1,826	1,723
Asset-backed securities	5,094	5,077	5,994	5,982
Mortgage-backed securities
Agency commercial	404	412	—	—
Non-agency commercial	1,151	1,121	965	900
Agency residential	5,544	5,465	5,205	4,931
Non-agency residential	1,689	1,721	1,291	1,289
Total fixed maturity securities -available for sale	$34,620	$34,573	$29,934	$28,908
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$25	$25	$7	$7
Due after one year through five years	68	69	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	148	155	150	152
Asset-backed securities	328	322	484	477
Mortgage-backed securities
Commercial	—	—	21	21
Total fixed maturity securities - held to maturity	$573	$576	$765	$759
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2025, $27 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$1,018	$(203)
Equity method investments	—	18
Change in URA(D), pre-tax	1,018	(185)
Deferred tax benefit (expense)	(164)	76
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$854	$(109)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2025 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$244	$(5)	$333	$(14)	$577	$(19)
Obligations of U.S. states and political subdivisions	2	—	33	(4)	35	(4)
Corporate securities	1,370	(31)	1,990	(147)	3,360	(179)
Asset-backed securities	802	(5)	429	(12)	1,231	(17)
Mortgage-backed securities
Agency commercial	43	(1)	17	(1)	60	(2)
Non-agency commercial	288	(5)	631	(29)	919	(33)
Agency residential	234	(3)	1,755	(158)	1,990	(161)
Non-agency residential	81	—	87	—	168	(1)
Foreign government securities	260	(4)	854	(61)	1,114	(64)
Foreign corporate securities	847	(15)	1,615	(120)	2,463	(135)
Total	$4,171	$(68)	$7,745	$(547)	$11,916	$(615)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$4,194	$(70)	$7,759	$(549)	$11,953	$(619)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2025 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$165	$(5)	$675	$(18)	$840	$(23)
Due in one year through five years	1,475	(33)	2,411	(156)	3,887	(189)
Due in five years through ten years	859	(14)	987	(99)	1,846	(112)
Due after ten years	223	(3)	752	(74)	975	(77)
Asset-backed securities	802	(5)	429	(12)	1,231	(17)
Mortgage-backed securities	646	(8)	2,490	(188)	3,137	(196)
Total	$4,171	$(68)	$7,745	$(547)	$11,916	$(615)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$4,194	$(70)	$7,759	$(549)	$11,953	$(619)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2025 were $12.0 billion and $619 million, respectively. The fair value of securities for the single issuer (the U.S. government) whose securities comprised the largest unrealized loss position at December 31, 2025, amounted to less than 1.7% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at December 31, 2025 comprised less than 0.2% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $70 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities, non-agency commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $66 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $549 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and non-agency commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $540 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of December 31, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2024 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$80	$(1)	$398	$(23)	$478	$(24)
Obligations of U.S. states and political subdivisions	9	—	40	(5)	48	(5)
Corporate securities	2,744	(76)	2,132	(221)	4,876	(297)
Asset-backed securities	958	(20)	537	(19)	1,495	(39)
Mortgage-backed securities
Agency commercial	—	—	—	—	—	—
Non-agency commercial	53	(3)	757	(63)	810	(66)
Agency residential	2,754	(115)	1,226	(172)	3,980	(287)
Non-agency residential	654	(11)	25	—	678	(11)
Foreign government securities	851	(35)	828	(112)	1,679	(147)
Foreign corporate securities	2,484	(61)	1,785	(218)	4,269	(279)
Total	$10,587	$(323)	$7,728	$(833)	$18,315	$(1,156)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$10,604	$(324)	$7,728	$(833)	$18,332	$(1,157)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2024 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$138	$(5)	$544	$(34)	$682	$(39)
Due in one year through five years	3,503	(87)	2,770	(249)	6,273	(335)
Due in five years through ten years	1,850	(50)	1,382	(220)	3,232	(271)
Due after ten years	677	(32)	487	(76)	1,164	(107)
Asset-backed securities	958	(20)	537	(19)	1,495	(39)
Mortgage-backed securities	3,461	(129)	2,008	(235)	5,469	(364)
Total	$10,587	$(323)	$7,728	$(833)	$18,315	$(1,156)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$10,604	$(324)	$7,728	$(833)	$18,332	$(1,157)
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
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fixed maturities	$1,572	$1,481	$1,153
Equity securities	4	3	3
Short-term investments and cash	169	195	140
Other invested assets
Limited partnerships	277	206	122
Other	124	104	59
Gross investment income before adjustments	2,146	1,989	1,477
Funds held interest income (expense)	26	26	10
Future policy benefit reserve income (expense)	(1)	(1)	(1)
Gross investment income	2,172	2,013	1,486
Investment expenses	48	59	53
Net investment income	$2,124	$1,954	$1,434
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
The Company had contractual commitments to invest up to an additional $2.5 billion in limited partnerships and private placement loan securities at December 31, 2025, which includes $1.4 billion specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
The Company is the beneficiary of COLI policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.9 billion and $1.7 billion as of December 31, 2025 and December 31, 2024, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of December 31, 2025 and 2024, the Company did not hold any investments for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2025 and 2024 is limited to the total carrying value of $3.9 billion and $3.6 billion, respectively, which are included in general and limited partnerships.
As of December 31, 2025, the Company has outstanding commitments totaling $1.4 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Credit allowance on fixed maturity securities	$(30)	$13	$7
Gains (losses) from fair value adjustment on public equities	(1)	(1)	—
Net realized gains (losses) from dispositions:
Fixed maturities	(112)	6	(292)
Equity securities	(1)	1	8
Other invested assets	—	(1)	—
Short-term investments	—	1	—
Total net gains (losses) from dispositions	(112)	7	(283)

Total net gains (losses) on investments	$(143)	$19	$(276)
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2025
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(35)	$—	$—	$(36)
Credit losses on securities where credit losses were not previously recorded	(28)	(14)	—	(42)
Increases in allowance on previously impaired securities	(16)	—	—	(16)
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	25	—	—	26

Balance, end of period	$(54)	$(14)	$—	$(68)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2024
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(47)	$—	$(1)	$(48)
Credit losses on securities where credit losses were not previously recorded	(9)	—	—	(9)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	20	—	1	21

Balance, end of period	$(35)	$—	$—	$(36)
(Some amounts may not reconcile due to rounding.)
The allowance for credit losses for fixed maturities - held to maturity was not significant as of December 31, 2025 and December 31, 2024.
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$1,571	$6,257	$3,849
Gross gains from sales	48	166	35
Gross losses from sales	(159)	(160)	(327)

Proceeds from sales of fixed maturity securities - held to maturity	$10	$—	$—
Gross gains from sales	—	—	—
Gross losses from sales	(1)	—	—

Proceeds from sales of equity securities	$56	$37	$126
Gross gains from sales	—	2	8
Gross losses from sales	(1)	(1)	—
(Some amounts may not reconcile due to rounding.)
During the year ended December 31, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
Securities with a carrying value amount of $1.4 billion at December 31, 2025 were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 11 of the Notes to these Consolidated Financial Statements.
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
At December 31, 2025 and 2024, $2.5 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values are provided by the third-party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
The following tables present the fair value measurement levels for all assets which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$830	$—	$830	$—
Obligations of U.S. States and political subdivisions	41	—	41	—
Corporate securities	9,882	—	9,512	370
Asset-backed securities	5,077	—	2,987	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	1,121	—	1,121	—
Agency residential	5,465	—	5,465	—
Non-agency residential	1,721	—	1,721	—
Foreign government securities	2,371	—	2,371	—
Foreign corporate securities	7,653	—	7,639	14
Total fixed maturities - available for sale	34,573	—	32,099	2,474

Equity securities, fair value	180	88	92	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$669	$—	$669	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	7,010	—	6,492	518
Asset-backed securities	5,982	—	4,325	1,657
Mortgage-backed securities
Commercial	900	—	900	—
Agency residential	4,931	—	4,931	—
Non-agency residential	1,289	—	1,289	—
Foreign government securities	2,196	—	2,196	—
Foreign corporate securities	5,861	—	5,847	14
Total fixed maturities - available for sale	28,908	—	26,719	2,189

Equity securities, fair value	217	79	133	5
(Some amounts may not reconcile due to rounding.)
The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2025				December 31, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance fixed maturities	$518	$1,657	$14	$2,189	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(38)	(13)	—	(52)	(1)	—	1	—
Included in other comprehensive income (loss)	(7)	8	—	1	1	12	—	13
Purchases, issuances and settlements	(103)	440	—	336	(154)	339	(2)	183
Transfers in and/or (out) of Level 3 and reclassification
of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$370	$2,091	$14	$2,474	$518	$1,657	$14	$2,189

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(16)	$(14)	$—	$(29)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 during 2025 or 2024.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 9 and 10 of the Notes to these Consolidated Financial Statements, respectively. Short-term investments are stated at cost, which approximates fair value.  See Note 1 of the Notes to these Consolidated Financial Statements.

Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited/general partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 1 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $233 million and $239 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
4.    RESERVE FOR LOSSES AND LAE
Reserve for losses and LAE.
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Gross reserves beginning of period	$29,889	$24,604	$22,065
Less reinsurance recoverables on unpaid losses	(2,915)	(2,098)	(2,105)
Net reserves beginning of period	26,975	22,506	19,960

Incurred related to:
Current year	10,202	9,967	8,432
Prior years, excluding impact from retroactive reinsurance	535	1,337	(5)
Prior years, impact from retroactive reinsurance (1)	122	—	—
Total incurred losses and LAE	10,859	11,305	8,427

Paid related to:
Current year	1,253	1,258	1,379
Prior years	6,525	5,279	4,731
Total paid losses and LAE	7,778	6,537	6,110

Foreign exchange/translation adjustment	663	(298)	229
Retroactive reinsurance adjustment (1)	(122)	—	—

Net reserves end of period	30,597	26,975	22,506
Plus reinsurance recoverables on unpaid losses (2)	3,715	2,915	2,098
Gross reserves end of period	$34,312	$29,889	$24,604
(Some amounts may not reconcile due to rounding.)
(1) The consideration paid ($1,372 million) exceeds the ceded loss reserves at the inception of the Agreement ($1,250 million), as a result the Company recognized an immediate pre-tax loss of $122 million in earnings, in accordance with retroactive reinsurance accounting guidance. The Company recognized the loss by writing off the reinsurance recoverable of $122 million, which represents excess compensation for the uncertainty of future claims development, and is not a component of our best estimate of loss reserves.
(2) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1,253 million as of December 31, 2025.
Current year incurred losses were $10.2 billion, $10.0 billion and $8.4 billion in 2025, 2024 and 2023, respectively. The increase in current year incurred losses from 2024 to 2025 was primarily related to an increase of $308 million in current year attritional losses, resulting from the impact of the increase in premiums earned, strengthening of U.S. casualty reserves and changes in the mix of business, partially offset by a decrease of $73 million in current year catastrophe losses.
The increase in current year incurred losses from 2023 to 2024, was primarily related to an increase in underlying exposure due to premium growth, year over year and changes in the mix of business as well an increase of $423 million in 2024 current year catastrophe losses.
Incurred prior years unfavorable development in losses was $657 million and $1.3 billion in 2025 and 2024, respectively, and incurred prior years favorable development in losses of $5 million in 2023. The unfavorable development on prior year reserves of $657 million in 2025 was primarily due to strengthening of U.S. casualty reserves, as well as aviation losses associated with the Russia/Ukraine war within the Reinsurance segment, partially offset by the release of well-seasoned reserves in the property and mortgage lines within the Reinsurance segment. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
In 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in Russia/Ukraine. This increase in ultimate loss is reflected in the prior year incurred loss line in the table above.
The net unfavorable development on prior year reserves of $1.3 billion in 2024 is primarily comprised of $1.1 billion of unfavorable development on prior years attritional losses for the Insurance segment, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines and $403 million of unfavorable development on prior years attritional losses for the Other segment, mainly related to certain sports and leisure lines for accident years 2019 through 2023, including A&E reserve strengthening of $54 million. In addition, the Reinsurance segment recorded $684 million of unfavorable development on prior year casualty reserves. This unfavorable development in the Reinsurance segment was largely offset by favorable development booked on property and mortgage lines.
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
The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary information.
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

December 31, 2025
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$14,048
Reinsurance Property	7,423
Insurance Casualty	6,597
Insurance Property	983
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance (1)	29,052

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	152
Reinsurance Property	901
Insurance Casualty	2,094
Insurance Property	314
Total reinsurance recoverable on unpaid claims (1), (3)	3,461

Unallocated claims adjustment expenses	360
Other (2)	1,439
1,799

Total gross liability for unpaid claims and claim adjustment expense	$34,312
(Some amounts may not reconcile due to rounding.)
(1) Amounts disclosed are for reinsurance and insurance reportable segments.
(2) The other amount is primarily comprised of the Other segment, which includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.
(3) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1,253 million as of December 31, 2025.
Adverse Development Reinsurance Agreements
Effective October 1, 2025, the Company through its subsidiaries Everest Re and Bermuda Re (collectively, the “Ceding Companies”) (1) entered into an adverse development reinsurance agreement (the “State National Reinsurance Agreement”) with State National Insurance Company, Inc. (“State National Reinsurer”) and (2) entered into an adverse development reinsurance agreement (the “MS Transverse Reinsurance Agreement”) with MS Transverse Insurance Company (“MS Transverse Reinsurer”) (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”), subject to exclusions for certain liabilities, including among others those related to the Asbestos and Environmental reserves included in the Other segment. The carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
Under the State National Reinsurance Agreement, the Company paid a reinsurance premium of $1.3 billion, including interest, to State National Reinsurer to assume $1.3 billion of carried reserves as of September 30, 2025, and potential subsequent adverse development for net paid losses on an approximately 85.7 percent coinsurance basis up to an aggregate limit of $600 million above the Company’s net carried reserves for the Subject Business.
Under the State National Reinsurance Agreement $250 million of the reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to the Company.
Under the MS Transverse Reinsurance Agreement, the Company paid a reinsurance premium of $122 million to MS Transverse Reinsurer to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development, as a result the Company recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in the Company’s consolidated statement of operations. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of December 31, 2025, the Company had a deferred gain of $3 million. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer were $1,253 million and the aggregated unexpired limit was $597 million and $400 million for State National Reinsurer and MS Transverse Reinsurer, respectively.
Prior Year Development
The following table presents net prior year development before the adverse development cover reinsurance agreements (“ADC”) cessions for the year ended December 31, 2025:

(Dollars in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions (1)
Reinsurance - Casualty Business	$456
Reinsurance - Property Business	(428)
Insurance - Casualty Business	474
Insurance - Property Business	(113)
Subtotal, adjusted pre-tax basis	$389
(1) Excluding the impact of:
- Our Other segment which has $146 million of prior year development.
- $122 million of excess compensation for the uncertainty of future claims development of which $105 million is from our Insurance segment and $17 million from our Other segment.

The following tables present the ultimate loss and allocated LAE and the paid loss and allocated LAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.
Reinsurance - Casualty Business

											At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$798	$880	$877	$872	$947	$949	$980	$1,009	$1,032	$1,055	$37	N/A
2017		880	840	847	928	936	992	1,056	1,084	1,156	50	N/A
2018			1,464	1,462	1,539	1,569	1,638	1,734	1,791	1,686	93	N/A
2019				1,785	1,850	1,853	1,877	1,918	1,978	1,980	255	N/A
2020					1,977	1,949	1,928	1,889	1,932	1,899	349	N/A
2021						2,505	2,501	2,441	2,532	2,370	748	N/A
2022							2,959	2,917	2,968	3,098	1,439	N/A
2023								2,993	3,158	3,276	1,927	N/A
2024									3,143	3,237	2,434	N/A
2025										3,228	2,760	N/A
										$22,986
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$93	$195	$330	$437	$552	$627	$706	$775	$840	$903
2017		83	192	325	466	582	692	802	931	1,020
2018			200	304	507	665	837	1,017	1,224	1,347
2019				251	375	548	740	969	1,240	1,424
2020					210	323	505	740	1,009	1,246
2021						229	327	552	858	1,194
2022							220	388	693	1,104
2023								211	433	832
2024									236	485
2025										268
										$9,824
All outstanding liabilities prior to 2016, net of reinsurance										886
Liabilities for claims and claim adjustment expenses, net of reinsurance										$14,048
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	8.7%	6.5%	10.6%	11.7%	12.2%	11.2%	9.9%	8.2%	6.9%	6.0%

Reinsurance - Property Business

											At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$1,711	$1,539	$1,574	$1,568	$1,546	$1,547	$1,543	$1,545	$1,539	$1,542	$3	N/A
2017		2,802	3,425	3,536	3,664	3,710	3,720	3,734	3,753	3,817	5	N/A
2018			2,641	2,516	2,518	2,456	2,409	2,394	2,429	2,532	60	N/A
2019				2,111	2,142	2,087	1,972	1,975	2,026	2,107	62	N/A
2020					2,448	2,521	2,465	2,437	2,439	2,582	65	N/A
2021						2,802	2,828	2,750	2,639	2,749	83	N/A
2022							3,313	2,991	2,697	2,601	97	N/A
2023								2,870	2,493	2,217	256	N/A
2024									4,056	3,763	1,254	N/A
2025										4,505	2,354	N/A
										$28,415
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$445	$855	$1,130	$1,239	$1,289	$1,312	$1,320	$1,332	$1,345	$1,346
2017		905	1,581	1,843	2,064	2,171	2,203	2,248	2,377	2,384
2018			1,254	2,847	3,566	3,969	4,179	4,324	4,511	4,511
2019				465	1,077	1,374	1,501	1,601	1,733	1,748
2020					272	992	1,409	1,676	1,967	2,059
2021						630	1,362	1,825	2,153	2,360
2022							769	1,613	2,177	2,419
2023								609	1,297	1,721
2024									761	1,443
2025										1,020
										$21,011
All outstanding liabilities prior to 2016, net of reinsurance										20
Liabilities for claims and claim adjustment expenses, net of reinsurance										$7,423
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	25.1%	29.1%	17.0%	9.5%	6.3%	3.4%	2.6%	1.8%	0.4%	—%

Insurance - Casualty Business

												At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										2025 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2025 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$509	$495	$539	$558	$489	$474	$478	$488	$493	$507	$13	$17	31,277	$9	$3	$498	$14
2017		551	558	568	585	559	559	584	580	596	15	31	34,849	11	5	584	26
2018			644	649	679	685	697	772	810	832	21	43	34,920	16	6	816	37
2019				776	778	798	804	954	1,089	1,080	(9)	98	37,936	37	19	1,044	79
2020					913	990	978	975	1,095	1,080	(15)	163	39,683	53	32	1,027	131
2021						1,119	1,161	1,154	1,353	1,343	(10)	310	44,838	102	63	1,241	246
2022							1,243	1,241	1,597	1,720	124	591	48,143	191	130	1,530	460
2023								1,425	1,739	1,931	191	891	47,258	274	191	1,657	701
2024									1,792	1,935	143	1,251	43,636	322	257	1,612	994
2025										1,698	—	1,458	30,732	—	—	1,698	1,458
										$12,721	$474	$4,853		$1,015	$706	$11,706	$4,148
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(6,227)				—		(6,227)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2016, net of reinsurance										104	—	27		32	7	72	20
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,597	$474	$4,880		$1,046	$713	$5,551	$4,167
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$53	$149	$253	$314	$362	$398	$430	$448	$460	$471
2017		49	165	263	343	404	467	493	526	537
2018			61	196	296	407	539	623	678	722
2019				69	218	364	498	646	828	901
2020					63	229	372	531	659	808
2021						105	246	428	654	855
2022							79	282	577	859
2023								93	308	642
2024									85	347
2025										86
										$6,227
All outstanding liabilities prior to 2016, net of reinsurance										104
Liabilities for claims and claim adjustment expenses, net of reinsurance										$6,597
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.4%	14.3%	15.3%	14.2%	12.7%	11.5%	6.1%	4.6%	2.6%	1.9%

Insurance - Property Business

												At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										2025 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2025 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$289	$280	$284	$292	$297	$299	$300	$302	$302	$300	$(2)	$—	N/A	$—	$—	$300	$—
2017		486	494	486	494	496	508	509	506	505	(1)	—	N/A	—	—	505	—
2018			403	399	401	410	428	436	435	432	(3)	1	N/A	—	—	432	1
2019				348	352	350	365	380	375	372	(3)	2	N/A	—	—	372	1
2020					602	508	498	503	492	490	(2)	6	N/A	1	—	489	6
2021						647	586	602	628	603	(25)	13	N/A	2	1	601	11
2022							771	797	698	661	(37)	19	N/A	4	2	656	16
2023								717	669	635	(35)	33	N/A	7	4	628	29
2024									598	592	(6)	53	N/A	14	6	578	46
2025										900	—	410	N/A	—	—	900	410
										$5,490	$(113)	$536		$29	$14	$5,461	$522
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(4,507)				—		(4,507)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2016, net of reinsurance										—	—	—		—	—	—	—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$983	$(113)	$537		$29	$14	$954	$522
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$167	$248	$272	$290	$296	$297	$299	$300	$300	$300
2017		176	416	452	477	493	505	504	505	505
2018			240	356	376	407	424	429	431	431
2019				226	313	335	355	363	368	370
2020					292	413	450	465	473	478
2021						325	482	544	565	576
2022							377	567	594	615
2023								400	503	565
2024									200	379
2025										289
										$4,507
All outstanding liabilities prior to 2016, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										983
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	54.0%	30.1%	7.2%	4.5%	2.5%	1.4%	0.3%	—%	—%	—%
Reserving Methodology
The Company maintains reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, size of loss distributions, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions including but not limited to social inflation. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.
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
Certain reserves, including losses from widespread catastrophic events, cannot be estimated using traditional actuarial methods. Rather, loss and LAE reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: (1) estimating the size of insured industry losses; (2) reviewing portfolios to identify contracts which are exposed; (3) reviewing information reported or otherwise provided by customers and brokers; (4) discussing the loss with customers and brokers; and (5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on management’s judgment. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
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
Our reserves include an estimate of our ultimate liability for A&E claims. There are significant uncertainties surrounding our estimates of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves.
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
A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024	2023
Gross basis:
Beginning of period reserves	$260	$247	$278
Incurred losses	2	62	—
Paid losses	(52)	(49)	(31)
End of period reserves	$209	$260	$247

Net basis:
Beginning of period reserves	$242	$232	$257
Incurred losses	—	54	—
Paid losses	(49)	(43)	(25)
End of period reserves	$193	$242	$232
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
Reinsurance Recoverables.
Reinsurance recoverables for both paid and unpaid losses totaled $5.1 billion and $3.1 billion at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, in connection with the ADC reinsurance agreements, $1,253 million was unpaid recoverable from State National Insurance Company, Inc. Additionally at December 31, 2025, $411 million, or 8.1%, was recoverable from Mt. Logan Re collateralized segregated accounts and $289 million, or 5.7%, was recoverable from Munich Reinsurance America, Inc. No other retrocessionaire accounted for more than 5% of our recoverables.

5.    REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary and regularly monitoring the financial condition and ratings of its reinsurers. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1E, Note 4 and Note 11 of the Notes to these Consolidated Financial Statements.
In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration and establishes limits tiered by reinsurer credit rating. Failure of reinsurers to honor their obligations could result in losses to the Company. See Note 1E of the Notes to these Consolidated Financial Statements for discussion of allowance on reinsurance recoverables.
Effective October 1, 2025, the Company’s subsidiaries entered into two adverse development reinsurance agreements, both of which are accounted for as retroactive reinsurance. The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the ceding companies’ North American liabilities in the Insurance and Other segment, subject to exclusions for certain liabilities, including among others those related to the A&E reserves included in the Other segment. For additional details on the ADC agreements, refer to Note 4 - Reserve for Losses and Loss Adjustment Expenses.
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
Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Written premiums:
Direct	$4,641	$5,115	$5,031
Assumed	13,065	13,117	11,606
Ceded	(2,193)	(2,418)	(1,907)
Net written premiums	$15,513	$15,814	$14,730

Premiums earned:
Direct	$4,921	$4,977	$4,733
Assumed	13,067	12,458	10,518
Ceded	(2,429)	(2,248)	(1,807)
Net premiums earned	$15,560	$15,187	$13,443

Incurred losses and LAE:
Direct	$4,352	$5,465	$3,209
Assumed	8,083	7,464	5,870
Ceded	(1,698)	(1,624)	(651)
Retroactive reinsurance adjustment (1)	122	—	—
Net incurred losses and LAE	$10,859	$11,305	$8,427
(Some amounts may not reconcile due to rounding.)
(1) The consideration paid ($1.4 billion) exceeds the ceded loss reserves at the inception of the Agreement ($1.3 billion), as a result the Company recognized an immediate pre-tax loss of $122 million in earnings, in accordance with retroactive reinsurance accounting guidance. The Company recognized the loss by writing off the reinsurance recoverable of $122 million, which represents excess compensation for the uncertainty of future claims development, and is not a component of our best estimate of loss reserves.
6.    SALE OF RENEWAL RIGHTS
On October 26, 2025, the Company entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with American International Group, Inc. (the “Buyer”), pursuant to which the Company agreed to cause (i) Everest International Australia and Singapore branches, (ii) Ireland Insurance UK branch and (iii) Everest National, Everest Indemnity, Everest Security, Everest Premier and Everest Denali, Everest Assurance and Everest Reinsurance Company to

sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million.
Pursuant to the ROW Master Transaction Agreement, if the gross written premium paid and payable to the Buyer in respect to the Aggregate Renewed Premiums (as defined in the ROW Master Transaction Agreement) from the closing date of the transaction to December 31, 2027 are less than 80% of the aggregate premiums for the year ended December 31, 2025, the Company will reimburse a portion of the aggregate purchase price under the ROW Master Transaction Agreement to the Buyer based on the relative percentage of such 2025 premiums renewed, which amount shall not exceed $70 million.
The closing of the transaction pursuant to the ROW Master Transaction Agreement occurred on October 26, 2025. Upon closing of the transaction, the Company recognized a $204 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025. The remaining $47 million was recorded as a liability within Other liabilities on the Company’s consolidated balance sheet as of December 31, 2025 due to significant uncertainty related to factors outside the Company's influence, including the Buyer's underwriting decisions and the period until resolution. The Company also received and recognized $30 million for originating and structuring the transaction in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
In addition, on October 26, 2025, the Company entered into a Master Transaction Agreement (the “EU Master Transaction Agreement,” and together with the ROW Master Transaction Agreement, the “Master Transaction Agreements”), between the Company and the Buyer, pursuant to which the Company agreed to cause Ireland Insurance to sell to the Buyer, the renewal rights in respect of certain lines of commercial retail insurance business written by Ireland Insurance in certain countries in the European Union, for an aggregate purchase price of $49 million.
The closing of the transaction pursuant to the EU Master Transaction Agreement is subject to the receipt of antitrust approvals from the European Commission and other customary closing conditions, which occurred on December 10, 2025. Upon closing of the transaction, the Company recognized a $55 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
Under the Master Transaction Agreements, the Buyer has also agreed to pay the Company a total of $10 million per month for nine months for specified transition services starting January 1, 2026.
In addition, as a result of the Master Transaction Agreements, the Company also recorded severance and impairments of capitalized software in the amount of $28 million and $83 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $21 million for the year ended December 31, 2025. These expenses were recorded in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
7.    SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., Bermuda, and Ireland offices, as well as, through branches in Canada, India, Singapore, the United Kingdom (“U.K.”) and Switzerland. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the U.S., Bermuda, Canada, Europe, Singapore and South America through its offices in the U.S., Bermuda, Canada, Chile, Colombia, Mexico, Singapore, the U.K., Ireland, and branches located in Australia, the U.K., the Netherlands, France, Germany, Italy and Spain. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
The following tables present segment underwriting results for the periods indicated:

	Year Ended December 31, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$12,825	$4,790	$91	$17,706
Net written premiums	11,791	3,638	84	15,513

Premiums earned	$11,732	$3,718	$111	$15,560
Incurred losses and LAE	7,517	3,050	292	10,859
Commission and brokerage	2,952	488	21	3,461
Other underwriting expenses	291	721	17	1,029
Underwriting gain (loss)	$972	$(541)	$(220)	$211

Net investment income				2,124
Net gains (losses) on investments				(143)
Corporate expenses				(109)
Interest, fee and bond issue cost amortization expense				(151)
Other income (expense)				(45)
Income (loss) before taxes				$1,887

	Year Ended December 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$12,941	$5,078	$212	$18,232
Net written premiums	11,969	3,678	167	15,814

Premiums earned	$11,412	$3,579	$197	$15,187
Incurred losses and LAE	7,103	3,622	580	11,305
Commission and brokerage	2,837	439	24	3,300
Other underwriting expenses	290	615	33	938
Underwriting gain (loss)	$1,181	$(1,097)	$(440)	$(356)

Net investment income				1,954
Net gains (losses) on investments				19
Corporate expenses				(95)
Interest, fee and bond issue cost amortization expense				(149)
Other income (expense)				121
Income (loss) before taxes				$1,493

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Other	Total
Gross written premiums	$11,460	$4,888	$289	$16,637
Net written premiums	10,802	3,704	225	14,730

Premiums earned	$9,799	$3,420	$225	$13,443
Incurred losses and LAE	5,690	2,471	266	8,427
Commission and brokerage	2,520	410	22	2,952
Other underwriting expenses	254	556	35	846
Underwriting gain (loss)	$1,334	$(18)	$(98)	$1,219

Net investment income				1,434
Net gains (losses) on investments				(276)
Corporate expenses				(73)
Interest, fee and bond issue cost amortization expense				(134)
Other income (expense)				(14)
Income (loss) before taxes				$2,154
The following table below presents gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	United States	Europe	All other

2025	56%	27%	17%
2024	57%	25%	18%
2023	58%	24%	18%
Approximately 22.4%, 21.9% and 20.4% of the Company’s gross written premiums in 2025, 2024 and 2023, respectively, were sourced through the Company’s largest intermediary.
8.    CREDIT FACILITIES
As of December 31, 2025, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £150 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 11 of the Notes to these Consolidated Financial Statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of December 31, 2025, the amended Bermuda Re Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - Secured Tranche	$175	$141	12/31/2026	$500	$455	12/31/2025
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - Unsecured Tranche	175	140	12/31/2026
Total Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$350	$280		$500	$455
(Some amounts may not reconcile due to rounding.)
Bermuda Re Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a letter of credit issuance facility with Citibank N.A. (the “Bermuda Re Citibank Letter of Credit Facility”). The Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up to $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A. Effective December 23, 2025, the agreement was amended to extend the availability of committed issuance for an additional two years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$—	1/21/2026	$230	$—	01/21/2025
		4	2/28/2026		4	02/28/2025
		2	3/1/2026		2	3/1/2025
		1	3/15/2026		1	3/15/2025
		—	12/16/2026		3	9/23/2025
		191	12/31/2026		1	12/1/2025
		1	8/15/2027		—	12/16/2025
		3	9/23/2027		—	12/20/2025
					197	12/31/2025
					1	8/15/2026
Bermuda Re Citibank LOC Facility - Uncommitted	140	1	12/1/2026	140	75	12/31/2025
		—	12/20/2026		7	12/30/2028
		42	12/31/2026
		7	12/30/2029
Total Bermuda Re Citibank LOC Facility	$370	$253		$370	$293
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021, Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank (the “Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility”). The Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective August 16, 2024, the Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility was amended to extend the availability of committed issuance for three years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$123	12/31/2026	$200	$193	12/31/2025
(Some amounts may not reconcile due to rounding.)

Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility
Effective December 30, 2022, Bermuda Re entered into an additional letter of credit issuance facility with Bayerische Landesbank, New York Branch (the “Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”). The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor. Effective December 30, 2024, the Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility was amended to extend the availability of committed issuance for two years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2026	$150	$150	12/31/2025
(Some amounts may not reconcile due to rounding.)
Bermuda Re Lloyd’s Bank Letter of Credit Facility.
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Ireland Insurance as an account party with access to a $15 million sub-limit for the issuance of letters of credit (the “Bermuda Re Lloyd’s Bank Letter of Credit Facility”). Effective August 18, 2025, the Bermuda Re Lloyds Bank Letter of Credit Facility was amended to add Everest Re as an account party and to extend the availability of committed issuance for an additional two years. The Bermuda Re Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor. Letters of credit under the Bermuda Re Lloyd’s Bank Letter of Credit Facility may be issued in U.S. dollars, Canadian dollars, Euros or Sterling.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility - Committed	$250	$67	10/22/2026	$250	$244	12/31/2025
		61	12/18/2026
		107	12/31/2026
Total Bermuda Re Lloyd's Bank Credit Facility	$250	$235		$250	$244
(Some amounts may not reconcile due to rounding.)
Bermuda Re Barclays Bank Letter of Credit Facility
Effective November 3, 2021, Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC (the “Bermuda Re Barclays Letter of Credit Facility”). The Bermuda Re Barclays Letter of Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective October 30, 2024, the agreement was amended to extend the availability of the committed issuance for an additional three years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$13	11/14/2026	$200	$150	12/30/2025
	—	5	12/31/2026	—	14	12/31/2025
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$17		$200	$164
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2026	$200	$200	12/31/2025
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2026	100	100	12/31/2025
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
(Some amounts may not reconcile due to rounding.)
Everest International Reinsurance, Ltd. Funds at Lloyds Syndicated Letter of Credit Facility
Effective October 30, 2024, Everest International entered into a letter of credit issuance facility with a syndicate of banks including Lloyds Bank plc, Commerzbank AG, London Branch and ING Bank N.V., London Branch (the “Funds at Lloyds Syndicated Letter of Credit Facility”). Effective October 26, 2025, the agreement was extended for an additional one year and amended to £150 million of unsecured letters of credit to support Everest Corporate Member Limited’s Funds at Lloyds requirements.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Pounds in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£150	£143	11/1/2029	£113	£107	11/1/2028
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars and Euros in millions)	At December 31, 2025			At December 31, 2024
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€51	1/30/2027	€75	€20	12/31/2025
		$25	12/31/2026
		$—	12/26/2026
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2025, Everest Re had statutory admitted assets of approximately $32.6 billion which provides borrowing capacity in excess of approximately $3.3 billion. As of December 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $48 million and $45 million for the years ended December 31, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of December 31, 2025, Everest Re had $1.4 billion of collateral pledged. See Note 11 of the Notes to these Consolidated Financial Statements.

9.    SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				December 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$355	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	698	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	636	971	620
			$2,400	$2,352	$1,689	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2023
4.868% Senior Notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior Notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior Notes	semi-annually	April 15/October 15	32	32	32
			$86	$86	$86
(Some amounts may not reconcile due to rounding.)
10.    LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$208	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 17, 2025 to February 16, 2026 is 6.50%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus a spread.
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

Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Interest expense incurred	$15	$17	$17
11.    COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2025	2024
Collateral in trust for non-affiliated agreements	$3,363	$3,241
Collateral for secured letter of credit facilities	739	1,386
Collateral for FHLB borrowings	1,418	1,294
Securities on deposit with or regulated by government authorities	1,417	1,406
Funds at Lloyd's	260	341
Funds held by reinsureds	1,326	1,218
Total restricted assets	$8,522	$8,885
Restricted cash is included in cash on the consolidated balance sheets. At December 31, 2025 and December 31, 2024, the Company had restricted cash of $122 million and $397 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.
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

	Years Ended December 31,
Mt. Logan Re Segregated Accounts	2025	2024	2023
(Dollars in millions)
Ceded written premiums	357	433	246
Ceded earned premiums	425	376	242
Ceded losses and LAE	168	188	64

Assumed written premiums	14	10	6
Assumed earned premiums	14	10	6
Assumed losses and LAE	—	—	—
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of December 31, 2025			$1,530
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
12.    COMMITMENTS AND CONTINGENCIES
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
The Company has entered into separate annuity agreements with Prudential Insurance Company (“Prudential”), an unaffiliated life insurance company, as well as an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either Prudential or the unaffiliated life insurance company was unable to make payments related to the respective annuity contract.
The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Prudential	$134	$136
Other unaffiliated life insurance company	$31	$32

13.    LEASES
The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Most leases include an option to extend or renew the lease term. The exercise of the renewal is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with terms of the underlying lease.
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2025	2024
Lease expense incurred:
Operating lease cost	$36	$32

	At December 31,
(Dollars in millions)	2025	2024
Operating lease right of use assets (1)	$176	$108
Operating lease liabilities (1)	196	126
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Operating cash flows from operating leases	$(24)	$(24)

	At December 31,
	2025	2024
Weighted average remaining operating lease term	10.7 years	9.2 years
Weighted average discount rate on operating leases	4.62%	4.14%
Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)	As of December 31,
2026	$28
2027	27
2028	24
2029	23
2030	21
Thereafter	125
Undiscounted lease payments	247
Less: present value adjustment	51
Total operating lease liability	$196
(Some amounts may not reconcile due to rounding.)

14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2025			2024			2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$876	$(136)	$740	$(167)	$70	$(97)	$843	$(101)	$743
Reclassification of net realized losses (gains)
included in net income (loss) (1)	142	(28)	114	(18)	6	(12)	285	(41)	244
Foreign currency translation and other adjustments	236	6	242	(139)	11	(128)	64	(5)	59
Benefit plan actuarial net gain (loss)	(12)	2	(9)	43	(9)	34	19	(4)	15
Reclassification of benefit plan liability amortization
included in net income (loss)	(2)	—	(1)	(2)	—	(1)	2	—	2
Total other comprehensive income (loss)	$1,241	$(155)	$1,086	$(283)	$79	$(204)	$1,214	$(151)	$1,063
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
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024
(Dollars in millions)
URA(D) of securities (1)	$142	$(18)	Net gains (losses) on investments
	(28)	6	Income tax expense (benefit)
	$114	$(12)	Net income (loss)

Benefit plan net gain (loss)	$(2)	$(2)	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$(1)	$(1)	Net income (loss)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Beginning balance of URA(D) of securities (1)	$(831)	$(723)
Current period change in URA(D) of securities	854	(109)
Ending balance of URA(D) of securities	23	(831)

Beginning balance of foreign currency translation and other adjustments	(323)	(195)
Current period change in foreign currency translation and other adjustments	242	(128)
Ending balance of foreign currency translation and other adjustments	(81)	(323)

Beginning balance of benefit plan net gain (loss)	16	(16)
Current period change in benefit plan net gain (loss)	(10)	33
Ending balance of benefit plan net gain (loss)	6	16

Ending balance of accumulated other comprehensive income (loss)	$(52)	$(1,138)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

15.    SHARE-BASED COMPENSATION PLANS
The Company has a 2020 Stock Incentive Plan (“2020 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”) and a 2025 Employee Stock Purchase Plan (“2025 ESPP”).
The 2020 Employee Plan was established in June 2020. Under the 2020 Employee Plan, 1,400,000 common shares have been authorized to be granted as non-qualified share options, share appreciation rights, restricted share awards or performance share unit (“PSU”) awards to officers and key employees of the Company. At December 31, 2025, there were 517,298 remaining shares available to be granted under the 2020 Employee Plan, which includes 257,408 shares related to previous grants from the 2020 Employee Plan that have been forfeited by participants and are now eligible to be re-issued. Through December 31, 2025, only non-qualified share options, restricted share awards and PSU awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company. At December 31, 2025, there were 34,617 remaining shares available to be granted under the 2009 Director Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2025, there were 252,793 remaining shares available to be granted under the 2003 Director Plan. In May 2025, shareholders approved the ESPP which allows for 500,000 common shares to be issued. No common shares have yet been issued under the ESPP, so all 500,000 are available for issuance as of December 31, 2025.
Options and restricted share awards granted under the 2020 Employee Plan prior to January 1, 2024 vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement. Restricted share awards granted under the 2020 Employee Plan after January 1, 2024 vest at the earliest of 33.30% per year over three years or in accordance with any applicable employment agreement. Restricted share awards granted under the 2003 Director Plan and 2009 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options granted under the 2020 Employee Plan have all expired as of September 19, 2022. There are no options outstanding as of December 31, 2025 and 2024, respectively.
PSU awards granted under the 2020 Employee Plan will vest 100% after three years. For PSU awards granted prior to January 1, 2025, the PSU awards represent the right to receive between 0 and 1.75 shares of stock for each unit depending upon performance in relation to certain metrics. For PSU awards granted after January 1, 2025, the PSU awards represent the right to receive between 0 and 2.00 shares of stock for each unit awarded depending upon performance in relation to certain metrics. The PSU metrics generally include operating return on equity for each of the individual years within the performance period, total shareholder return (“TSR”) for each of the individual years within the performance period and growth in book value per share over the three year performance period, compared to designated peer companies.
For restricted share awards and PSU awards granted under the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $61 million, $63 million and $49 million for the years ended December 31, 2025, 2024 and 2023, respectively. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $6 million, $8 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For the year ended December 31, 2025, a total of 300,709 shares of restricted stock were granted on February 26, 2025, February 27, 2025, March 6, 2025, May 13, 2025, June 23, 2025, August 20, 2025, September 11, 2025 and November 4, 2025 with a fair value of $344.48, $347.23, $359.28, $348.41, $339.93, $341.44, $343.83 and $315.22 per share, respectively. Additionally, 27,204 PSU awards were granted on February 26, 2025, with a fair value of $344.48 per unit. No share options were granted during the year ended December 31, 2025.
The Company recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards is included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.6 million, $0.6 million and $0.5 million, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

The following table summarizes the status of the Company’s restricted non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2025		2024		2023
Restricted (non-vested) Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	467,185	$343.53	461,537	$313.05	479,630	$268.82
Granted	300,709	344.38	222,196	369.62	181,646	382.01
Vested	163,616	331.37	147,655	292.15	155,110	261.60
Forfeited	111,529	345.22	68,893	333.54	44,629	297.23
Outstanding at December 31,	492,749	347.71	467,185	343.53	461,537	313.05
As of December 31, 2025, there was $122 million of total unrecognized compensation cost related to non-vested restricted stock award compensation expense. That cost is expected to be recognized over a weighted-average period of 2 years. The total grant-date fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $54 million, $43 million and $41 million, respectively. The tax benefit realized from the shares vested for the years ended December 31, 2025, 2024 and 2023 were $9 million, $9 million and $11 million, respectively.
In addition to the 2020 Employee Plan, the 2009 Director Plan and the 2003 Director Plan, Group issued 839 common shares in 2025, 324 common shares in 2024 and 447 common shares in 2023 to the Company’s non-employee directors as compensation for their service as directors. These issuances had aggregate values of $0.3 million, $0.1 million and $0.2 million in 2025, 2024 and 2023.
The Company acquired 57,715, 54,537 and 56,832 common shares at a cost of $20 million, $20 million and $22 million in 2025, 2024 and 2023, respectively, from employees who chose to pay required withholding taxes on restricted share vestings by withholding shares.
The following table summarizes the status of the Company’s non-vested PSU awards and changes for the period indicated:

	Years Ended December 31,
	2025		2024		2023
Performance Share Unit Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	52,682	$—	51,000	$—	54,861	$—
Granted	27,204	344.48	18,713	369.52	14,975	382.39
Increase/(Decrease) on vesting units due to performance	(4,967)	—	8,354	—	(4,063)	—
Vested	10,446	362.70	24,053	386.81	14,023	340.44
Forfeited	29,491	—	1,332	—	750	—
Outstanding at December 31,	34,982	—	52,682	—	51,000	—
The Company acquired 4,981, 11,336 and 6,117 common shares at a cost of $2 million, $4 million and $2 million in 2025, 2024 and 2023, respectively, from employees who chose to pay required withholding taxes on PSU settlements by withholding shares.
Employee Stock Purchase Plan.
In August 2025, following shareholder approval, the Company implemented an Employee Stock Purchase Plan (“2025 ESPP”), authorizing the issuance of 500,000 shares under such plan. The ESPP provides employees of the Company and its participating subsidiaries with the opportunity to purchase Group common shares at a discount through accumulated payroll deductions during established offering periods. Under this plan, eligible employees of the Company purchase common shares at a discount rate of 15% from the market price per share on the last trading day of the offering period. The ESPP is a compensatory plan, based on the discount rate of 15%. Therefore, consistent with other forms of share-

based payments, compensation cost for equity awarded through the ESPP is measured as the fair value of the award at grant date.
16.    EMPLOYEE BENEFIT PLANS
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
Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits. Additionally, on November 15, 2023, the Company's Board approved the termination of the qualified defined benefit pension plan. In June 2024, the Company amended the qualified defined benefit pension plan to freeze all benefits accruals and terminate the plan effective June 30, 2024. Plan participants no longer accrue future plan benefits after June 30, 2024. In the second quarter of 2025, the Company entered into an annuity purchase contract to liquidate the plan and settled substantially all of the pension benefit obligation. Upon termination of the qualified defined benefit pension plan, participants were given the option to receive a lump sum payout or receive payments from the annuity purchaser. In June 2025, the Company executed a lump sum payout of $49 million for a specified group of elected participants and completed the transfer of the agreed-upon annuity contract purchase consideration of $186 million for a total payout of $235 million. Final settlement of the annuity contract purchase occurred in November 2025 at which time the Company was relieved of all remaining plan benefit obligation.
Plan assets consist primarily of shares in investment trusts with 100% of the underlying assets consisting of short-term investments.  The Company manages the qualified plan investments for U.S. employees.
The Company’s contributions to the defined benefit pension plans were not significant for the years ended December 31, 2025, 2024 and 2023, although such contributions are not required under U.S. Internal Revenue Service (the “IRS”) regulations.
The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Pension expense (income)	$(30)	$(15)	$5

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$259	$295
Service cost	—	3
Interest cost	7	14
Actuarial (gain)/loss	(19)	(17)
Curtailment	(235)	(21)
Benefits paid	(8)	(15)
Projected benefit obligation at end of year	3	259

Change in plan assets:
Fair value of plan assets at beginning of year	331	308
Actual return on plan assets	7	35
Actual contributions during the year	1	3
Curtailment	(235)	—
Benefits paid	(8)	(15)
Fair value of plan assets at end of year	96	331

Funded status at end of year	$93	$73
(Some amounts may not reconcile due to rounding.)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Other assets (due beyond one year)	$96	$76
Other liabilities (due within one year)	(1)	(1)
Other liabilities (due beyond one year)	(2)	(3)
Net amount recognized in the consolidated balance sheets	$93	$73
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Accumulated income (loss)	$(1)	$9
Accumulated other comprehensive income (loss)	$(1)	$9
(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Other comprehensive income (loss) at December 31, prior year	$9	$(33)
Net gain (loss) arising during period	17	51
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	(27)	(9)
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$(1)	$9
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Service cost	$—	$3	$5
Interest cost	7	14	14
Expected return on assets	(9)	(22)	(19)
Amortization of actuarial loss from earlier periods	—	—	4
Settlement	(27)	(9)	—
Net periodic benefit cost	$(30)	$(15)	$5

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	10	(42)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(20)	$(57)
(Some amounts may not reconcile due to rounding.)
In 2025, the weighted average discount rate used to determine net periodic benefit cost was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums. The weighted average discount rates used to determine net periodic benefit cost for 2024 and 2023 were 5.00% and 5.25%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for January 2024 through April 2024 was 4.00%. The net periodic benefit cost was remeasured at May 1, 2024 due to plan curtailment. Rate of compensation increase is not applicable to calculate the net periodic benefit cost for May 2024 through December 2024. The rate of compensation increase used to determine the net periodic benefit cost for 2023 was 4.00%.  The expected long-term rate of return on plan assets for 2025, 2024 and 2023 was 4.25%, 7.25% and 7.00% respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023 was 5.00%. In 2024, the weighted average discount rate used to determine the actuarial present value of the projected benefit obligation, based on plan termination rates, was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums.
The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Qualified Plan	$—	$255
Non-qualified Plan	3	3
Total	$3	$259
(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Non-qualified Plan
Projected benefit obligation	$3	$3
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Non-qualified Plan
Accumulated benefit obligation	$3	$3
Fair value of plan assets	—	—
The following table displays the expected benefit payments for the non-qualified defined benefit pension plan in the periods indicated:

(Dollars in millions)
2026	$1
2027	1
2028	—
2029	—
2030	—
Next 5 years	1
The fair value measurement levels for the qualified plan assets were all categorized as Level 1 short-term investments with a fair value of $96 million and $331 million for the years ended December 31, 2025 and 2024, respectively.
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2025 and 2024.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to IRC limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $27 million, $26 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each international office maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the international offices ranged from 4.3% to 21.1%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The Company incurred expenses related to these plans of $14 million, $9 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 7.50% in 2025 was assumed to decrease gradually to 4.75% in 2033 and then remain at that level. The post-retirement benefit expenses incurred by the Company were not significant for the years ended December 31, 2025, 2024 and 2023.
The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21	$22
Service cost	—	—
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	2	(1)
Benefits paid	(1)	(1)
Benefit obligation at end of year	24	21

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(24)	$(21)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(23)	(21)
Net amount recognized in the consolidated balance sheets	$(24)	$(21)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Accumulated income (loss)	$8	$11
Accumulated prior service credit (cost)	—	—
Accumulated other comprehensive income (loss)	$8	$12
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Other comprehensive income (loss) at December 31, prior year	$12	$12
Net gain (loss) arising during period	(2)	1
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(1)	(1)
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$8	$12

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Service cost	$—	$—	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	—
Net gain recognition	(1)	(1)	(2)
Net periodic cost	$—	$—	$(1)

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	3	1

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$3	$—
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2025, 2024 and 2023 were 5.64%, 5.00% and 5.25%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year-end 2025, 2024 and 2023 were 5.53%, 5.64% and 5.00%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2026	$1
2027	1
2028	1
2029	1
2030	2
Next 5 years	8
17.    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment” (the “ETA”), which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends the 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's deferred tax assets.
All of the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. There has been no withholding tax accrued with respect to such unremitted earnings as management has no intention of remitting them as of December 31, 2025. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which the Company has adopted effective January 1, 2025, on a prospective basis. ASU 2023-09 enhances the transparency of income tax reporting by requiring, among other items, further disaggregation of the rate reconciliation and additional information on income taxes paid by jurisdiction as shown in the tables below. The adoption did not have an impact on our results of operations, financial condition, or cash flows.
The significant components of the provision are as follows for the periods indicated:

Year Ended December 31,
(Dollars in millions)	2025
Current tax expense (benefit):
Bermuda	$74
Non-Bermuda	265
Total current tax expense (benefit)	339
Deferred tax expense (benefit):
Bermuda	(9)
Non-Bermuda	(34)
Total deferred tax expense (benefit)	(42)

Total income tax expense (benefit)	$296
(Some amounts may not reconcile due to rounding.)
The significant components of the provision for the years ended 2024 and 2023 remain on the originally as-filed basis prior to the adoption of the Improvements to Income Tax Disclosures standard:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Current tax expense (benefit):
U.S.	$152	$284
Non-U.S.	19	7
Total current tax expense (benefit)	171	291
Deferred tax expense (benefit):
U.S.	(52)	(76)
Non-U.S.	1	(578)
Total deferred tax expense (benefit)	(51)	(654)

Total income tax expense (benefit)	$120	$(363)
(Some amounts may not reconcile due to rounding.)

The rate reconciliation for income taxes is disclosed under ASU 2023-09 for the period indicated:

	Year Ended December 31,
	2025
(Dollars in millions)	Bermuda	Non-Bermuda
Underwriting gain (loss)	$452	$(241)
Net investment income	628	1,497
Net realized gain (loss)	(54)	(89)
Realized loss derivative event	—	—
Corporate expense	(73)	(36)
Interest, fees and bond issue cost amortization expense	—	(151)
Other income (expense)	(40)	(6)
Pre-tax income (loss)	$913	$974
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2025
(Dollars in millions)	Amount	Percent
Expected tax provision at Bermuda statutory tax rate	$283	15.00%
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and Bermuda	10	0.51%
Effect of cross-border tax laws	41	2.20%
Other	34	1.78%
United States
Statutory tax rate difference between United States and Bermuda	64	3.39%
Return to provision adjustment	(30)	(1.57)%
Tax credits	(44)	(2.33)%
Insurance corporate-owned life insurance	(27)	(1.42)%
Other	4	0.22%
Spain
Statutory tax rate difference between Spain and Bermuda	—	(0.03)%
Effect of cross-border tax laws	16	0.82%
Other	4	0.23%
Canada
Statutory tax rate difference between Canada and Bermuda	8	0.45%
Other	7	0.36%
Other Foreign Jurisdictions	1	0.07%
Effect of cross-border tax laws	—
State and local income taxes, net of federal	—
Tax credits	(17)	(0.90)%
Changes in valuation allowances	—
Nontaxable or nondeductible items	4	0.21%
Changes in unrecognized tax benefits	—
Other adjustments	12	0.64%
Effective Tax Rate, subtotal	$370	19.62%

Effect of changes in tax laws or rates enacted in the current period
Bermuda Corporate Income Tax Act - Amendment 2025	(74)	(3.92)%

Effective Tax Rate, total	$296	15.70%
(Some amounts may not reconcile due to rounding.)

The Company made the following net tax payments after the adoption of ASU 2023-09 for the period indicated:

Year Ended December 31,
(Dollars in millions)	2025
Corporate income tax	$76

Foreign
United Kingdom	35
Canada	20
Other	18
Total taxes paid	$150
(Some amounts may not reconcile due to rounding.)
The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended 2024 and 2023 remain on the originally as-filed basis prior to the adoption of the improvements to income tax disclosures standard and are provided below:

	Years Ended December 31,
	2024		2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Underwriting gain (loss)	$(891)	$536	$533	$686
Net investment income	1,219	734	954	479
Net realized capital gains (losses)	34	(15)	(190)	(86)
Net derivative gain (loss)	—	—	—	1
Corporate expenses	(19)	(76)	(18)	(55)
Interest, fee and bond issue cost amortization expense	(150)	1	(134)	—
Other income (expense)	64	57	(13)	(3)
Pre-tax income (loss)	$257	$1,237	$1,132	$1,022

Expected tax provision at the applicable statutory rate(s)	54	19	238	26
Increase (decrease) in taxes resulting from:
Tax exempt income	(1)	—	(3)	—
Dividend received deduction	(3)	—	(2)	—
Proration	1	—	1	—
Affiliated preferred stock dividends	7	—	7	—
Creditable foreign premium tax	(14)	—	(14)	—
Share-based compensation tax benefits formerly in APIC	(1)	—	(3)	—
BEAT Tax	66	—	—	—
Valuation allowance	—	—	—	(13)
Bermuda corporate income tax	—	—	—	(578)
Insurance corporate-owned life insurance	(18)	—	(13)	—
Other	9	1	(3)	(6)
Total income tax provision	$100	$20	$208	$(571)
(Some amounts may not reconcile due to rounding.)
At December 31, 2025, 2024 and 2023, the Company had no uncertain tax positions.
The Company’s 2014 through 2018 U.S. Federal tax returns are under audit by the IRS. Over several years, the Company received and responded to a number of Information Document Requests. In 2023, the IRS issued several Notice(s) of Proposed Adjustment and then a draft Revenue Agent Report (“RAR”). In 2024, the Company responded to the RAR with additional information which the IRS has been processing. The IRS requested, and we have signed, an extension of the audit to September 30, 2026.

For tax years 2019, 2020, and 2021, the Statute of Limitations has expired and, thus, the Federal income tax return for those years is no longer subject to IRS examination except to the extent the Company files an amended return.
Tax years 2022, 2023, and 2024 are open for examination by the U.S. Federal income tax jurisdiction.
Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes, and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Bermuda economic transition adjustment	$483	$536
Loss reserves	342	313
Unearned premium reserves	152	152
Depreciation	64	55
Amortization	41	—
Lease liability	36	23
Net operating loss carryforward	24	24
Investment impairments	16	10
Equity compensation	10	10
Foreign tax credits	7	16
Net unrealized investment losses	6	138
Unrealized foreign currency losses	—	35
Capital loss carryforward	—	14
Other assets	25	21
Total deferred tax assets	1,206	1,347

Deferred tax liabilities:
Deferred acquisition costs	176	171
Partnership investments	40	43
Right of use asset	32	19
Deferred investment income	20	12
Benefit plan asset	13	—
Net fair value income	—	74
Other liabilities	25	13
Total deferred tax liabilities	306	332

Net deferred tax assets	900	1,015
Less: Valuation allowance	(28)	(25)
Total net deferred tax assets/(liabilities) (1)	$872	$990
(Some amounts may not reconcile due to rounding.)
(1) The Company has net current tax receivable and net deferred tax asset of $43 million and $872 million, respectively, as of December 31, 2025, totaling to an income tax asset, net of $915 million as presented in consolidated balance sheets. The net current tax receivable of $43 million represents a gross federal and state tax receivable of $118 million offset by foreign tax payable of $75 million.
At December 31, 2025 and 2024, the Company had $28 million and $25 million of Valuation Allowances (“VA”), respectively. The VA is a result of our conclusion under U.S. GAAP accounting principles that the Australia, Colombia, Italy, France, Mexico, Singapore, Spain, and U.K. jurisdictions could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative operating losses in recent years, cumulative capital losses and, therefore, an inability to demonstrate overall profitability within the specific jurisdiction. During the year ended December 31, 2025, the Company recorded an overall increase in its VA of $3 million. Tax effected U.K. Net Operating Losses (“NOLs”) of $12 million do not expire. Tax effected Spanish NOLs of $3 million do not expire. The remaining tax effected NOLs of $9 million arose in various jurisdictions and do not expire. Note that not all NOLs had a VA up against them.

At December 31, 2025 and 2024, the Company had $7 million and $16 million respectively of foreign tax credit (“FTC”) carryforwards. In 2025, there were approximately no U.S. FTCs and $7 million of non-US FTCs. The U.S. FTCs expire in 2034. The non-U.S. FTCs do not expire.
The Company follows ASU 2016-09 regarding the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits related to restricted stock vestings and stock option exercises that were not significant as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2025, 2024 and, 2023, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the shareholders' equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.7 million, $0.7 million and $0.6 million in 2025, 2024 and 2023, respectively.
18.    DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
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
Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio.  As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long-term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $500,000 minimum solvency margin.
Prior approval of the BMA is required if Bermuda Re’s dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.
Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $4.2 billion and $4.3 billion at December 31, 2025 and 2024, respectively.  The statutory net income of Bermuda Re was $0.6 billion, $1.4 billion and $1.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  Accordingly, as of December 31, 2025, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $886 million.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $8.9 billion and $8.1 billion at December 31, 2025 and 2024, respectively.  The statutory net income of Everest Re was $837 million, $74 million and $877 million for the years ended December 31, 2025, 2024 and 2023.
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
The regulatory targeted capital and the actual statutory capital for Bermuda Re and Everest Re were as follows:

	Bermuda Re (1)		Everest Re (2)
	At December 31,		At December 31,
(Dollars in millions)	2025 ⁽³⁾	2024	2025	2024
Regulatory targeted capital	$—	$3,151	$5,119	$4,799
Actual capital	$4,209	$4,323	$8,856	$8,126
(1) Regulatory targeted capital represents the target capital level from the applicable year's BSCR calculation.
(2) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
(3) The 2025 BSCR calculation is not yet due to be completed; however, the Company anticipates that Bermuda Re's December 31, 2025 actual capital will exceed the targeted capital level.
19.    SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2025

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Fair Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$845	$830	$830
Obligations of U.S. states and political subdivisions	45	41	41
Corporate securities	9,913	9,882	9,882
Asset-backed securities	5,094	5,077	5,077
Mortgage-backed securities:
Agency commercial	404	412	412
Non-agency commercial	1,151	1,121	1,121
Agency residential	5,544	5,465	5,465
Non-agency residential	1,689	1,721	1,721
Foreign government securities	2,400	2,371	2,371
Foreign corporate securities	7,535	7,653	7,653
Total fixed maturities-available for sale	34,620	34,573	34,573

Fixed maturities - held to maturity
Foreign corporate securities	79	84	78
Corporate securities	166	169	164
Asset-backed securities	328	322	325
Mortgage-backed securities:
Commercial	—	—	—
Total fixed maturities-held to maturity	573	576	567
Equity securities - at fair value (1)	179	180	180
Short-term investments	2,994	2,994	2,994
Other invested assets	5,796	5,796	5,796
Cash	1,318	1,318	1,318
Total investments and cash	$45,481	$45,437	$45,429
(Some amounts may not reconcile due to rounding.)
(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except par value per share)	2025	2024
ASSETS:
Other invested assets (cost: 2025, $207; 2024, $63)	$207	$63
Short-term investments	—	8
Cash	6	5
Investment in subsidiaries, at equity in the underlying net assets	16,648	15,329
Long-term notes receivable, affiliated	600	600
Receivable from subsidiaries	65	17
Income tax asset, net	2	—
Other assets	40	37
TOTAL ASSETS	$17,569	$16,059

LIABILITIES:
Long-term notes payable, affiliated	$2,073	$2,173
Due to subsidiaries	29	9
Other liabilities	6	2
Total liabilities	2,108	2,184

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; (2025) 74.4 and (2024) 74.3 outstanding before treasury shares	1	1
Additional paid-in capital	3,852	3,812
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($23) at 2025 and $(177) at 2024	(52)	(1,138)
Treasury shares, at cost; 33.7 shares (2025) and 31.3 shares (2024)	(4,906)	(4,108)
Retained earnings	16,565	15,309
Total shareholders' equity	15,461	13,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,569	$16,059
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
(Dollars in millions)
REVENUES:
Net investment income	$31	$5	$4
Other income (expense)	74	7	8
Net income (loss) of subsidiaries	1,658	1,510	2,641
Total revenues	1,762	1,522	2,653

EXPENSES:
Interest expense - affiliated	100	77	87
Other expenses	73	71	49
Total expenses	174	148	136

INCOME (LOSS) BEFORE TAXES	1,589	1,373	2,517
Income tax expense (benefit)	(3)	—	—

NET INCOME (LOSS)	$1,591	$1,373	$2,517

Other comprehensive income (loss) of subsidiaries, net of tax	1,086	(204)	1,063

COMPREHENSIVE INCOME (LOSS)	$2,678	$1,169	$3,580
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions, except share amounts)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,591	$1,373	$2,517
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in income taxes	(2)	—	—
Equity in retained (earnings) deficit of subsidiaries	(1,658)	(1,510)	(2,641)
Cash dividends received from subsidiaries	1,547	969	365
Change in other assets and liabilities, net	(29)	7	(8)
Increase (decrease) in due to/from affiliates	(29)	(3)	2
Non-cash compensation expense	3	2	3
Net cash provided by (used in) operating activities	1,424	839	238

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(121)	(161)	(377)
Proceeds from fixed maturities sold - available for sale	—	—	23
Distribution from other invested assets	1,243	826	441
Cost of fixed maturities acquired - available for sale	—	—	(23)
Cost of other invested assets acquired	(1,387)	(852)	(479)
Net change in short-term investments	8	(8)	—
Proceeds from repayment of long term notes receivable - affiliated	—	50	50
(Issuance) of long term notes receivable - affiliated	—	(600)	(100)
Proceeds from sale of renewal rights	30	—	—
Net cash provided by (used in) investing activities	(228)	(745)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	38	36	23
Proceeds from public offering of common shares	—	—	1,445
Purchase of treasury shares	(797)	(200)	—
Dividends paid to shareholders	(335)	(334)	(288)
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	(100)	400	(965)
Net cash provided by (used in) financing activities	(1,195)	(98)	215

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—

Net increase (decrease) in cash	1	(4)	(13)
Cash, beginning of period	5	9	22
Cash, end of period	$6	$5	$9
(Some amounts may not reconcile due to rounding.)
See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
i.)The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and related notes of Everest Group, Ltd. and its subsidiaries.
ii.)Everest Group, Ltd. entered into a $300 million long-term note agreement with Everest Reinsurance Company, an affiliated company, as of December, 2019. The note was scheduled to pay interest annually at a rate of 1.69% and was scheduled to mature in December 2028. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
iii.)Everest Group, Ltd. entered into a $200 million long-term note agreement with Everest Reinsurance Company, an affiliated company, as of August 2021. The note was scheduled to pay interest annually at a rate of 1.00% and was scheduled to mature in August 2030. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
iv.)Everest Group, Ltd. entered into a $215 million long-term note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of June 2022. The note was scheduled to pay interest annually at a rate of 3.11% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
v.)Everest Group, Ltd. entered into a $125 million long-term note agreement with Everest Reinsurance Holdings, Inc., an affiliated company, as of December 2022. The note was scheduled to pay interest annually at a rate of 4.34% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
vi.)Everest Group, Ltd. entered into a $125 million long-term note agreement with Everest International Reinsurance, an affiliated company, as of December 2022. The note was scheduled to pay interest annually at a rate of 4.34% and was scheduled to mature in December 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
vii.)Everest Group, Ltd. entered into a $1.8 billion long-term note agreement with Everest Preferred International Holdings, an affiliated company, as of December 2022. The note will pay interest quarterly at a rate of 4.34% and is scheduled to mature in December 2052. At December 31, 2025, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
viii.)Everest Group, Ltd. issued a $100 million long-term note agreement to Everest Reinsurance Bermuda, an affiliated company, as of May 2023. The note will pay interest annually at a rate of 3.72% and is scheduled to mature in May 2053. Everest Reinsurance Bermuda repaid $50 million to Everest Group, Ltd. in September 2023 and $50 million in May 2024 and the note is no longer outstanding as of December 31, 2024.
ix.)In December 2024, Everest Group, Ltd. entered into a $1.5 billion revolving loan facility with Everest Reinsurance Holdings, Inc., an affiliated company, and funded a $600 million long-term note. The note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2025, this transaction was included within long-term notes receivable, affiliated in the condensed balance sheets of Everest Group, Ltd.
x.)In December 2024, Everest Group, Ltd. entered into a $500 million revolving loan facility with Everest International Reinsurance, an affiliated company, and drew down $100 million under a long-term note. The note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2025, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.
xi.)In December 2024, Everest Group, Ltd. entered into a $1.0 billion revolving loan facility with Everest Reinsurance Bermuda, an affiliated company and drew down $300 million under a long-term note. The note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in December 2027. During 2025, Everest Group, Ltd. drew down an additional $175 million in the first quarter and repaid $275 million in December, leaving $200 million outstanding as of December 31, 2025. At December 31, 2025, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Group, Ltd.

xii.)Everest Group, Ltd. has invested funds in the segregated accounts of Mt. Logan Re, an affiliated entity. On the condensed balance sheets, investments in Mt. Logan Re valued at $35 million and $39 million as of December 31, 2025 and 2024, respectively, have been recorded within other assets. On the condensed statements of operations, income (expense) of $7 million, $8 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively, have been recorded in other income (expense).
xiii.)On October 26, 2025, Everest Group, Ltd. entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business in the U.S., U.K., E.U. and Asia Pacific to American International Group, Inc. On the condensed statements of operations, income from the sale of renewal rights of $68 million for the year ended December 31, 2025 has been recorded in other income (expense).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
Segment
(Dollars in millions)
As of and Year Ended December 31, 2025
Reinsurance	$1,258	$22,730	$4,747	$11,732	$1,376	$7,517	$2,952	$291	$11,791
Insurance	280	10,203	2,495	3,718	658	3,050	488	721	3,638
Other	8	1,379	32	111	90	292	21	17	84
Total	$1,546	$34,312	$7,275	$15,560	$2,124	$10,859	$3,461	$1,029	$15,513

As of and Year Ended December 31, 2024
Reinsurance	$1,185	$19,708	$4,621	$11,412	$1,255	$7,103	$2,837	$290	$11,969
Insurance	270	8,841	2,635	3,579	605	3,622	439	615	3,678
Other	6	1,340	68	197	94	580	24	33	167
Total	$1,461	$29,889	$7,324	$15,187	$1,954	$11,305	$3,300	$938	$15,814

As of and Year Ended December 31, 2023
Reinsurance	$967	$17,327	$4,009	$9,799	$984	$5,690	$2,520	$254	$10,802
Insurance	271	6,338	2,504	3,420	391	2,471	410	556	3,704
Other	9	939	109	225	59	266	22	35	225
Total	$1,247	$24,604	$6,622	$13,443	$1,434	$8,427	$2,952	$846	$14,730
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2025
Total property and liability insurance premiums earned	$4,921	$2,429	$13,067	$15,560	84.0%

December 31, 2024
Total property and liability insurance premiums earned	$4,977	$2,248	$12,458	$15,187	82.0%

December 31, 2023
Total property and liability insurance premiums earned	$4,733	$1,807	$10,518	$13,443	78.2%