Form 10-Q
period 2026-03-31
EVEREST GROUP, LTD.
filed 2026-05-05
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 28, 2026
Common Shares, $0.01 par value	39,571,602

EVEREST GROUP, LTD.

Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) include, but are not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including but not limited to the sale of our commercial retail insurance business globally;
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
•the effects of global economic conditions, conflicts and measures taken by domestic or foreign governments on our business, including but not limited to the impact of tariffs imposed or threatened by the U.S. or foreign governments;
•our ability to attract and retain key executive officers and the executives and employees necessary to manage our business;
•the effect of cybersecurity risks, including technology breaches, systems or operational failures by us or our third-party service providers, and regulatory and legislative developments related to cybersecurity on our business;
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
•the effects of new regulation and our failure to comply with insurance laws and regulations and other regulatory challenges;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$34,651	$34,573
(amortized cost: 2026, $35,137; 2025, $34,620, credit allowances: 2026, $(53); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $601; 2025, $576, net of credit allowances: 2026, $(8); 2025, $(6))	596	567
Equity securities, at fair value	177	180
Other invested assets	5,957	5,796
Short-term investments	2,223	2,994
Cash	1,415	1,318
Total investments and cash	45,020	45,429
Accrued investment income	389	436
Premiums receivable (net of credit allowances: 2026, $(94); 2025, $(94))	5,579	5,727
Reinsurance loss recoverables (net of credit allowances: 2026, $(60); 2025, $(57))	5,119	5,110
Funds held by reinsureds	1,395	1,326
Deferred acquisition costs	1,540	1,546
Prepaid reinsurance premiums	511	653
Income tax asset, net	933	915
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,856	1,372
TOTAL ASSETS	$62,342	$62,514

LIABILITIES:
Reserve for losses and loss adjustment expenses	$34,649	$34,312
Unearned premium reserve	6,697	7,275
Funds held under reinsurance treaties	272	267
Amounts due to reinsurers	624	642
Losses in course of payment	141	151
Senior notes	2,352	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	42	21
Unsettled securities payable	217	—
Other liabilities	819	797
Total liabilities	47,051	47,054

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.5 (2026) and 74.4 (2025)
shares issued and outstanding	1	1
Additional paid-in capital	3,849	3,852
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(111) at 2026 and $(23) at 2025	(462)	(52)
Treasury shares, at cost; 34.7 shares (2026) and 33.7 shares (2025)	(5,236)	(4,906)
Retained earnings	17,139	16,565
Total shareholders' equity	15,291	15,461
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,342	$62,514
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2026	2025
	(unaudited)
REVENUES:
Premiums earned	$3,574	$3,852
Net investment income	567	491
Net gains (losses) on investments	(10)	(7)
Other income (expense)	(63)	(73)
Total revenues	4,068	4,263

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,217	2,893
Commission, brokerage, taxes and fees	825	824
Other underwriting expenses	216	238
Corporate expenses	38	21
Interest, fees and bond issue cost amortization expense	36	38
Total claims and expenses	3,332	4,015

INCOME (LOSS) BEFORE TAXES	736	248
Income tax expense (benefit)	83	39

NET INCOME (LOSS)	$653	$210

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(375)	284
Reclassification adjustment for realized losses (gains) included in net income (loss)	1	4
Total URA(D) of securities arising during the period	(374)	289

Foreign currency translation and other adjustments	(35)	64

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	(410)	352

COMPREHENSIVE INCOME (LOSS)	$243	$562

EARNINGS PER COMMON SHARE:
Basic	$16.21	$4.90
Diluted	16.21	4.90
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except dividends per share amounts)	2026	2025
	(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	40.7	43.0
Issued (redeemed) during the period, net	0.1	0.2
Treasury shares acquired	(1.0)	(0.6)
Balance end of period	39.8	42.5

COMMON SHARES (par value):
Balance beginning of period	$1	$1
Issued during the period, net	—	—
Balance end of period	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,852	3,812
Share-based compensation plans	(3)	(13)
Balance end of period	3,849	3,799

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(52)	(1,138)
Net increase (decrease) during the period	(410)	352
Balance end of period	(462)	(786)

RETAINED EARNINGS:
Balance beginning of period	16,565	15,309
Net income (loss)	653	210
Dividends declared ($2.00 per share in 1Q 2026 and $2.00 per share in 1Q 2025)	(80)	(85)
Balance, end of period	17,139	15,434

TREASURY SHARES AT COST:
Balance beginning of period	(4,906)	(4,108)
Purchase of treasury shares	(331)	(200)
Share-based compensation plans	1	—
Balance end of period	(5,236)	(4,308)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,291	$14,140
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$653	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	92	(155)
Decrease (increase) in funds held by reinsureds, net	(65)	(35)
Decrease (increase) in reinsurance recoverables	(151)	(248)
Decrease (increase) in income taxes	66	35
Decrease (increase) in prepaid reinsurance premiums	105	71
Increase (decrease) in reserve for losses and loss adjustment expenses	553	1,343
Increase (decrease) in unearned premiums	(519)	(152)
Increase (decrease) in amounts due to reinsurers	26	19
Increase (decrease) in losses in course of payment	(10)	29
Change in equity adjustments in limited partnerships	(153)	(47)
Distribution of limited partnership income	34	22
Change in other assets and liabilities, net	18	(131)
Non-cash compensation expense	18	6
Amortization of bond premium (accrual of bond discount)	(29)	(46)
Net (gains) losses on investments	10	7
Net cash provided by (used in) operating activities	649	928

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,151	1,085
Proceeds from fixed maturities sold - available for sale	519	127
Proceeds from fixed maturities matured/called/repaid - held to maturity	20	55
Proceeds from fixed maturities sold - held to maturity	—	10
Proceeds from equity securities sold	—	50
Distributions from other invested assets	50	132
Cost of fixed maturities acquired - available for sale	(2,455)	(3,650)
Cost of fixed maturities acquired - held to maturity	(51)	(2)
Cost of other invested assets acquired	(98)	(103)
Net change in short-term investments	765	1,804
Net change in unsettled securities transactions	10	(77)
Net cash provided by (used in) investing activities	(88)	(569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(20)	(19)
Purchase of treasury shares	(330)	(200)
Dividends paid to shareholders	(80)	(85)
Cost of shares withheld on settlements of share-based compensation awards	(23)	(19)
Net cash provided by (used in) financing activities	(454)	(324)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	28	(18)

Net increase (decrease) in cash including balances classified as held-for-sale	134	17
Net increase (decrease) in cash balances classified as held-for-sale (1)	(38)	—
Cash, beginning of period	1,318	1,549
Cash, end of period	$1,415	$1,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$12	$1
Interest paid	35	16

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$—	$8
Non-cash restructure of fixed maturity securities - available for sale and other invested assets	—	34
Non-cash restructure of fixed maturity securities - available for sale and equity securities	6	—
The accompanying notes are an integral part of the consolidated financial statements.
(1) See Note 6 for details of the assets and liabilities classified as “held-for-sale” as of March 31, 2026.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2026 and 2025
1.GENERAL
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
Recent Developments
On March 22, 2026, the Company entered into a definitive agreement to sell its Canadian Commercial Retail Insurance Operations, Everest Insurance Company of Canada (“Everest Canada”) to The Wawanesa Mutual Insurance Company (“Wawanesa”). The transaction is anticipated to close in the second half of 2026. See Note 6 of the Notes to these Consolidated Financial Statements for more information.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business to American International Group, Inc. (“AIG”). This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed. See Note 7 of the Notes to the Consolidated Financial Statements for more information.
In October 2025, the Company entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business in the U.S., U.K., European Union (“E.U.”) and Asia Pacific to AIG. See Note 6 of the Notes to the Consolidated Financial Statements for more information. Additionally, effective October 1, 2025, the Company entered into adverse development reinsurance agreements with State National Insurance Company, Inc. (“State National Reinsurer”) and MS Transverse Insurance Company (“MS Transverse Reinsurer”). See Note 5 of the Notes to the Consolidated Financial Statements for more information.
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards

The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2026.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2026 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2026. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Group.
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
3.INVESTMENTS
As of March 31, 2026, we held $132 million and $15 million of fixed maturity securities - available for sale and short-term investments, respectively, for our Canadian Commercial Retail Insurance operations, reported as assets held-for-sale within Other assets. This compares to $139 million and $12 million of fixed maturity securities - available for sale and short-term investments, respectively, at December 31, 2025, which was included in total investments and cash. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$888	$—	$2	$(17)	874
Obligations of U.S. states and political subdivisions	45	—	—	(5)	40
Corporate securities	9,987	(39)	110	(215)	9,843
Asset-backed securities	4,949	(14)	5	(43)	4,898
Mortgage-backed securities
Agency commercial	403	—	7	(2)	408
Non-agency commercial	1,249	—	2	(36)	1,215
Agency residential	5,429	—	53	(174)	5,309
Non-agency residential	1,772	—	17	(6)	1,783
Foreign government securities	2,375	—	21	(85)	2,311
Foreign corporate securities	8,040	—	132	(201)	7,970
Total fixed maturity securities - available for sale	$35,137	$(53)	$352	$(784)	$34,651
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$845	$—	$4	$(19)	$830
Obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	9,913	(54)	206	(183)	9,882
Asset-backed securities	5,094	(14)	14	(17)	5,077
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	1,151	—	4	(33)	1,121
Agency residential	5,544	—	82	(161)	5,465
Non-agency residential	1,689	—	32	(1)	1,721
Foreign government securities	2,400	—	36	(64)	2,371
Foreign corporate securities	7,535	—	253	(135)	7,653
Total fixed maturity securities - available for sale	$34,620	$(68)	$640	$(619)	$34,573
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$181	$(2)	$4	$(2)	$180
Asset-backed securities	340	(5)	5	(7)	333
Mortgage-backed securities
Non-agency commercial	—	—	—	—	—
Foreign corporate securities	83	(1)	6	—	88
Total fixed maturity securities - held to maturity	$604	(8)	$14	$(9)	$601
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,425	$1,389	$1,440	$1,405
Due after one year through five years	11,228	11,138	10,746	10,819
Due after five years through ten years	7,065	6,973	6,722	6,781
Due after ten years	1,617	1,539	1,830	1,772
Asset-backed securities	4,949	4,898	5,094	5,077
Mortgage-backed securities
Agency commercial	403	408	404	412
Non-agency commercial	1,249	1,215	1,151	1,121
Agency residential	5,429	5,309	5,544	5,465
Non-agency residential	1,772	1,783	1,689	1,721
Total fixed maturity securities - available for sale	$35,137	$34,651	$34,620	$34,573
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$32	$32	$25	$25
Due after one year through five years	86	86	68	69
Due after five years through ten years	42	43	4	4
Due after ten years	105	107	148	155
Asset-backed securities	340	333	328	322
Mortgage-backed securities
Non-agency commercial	—	—	—	—
Total fixed maturity securities - held to maturity	$604	$601	$573	$576
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$(453)	$347
Equity method investments	—	—
Change in URA(D), pre-tax	(453)	347
Deferred tax benefit (expense)	78	(59)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(374)	$289
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2026 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$449	$(4)	$280	$(13)	$729	$(17)
Obligations of U.S. states and political subdivisions	2	—	33	(5)	34	(5)
Corporate securities	2,784	(58)	1,949	(156)	4,733	(214)
Asset-backed securities	1,970	(28)	426	(15)	2,396	(43)
Mortgage-backed securities
Agency commercial	86	(1)	16	(1)	102	(2)
Non-agency commercial	480	(6)	598	(30)	1,078	(36)
Agency residential	682	(7)	1,704	(167)	2,386	(174)
Non-agency residential	541	(5)	76	(1)	617	(6)
Foreign government securities	1,178	(34)	460	(51)	1,638	(85)
Foreign corporate securities	2,769	(76)	1,465	(125)	4,234	(201)
Total	$10,939	$(220)	$7,007	$(563)	$17,946	$(783)
Securities where an allowance for credit loss was recorded	41	(1)	—	—	41	(1)
Total fixed maturity securities - available for sale	$10,980	$(221)	$7,007	$(563)	$17,987	$(784)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2026 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$307	$(11)	$523	$(12)	$830	$(23)
Due in one year through five years	3,627	(68)	2,142	(162)	5,768	(230)
Due in five years through ten years	2,922	(78)	815	(94)	3,736	(172)
Due after ten years	325	(15)	707	(82)	1,033	(97)
Asset-backed securities	1,970	(28)	426	(15)	2,396	(43)
Mortgage-backed securities	1,789	(19)	2,394	(199)	4,182	(218)
Total	$10,939	$(220)	$7,007	$(563)	$17,946	$(783)
Securities where an allowance for credit loss was recorded	41	(1)	—	—	41	(1)
Total fixed maturity securities - available for sale	$10,980	$(221)	$7,007	$(563)	$17,987	$(784)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2026 were $18.0 billion and $784 million, respectively. The fair value of securities for the single issuer (the U.K. government), whose securities comprised the largest unrealized loss position at March 31, 2026, amounted to less than 1% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2026 comprised less than 2% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $221 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $213 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $563 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and non-agency commercial mortgage-backed securities and foreign government securities. Of these unrealized losses, $554 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fixed maturities	$393	$386
Equity securities	2	1
Short-term investments and cash	26	48
Other invested assets
Limited partnerships	119	25
Other	37	30
Gross investment income before adjustments	577	490
Funds held interest income (expense)	4	12
Future policy benefit reserve income (expense)	—	—
Gross investment income	581	502
Investment expenses	13	11
Net investment income	$567	$491
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
The Company had contractual commitments to invest up to an additional $2.3 billion in limited partnerships and private placement loan securities at March 31, 2026, which includes $1.3 billion specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.9 billion and $1.9 billion as of March 31, 2026 and December 31, 2025, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2026 and December 31, 2025 is limited to the total carrying value of $4.0 billion and $3.9 billion, respectively, which are included in general and limited partnerships.
As of March 31, 2026, the Company has outstanding commitments totaling $1.3 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Credit allowance on fixed maturity securities	13	(1)
Gains (losses) from fair value adjustment on public equities	$(7)	$(2)
Net realized gains (losses) from dispositions:
Fixed maturities	(16)	(4)
Equity securities	—	—
Other Invested Assets	—	—
Short-term investments	—	—
Total net realized gains (losses) from dispositions	(16)	(5)

Total net gains (losses) on investments	(10)	(7)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Total
Beginning balance	$(54)	$(14)	$(68)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	(6)	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	22	—	22
Balance, end of period	$(39)	$(14)	$(53)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Total
Beginning balance	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	—	—	—
Balance, end of period	$(36)	$—	$(37)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended March 31, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(3)	$(1)	$(6)
Credit losses on securities where credit
losses were not previously recorded	—	(2)	—	(2)
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	(2)	(4)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$519	$127
Gross gains from sales	14	5
Gross losses from sales	(30)	(9)

Proceeds from sales of fixed maturity securities - held to maturity	$—	$10
Gross gains from sales	—	—
Gross losses from sales	—	(1)

Proceeds from sales of equity securities	$—	$50
Gross gains from sales	—	—
Gross losses from sales	—	—
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three months ended March 31, 2026.
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
At March 31, 2026 and December 31, 2025, $2.6 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Excluded from our fair value hierarchy disclosures as of March 31, 2026 are $132 million of fixed maturity - available for sale securities that have been reclassified to assets held-for-sale reported within other assets at March 31, 2026, representing invested assets related to our Canadian Commercial Retail Insurance operations. Additionally, as of March 31, 2026, $15 million of short term investments related to our Canadian Commercial Retail Insurance operations have been reclassified to assets held-for-sale reported within other assets; short-term investments are stated at cost, which approximates fair value. See Note 6 of the Notes to the Consolidated Financial Statements for more information.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$874	$—	$874	$—
Obligations of U.S. States and political subdivisions	40	—	40	—
Corporate securities	9,843	—	9,479	364
Asset-backed securities	4,898	—	2,708	2,190
Mortgage-backed securities
Agency commercial	408	—	408	—
Non-agency commercial	1,215	—	1,215	—
Agency residential	5,309	—	5,309	—
Non-agency residential	1,783	—	1,783	—
Foreign government securities	2,311	—	2,311	—
Foreign corporate securities	7,970	—	7,957	14
Total fixed maturities - available for sale	34,651	—	32,084	2,568

Equity securities, fair value	177	89	89	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings	(2)	—	—	(2)
Included in other comprehensive income (loss)	2	(4)	—	(2)
Purchases, issuances and settlements	(6)	103	—	97
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—
Ending balance of fixed maturities	$364	$2,190	$14	$2,568

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(1)	$—	$—	$(1)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	(6)	1	—	(5)
Purchases, issuances and settlements	(45)	94	—	49
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—
Ending balance of fixed maturities	$468	$1,752	$14	$2,234

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2026 or the three months ended March 31, 2025.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities – held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 9 and 10 of the Notes to the Consolidated Financial Statements, respectively. Short-term investments are stated at cost, which approximates fair value.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 3 of the Notes to the Consolidated Financial Statements for details of investments in COLI policies.

In addition, $220 million and $233 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Gross reserves beginning of period	$34,312	$29,889
Less reinsurance recoverables on unpaid losses	(3,715)	(2,915)
Net reserves beginning of period	30,597	26,975

Incurred related to:
Current year	2,250	2,893
Prior years	(33)	—
Prior years, impact from retroactive reinsurance	—	—
Total incurred losses and LAE	2,217	2,893

Paid related to:
Current year	297	410
Prior years	1,268	1,346
Total paid losses and LAE	1,565	1,755

Foreign exchange/translation adjustment	(145)	224
Retroactive reinsurance adjustment	—	—

Net reserves end of period	31,104	28,337
Plus reinsurance recoverables on unpaid losses (1)	3,545	3,175
Gross reserves end of period	$34,649	$31,512
(1) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1.25 billion as of March 31, 2026.
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.3 billion and $2.9 billion for the three months ended March 31, 2026 and 2025, respectively. Current year incurred losses decreased overall due to a decrease of $239 million of current year attritional losses in 2026 compared to 2025, as well as a decrease of $404 million in 2026 current year catastrophe losses. 2025 current year attritional losses for the three months ended March 31, 2025 included approximately $83 million from the Washington D.C. aviation incident.
The net favorable development on prior year reserves of $33 million was primarily due to favorable prior year development on catastrophe losses of $70 million, driven by the release of reserves for well-seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves, partially offset by $37 million unfavorable development on prior year attritional losses primarily driven by development of Russia/Ukraine losses.
The current year catastrophe losses of $130 million for the three months ended March 31, 2026 related primarily to the 2026 Middle East Conflict ($58 million), the 2026 Winter Storm Fern ($27 million), the 2026 U.S. Winter Weather Events ($20 million), the 2026 Kristin Storms ($15 million) and the 2026 Nils Storms ($10 million). The $534 million of current year catastrophe losses for the three months ended March 31, 2025 related to the 2025 Southern California wildfires ($512 million) and the Myanmar earthquake ($22 million).
We are exposed to losses arising from unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism, wars, pandemics, political instability and significant cyber or operational incidents, for which liabilities cannot be estimated using traditional reserving techniques. For example, we have exposure to losses due to the uncertainty regarding the current conflict in the Middle East.

Adverse Development Reinsurance Agreements
Effective October 1, 2025, the Company through its subsidiaries Everest Re and Bermuda Re (collectively, the “Ceding Companies”) (1) entered into an adverse development reinsurance agreement (the “State National Reinsurance Agreement”) with State National Reinsurer and (2) entered into an adverse development reinsurance agreement (the “MS Transverse Reinsurance Agreement”) with MS Transverse Reinsurer (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the Ceding Companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments (“Subject Business”), subject to exclusions for certain liabilities, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Legacy segment. At the time the Company entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
Under the State National Reinsurance Agreement, the Company paid a reinsurance premium of $1.30 billion, including interest, to State National Reinsurer to assume $1.30 billion of carried reserves as of September 30, 2025, and potential subsequent adverse development for net paid losses on an approximately 85.7 percent coinsurance basis up to an aggregate limit of $600 million above the Company’s net carried reserves for the Subject Business.
Under the State National Reinsurance Agreement $250 million of the reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to the Company.
Under the MS Transverse Reinsurance Agreement, the Company paid a reinsurance premium of $122 million to MS Transverse Reinsurer to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development, as a result the Company recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in the Company’s 2025 consolidated statement of operations. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of March 31, 2026 and December 31, 2025, the Company had a deferred gain of $2 million and $3 million, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of March 31, 2026 and December 31, 2025 were $1.25 billion and $1.25 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of March 31, 2026 and December 31, 2025 was $598 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of March 31, 2026 and December 31, 2025 was $400 million.

6.SALE OF COMMERCIAL RETAIL BUSINESS AND RENEWAL RIGHTS
Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with The Wawanesa Mutual Insurance Company, a mutual insurance company existing under the Insurance Companies Act (Canada) (“Buyer”), pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Canada, a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing the Company’s Canadian Commercial Retail Insurance operations for C$410 million, subject to adjustment. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company (Canadian Branch), a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Buyer or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Buyer and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Buyer and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. Upon execution of the loss portfolio transfer reinsurance agreement described in item (i), assets held-for-sale would be comprised of only investments and cash at the time of the transaction close.
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement filed as Exhibit 32.2 hereto.
The following table presents the carrying amounts of assets and liabilities held-for-sale related to the pending sale of Everest Canada described above:

(Dollars in millions)	March 31, 2026
Assets held-for-sale (1)
Fixed maturities - available for sale, at fair value	$132
Short-term investments	15
Cash	38
Total investments and cash	185
Accrued investment income	1
Income tax asset, net	6
Other assets	19
Total assets held-for-sale	$212

Liabilities held-for-sale (2)
Other liabilities	1
Total liabilities held-for-sale	$1
(1) Assets held-for-sale are included in other assets on the consolidated balance sheets and are defined as assets associated with pending business dispositions. The Company classifies a business as held-for-sale when the Company has entered into an agreement to sell the business and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of carrying value or estimated fair value, less costs to sell. If the carrying value of the business exceeds its estimated fair value, less costs to sell, a loss is recognized when the criteria for the held-for-sale classification as described above are met. If the estimated fair value, less costs to sell, exceeds the carrying value of the business, the gain is recorded when the sale is completed.
(2) Liabilities held-for-sale are included in other liabilities on the consolidated balance sheets and are defined as liabilities associated with pending business dispositions. See description of assets held-for-sale above for further definition of the held-for-sale classification. The Company has implemented a prospective presentation and disclosure of assets and liabilities held-for-sale.
The pre-tax net income (loss) of our held-for-sale business was not significant for the three months ended March 31, 2026.
As of March 31, 2026, the Company reported held-for-sale assets and liabilities within the other assets and other liabilities captions on the consolidated balance sheets, respectively. Everest Canada operating results continue to be reported within the consolidated statements of operations and as part of the Legacy segment for the three months ended March 31, 2026. The Company has determined that the Purchase Agreement does not represent a strategic shift, and therefore, does not meet the requirements for discontinued operations.

Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, the Company entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with AIG (the “Buyer”), pursuant to which the Company agreed to cause (i) Everest International Reinsurance, Ltd. - Australian Branch and Everest International Reinsurance, Ltd. - Singapore Branch, (ii) Everest Insurance (Ireland), dac - UK Branch and (iii) Everest National Insurance Company, Everest Indemnity Insurance Company, Everest Security Insurance Company, Everest Premier Insurance Company and Everest Denali Insurance Company, Everest International Assurance, Ltd. and Everest Reinsurance Company to sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million.
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
In addition, on October 26, 2025, the Company entered into a Master Transaction Agreement (the “EU Master Transaction Agreement,” and together with the ROW Master Transaction Agreement, the “Master Transaction Agreements”), between the Company and the Buyer, pursuant to which the Company agreed to cause Everest Insurance (Ireland), dac to sell to the Buyer, the renewal rights in respect of certain lines of commercial retail insurance business written by Everest Insurance (Ireland), dac in certain countries in the E.U., for an aggregate purchase price of $49 million.
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
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of agreed-upon year-end renewals as agreed between the Company and the Buyer.
Under the Master Transaction Agreements, the Buyer has also agreed to pay the Company a total of $10 million per month for nine months for specified transition services starting January 1, 2026.
In addition, as a result of the Master Transaction Agreements, the Company also recorded severance costs and impairments of capitalized software in the amounts of $28 million and $83 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $21 million for the year ended December 31, 2025. For the quarter ended March 31, 2026, the Company recognized $81 million of net transaction expenses associated with the this agreement primarily relating to additional severance and retention expenses. These expenses were recorded in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025 and for the three months ended March 31, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business to AIG. This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.
Our Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively.
Our three reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer (“CEO”) of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business. These reportable segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended March 31, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total
Gross written premiums	$2,674	$793	$135	$3,602
Net written premiums	2,405	692	89	3,186

Premiums earned	$2,456	$719	$399	$3,574
Incurred losses and LAE	1,448	453	316	2,217
Commission and brokerage	632	152	41	825
Other underwriting expenses	61	90	65	216
Underwriting gain (loss)	$315	$23	$(22)	$316

Net investment income				567
Net gains (losses) on investments				(10)
Corporate expenses				(38)
Interest, fee and bond issue cost amortization expense				(36)
Other income (expense)				(63)
Income (loss) before taxes				$736
(Some amounts may not reconcile due to rounding.)

	Three Months Ended March 31, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total
Gross written premiums	$2,935	$770	$686	$4,391
Net written premiums	2,528	655	552	3,735

Premiums earned	$2,579	$732	$540	$3,852
Incurred losses and LAE	2,005	482	407	2,893
Commission and brokerage	637	143	44	824
Other underwriting expenses	60	76	103	238
Underwriting gain (loss)	$(122)	$32	$(14)	$(104)

Net investment income				491
Net gains (losses) on investments				(7)
Corporate expenses				(21)
Interest, fee and bond issue cost amortization expense				(38)
Other income (expense)				(73)
Income (loss) before taxes				$248
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
8.CREDIT FACILITIES
As of March 31, 2026, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £150 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. See Note 11 of the Notes to the Consolidated Financial statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of March 31, 2026, the amended Bermuda Re Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - secured tranche	$175	$138	12/31/2026	$175	$141	12/31/2026
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - unsecured tranche	175	152	12/31/2026	$175	140	12/31/2026
		—	2/20/2027
Total Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$350	$290		$350	$280
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$—	12/16/2026	$230	$—	1/21/2026
		175	12/31/2026		4	2/28/2026
		3	1/1/2027		2	3/1/2026
		—	1/21/2027		1	3/15/2026
		—	1/31/2027		—	12/16/2026
		4	2/28/2027		191	12/31/2026
		2	3/1/2027		1	8/15/2027
		1	3/15/2027		3	9/23/2027
		1	8/15/2027
		3	9/23/2027
		1	12/1/2027
		—	12/16/2027
		—	12/20/2027
		2	12/31/2027
Bermuda Re Citibank LOC Facility - Uncommitted	140	63	12/31/2026	140	1	12/1/2026
		7	3/30/2030		—	12/20/2026
					42	12/31/2026
					7	12/30/2029
Total Bermuda Re Citibank LOC Facility	$370	$262		$370	$253
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$130	12/31/2026	$200	$123	12/31/2026
(Some amounts may not reconcile due to rounding.)
Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility
Effective December 30, 2022, Bermuda Re entered into an additional letter of credit issuance facility with Bayerische Landesbank, New York Branch (the “Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”). The Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent

Guarantor. Effective December 20, 2024, the Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility was amended to extend the availability of committed issuance for two years.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2026	$150	$150	12/31/2026
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility - Committed	$250	$65	10/22/2026	$250	$67	10/22/2026
		61	12/18/2026		61	12/18/2026
		105	12/31/2026		107	12/31/2026
Total Bermuda Re Lloyd's Bank LOC Facility	$250	$231		$250	$235
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$13	11/14/2026	$200	$13	11/14/2026
		5	12/31/2026		5	12/31/2026
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$17		$200	$17
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2026	$200	$200	12/31/2026
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2026	100	100	12/31/2026
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Pounds in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£150	£143	11/1/2029	£150	£143	11/1/2029
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars and Euros in millions)	At March 31, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€51	1/30/2027	€75	€51	1/30/2027
		$21	12/31/2026		22	12/31/2026
		$—	1/30/2027		—	12/26/2026
Total Commerzbank Letter of Credit Facility	€75	€72		€75	€72
Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2026, Everest Re had statutory admitted assets of approximately $32.2 billion which provides borrowing capacity of up to approximately $3.2 billion. As of March 31, 2026, Everest Re has $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $10 million and $12 million for the three months ended March 31, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of March 31, 2026, Everest Re had $1.4 billion of collateral pledged.

9.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				March 31, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$339	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	664	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	605	972	636
			$2,400	$2,352	$1,609	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	semi-annually	April 15/October 15	9	9
3.125% Senior notes	semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
10.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$206	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 17, 2026 to May 5, 2026 is 6.30%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest are based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of the Senior Note holders and it mandates that Holdings receive net proceeds from the issuance of other qualifying securities, of at least similar ranking and duration, to be used to repay the Subordinated Notes Issued 2007.

Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Interest expense incurred	$3	$4
11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At March 31,	At December 31,
(Dollars in millions)	2026 (1)	2025
Collateral in trust for non-affiliated agreements	$3,347	$3,363
Collateral for secured letter of credit facilities	662	739
Collateral for FHLB borrowings	1,357	1,418
Securities on deposit with or regulated by government authorities	1,398	1,417
Funds at Lloyd's	256	260
Funds held by reinsureds	1,395	1,326
Total restricted assets	8,414	8,522
(1) As applicable, restricted assets summarized in the table above include assets classified as held-for-sale, which are reported within Other assets on the consolidated balance sheets as of March 31, 2026. See Note 6 of the Notes to these consolidated financial statements.
Restricted cash is included in cash on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had restricted cash of $122 million and $122 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities. See Note 6 of the Notes to the Consolidated Financial Statements for details of assets held-for-sale.
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

	Three Months Ended March 31,
Mt. Logan Re Segregated Accounts	2026	2025
(Dollars in millions)
Ceded written premiums	$118	$170
Ceded earned premiums	118	125
Ceded losses and LAE	30	121

Assumed written premiums	1	3
Assumed earned premiums	1	3
Assumed losses and LAE	—	—

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of March 31, 2026			$1,530
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
12.COMMITMENTS AND CONTINGENCIES
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

13.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$(456)	$81	$(375)
Reclassification of net realized losses (gains) included
in net income (loss) (1)	3	(2)	1
Foreign currency translation and other adjustments	(45)	10	(35)
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—
Total other comprehensive income (loss)	$(499)	$88	$(410)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended March 31, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$342	$(58)	$284
Reclassification of net realized losses (gains) included
in net income (loss)	5	(1)	4
Foreign currency translation and other adjustments	67	(3)	64
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—
Total other comprehensive income (loss)	$414	$(62)	$352
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025
URA(D) of securities (1)	$3	$5	Net gains (losses) on investments
	(2)	(1)	Income tax expense (benefit)
	$1	$4	Net income (loss)

Benefit plan net gain (loss)	$—	$—	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning balance of URA(D) of securities (1)	$23	$(831)
Current period change in URA(D) of securities	(374)	289
Ending balance of URA(D) of securities	(351)	(543)

Beginning balance of foreign currency translation and other adjustments	(81)	(323)
Current period change in foreign currency translation and other adjustments	(35)	64
Ending balance of foreign currency translation and other adjustments	(116)	(259)

Beginning balance of benefit plan net gain (loss)	6	16
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	6	16

Ending balance of accumulated other comprehensive income (loss)	$(462)	$(786)
(Some amounts may not reconcile due to rounding.)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.
14.SHARE-BASED COMPENSATION PLANS
For the three months ended March 31, 2026, a total of 223,910 restricted stock awards were granted as follows: 223,910 restricted stock awards were granted on February 26, 2026. The fair value per share of each restricted stock award was $338.69. Additionally, 47,312 performance share unit awards were granted on February 26, 2026, with a fair value of $338.69 per unit.
For the three months ended March 31, 2025, a total of 238,728 restricted stock awards were granted: 230,334, 7,488 and 906 of restricted stock awards were granted on February 26, 2025, February 27, 2025 and March 6, 2025, respectively. The fair value per share of each restricted stock award was $344.48, $347.23 and $359.28, respectively. Additionally, 27,204 performance share unit awards were granted on February 26, 2025, with a fair value of $344.48 per unit.
Employee Stock Purchase Plan
In August 2025, following shareholder approval, the Company implemented an Employee Stock Purchase Plan (“ESPP”), authorizing the issuance of up to 500,000 shares under such plan. The shares issued under the ESPP were previously repurchased by Everest Group, Ltd. and are held as Treasury Shares. The ESPP provides employees of the Company and its participating subsidiaries with the opportunity to purchase Group common shares at a discount through accumulated payroll deductions during established offering periods. Under this plan, eligible employees of the Company purchase common shares at a discount rate of 15% from the market price per share on the last trading day of the offering period. The ESPP is a compensatory plan, based on the discount rate of 15%. Therefore, consistent with other forms of share-based payments, compensation cost for equity awarded through the ESPP is measured as the fair value of the award at grant date. For the three months ended March 31, 2026, 11,703 shares were purchased by employees and issued from the Company’s treasury stock. For the three months ended March 31, 2026, the Company received $3 million in cash from sales under this plan.
15.EARNINGS PER COMMON SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended March 31,
	2026	2025
Net income (loss) per share:
Numerator
Net income (loss)	$653	$210
Less: dividends declared - common shares and unvested common shares	(80)	(85)
Undistributed earnings	573	125
Percentage allocated to common shareholders (1)	98.7%	98.9%
	566	123
Add: dividends declared - common shareholders	79	84
Numerator for basic and diluted earnings per common share	$645	$208

Denominator
Denominator for basic earnings per weighted-average common shares	39.8	42.3
Effect of dilutive securities:
ESPP Offering	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	39.8	42.3

Per common share net income (loss)
Basic	$16.21	$4.90
Diluted	$16.21	$4.90

(1) Basic weighted - average common shares outstanding	39.8	42.3
Basic weighted - average common shares outstanding and unvested common shares expected to vest	40.3	42.8
Percentage allocated to common shareholders	98.7%	98.9%
(Some amounts may not reconcile due to rounding.)
The ESPP Offering has a weighted average dilutive effect of 1,804 shares for the three months ended March 31, 2026, based upon the outstanding rights to purchase shares through the ESPP offering purchase date of March 31, 2026.
16.INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“The 2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the Organisation for Economic Co-operation and Development (“OECD”) issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
All of the income of Group's subsidiaries is subject to the applicable federal, foreign, state, and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. Additionally, the first quarter 2026 income tax expense includes a one-time tax benefit of approximately $40 million resulting from a change in the U.K. tax law effective March 20, 2026, following the OECD’s January 2025 guidance on “covered taxes”.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which the Company has adopted effective January 1, 2025, on a prospective basis. ASU 2023-09 enhances the transparency of income tax reporting by requiring, among other items, further disaggregation of the rate reconciliation and additional information on income taxes paid by jurisdiction. The adoption did not have an impact on our results of operations, financial condition, or cash flows.
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
17.SUBSEQUENT EVENTS
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
As a global leader with a 50-year track record, we are a preferred Reinsurance partner in the markets we serve, and with our growing Global Wholesale & Specialty insurance franchise we strive to deliver consistent value to all our stakeholders.
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to AIG. This reflects our sharpened focus on our core global Reinsurance Treaty business as well as the Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed.
Our Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, EUGIL, an Irish direct subsidiary of the Company, entered into a Purchase Agreement with the Buyer, pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Canada, a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing the Company’s Canadian Commercial Retail Insurance operations for C$410 million, subject to adjustment. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company (Canadian Branch), a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to the insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Buyer or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Buyer and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Buyer and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. As a result of the loss portfolio transfer reinsurance agreement described in item (i), assets held-for-sale will be comprised of only investments and cash at the time of the transaction close.
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement attached hereto as Exhibit 10.4.
As of March 31, 2026, Everest Canada assets and liabilities are presented as held-for sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
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
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Legacy segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Legacy segment. At the time the Company entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 billion below the Company’s North American Insurance and Legacy segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Company transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction. The third layer is $500 million, for which the Company paid approximately $122 million of consideration upon closing of the transaction. The Company has a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.57 and 10.58 to the Company’s Annual Report on Form 10-K. The total covered losses ceded to State National Reinsurer as of March 31, 2026 and December 31, 2025 were $1.25 billion and $1.25 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of March 31, 2026 and December 31, 2025 was $598 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of March 31, 2026 and December 31, 2025 was $400 million.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million. AIG paid the Company $30 million for originating and structuring the transaction. In addition, on October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of the commercial retail insurance business written by the Company in certain countries in the E.U., for an aggregate purchase price of $49 million. The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of agreed-upon year-end renewals as agreed between the Company and the Buyer.
Under the agreements, AIG agreed to pay the Company a total of $10 million per month for nine months starting January 1, 2026 for specified transition services. For more details, see the Current Report on Form 8-K filed with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated by reference in Exhibits 10.59 and 10.60 to the Company’s Annual Report on Form 10-K.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025
Gross written premiums	$3,602	$4,391	(18.0)%
Net written premiums	3,186	3,735	(14.7)%

REVENUES:
Premiums earned	$3,574	$3,852	(7.2)%
Net investment income	567	491	15.5%
Net gains (losses) on investments	(10)	(7)	40.9%
Other income (expense)	(63)	(73)	(13.1)%
Total revenues	4,068	4,263	(4.6)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,217	2,893	(23.4)%
Commission, brokerage, taxes and fees	825	824	0.1%
Other underwriting expenses	216	238	(9.4)%
Corporate expenses	38	21	82.3%
Interest, fees and bond issue cost amortization expense	36	38	(5.7)%
Total claims and expenses	3,332	4,015	(17.0)%

INCOME (LOSS) BEFORE TAXES	736	248	NM
Income tax expense (benefit)	83	39	NM
NET INCOME (LOSS)	$653	$210	NM

RATIOS:			Point Change
Loss ratio	62.0%	75.1%	(13.1)
Commission and brokerage ratio	23.1%	21.4%	1.7
Other underwriting expense ratio	6.0%	6.2%	(0.1)
Combined ratio	91.2%	102.7%	(11.6)

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2026	2025
Balance sheet data (1):
Total investments and cash	$45,020	$45,429	(0.9)%
Total assets	62,342	62,514	(0.3)%
Reserve for losses and loss adjustment expenses	34,649	34,312	1.0%
Total debt	3,589	3,589	—%
Total liabilities	47,051	47,054	—%
Shareholders' equity	15,291	15,461	(1.1)%
Book value per share	383.75	379.83	1.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
(1) Certain assets and liabilities related to the sale of our Canadian Commercial Retail Insurance Operations are classified as assets and liabilities held-for-sale beginning in first quarter 2026 within Other Assets and Other Liabilities. Refer to Recent Developments and Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Revenues.
Premiums. Gross written premiums decreased by 18.0% to $3.6 billion for the three months ended March 31, 2026, compared to $4.4 billion for the three months ended March 31, 2025, reflecting a $551 million, or 80.3% decrease in our Legacy business and a $261 million, or 8.9%, decrease in our Reinsurance Treaty business, partially offset by a $22 million, or 2.9% increase in our Global Wholesale & Specialty business. The decrease in Legacy premiums was primarily driven by the non-renewal of retail business globally as well as remaining lines of business that have been previously discontinued.
The increase in Global Wholesale & Specialty premiums was primarily driven by specialty and professional liability businesses within North America and Accident and Health lines of business globally, partially offset by decreases in property/short tail, workers’ compensation and specialty casualty businesses. The decrease in Reinsurance Treaty premiums was primarily driven by portfolio actions to reduce casualty pro rata business, lower reinstatement premium and declining property rates in the second half of the prior year.
Net written premiums decreased by 14.7% to $3.2 billion for the three months ended March 31, 2026, compared to $3.7 billion for the three months ended March 31, 2025, which is consistent with the change in gross written premiums as well as the impact of seasonality of Mt. Logan premium cessions on the Reinsurance Treaty segment.
Premiums earned decreased by 7.2% to $3.6 billion during the three months ended March 31, 2026, compared to $3.9 billion during the three months ended March 31, 2025. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2025 is being earned through the 2026 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $63 million and other expense of $73 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily due to transaction expenses incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions, partially offset by the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro and British Pound Sterling. We recognized foreign currency exchange income of $12 million for the three months ended March 31, 2026 and foreign currency exchange expense of $74 million for the three months ended March 31, 2025. The transaction related expenses are primarily comprised of severance and retention costs.
The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended
(Dollars in millions)	2026	2025
Mt. Logan cell income	$1	$—
Foreign currency exchange income (expense)	12	(74)
Gain on pension plan settlement	—	(1)
Transaction-related expenses	(81)	—
Other	4	2
Total other income (expense)	$(63)	$(73)
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to the Consolidated Investments Results Section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following table presents our incurred losses and LAE for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$2,121	59.3%		$37	1.0%		$2,157	60.4%
Catastrophes	130	3.6%		(70)	(2.0)%		60	1.7%
Total	$2,250	63.0%		$(33)	(0.9)%		$2,217	62.0%

2025
Attritional	$2,359	61.3%		$—	—%		$2,359	61.3%
Catastrophes	534	13.9%		—	—%		534	13.9%
Total	$2,893	75.1%		$—	—%		$2,893	75.1%

Variance 2026/2025
Attritional	$(239)	(1.9)	pts	$37	1.0	pts	$(202)	(0.9)	pts
Catastrophes	(404)	(10.2)	pts	(70)	(2.0)	pts	(474)	(12.2)	pts
Total	$(643)	(12.2)	pts	$(33)	(0.9)	pts	$(676)	(13.1)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 23.4% to $2.2 billion for the three months ended March 31, 2026, compared to $2.9 billion for the three months ended March 31, 2025, primarily due to a decrease of $404 million in current year catastrophe losses, a decrease of $239 million in current year attritional losses and favorable development on prior year catastrophe losses of $70 million, partially offset by an increase in unfavorable development on prior year attritional losses of $37 million.
The decrease in current year attritional losses was mainly related to the impact of improved selections within the facultative line of business in the Global Wholesale & Specialty segment, the effect of the Washington D.C. aviation accident loss recognized in first quarter 2025 in the Reinsurance Treaty segment and change in business mix for both the Global Wholesale & Specialty and Reinsurance Treaty segments. The unfavorable development on prior year attritional losses of $37 million was primarily driven by development of Russia/Ukraine losses.
The current year catastrophe losses of $130 million for the three months ended March 31, 2026 related primarily to the 2026 Middle East Conflict ($58 million), the 2026 Winterstorm Fern ($27 million), the 2026 U.S. Winter Weather Events ($20 million), and the 2026 Kristin/Nils Storms ($25 million). The $534 million of current year catastrophe losses for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($512 million) and the Myanmar earthquake ($22 million). For the three months ended March 31, 2026, the favorable development on prior year catastrophe losses was mainly related to reserves released related to various well-seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves related to marine business.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural and man-made catastrophes contributed 1.7 percentage points to the combined ratio for the three months ended March 31, 2026, compared with 13.9 percentage points for the three months ended March 31, 2025.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased slightly by 0.1% to $825 million for the three months ended March 31, 2026, compared to $824 million for the three months ended March 31, 2025. Commission, brokerage, taxes and fees remained relatively consistent period over period for Reinsurance Treaty business, and slightly increased in Global Wholesale & Specialty premiums driven by mix of business.
Other Underwriting Expenses. Other underwriting expenses decreased by 9.4% to $216 million for the three months ended March 31, 2026, compared to $238 million for the three months ended March 31, 2025. The decrease in other underwriting expenses was mainly due to the impact of the decrease in premiums earned as well as $30 million of transition services expense reimbursement from AIG related to the Sale of Certain Commercial Retail Insurance Renewal Rights.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $38 million and $21 million for the three months ended March 31, 2026 and 2025, respectively. The increase in 2026 compared to 2025 was primarily due to professional fees associated with certain corporate initiatives.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $36 million and $38 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from FHLBNY.
Income Tax Expense (Benefit). Income tax expense was $83 million and $39 million for the three months ended March 31, 2026 and 2025, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The first quarter 2026 income tax expense includes a one-time tax benefit of approximately $40 million resulting from a change in the U.K. tax law effective March 20, 2026, following the OECD’s January 2025 guidance on “covered taxes”.
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
Net Income (Loss).
Our net income was $653 million and $210 million for the three months ended March 31, 2026 and 2025, respectively. The period over period increase in net income was primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 11.6 points to 91.2% for the three months ended March 31, 2026, compared to 102.7% for the three months ended March 31, 2025. The current year decrease is primarily due to lower current year catastrophe losses, favorable development on prior year catastrophe losses partially offset by unfavorable development on Russia/Ukraine losses, and a decrease in other underwriting expenses. For further details, please refer to the analysis of combined ratio components below.
The loss ratio component decreased by 13.1 points to 62.0% for the three months ended March 31, 2026, compared to 75.1% for the three months ended March 31, 2025 mainly due to a $404 million decrease in current year catastrophe losses, a $239 million decrease in current year attritional losses, and favorable development on prior catastrophe losses of $70 million noted above slightly offset by unfavorable development of $37 million primarily driven by Russia/Ukraine losses.
The commission and brokerage ratio components increased by 1.7 points to 23.1% for the three months ended March 31, 2026, compared to 21.4% for the three months ended March 31, 2025 primarily due to mix of business.
The other underwriting expense ratios decreased by 0.1 points to 6.0% for the three months ended March 31, 2026, compared to 6.2% for the three months ended March 31, 2025.
Shareholders’ Equity.
Shareholders’ equity decreased by $170 million to $15.3 billion at March 31, 2026 from $15.5 billion at December 31, 2025, principally as a result of $374 million of unrealized depreciation on available for sale fixed maturity portfolio net of tax, $331 million of treasury share purchases, $80 million of shareholder dividends and $35 million of net foreign currency translation adjustments, partially offset by $653 million of net income.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 15.5% to $567 million for the three months ended March 31, 2026, compared with net investment income of $491 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily the result of an increase of $94 million in limited partnership income, an increase of $7 million in income from fixed maturity investments and an increase of $7 million in income from other alternative investments, partially offset by a decline of $22 million in income from short-term investments and cash. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fixed maturities	$393	$386
Equity securities	2	1
Short-term investments and cash	26	48
Other invested assets
Limited partnerships	119	25
Other	37	30
Gross investment income before adjustments	577	490
Funds held interest income (expense)	4	12
Future policy benefit reserve income (expense)	—	—
Gross investment income	581	502
Investment expenses	13	11
Net investment income	$567	$491
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Annualized pre-tax yield on average cash and invested assets	5.0%	4.6%
Annualized after-tax yield on average cash and invested assets	4.1%	3.8%
Annualized return on invested assets	4.9%	4.5%
Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$14	$5	$9
Losses	(30)	(9)	(22)
Total	(16)	(3)	(13)

Fixed maturity securities - held to maturity
Gains	—	—	—
Losses	—	(1)	1
Total	—	(1)	1

Equity securities
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Other Invested Assets
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Short-Term Investments
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Total net realized gains (losses) from dispositions
Gains	14	5	9
Losses	(30)	(10)	(21)
Total	(16)	(5)	(12)

Allowance for credit losses	13	(1)	14

Gains (losses) from fair value adjustments
Equity securities	(7)	(2)	(5)
Total	(7)	(2)	(5)

Total net gains (losses) on investments	$(10)	$(7)	$(3)
(Some amounts may not reconcile due to rounding.)

Net gains (losses) on investments during the three months ended March 31, 2026 primarily relate to $16 million of losses due to the disposition of investments, $7 million of losses from fair value adjustments on equity securities and a decrease to the allowance for credit losses of $13 million. The $13 million net decrease in allowance for credit losses is primarily comprised of reductions in allowance of $22 million due to disposals of securities that were earmarked with a credit allowance, partially offset by impairments of approximately $9 million.
Segment Results.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Commercial Retail Insurance business in certain geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.
The Company now has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty. Our Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. These segment presentation changes have been reflected retrospectively.
Our three reportable segments, Reinsurance Treaty, Global Wholesale & Specialty and Legacy, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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

Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$2,674	$2,935	$(261)	(8.9)%
Net written premiums	2,405	2,528	(123)	(4.9)%

Premiums earned	$2,456	$2,579	$(123)	(4.8)%
Incurred losses and LAE	1,448	2,005	(556)	(27.7)%
Commission and brokerage	632	637	(5)	(0.8)%
Other underwriting expenses	61	60	1	1.9%
Underwriting gain (loss)	$315	$(122)	$437	NM

				Point Chg
Loss ratio	59.0%	77.7%		(18.7)
Commission and brokerage ratio	25.7%	24.7%		1.0
Other underwriting expense ratio	2.5%	2.3%		0.2
Combined ratio	87.2%	104.7%		(17.5)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 8.9% to $2.7 billion for the three months ended March 31, 2026 from $2.9 billion for the three months ended March 31, 2025, primarily driven by portfolio actions on casualty pro rata business, lower reinstatement premium and declining property rates in the second half of the prior year and into the first quarter of 2026.
Net written premiums decreased by 4.9% to $2.4 billion for the three months ended March 31, 2026, compared to $2.5 billion for the three months ended March 31, 2025, which is consistent with the change in gross written premiums as well as impact of seasonality of Mt.Logan premium cessions.
Premiums earned decreased by 4.8% to $2.5 billion for the three months ended March 31, 2026, compared to $2.6 billion for the three months ended March 31, 2025. The change in premiums earned relative to net written premiums is the result of timing of earning in comparison with writing.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,392	56.7%		$37	1.5%		1,428	58.2%
Catastrophes	90	3.7%		(70)	(2.8)%		20	0.8%
Total Segment	$1,482	60.3%		$(33)	(1.4)%		$1,448	59.0%

2025
Attritional	$1,496	58.0%		$—	—%		1,496	58.0%
Catastrophes	509	19.7%		—	—%		509	19.7%
Total Segment	$2,004	77.7%		$—	—%		$2,005	77.7%

Variance 2026/2025
Attritional	$(104)	(1.3)	pts	$37	1.5	pts	$(68)	0.2	pts
Catastrophes	(418)	(16.0)	pts	(70)	(2.9)	pts	(489)	(18.9)	pts
Total Segment	$(523)	(17.4)	pts	$(34)	(1.4)	pts	$(556)	(18.7)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 27.7% to $1.4 billion for the three months ended March 31, 2026, compared to $2.0 billion for the three months ended March 31, 2025. The decrease was primarily due to a decrease of $418 million in current year catastrophe losses, a decrease of $104 million in current year attritional losses and favorable development on prior year catastrophe losses of $70 million, partially offset by an increase of unfavorable development on prior year attritional losses of $37 million.
The decrease in current year attritional losses was mainly related to the impact of change in business mix and effect of the Washington D.C. aviation accident loss recognized in first quarter 2025. The unfavorable development on prior year attritional losses of $37 million was primarily driven by development of Russia/Ukraine losses.
The $90 million of current year catastrophe losses for the three months ended March 31, 2026 related primarily to the 2026 Middle East Conflict ($40 million), 2026 Kristin Storms ($15 million), the 2026 Winter Storm Fern ($15 million), the 2026 U.S. Winter Weather Events ($10 million) and the 2026 Nils Storm ($10 million). The $509 million of current year catastrophe losses for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($489 million) and the Myanmar earthquake ($20 million). For three months ended March 31, 2026, the favorable development on prior year catastrophe losses was mainly related to reserves released for various well seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves related to marine business.
Segment Expenses. Commission and brokerage expense decreased by 0.8% to $632 million for the three months ended March 31, 2026, compared to $637 million for the three months ended March 31, 2025. The decrease was mainly due to the impact of the decrease in premiums earned. Segment other underwriting expenses remained relatively consistent, increasing slightly by 1.9% to $61 million for the three months ended March 31, 2026, compared to $60 million for the three months ended March 31, 2025.

Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$793	$770	$22	2.9%
Net written premiums	692	655	37	5.6%

Premiums earned	$719	$732	$(13)	(1.8)%
Incurred losses and LAE	453	482	(29)	(5.9)%
Commission and brokerage	152	143	9	6.3%
Other underwriting expenses	90	76	15	19.4%
Underwriting gain (loss)	$23	$32	$(8)	(26.4)%

				Point Chg
Loss ratio	63.0%	65.8%		(2.8)
Commission and brokerage ratio	21.2%	19.6%		1.6
Other underwriting expense ratio	12.6%	10.3%		2.3
Combined ratio	96.8%	95.7%		1.1
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 2.9% to $793 million for the three months ended March 31, 2026, compared to $770 million for the three months ended March 31, 2025. The increase in Global Wholesale & Specialty was primarily driven by specialty, professional liability, and accident and health business globally, partially offset by property/short-tail and casualty businesses.
Net written premiums increased by 5.6% to $692 million for the three months ended March 31, 2026, compared to $655 million for the three months ended March 31, 2025. The increase is consistent with gross written premium changes in addition to business mix which reflects an increased proportion in lines of business with higher overall net retention
Premiums earned decreased by 1.8% to $719 million for the three months ended March 31, 2026, compared to $732 million for the three months ended March 31, 2025. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$423	58.9%		$—	—%		423	58.9%
Catastrophes	30	4.2%		—	—%		30	4.2%
Total Segment	$453	63.0%		$—	—%		$453	63.0%

2025
Attritional	$461	63.0%		$—	—%		461	63.0%
Catastrophes	23	3.1%		(2)	(0.3)%		21	2.8%
Total Segment	$484	66.1%		$(2)	(0.3)%		$482	65.8%

Variance 2026/2025
Attritional	$(38)	(4.1)	pts	$—	—	pts	$(38)	(4.1)	pts
Catastrophes	7	1.1	pts	2	0.3	pts	9	1.4	pts
Total Segment	$(31)	(3.1)	pts	$2	0.3	pts	$(29)	(2.8)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 5.9% to $453 million for the three months ended March 31, 2026, compared to $482 million for the three months ended March 31, 2025. The decrease was mainly due to a decrease of $38 million in current year attritional losses, partially offset by an increase of $7 million in current year catastrophe losses and a decrease of $2 million in favorable development from prior year catastrophe losses.
The decrease in current year attritional losses was mainly related to the impact of change in business mix. The $30 million of current year catastrophe losses for the three months ended March 31, 2026 related to the 2026 Middle East Conflict ($17 million) and 2026 Winterstorm Fern ($13 million). The $23 million of current year catastrophe losses for the three months ended March 31, 2025 related to the 2025 Southern California wildfires and the Myanmar earthquake.
Segment Expenses. Commission and brokerage increased by 6.3% to $152 million for the three months ended March 31, 2026, compared to $143 million for the three months ended March 31, 2025. The increase in commission and brokerage expenses were primarily due to mix of business. Segment other underwriting expenses increased to $90 million for the three months ended March 31, 2026, compared to $76 million for the three months ended March 31, 2025. The increase was mainly due to investment in people and technology.
Legacy.
The Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for finite period in 2026.

The following table presents the underwriting results and ratios for the Legacy segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$135	$686	$(551)	(80.3)%
Net written premiums	89	552	(462)	(83.8)%

Premiums earned	$399	$540	$(141)	(26.1)%
Incurred losses and LAE	316	407	(92)	(22.5)%
Commission and brokerage	41	44	(3)	(7.8)%
Other underwriting expenses	65	103	(38)	(37.1)%
Underwriting gain (loss)	$(22)	$(14)	$(8)	55.4%
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 80.3% to $135 million for the three months ended March 31, 2026, compared to $686 million for the three months ended March 31, 2025. Net written premiums decreased by 83.8% to $89 million for the three months ended March 31, 2026, compared to $552 million for the three months ended March 31, 2025. Premiums earned decreased by 26.1% to $399 million for the three months ended March 31, 2026, compared to $540 million for the three months ended March 31, 2025. Premiums are expected to decrease as premiums earn and as the commercial retail insurance business is renewed with AIG under the previously announced renewal rights agreement.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$306	76.7%		$—	—%		306	76.7%
Catastrophes	10	2.5%		—	—%		10	2.5%
Total Segment	$316	79.2%		$—	—%		$316	79.2%

2025
Attritional	$402	74.5%		$—	—%		403	74.6%
Catastrophes	3	0.5%		2	0.4%		5	0.9%
Total Segment	$405	75.0%		$2	0.4%		$407	75.4%

Variance 2026/2025
Attritional	$(97)	2.1	pts	$—	—	pts	$(97)	2.1	pts
Catastrophes	7	2.0	pts	(2)	(0.4)	pts	5	1.6	pts
Total Segment	$(89)	4.1	pts	$(2)	(0.4)	pts	$(92)	3.7	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 22.5% to $316 million for the three months ended March 31, 2026, compared to $407 million for the three months ended March 31, 2025. The decrease was mainly due to a decrease of $97 million in current year attritional losses and a decrease of $2 million in unfavorable development from prior year catastrophe losses, partially offset by an increase of $7 million in current year catastrophe losses.
The increase in current year attritional loss ratio is primarily driven by continued conservative loss selections within the North America Casualty lines of business. The $10 million of current year catastrophe losses for the three months ended March 31, 2026 primarily related to the 2026 U.S. Winter Weather Events. The $3 million of current year catastrophe losses for the three months ended March 31, 2025 related to the 2025 Southern California wildfires.
Segment Expenses. Commission and brokerage decreased by 7.8% to $41 million for the three months ended March 31, 2026, compared to $44 million for the three months ended March 31, 2025. Segment other underwriting expenses decreased to $65 million for the three months ended March 31, 2026, compared to $103 million for the three months ended March 31, 2025. The decrease in commission was mainly due to the impact of the decrease in premiums earned, due to the lines of business included in this segment primarily being in run-off. The decrease in operating expenses is driven by the recognition of transition services income driven by the Renewal Right Sale.
FINANCIAL CONDITION
Investments. Total investments, were $43.6 billion at March 31, 2026, a decrease of $505 million compared to $44.1 billion at December 31, 2025. The decrease in investments was primarily driven by a decrease in short-term investments of $765 million, an increase in fixed maturities - available for sale due to an overall net purchase of $785 million, an increase in fixed maturities - held to maturity due to an overall net purchase of $30 million, a net increase in other invested assets of $14 million, and net unrealized loss of $453 million during the three months ended March 31, 2026.
The Company’s limited partnership investments are comprised of limited partnerships that invest in private equity, private credit and private real estate. Generally, the limited partnerships are reported on a month or quarter lag. We receive annual audited financial statements for all of the limited partnerships, which are primarily prepared using fair value accounting in accordance with Financial Accounting Standards Board guidance. For the quarterly reports, the Company reviews the financial reports for any unusual changes in carrying value. If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At March 31, 2026	At December 31, 2025
Fixed income portfolio duration (years)	3.5	3.4
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables totaled $5.1 billion and March 31, 2026 respectively. At March 31, 2026, in connection with the ADC reinsurance agreements, $1.25 billion was recoverable from State National Insurance Company, Inc. At March 31, 2026, $394 million, or 7.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $350 million, or 10.0%, was receivable from Munich Reinsurance America, Inc. and $326 million, or 7.7% was receivable from Endurance Assurance Corporation. No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $34.6 billion and $34.3 billion at March 31, 2026 and December 31, 2025, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At March 31, 2026
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance Treaty	$6,260	$14,128	$20,388	58.8%
Global Wholesale & Specialty	1,708	4,334	6,042	17.4%
Legacy (1)	2,197	6,023	8,219	23.7%
Total	$10,164	$24,484	$34,649	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Legacy. At March 31, 2026, A&E case and IBNR reserves totaled $148 million and $56 million, respectively.

	At December 31, 2025
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance Treaty	$6,223	$13,830	$20,053	58.4%
Global Wholesale & Specialty	1,715	4,220	5,935	17.3%
Legacy (1)	2,264	6,060	8,324	24.3%
Total	$10,201	$24,110	$34,312	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Legacy. At December 31, 2025, A&E case and IBNR reserves totaled $150 million and $59 million, respectively.
Changes in premiums earned and business mix, reserve refinement, catastrophe losses, including losses related to the Middle East conflict, and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.
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
We are exposed to losses arising from unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism, wars, pandemics, political instability and significant cyber or operational incidents, for which liabilities cannot be estimated using traditional reserving techniques. For example, we have exposure to losses due to the uncertainty regarding the current conflict in the Middle East. The Company’s loss and LAE reserves represent management’s current best estimate of the ultimate liability.
There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.
Asbestos and Environmental Exposures. A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The results of run-off A&E exposures are included within the Company’s Legacy segment. The following table summarizes the outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	At March 31,	At December 31,
(Dollars in millions)	2026	2025
Gross reserves	$204	$209
Ceded reserves	(16)	(16)
Net reserves	$188	$193
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at March 31, 2026, we had net asbestos loss reserves of $165 million, or 87.9%, of total net A&E reserves, all of which was for assumed business. At March 31, 2026, we had gross asbestos loss reserves of $181 million, or 88.9% of total gross A&E reserves, all of which was for assumed business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 4.6 years at March 31, 2026 and 4.7 years at December 31, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at March 31, 2026 and December 31, 2025 was $15.3 billion and $15.5 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) and Everest Reinsurance Company (“Everest Re”), are regulated by the Bermuda Monetary Authority (“BMA”) and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the BMA and Everest Re is subject to the RBC developed by the U.S. National Association of Insurance Commissioners (“NAIC”). Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
The actual and required statutory capital and surplus of Bermuda Re was as follows:

	Bermuda Re
	At December 31,
(Dollars in millions)	2025	2024
Statutory economic capital and surplus	$5,415	$4,623
Required statutory capital and surplus (1)	$2,532	$2,626
(1) The required statutory capital and surplus is calculated as the BSCR.
The regulatory targeted capital and the actual statutory capital for Everest Re was as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2025	2024
Actual capital	$8,856	$8,126
Regulatory targeted capital	$5,119	$4,799
(1) Regulatory targeted capital represents 200% of the Risk Based Capital authorized control level calculation for the applicable year.
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
We maintain our own economic capital models to monitor and project our overall capital. We also monitor and project the regulatory capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
For the three months ended March 31, 2026, we repurchased 1,002,516 of our common shares at a cost of $331 million in the open market and paid $80 million in common share dividends to enhance long-term expected returns to our shareholders. During fiscal year 2025, we repurchased 2,394,763 of our common shares at a cost of $797 million in the open market and paid $335 million in common share dividends. From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing board of directors (“Board”) authorization to repurchase up to 32 million of our shares was increased by 10 million shares to authorize the repurchase of up to 42 million shares. As of March 31, 2026, we had repurchased 34.7 million shares under this authorization. During the first quarter of 2026, the Company’s Board declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on March 27, 2026 for holders of record as of March 13, 2026.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $649 million and $928 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $107 million and $317 million for the three months ended March 31, 2026 and 2025, respectively, and net tax payments of $12 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2026 and December 31, 2025, we held cash and short-term investments of $3.6 billion and $4.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2026, we had $1.4 billion of fixed maturity securities - available for sale maturing within one year or less, $11.1 billion maturing within one to five years and $8.5 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2026, we had $432 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $784 million of pre-tax unrealized depreciation and $352 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2026, Everest Re had statutory admitted assets of approximately $32.2 billion which provides borrowing capacity of up to approximately $3.2 billion. As of March 31, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. See Note 8 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $45.0 billion cash and invested assets portfolio at March 31, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.7 billion of mortgage-backed securities in the $35.2 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.2 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At March 31, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$40,211	$38,937	$37,618	$36,255	$34,847
Fair Value Change from Base (%)	6.9%	3.5%	—%	(3.6)%	(7.4)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,096	$1,065	$—	$(1,101)	$(2,236)
We had $34.6 billion and $34.3 billion of gross reserves for losses and LAE as of March 31, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.1 billion resulting in a discounted reserve balance of approximately $26.0 billion, representing approximately 69.3% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Our operating entities may conduct business in local currency, as well as the currency of other countries in which they operate. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar. the British Pound Sterling and the Euro. Generally, we mitigate foreign exchange exposure by matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income

(expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2026	297,345	$327.8870	297,345	8,000,331
February 1 - 28, 2026	316,574	$335.8802	295,095	7,705,236
March 1 - 31, 2026	457,076	$328.5770	410,076	7,295,160
Total	1,070,995	$—	1,002,516	7,295,160
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares. Currently, an aggregate amount of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, 10b5-1 share repurchase plans, privately negotiated transactions, or a combination thereof. As of March 31, 2026, the Company and/or its subsidiary Holdings have repurchased an aggregate of 34.7 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vestings and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2026.
Item 5.02. Departure of Directors or Certain Officers; Appointment of Certain Officers.

In a Current Report on Form 8-K filed with the SEC on November 20, 2025, the Company announced the retirement of Mark Kociancic, its Executive Vice President and CFO and the appointment of Elias Habayeb as his successor. Mr. Kociancic retired from his role on April 30, 2026. During the transition period between Mr. Kociancic’s retirement and the effective date of Mr. Habayeb’s appointment as Executive Vice President and Chief Financial Officer, the Company’s Chief Accounting Officer, Robert J. Freiling, was the Company’s Principal Financial Officer. Mr. Freiling, age 58, has served as the Company’s Senior Vice President and Chief Accounting Officer since August 2021. Prior to that, he served as the Company’s Deputy Controller.
ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
10.1*	Separation, Transition Services and General Release Agreement, effective March 13, 2026 by and between Ricardo A. Anzaldua and Everest Global Services, Inc.

10.2*	Purchase and Sale Agreement, effective dated March 22, 2026 between Everest Underwriting Group (Ireland) Limited and The Wawanesa Mutual Insurance Company

10.3*	Form of 2026 Performance Stock Unit Award Agreement under the Everest Group, Ltd. 2020 Stock Incentive Plan

10.4*	Form of 2026 Restricted Stock Award Agreement under the Everest Group, Ltd. 2020 Stock Incentive Plan

10.5*	Employment Contract between Everest Advisors (UK), Ltd. and Jason Keen dated June 24, 2021, as amended by the Contract variation letters subsequent thereto

10.6*	Amended & Restated Executive Performance Annual Incentive Plan

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Robert J. Freiling

32.1	Section 906 Certification of James Williamson and Robert J. Freiling

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ ROBERT J. FREILING
Robert J. Freiling
Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer)
Dated: May 5, 2026