Form 10-Q
period 2026-06-30
EVEREST GROUP, LTD.
filed 2026-08-03
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 27, 2026
Common Shares, $0.01 par value	38,342,734

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
•declines in our investment values and investment income due to exposure to financial markets conditions;
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
•the effects of new regulations, regulatory oversight and our failure to comply with insurance laws and regulations and other regulatory challenges;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$34,445	$34,573
(amortized cost: 2026, $34,912; 2025, $34,620, credit allowances: 2026, $(64); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $568; 2025, $576, net of credit allowances: 2026, $(8); 2025, $(6))	568	567
Equity securities, at fair value	185	180
Other invested assets	6,044	5,796
Short-term investments	2,503	2,994
Cash	1,117	1,318
Total investments and cash	44,863	45,429
Accrued investment income	411	436
Premiums receivable (net of credit allowances: 2026, $(99); 2025, $(94))	5,595	5,727
Reinsurance loss recoverables (net of credit allowances: 2026, $(61); 2025, $(57))	5,092	5,110
Funds held by reinsureds	1,408	1,326
Deferred acquisition costs	1,454	1,546
Prepaid reinsurance premiums	710	653
Income tax asset, net	952	915
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,682	1,372
TOTAL ASSETS	$62,167	$62,514

LIABILITIES:
Reserve for losses and loss adjustment expenses	$34,735	$34,312
Unearned premium reserve	6,436	7,275
Funds held under reinsurance treaties	267	267
Amounts due to reinsurers	806	642
Losses in course of payment	124	151
Senior notes	2,352	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	21	21
Unsettled securities payable	5	—
Other liabilities	753	797
Total liabilities	46,737	47,054

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.5 (2026) and 74.4 (2025)
shares issued and outstanding	1	1
Additional paid-in capital	3,871	3,852
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(124) at 2026 and $(23) at 2025	(432)	(52)
Treasury shares, at cost; 35.8 shares (2026) and 33.7 shares (2025)	(5,630)	(4,906)
Retained earnings	17,620	16,565
Total shareholders' equity	15,430	15,461
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,167	$62,514
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,490	$3,991	$7,064	$7,843
Net investment income	523	532	1,091	1,023
Net gains (losses) on investments	(8)	(5)	(17)	(12)
Other income (expense)	(45)	(27)	(108)	(100)
Total revenues	3,961	4,491	8,029	8,754

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,170	2,472	4,388	5,366
Commission, brokerage, taxes and fees	814	880	1,638	1,704
Other underwriting expenses	225	254	441	492
Corporate expenses	33	31	71	52
Interest, fees and bond issue cost amortization expense	36	38	71	76
Total claims and expenses	3,278	3,676	6,609	7,690

INCOME (LOSS) BEFORE TAXES	683	815	1,420	1,064
Income tax expense (benefit)	124	135	207	173

NET INCOME (LOSS)	$559	$680	$1,213	$890

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	15	301	(360)	585
Reclassification adjustment for realized losses (gains) included in net income (loss)	12	7	13	12
Total URA(D) of securities arising during the period	27	308	(347)	597

Foreign currency translation and other adjustments	3	164	(32)	228

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	(8)	(1)	(8)
Total benefit plan net gain (loss) for the period	—	(8)	(1)	(8)
Total other comprehensive income (loss), net of tax	30	465	(380)	817

COMPREHENSIVE INCOME (LOSS)	$589	$1,145	$832	$1,707

EARNINGS PER COMMON SHARE:
Basic	$14.22	$16.10	$30.45	$20.93
Diluted	14.22	16.10	30.45	20.93
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except dividends per share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	39.8	42.5	40.7	43.0
Issued (redeemed) during the period, net	—	—	0.1	0.1
Treasury shares acquired	(1.2)	(0.6)	(2.2)	(1.2)
Balance end of period	38.7	41.9	38.7	41.9

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,849	3,799	3,852	3,812
Share-based compensation plans	22	19	20	6
Balance end of period	3,871	3,818	3,871	3,818

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(462)	(786)	(52)	(1,138)
Net increase (decrease) during the period	30	465	(380)	817
Balance end of period	(432)	(321)	(432)	(321)

RETAINED EARNINGS:
Balance beginning of period	17,139	15,434	16,565	15,309
Net income (loss)	559	680	1,213	890
Dividends declared ($2.00 per share in 2Q 2026 and $4.00 per share YTD in 2026;
$2.00 per share in 2Q 2025 and $4.00 per share YTD in 2025)	(78)	(84)	(158)	(169)
Balance, end of period	17,620	16,030	17,620	16,030

TREASURY SHARES AT COST:
Balance beginning of period	(5,236)	(4,308)	(4,906)	(4,108)
Purchase of treasury shares	(395)	(200)	(725)	(400)
Share-based compensation plans	—	—	1	—
Balance end of period	(5,630)	(4,508)	(5,630)	(4,508)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$15,430	$15,019	$15,430	$15,019
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,213	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	78	(662)
Decrease (increase) in funds held by reinsureds, net	(85)	(79)
Decrease (increase) in reinsurance recoverables	(149)	199
Decrease (increase) in income taxes	59	152
Decrease (increase) in prepaid reinsurance premiums	(90)	85
Increase (decrease) in reserve for losses and loss adjustment expenses	669	1,688
Increase (decrease) in unearned premiums	(788)	63
Increase (decrease) in amounts due to reinsurers	212	12
Increase (decrease) in losses in course of payment	(27)	12
Change in equity adjustments in limited partnerships	(240)	(140)
Distribution of limited partnership income	90	74
Change in other assets and liabilities, net	—	(249)
Non-cash compensation expense	40	26
Amortization of bond premium (accrual of bond discount)	(60)	(78)
Net (gains) losses on investments	17	12
Net cash provided by (used in) operating activities	939	2,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,174	2,129
Proceeds from fixed maturities sold - available for sale	1,083	280
Proceeds from fixed maturities matured/called/repaid - held to maturity	69	105
Proceeds from fixed maturities sold - held to maturity	—	10
Proceeds from equity securities sold	—	54
Distributions from other invested assets	119	223
Cost of fixed maturities acquired - available for sale	(3,820)	(5,767)
Cost of fixed maturities acquired - held to maturity	(69)	(4)
Cost of equity securities acquired	(3)	(2)
Cost of other invested assets acquired	(224)	(303)
Net change in short-term investments	470	2,299
Net change in unsettled securities transactions	1	(38)
Net cash provided by (used in) investing activities	(199)	(1,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(21)	(19)
Purchase of treasury shares	(725)	(400)
Dividends paid to shareholders	(158)	(169)
Cost of shares withheld on settlements of share-based compensation awards	(24)	(20)
Net cash provided by (used in) financing activities	(927)	(608)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	(32)

Net change in cash including balances classified as held-for-sale	(161)	352
Net change in cash balances classified as held-for-sale (1)	(40)	—
Cash, beginning of period	1,318	1,549
Cash, end of period	$1,117	$1,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$143	$16
Interest paid	71	75

NON-CASH TRANSACTIONS:
Non-cash restructure of fixed maturity securities - available for sale and other invested assets	—	39
Non-cash restructure of fixed maturity securities - available for sale and equity securities	6	—
The accompanying notes are an integral part of the consolidated financial statements.
(1) See Note 6 for details of the assets and liabilities classified as “held-for-sale” as of June 30, 2026.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2026 and 2025
1.GENERAL
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
Recent Developments
On June 17, 2026, the Company announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re Ltd. (“Annapurna”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from the Company's general accounts.
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to American International Group, Inc. (“AIG”). The transaction is anticipated to close in early 2027. See Note 6 of the Notes to these Consolidated Financial Statements for more information.
On March 22, 2026, the Company entered into a definitive agreement to sell its Canadian Commercial Retail Insurance Operations, Everest Insurance Company of Canada (“Everest Canada”), to The Wawanesa Mutual Insurance Company (“Wawanesa”). The transaction is anticipated to close in the second half of 2026. See Note 6 of the Notes to these Consolidated Financial Statements for more information.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in the majority of our geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed by recasting specific sections of its 2025 Form 10-K. See Note 7 of the Notes to the Consolidated Financial Statements for more information.
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.

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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2026.
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
3.INVESTMENTS
Invested Assets Held-for-sale
As of June 30, 2026, we held $141 million and $41 million of fixed maturity securities - available for sale and short-term investments, respectively, for our Canadian and Colombian Commercial Retail Insurance Operations, reported as assets held-for-sale within other assets. This compares to $163 million and $12 million of fixed maturity securities - available for sale and short-term investments, respectively, at December 31, 2025, which were included in total investments and cash.
Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.

The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$831	$—	$1	$(20)	812
Tax-exempt obligations of U.S. states and political subdivisions	40	—	—	(4)	37
Corporate securities	9,839	(39)	100	(211)	9,689
Asset-backed securities	5,081	(25)	7	(29)	5,033
Mortgage-backed securities
Agency commercial	403	—	5	(3)	405
Non-agency commercial	1,232	—	2	(37)	1,198
Agency residential	5,280	—	43	(185)	5,138
Non-agency residential	1,767	—	13	(9)	1,771
Foreign government securities	2,286	—	21	(81)	2,226
Foreign corporate securities	8,152	—	155	(171)	8,136
Total fixed maturity securities - available for sale	$34,912	$(64)	$346	$(749)	$34,445
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$845	$—	$4	$(19)	$830
Tax-exempt obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	9,913	(54)	206	(183)	9,882
Asset-backed securities	5,094	(14)	14	(17)	5,077
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	1,151	—	4	(33)	1,121
Agency residential	5,544	—	82	(161)	5,465
Non-agency residential	1,689	—	32	(1)	1,721
Foreign government securities	2,400	—	36	(64)	2,371
Foreign corporate securities	7,535	—	253	(135)	7,653
Total fixed maturity securities - available for sale	$34,620	$(68)	$640	$(619)	$34,573
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$180	$(2)	$1	$(3)	$176
Asset-backed securities	318	(5)	4	(8)	310
Mortgage-backed securities
Non-agency commercial	—	—	—	—	—
Foreign corporate securities	78	(1)	5	—	82
Total fixed maturity securities - held to maturity	$576	(8)	$10	$(11)	$568
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,496	$1,463	$1,440	$1,405
Due after one year through five years	11,152	11,059	10,746	10,819
Due after five years through ten years	6,986	6,931	6,722	6,781
Due after ten years	1,514	1,447	1,830	1,772
Asset-backed securities	5,081	5,033	5,094	5,077
Mortgage-backed securities
Agency commercial	403	405	404	412
Non-agency commercial	1,232	1,198	1,151	1,121
Agency residential	5,280	5,138	5,544	5,465
Non-agency residential	1,767	1,771	1,689	1,721
Total fixed maturity securities - available for sale	$34,912	$34,445	$34,620	$34,573
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$36	$36	$25	$25
Due after one year through five years	77	76	68	69
Due after five years through ten years	41	43	4	4
Due after ten years	104	104	148	155
Asset-backed securities	318	310	328	322
Mortgage-backed securities
Non-agency commercial	—	—	—	—
Total fixed maturity securities - held to maturity	$576	$568	$573	$576
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$30	$360	$(423)	$707
Equity method investments	—	—	—	—
Change in URA(D), pre-tax	30	360	(423)	707
Deferred tax benefit (expense)	(3)	(52)	75	(111)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$27	$308	$(347)	$597
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2026 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$373	$(6)	$312	$(14)	$684	$(20)
Tax-exempt obligations of U.S. states and political subdivisions	—	—	33	(4)	33	(4)
Corporate securities	2,689	(47)	2,183	(163)	4,871	(210)
Asset-backed securities	1,197	(16)	409	(13)	1,606	(29)
Mortgage-backed securities
Agency commercial	137	(2)	18	(1)	155	(3)
Non-agency commercial	215	(1)	646	(35)	861	(37)
Agency residential	812	(9)	1,707	(176)	2,518	(185)
Non-agency residential	717	(8)	65	(1)	782	(9)
Foreign government securities	796	(18)	756	(63)	1,552	(81)
Foreign corporate securities	2,004	(40)	1,748	(131)	3,752	(171)
Total	$8,939	$(147)	$7,876	$(601)	$16,815	$(748)
Securities where an allowance for credit loss was recorded	58	(1)	—	—	58	(1)
Total fixed maturity securities - available for sale	$8,997	$(148)	$7,876	$(601)	$16,873	$(749)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2026 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$138	$(3)	$798	$(25)	$935	$(29)
Due in one year through five years	2,783	(44)	2,671	(191)	5,454	(234)
Due in five years through ten years	2,661	(54)	850	(86)	3,511	(141)
Due after ten years	280	(9)	712	(73)	992	(82)
Asset-backed securities	1,197	(16)	409	(13)	1,606	(29)
Mortgage-backed securities	1,881	(20)	2,435	(213)	4,316	(233)
Total	$8,939	$(147)	$7,876	$(601)	$16,815	$(748)
Securities where an allowance for credit loss was recorded	58	(1)	—	—	58	(1)
Total fixed maturity securities - available for sale	$8,997	$(148)	$7,876	$(601)	$16,873	$(749)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2026 were $16.9 billion and $749 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at June 30, 2026, amounted to less than 2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2026 comprised less than 1% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $148 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential, foreign government securities and asset-backed securities. Of these unrealized losses, $144 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $601 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential, foreign government securities, and non-agency commercial mortgage-backed securities. Of these unrealized losses, $595 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2025 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$244	$(5)	$333	$(14)	$577	$(19)
Tax-exempt obligations of U.S. states and political subdivisions	2	—	33	(4)	35	(4)
Corporate securities	1,370	(31)	1,990	(147)	3,360	(179)
Asset-backed securities	802	(5)	429	(12)	1,231	(17)
Mortgage-backed securities
Agency commercial	43	(1)	17	(1)	60	(2)
Non-agency commercial	288	(5)	631	(29)	919	(33)
Agency residential	234	(3)	1,755	(158)	1,990	(161)
Non-agency residential	81	—	87	—	168	(1)
Foreign government securities	260	(4)	854	(61)	1,114	(64)
Foreign corporate securities	847	(15)	1,615	(120)	2,463	(135)
Total	$4,171	$(68)	$7,745	$(547)	$11,916	$(615)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$4,194	$(70)	$7,759	$(549)	$11,953	$(619)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2025 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$165	$(5)	$675	$(18)	$840	$(23)
Due in one year through five years	1,475	(33)	2,411	(156)	3,887	(189)
Due in five years through ten years	859	(14)	987	(99)	1,846	(112)
Due after ten years	223	(3)	752	(74)	975	(77)
Asset-backed securities	802	(5)	429	(12)	1,231	(17)
Mortgage-backed securities	646	(8)	2,490	(188)	3,137	(196)
Total	$4,171	$(68)	$7,745	$(547)	$11,916	$(615)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$4,194	$(70)	$7,759	$(549)	$11,953	$(619)
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$411	$396	$804	$782
Equity securities	1	1	3	2
Short-term investments and cash	29	33	56	82
Other invested assets
Limited partnerships	61	88	180	113
Other	31	22	68	52
Gross investment income before adjustments	533	541	1,109	1,031
Funds held interest income (expense)	5	2	9	14
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	538	543	1,118	1,045
Investment expenses	15	11	28	22
Net investment income	$523	$532	$1,091	$1,023
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
The Company had contractual commitments to invest up to an additional $2.5 billion in limited partnerships and private placement loan securities at June 30, 2026, which includes $1.3 billion specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $2.0 billion and $1.9 billion as of June 30, 2026 and December 31, 2025, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The

Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2026 and December 31, 2025 is limited to the total carrying value of $4.1 billion and $3.9 billion, respectively, which are included in general and limited partnerships.
As of June 30, 2026, the Company has outstanding commitments totaling $1.3 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Credit allowance on fixed maturity securities	$(11)	$(2)	$2	$(2)
Gains (losses) from fair value adjustment on public equities	5	5	(1)	3
Net realized gains (losses) from dispositions:
Fixed maturities	(2)	(8)	(18)	(12)
Equity securities	—	—	—	(1)
Other Invested Assets	—	—	—	—
Short-term investments	—	—	—	—
Total net realized gains (losses) from dispositions	(2)	(8)	(18)	(13)

Total net gains (losses) on investments	$(8)	$(5)	$(17)	$(12)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Total	Corporate Securities	Asset-Backed Securities	Total
Beginning balance	$(39)	$(14)	$(53)	$(54)	$(14)	$(68)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)	(2)	—	(2)
Increases in allowance on previously
impaired securities	(1)	(12)	(13)	(7)	(12)	(19)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	3	25	—	25
Balance, end of period	$(39)	$(25)	$(64)	$(39)	$(25)	$(64)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(36)	$—	$(37)	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	(3)	(4)	—	(4)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—
Balance, end of period	$(39)	$—	$(40)	$(39)	$—	$(40)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(8)	$(2)	$(3)	$(1)	$(6)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	(2)	—	(2)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	(8)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	1	1	—	1	1	1
Balance, end of period	(2)	(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(7)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$564	$153	$1,083	$280
Gross gains from sales	13	5	27	10
Gross losses from sales	(15)	(13)	(45)	(22)

Proceeds from sales of fixed maturity securities - held to maturity	$—	$—	$—	$10
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	—	(1)

Proceeds from sales of equity securities	$—	$5	$—	$54
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	—	(1)
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three and six months ended June 30, 2026.
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
At June 30, 2026 and December 31, 2025, $2.8 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
•Tax-exempt obligations of U.S. states and political subdivisions are comprised of federally tax-exempt state and municipal bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
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
Excluded from our fair value hierarchy disclosures as of June 30, 2026 are $141 million of fixed maturity - available for sale securities that have been reclassified to assets held-for-sale reported within other assets at June 30, 2026, representing invested assets related to our Canadian and Colombian Commercial Retail Insurance operations. Additionally, as of June 30, 2026, $41 million of short term investments related to our Canadian and Colombian Commercial Retail Insurance operations have been reclassified to assets held-for-sale reported within other assets; short-term investments are stated at cost, which approximates fair value. See Note 6 of the Notes to the Consolidated Financial Statements for more information.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$812	$—	$812	$—
Tax-exempt obligations of U.S. states and political subdivisions	37	—	37	—
Corporate securities	9,689	—	9,324	365
Asset-backed securities	5,033	—	2,605	2,428
Mortgage-backed securities
Agency commercial	405	—	405	—
Non-agency commercial	1,198	—	1,198	—
Agency residential	5,138	—	5,138	—
Non-agency residential	1,771	—	1,771	—
Foreign government securities	2,226	—	2,226	—
Foreign corporate securities	8,136	—	8,123	13
Total fixed maturities - available for sale	34,445	—	31,639	2,806

Equity securities, fair value	185	96	89	—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$830	$—	$830	$—
Tax-exempt obligations of U.S. states and political subdivisions	41	—	41	—
Corporate securities	9,882	—	9,512	370
Asset-backed securities	5,077	—	2,987	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	1,121	—	1,121	—
Agency residential	5,465	—	5,465	—
Non-agency residential	1,721	—	1,721	—
Foreign government securities	2,371	—	2,371	—
Foreign corporate securities	7,653	—	7,639	14
Total fixed maturities - available for sale	34,573	—	32,099	2,474

Equity securities, fair value	180	88	92	—
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$364	$2,190	$14	$2,568	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings	(1)	(12)	—	(13)	(3)	(12)	—	(15)
Included in other comprehensive income (loss)	—	(1)	—	(1)	2	(5)	—	(3)
Purchases, issuances and settlements	2	250	—	253	(4)	353	—	350
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$365	$2,428	$13	$2,806	$365	$2,428	$13	$2,806

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(1)	$(12)	$—	$(13)	$(2)	$(12)	$—	$(14)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$468	$1,752	$14	$2,234	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	(1)	—	—	(1)	(1)	—	—	(1)
Included in other comprehensive income (loss)	(8)	(3)	—	(12)	(15)	(2)	—	(17)
Purchases, issuances and settlements	(22)	114	—	91	(67)	207	—	140
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$436	$1,862	$14	$2,312	$436	$1,862	$14	$2,312

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(2)	$—	$—	$(2)	$(2)	$—	$—	$(2)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2026 and 2025.
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

In addition, $206 million and $233 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Six Months Ended June 30,
	2026	2025
(Dollars in millions)
Gross reserves beginning of period	$34,312	$29,889
Less reinsurance recoverables on unpaid losses	(3,715)	(2,915)
Net reserves beginning of period	30,597	26,975

Incurred related to:
Current year	4,421	5,307
Prior years	(33)	59
Prior years, impact from retroactive reinsurance	—	—
Total incurred losses and LAE	4,388	5,366

Paid related to:
Current year	479	621
Prior years	3,195	3,107
Total paid losses and LAE	3,674	3,728

Foreign exchange/translation adjustment	(135)	655
Retroactive reinsurance adjustment	—	—

Net reserves end of period	31,175	29,267
Plus reinsurance recoverables on unpaid losses (1)	3,560	3,209
Gross reserves end of period	$34,735	$32,476
(1) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1.26 billion as of June 30, 2026.
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $4.4 billion and $5.3 billion for the six months ended June 30, 2026 and 2025, respectively. Current year incurred losses decreased overall due to a decrease of $556 million of current year attritional losses in 2026 compared to 2025, as well as a decrease of $330 million in 2026 current year catastrophe losses. 2025 current year attritional losses for the six months ended June 30, 2025 included approximately $83 million from the Washington D.C. aviation accident.
The net favorable development on prior year reserves of $33 million was primarily due to net favorable prior year development on catastrophe losses of $44 million and $11 million of net unfavorable prior year development on attritional losses. The net favorable development of catastrophe losses was driven by the release of $99 million of well-seasoned reserves primarily related to 2023 and 2024 events, offset by $55 million of unfavorable development related to the 2024 Baltimore Bridge collapse. The net unfavorable development of prior year attritional is primarily driven by unfavorable development of Russia/Ukraine losses and U.S. casualty strengthening, offset by property line releases.
The current year catastrophe losses of $224 million for the six months ended June 30, 2026 primarily related to hurricanes, typhoons and cyclones, and other weather related events ($129 million), foreign conflict ($85 million) and earthquakes ($10 million).
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
Under the State National Reinsurance Agreement, the Company provided in total consideration a reinsurance premium of $1.3 billion, including interest, to State National Reinsurer to assume $1.3 billion of carried reserves as of September 30, 2025, and potential subsequent adverse development for net paid losses on an approximately 85.7 percent coinsurance basis up to an aggregate limit of $600 million above the Company’s net carried reserves for the Subject Business.
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
As of June 30, 2026 and December 31, 2025, the Company had a deferred gain of $8 million and $3 million, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of June 30, 2026 and December 31, 2025 were $1.26 billion and $1.25 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of June 30, 2026 and December 31, 2025 was $592 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of June 30, 2026 and December 31, 2025 was $400 million.

6.SALE OF COMMERCIAL RETAIL BUSINESS AND RENEWAL RIGHTS
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Colombia, to AIG. Assets held-for-sale would be primarily composed of investments and cash at the time of the transaction close. This transaction is anticipated to close in early 2027, pursuant to customary regulatory approvals and closing conditions.
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
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company (Canadian Branch), a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Buyer or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Buyer and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Buyer and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. Upon execution of the loss portfolio transfer reinsurance agreement described in item (i), assets held-for-sale would be primarily comprised of investments and cash at the time of the transaction close.
This transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2026.
The following table presents the carrying amounts of assets and liabilities held-for-sale related to the pending close of sale transactions described above:

	Everest Canada	Everest Colombia	Total
(Dollars in millions)	June 30, 2026	June 30, 2026	June 30, 2026
Assets held-for-sale (1)
Fixed maturities - available for sale, at fair value	$117	$24	$141
Short-term investments	41	—	41
Cash	35	5	40
Total investments and cash	193	29	222
Accrued investment income	1	1	2
Income tax asset, net	6	—	7
Other assets	17	1	17
Total assets held-for-sale	$217	$31	$247

Liabilities held-for-sale (2)
Other liabilities	3	5	8
Total liabilities held-for-sale	$3	$5	$8
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

The pre-tax net income (loss) of our held-for-sale business was not significant for the three and six months ended June 30, 2026.
As of June 30, 2026, the Company reported held-for-sale assets and liabilities within the other assets and other liabilities captions on the consolidated balance sheets, respectively. Everest Canada and Everest Colombia operating results continue to be reported within the consolidated statements of operations and as part of the Legacy segment for the three and six months ended June 30, 2026. The Company has determined that the sale of Everest Canada and Everest Colombia do not represent a strategic shift, and therefore, do not meet the requirements for discontinued operations.
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
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
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

For the three months ended June 30, 2026, the Company recognized $25 million of net transaction expenses associated with this agreement primarily relating to purchase price adjustment and additional severance/retention expenses. For the six months ended June 30, 2026, the Company recognized $106 million of net transaction expenses associated with this agreement primarily relating to severance/retention expenses. These expenses were recorded in other income (expense) in our consolidated statements of operations for the three months ended June 30, 2026 and for the six months ended June 30, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in the majority of our geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed, and recast certain sections of its Annual Report on Form 10-K for the fiscal year ended 2025 on a Current Report on Form 8-K filed on June 3, 2026.
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

The following tables present segment underwriting results for the periods indicated:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated
Gross written premiums	$2,720	$958	$94	$3,772	$5,394	$1,751	$229	$7,374
Net written premiums	2,228	738	72	3,037	4,632	1,430	161	6,224

Premiums earned	$2,459	$709	$323	$3,490	$4,915	$1,427	$722	$7,064
Incurred losses and LAE	1,478	439	253	2,170	2,926	892	569	4,388
Commission and brokerage	626	146	41	814	1,258	298	82	1,638
Other underwriting expenses	71	89	64	225	132	180	129	441
Underwriting gain (loss)	$283	$34	$(36)	$281	$598	$57	$(58)	$597

Net investment income				523				1,091
Net gains (losses) on investments				(8)				(17)
Corporate expenses				(33)				(71)
Interest, fee and bond issue cost amortization expense				(36)				(71)
Other income (expense)				(45)				(108)
Income tax benefit (expense)				(124)				(207)
Net income (loss)				$559				$1,213
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated
Gross written premiums	$2,951	$957	$772	$4,680	$5,885	$1,728	$1,459	$9,071
Net written premiums	2,785	765	569	4,119	5,313	1,420	1,120	7,853

Premiums earned	$2,726	$728	$538	$3,991	$5,306	$1,460	$1,078	$7,843
Incurred losses and LAE	1,568	471	433	2,472	3,573	952	841	5,366
Commission and brokerage	682	148	50	880	1,318	291	95	1,704
Other underwriting expenses	64	74	116	254	124	150	219	492
Underwriting gain (loss)	$413	$35	$(63)	$385	$291	$67	$(77)	$281

Net investment income				532				1,023
Net gains (losses) on investments				(5)				(12)
Corporate expenses				(31)				(52)
Interest, fee and bond issue cost amortization expense				(38)				(76)
Other income (expense)				(27)				(100)
Income tax benefit (expense)				(135)				(173)
Net income (loss)				$680				$890
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose during the quarter and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
8.CREDIT FACILITIES
As of June 30, 2026, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £150 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.

The terms and outstanding amounts for each facility are discussed below. See Note 11 of the Notes to the Consolidated Financial Statements for collateral posted related to secured letters of credit.
Bermuda Re Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Bermuda Re Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Bermuda Re Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of June 30, 2026, the amended Bermuda Re Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - secured tranche	$175	$138	12/31/2026	$175	$141	12/31/2026
Bermuda Re Wells Fargo Bank Bilateral LOC Facility - unsecured tranche	175	161	12/31/2026	$175	140	12/31/2026
		—	2/20/2027
Total Bermuda Re Wells Fargo Bank Bilateral LOC Facility	$350	$299		$350	$280
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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Citibank LOC Facility - Committed	$230	$—	12/16/2026	$230	$—	1/21/2026
		174	12/31/2026		4	2/28/2026
		3	1/1/2027		2	3/1/2026
		—	1/21/2027		1	3/15/2026
		—	1/31/2027		—	12/16/2026
		4	2/28/2027		191	12/31/2026
		2	3/1/2027		1	8/15/2027
		1	3/15/2027		3	9/23/2027
		—	8/15/2027
		3	9/23/2027
		1	12/1/2027
		—	12/16/2027
		—	12/20/2027
		4	12/31/2027
Bermuda Re Citibank LOC Facility - Uncommitted	140	55	12/31/2026	140	1	12/1/2026
		8	6/30/2030		—	12/20/2026
					42	12/31/2026
					7	12/30/2029
Total Bermuda Re Citibank LOC Facility	$370	$255		$370	$253
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$130	12/31/2026	$200	$123	12/31/2026
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150	12/31/2026	$150	$150	12/31/2026

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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Lloyd's Bank Credit Facility - Committed	$250	$65	10/22/2026	$250	$67	10/22/2026
		61	12/18/2026		61	12/18/2026
		105	12/31/2026		107	12/31/2026
Total Bermuda Re Lloyd's Bank LOC Facility	$250	$231		$250	$235
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$13	11/14/2026	$200	$13	11/14/2026
		5	12/31/2026		5	12/31/2026
Total Bermuda Re Barclays Bilateral Letter of Credit Facility	$200	$17		$200	$17
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2026	$200	$200	12/31/2026
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2026	100	100	12/31/2026
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Pounds in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£150	£143	11/1/2029	£150	£143	11/1/2029
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
The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars and Euros in millions)	At June 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€—	12/26/2026	€75	€51	1/30/2027
		$1	12/31/2026		25	12/31/2026
		$23	12/31/2026		—	12/26/2026
		$46	1/30/2027
Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2026, Everest Re had statutory admitted assets of approximately $32.3 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $10 million and $12 million for the three months ended June 30, 2026 and 2025, respectively. Everest Re incurred interest expense of $21 million and $24 million for the six months ended June 30, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of June 30, 2026, Everest Re had $1.3 billion of collateral pledged.

9.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				June 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$350	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	681	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	625	972	636
			$2,400	$2,352	$1,656	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025	2026	2025
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
10.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$210	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2026 to August 17, 2026 is 6.30%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Interest expense incurred	$3	$4	$7	$8
11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At June 30,	At December 31,
(Dollars in millions)	2026 (1)	2025
Collateral in trust for non-affiliated agreements	$3,268	$3,363
Collateral for secured letter of credit facilities	787	739
Collateral for FHLB borrowings	1,309	1,418
Securities on deposit with or regulated by government authorities	1,369	1,417
Funds at Lloyd's	258	260
Funds held by reinsureds	1,408	1,326
Prepaid employee benefit asset	95	—
Total restricted assets	8,495	8,522
(1) As applicable, restricted assets summarized in the table above include assets classified as held-for-sale, which are reported within Other assets on the consolidated balance sheets as of June 30, 2026. See Note 6 of the Notes to these consolidated financial statements.
Restricted cash is included in cash on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company had restricted cash of $105 million and $122 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities. See Note 6 of the Notes to the Consolidated Financial Statements for details of assets held-for-sale.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2026	2025	2026	2025
(Dollars in millions)
Ceded written premiums	$92	$80	$210	$250
Ceded earned premiums	92	92	210	216
Ceded losses and LAE	12	—	42	121

Assumed written premiums	1	2	1	5
Assumed earned premiums	1	2	1	5
Assumed losses and LAE	—	—	—	—

The Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of a subsidiary of Annapurna. Annapurna is a Bermuda-based collateralized insurer and special purpose vehicle. For the three and six months ended June 30, 2026, written premiums, earned premiums, and losses and LAE ceded to Annapurna were $274 million, $81 million, and $58 million, respectively.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. On June 29, 2026, the Company entered into additional collateralized reinsurance agreements with Kilimanjaro. These additional agreements are similar in nature in regards to covered region and covered events as previously entered into agreements with Kilimanjaro. These new agreements are effective July 1, 2026. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
Series 2026-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	70	Aggregate
Series 2026-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	60	Occurrence
Series 2026-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	220	Occurrence
Series 2026-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	50	Aggregate
Series 2026-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	60	Aggregate
Series 2026-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	170	Occurrence
	Total available limit			$1,830
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

13.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$17	$(2)	$15	$(439)	$79	$(360)
Reclassification of net realized losses (gains) included
in net income (loss) (1)	13	(1)	12	16	(3)	13
Foreign currency translation and other adjustments	(12)	16	3	(58)	26	(32)
Benefit plan actuarial net gain (loss)	—	—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$17	$13	$30	$(481)	$101	$(380)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$350	$(49)	$301	$692	$(107)	$585
Reclassification of net realized losses (gains) included
in net income (loss)	10	(3)	7	15	(3)	12
Foreign currency translation and other adjustments	177	(13)	164	244	(16)	228
Benefit plan actuarial net gain (loss)	18	(4)	14	18	(4)	14
Reclassification of benefit plan liability amortization included
in net income (loss)	(28)	6	(22)	(28)	6	(22)
Total other comprehensive income (loss)	$527	$(63)	$465	$941	$(124)	$817
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025	2026	2025
URA(D) of securities (1)	$13	$10	$16	$15	Net gains (losses) on investments
	(1)	(3)	(3)	(3)	Income tax expense (benefit)
	$12	$7	$13	$12	Net income (loss)

Benefit plan net gain (loss)	$—	$(28)	$(1)	$(28)	Other underwriting expenses
	—	6	—	6	Income tax expense (benefit)
	$—	$(22)	$(1)	$(22)	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning balance of URA(D) of securities (1)	$(351)	$(543)	$23	$(831)
Current period change in URA(D) of securities	27	308	(347)	597
Ending balance of URA(D) of securities	(324)	(235)	(324)	(235)

Beginning balance of foreign currency translation and other adjustments	(116)	(259)	(81)	(323)
Current period change in foreign currency translation and other adjustments	3	164	(32)	228
Ending balance of foreign currency translation and other adjustments	(113)	(95)	(113)	(95)

Beginning balance of benefit plan net gain (loss)	6	16	6	16
Current period change in benefit plan net gain (loss)	—	(8)	(1)	(8)
Ending balance of benefit plan net gain (loss)	5	8	5	8

Ending balance of accumulated other comprehensive income (loss)	$(432)	$(321)	$(432)	$(321)
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
The following table presents the Restricted Stock Awards and Performance Stock Units granted for the three months ended June 30, 2026 and 2025, respectively:

Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant	Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant
May 12, 2026	24,024	—	$350.77	May 13, 2025	4,630	—	$348.41
				June 23, 2025	1,914		$339.93
	24,024				6,544
There were no Performance Stock units granted for three months ended June 30, 2026 and 2025.
The following table presents the Restricted Stock Awards and Performance Stock Units granted for the six months ended June 30, 2026 and 2025, respectively:

Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant	Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant
February 26, 2026	223,910	47,312	$338.69	February 26, 2025	230,334	27,204	$344.48
May 12, 2026	24,024		$350.77	February 27, 2025	7,488		$347.23
				March 6, 2025	906		$359.28
				May 13, 2025	4,630		$348.41
				June 23, 2025	1,914		$339.93
	247,934	47,312			245,272	27,204

Employee Stock Purchase Plan
In August 2025, following shareholder approval, the Company implemented an Employee Stock Purchase Plan (“ESPP”), authorizing the issuance of up to 500,000 shares under such plan. The shares issued under the ESPP were previously repurchased by Everest Group, Ltd. and are held as Treasury Shares. The ESPP provides employees of the Company and its participating subsidiaries with the opportunity to purchase Group common shares at a discount through accumulated payroll deductions during established offering periods. Under this plan, eligible employees of the Company may purchase common shares up to twice per year at a discount of 15% from the market price per share on the last trading day of offering periods. The ESPP is a compensatory plan, based on the discount of 15%. Therefore, consistent with other forms of share-based payments, compensation cost for equity awarded through the ESPP is measured as the fair value of the award at grant date. For the three months ended June 30, 2026, no shares were purchased by employees through the ESPP. For the six months ended June 30, 2026, 12,081 shares were purchased by employees through the ESPP, issued from the Company’s treasury stock.
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
Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) per share:
Numerator
Net income (loss)	$559	$680	$1,213	$890
Less: dividends declared - common shares and unvested common shares	(78)	(84)	(158)	(169)
Undistributed earnings	481	596	1,055	721
Percentage allocated to common shareholders (1)	98.7%	98.8%	98.7%	98.8%
	475	589	1,041	713
Add: dividends declared - common shareholders	77	83	156	167
Numerator for basic and diluted earnings per common share	$552	$672	$1,197	$880

Denominator
Denominator for basic earnings per weighted-average common shares	38.8	41.8	39.3	42.0
Effect of dilutive securities:
Employee Stock Purchase Plan Offering	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	38.8	41.8	39.3	42.0

Per common share net income (loss)
Basic	$14.22	$16.10	$30.45	$20.93
Diluted	$14.22	$16.10	$30.45	$20.93

(1) Basic weighted - average common shares outstanding	38.8	41.8	39.3	42.0
Basic weighted - average common shares outstanding and unvested common shares expected to vest	39.4	42.3	39.8	42.5
Percentage allocated to common shareholders	98.7%	98.8%	98.7%	98.8%
(Some amounts may not reconcile due to rounding.)
The ESPP Offering has a weighted average dilutive effect of 810 shares and 1,304 shares for the three and six months ended June 30, 2026, respectively, based upon the outstanding rights to purchase shares through the ESPP offering purchase date.

16.INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the Organisation for Economic Co-operation and Development (“OECD”) issued Guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends the 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
All of the income of Group's subsidiaries is subject to the applicable federal, foreign, state, and local taxes on corporations. Additionally, the income of the foreign branches of the Company's insurance operating companies is subject to various rates of income tax. Group's U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to an accrual of 5% U.S. withholding tax. Currently, however, no withholding tax has been accrued with respect to such un-remitted earnings as management has no intention of remitting them. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The 2026 income tax expense includes a one-time tax benefit of approximately $40 million resulting from a change in the U.K. tax law effective March 20, 2026, following the OECD’s January 2025 guidance on ‘covered taxes’.
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
17.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report, other than the reinsurance agreements with Kilimanjaro Ltd. disclosed within Note 11 - Collateralized Reinsurance, Trust Agreements and Other Restricted Assets.

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
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in the majority of our geographic regions to American International Group, Inc. (“AIG”). This reflects our sharpened focus on our global Reinsurance Treaty business as well as the Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed by recasting specific sections of its 2025 10-K, filed with the SEC on a Current Report Form 8-K dated June 3, 2026.
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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Bermuda Monetary Authority Group Supervision
As further detailed below in the section titled “Item 1A. – Risk Factors”, during the three months ended June 30, 2026, the Bermuda Monetary Authority (the “BMA”) informed the Company of its formal determination that it is appropriate for the BMA to become Group Supervisor for the Company and specified that Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) would become the “designated insurer” responsible for group-level regulatory compliance for Everest, pursuant to Section 27B of the Insurance Act 1978 (the “Act”). The Company and Bermuda Re are discussing with the BMA the applicable requirements of group supervision during a twelve-month transition period that ends in January 2027, with the BMA authorized to grant extensions of up to an additional twelve months upon application. During this period, the Company is analyzing compliance requirements and potential focus areas for enhancement and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, the Company will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Everest’s licensed entities in other jurisdictions. Everest’s continuing assessment of and compliance with BMA group supervision will require the Company to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries or may result in increased costs or affect our financial condition. Group supervision could also affect our prescribed capital requirements, the terms of and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
Bermuda-based Reinsurance Sidecar
On June 17, 2026, the Company announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re Ltd. (“Annapurna”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from the Company's general accounts.
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to AIG. The transaction is anticipated to close in early 2027, pursuant to customary regulatory approvals and closing conditions.
As of June 30, 2026, Everest Colombia assets and liabilities are presented as held-for sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of the Company, entered into a Purchase Agreement with a Buyer, pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Canada, a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing the Company’s Canadian Commercial Retail Insurance operations for C$410 million, subject to adjustment. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
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
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement attached as Exhibit 10.2 to the quarterly report on Form 10-Q for the three months ended March 31, 2026.
As of June 30, 2026, Everest Canada assets and liabilities are presented as held-for sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
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
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 million below the Company’s North American Insurance and Legacy segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Company transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction. The third layer is $500 million, for which the Company paid approximately $122 million of consideration upon closing of the transaction. The Company has a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.57 and 10.58 to the Company’s Annual Report on Form 10-K. The total covered losses ceded to State National Reinsurer as of June 30, 2026 and December 31, 2025 were $1.26 billion and $1.25 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of June 30, 2026 and December 31, 2025 was $592 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of June 30, 2026 and December 31, 2025 was $400 million.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million. AIG paid the Company $30 million for originating and structuring the transaction. In addition, on October 26, 2025, the Company entered into an agreement with AIG to sell the renewal rights for certain lines of the commercial retail insurance business written by the Company in certain countries in the E.U., for an aggregate purchase price of $49 million. The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025		2026	2025
Gross written premiums	$3,772	$4,680	(19.4)%	$7,374	$9,071	(18.7)%
Net written premiums	3,037	4,119	(26.3)%	6,224	7,853	(20.7)%

REVENUES:
Premiums earned	$3,490	$3,991	(12.6)%	$7,064	$7,843	(9.9)%
Net investment income	523	532	(1.6)%	1,091	1,023	6.6%
Net gains (losses) on investments	(8)	(5)	46.1%	(17)	(12)	43.1%
Other income (expense)	(45)	(27)	64.9%	(108)	(100)	8.1%
Total revenues	3,961	4,491	(11.8)%	8,029	8,754	(8.3)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,170	2,472	(12.2)%	4,388	5,366	(18.2)%
Commission, brokerage, taxes and fees	814	880	(7.5)%	1,638	1,704	(3.9)%
Other underwriting expenses	225	254	(11.4)%	441	492	(10.4)%
Corporate expenses	33	31	3.7%	71	52	35.1%
Interest, fees and bond issue cost amortization expense	36	38	(5.3)%	71	76	(5.5)%
Total claims and expenses	3,278	3,676	(10.8)%	6,609	7,690	(14.1)%

INCOME (LOSS) BEFORE TAXES	683	815	(16.2)%	1,420	1,064	33.5%
Income tax expense (benefit)	124	135	(8.2)%	207	173	19.5%
NET INCOME (LOSS)	$559	$680	(17.8)%	$1,213	$890	36.2%

RATIOS:			Point Change			Point Change
Loss ratio	62.2%	61.9%	0.3	62.1%	68.4%	(6.3)
Commission and brokerage ratio	23.3%	22.0%	1.3	23.2%	21.7%	1.5
Other underwriting expense ratio	6.4%	6.4%	0.1	6.2%	6.3%	—
Combined ratio	92.0%	90.4%	1.6	91.5%	96.4%	(4.9)

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions, except per share amounts)	2026	2025
Balance sheet data (1):
Total investments and cash	$44,863	$45,429	(1.2)%
Total assets	62,167	62,514	(0.6)%
Reserve for losses and loss adjustment expenses	34,735	34,312	1.2%
Total debt	3,589	3,589	—%
Total liabilities	46,737	47,054	(0.7)%
Shareholders' equity	15,430	15,461	(0.2)%
Book value per share	398.83	379.83	5.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
(1) Certain assets and liabilities related to the sale of our Canadian and Colombian Commercial Retail Insurance Operations are classified as assets and liabilities held-for-sale in 2026 within Other Assets and Other Liabilities. Refer to Recent Developments and Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Core Businesses.
The Core businesses category is a new presentation of our results that is a non-GAAP financial measure that represents the aggregation of Reinsurance Treaty and Global Wholesale & Specialty segments to present consolidated financial results for the Company’s go-forward businesses, to which Everest continues to allocate growth capital and manage towards maximizing return on capital. The Company believes that the Core businesses presentation will provide investors and other interested persons with important information about the Company's ongoing businesses, and that this measure is a useful supplement to GAAP information concerning the Company’s performance. This measure may not, however, be comparable to similarly titled measures used by companies within or outside of the insurance industry. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, or superior to, the Company’s financial measures prepared in accordance with generally accepted accounting principles ("GAAP").
The following tables present reportable segment, total Core businesses and total consolidated underwriting results for the periods indicated:

	Three Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$2,720	$958	$3,678	$94	$3,772
Net written premiums	2,228	738	2,965	72	3,037

Premiums earned	$2,459	$709	$3,167	$323	$3,490
Incurred losses and LAE	1,478	439	1,917	253	2,170
Commission and brokerage	626	146	773	41	814
Other underwriting expenses	71	89	161	64	225
Underwriting gain (loss)	$283	$34	$317	$(36)	$281

Net investment income					523
Net gains (losses) on investments					(8)
Corporate expenses					(33)
Interest, fee and bond issue cost amortization expense					(36)
Other income (expense)					(45)
Income tax benefit (expense)					(124)
Net income (loss)					$559
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$5,394	$1,751	$7,145	$229	$7,374
Net written premiums	4,632	1,430	6,063	161	6,224

Premiums earned	$4,915	$1,427	$6,342	$722	$7,064
Incurred losses and LAE	2,926	892	3,818	569	4,388
Commission and brokerage	1,258	298	1,556	82	1,638
Other underwriting expenses	132	180	312	129	441
Underwriting gain (loss)	$598	$57	$655	$(58)	$597

Net investment income					1,091
Net gains (losses) on investments					(17)
Corporate expenses					(71)
Interest, fee and bond issue cost amortization expense					(71)
Other income (expense)					(108)
Income tax benefit (expense)					(207)
Net income (loss)					$1,213
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$2,951	$957	$3,908	$772	$4,680
Net written premiums	2,785	765	3,550	569	4,119

Premiums earned	$2,726	$728	$3,454	$538	$3,991
Incurred losses and LAE	1,568	471	2,039	433	2,472
Commission and brokerage	682	148	830	50	880
Other underwriting expenses	64	74	138	116	254
Underwriting gain (loss)	$413	$35	$448	$(63)	$385

Net investment income					532
Net gains (losses) on investments					(5)
Corporate expenses					(31)
Interest, fee and bond issue cost amortization expense					(38)
Other income (expense)					(27)
Income tax benefit (expense)					(135)
Net income (loss)					$680
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$5,885	$1,728	$7,613	$1,459	$9,071
Net written premiums	5,313	1,420	6,733	1,120	7,853

Premiums earned	$5,306	$1,460	$6,766	$1,078	$7,843
Incurred losses and LAE	3,573	952	4,525	841	5,366
Commission and brokerage	1,318	291	1,609	95	1,704
Other underwriting expenses	124	150	273	219	492
Underwriting gain (loss)	$291	$67	$358	$(77)	$281

Net investment income					1,023
Net gains (losses) on investments					(12)
Corporate expenses					(52)
Interest, fee and bond issue cost amortization expense					(76)
Other income (expense)					(100)
Income tax benefit (expense)					(173)
Net income (loss)					$890
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 19.4% to $3.8 billion for the three months ended June 30, 2026, compared to $4.7 billion for the three months ended June 30, 2025, driven by the following:
•a $678 million, or 87.9%, decrease in our Legacy segment, and
•a $230 million, or 7.8%, decrease in our Reinsurance Treaty segment,
•offset by a $1 million, or 0.1%, increase in our Global Wholesale & Specialty segment.

Gross written premiums decreased by 18.7% to $7.4 billion for the six months ended June 30, 2026, compared to $9.1 billion for the six months ended June 30, 2025, driven by the following:
•a $1.2 billion, or 84.3% decrease in our Legacy segment, and
•a $491 million, or 8.3%, decrease in our Reinsurance Treaty segment,
•offset by a $23 million, or 1.3%, increase in our Global Wholesale & Specialty segment.
Net written premiums decreased by 26.3% to $3.0 billion for the three months ended June 30, 2026, compared to $4.1 billion for the three months ended June 30, 2025, driven by the following:
•a $557 million, or 20.0%, decrease in our Reinsurance Treaty segment,
•a $497 million, or 87.4%, decrease in our Legacy segment, and
•a $27 million, or 3.5%, decrease in our Global Wholesale & Specialty segment.
Net written premiums decreased by 20.7% to $6.2 billion for the six months ended June 30, 2026, compared to $7.9 billion for the six months ended June 30, 2025, driven by the following:
•a $959 million, or 85.6%, decrease in our Legacy segment, and
•a $680 million, or 12.8%, decrease in our Reinsurance Treaty segment,
•offset by a $10 million, or 0.7%, increase in our Global Wholesale & Specialty segment.
Premiums earned decreased by 12.6% to $3.5 billion during the three months ended June 30, 2026, compared to $4.0 billion during the three months ended June 30, 2025, driven by the following:
•a $267 million, or 9.8%, decrease in our Reinsurance Treaty segment,
•a $215 million, or 40.0%, decrease in our Legacy segment, and
•a $19 million, or 2.6%, decrease in our Global Wholesale & Specialty segment.
Premiums earned decreased by 9.9% to $7.1 billion for the six months ended June 30, 2026, compared to $7.8 billion for the six months ended June 30, 2025, driven by the following:
•a $391 million, or 7.4%, decrease in our Reinsurance Treaty segment,
•a $356 million, or 33.0%, decrease in our Legacy segment, and
•a $32 million, or 2.2%, decrease in our Global Wholesale & Specialty segment.
For additional premium information, refer to Segment Results.
Other Income (Expense). The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Mt. Logan cell income	$3	$3	$4	$3
Foreign currency exchange income (expense)	(22)	(60)	(10)	(134)
Gain on pension plan settlement	—	27	—	27
Transaction-related expenses	(25)	—	(106)	—
Other	—	3	4	4
Total other income (expense)	$(45)	$(27)	$(108)	$(100)
(Some amounts may not reconcile due to rounding.)
We recorded other expense of $45 million and other expense of $27 million for the three months ended June 30, 2026 and 2025, respectively. The changes were driven by the following:
•$25 million of transaction expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions,
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro, British Pound Sterling and Israeli New Shekel. We recognized foreign currency exchange expense of $22 million and $60 million for the three months ended June 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.

We recorded other expense of $108 million and other expense of $100 million for the six months ended June 30, 2026 and 2025, respectively. The changes were driven by the following:
•$106 million of transaction expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions,
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro and British Pound Sterling. We recognized foreign currency exchange expense of $10 million and $134 million for the six months ended June 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following table presents our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$2,076	59.5%		$(26)	(0.7)%		$2,050	58.7%
Catastrophes	94	2.7%		26	0.7%		120	3.4%
Total	$2,170	62.2%		$—	—%		$2,170	62.2%

2025
Attritional	$2,393	60.0%		$59	1.5%		$2,452	61.4%
Catastrophes	20	0.5%		—	—%		20	0.5%
Total	$2,413	60.5%		$59	1.5%		$2,472	61.9%

Variance 2026/2025
Attritional	$(317)	(0.5)	pts	$(85)	(2.2)	pts	$(402)	(2.7)	pts
Catastrophes	74	2.2	pts	26	0.7	pts	100	2.9	pts
Total	$(243)	1.7	pts	$(59)	(1.5)	pts	$(302)	0.3	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$4,197	59.4%		$11	0.2%		$4,207	59.6%
Catastrophes	224	3.2%		(44)	(0.6)%		180	2.5%
Total	$4,421	62.6%		$(33)	(0.5)%		$4,388	62.1%

2025
Attritional	$4,753	60.6%		$59	0.8%		$4,812	61.4%
Catastrophes	554	7.1%		—	—%		554	7.1%
Total	$5,307	67.7%		$59	0.8%		$5,366	68.4%

Variance 2026/2025
Attritional	$(556)	(1.2)	pts	$(49)	(0.6)	pts	(604)	(1.8)	pts
Catastrophes	(330)	(3.9)	pts	(44)	(0.6)	pts	(374)	(4.5)	pts
Total	$(886)	(5.1)	pts	$(93)	(1.2)	pts	$(978)	(6.3)	pts
(Some amounts may not reconcile due to rounding.)
Catastrophe Events. The following tables present our catastrophe events for the periods indicated.

	Three Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$10	$—	$10	$—	$10
Other weather related events	42	—	42	4	47
Wildfires	—	—	—	—	—
Earthquakes	—	5	5	5	10
Foreign conflict	23	5	27	—	27
Other	—	—	—	—	—
Total current year catastrophe losses	$75	$10	$85	$9	$94

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(10)	$(2)	$(12)	$—	$(12)
Other weather related events	(13)	(1)	(14)	—	(14)
Wildfires	(1)	3	2	—	2
Earthquakes	(6)	—	(6)	—	(6)
Foreign conflict	—	—	—	—	—
Other	55	—	55	—	55
Total prior year catastrophe losses	$26	$—	$26	$—	$26

Total catastrophe losses	$101	$10	$111	$9	$121
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$10	$—	$10	$—	$10
Other weather related events	93	13	105	13	119
Wildfires	—	—	—	—	—
Earthquakes	—	5	5	5	10
Foreign conflict	63	22	84	1	85
Other	—	—	—	—	—
Total current year catastrophe losses	$165	$40	$205	$19	$224

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(36)	$(2)	$(37)	$2	$(35)
Other weather related events	(11)	(1)	(12)	(3)	(14)
Wildfires	(47)	3	(45)	—	(45)
Earthquakes	(6)	—	(6)	—	(6)
Foreign conflict	—	—	—	—	—
Other	55	—	55	—	55
Total prior year catastrophe losses	$(44)	$—	$(44)	$—	$(44)

Total catastrophe losses	$121	$40	$161	$19	$181
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$—	$—	$—	$—
Other weather related events	—	2	2	10	12
Wildfires	—	(4)	(4)	5	1
Earthquakes	—	(2)	(2)	9	7
Foreign conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$—	$(4)	$(4)	$24	$20

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$3	$2	$(2)	$—
Other weather related events	(6)	1	(5)	(2)	(7)
Wildfires	—	—	—	—	—
Earthquakes	7	—	7	—	7
Foreign conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$—	$4	$4	$(4)	$—

Total catastrophe losses	$—	$—	$—	$20	$20
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$—	$—	$—	$—
Other weather related events	—	2	2	10	12
Wildfires	488	17	505	8	513
Earthquakes	20	—	20	9	29
Foreign conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$508	$19	$527	$27	$554

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(7)	$—	$(6)	$(1)	$(7)
Other weather related events	(1)	2	—	(2)	(1)
Wildfires	3	—	3	—	3
Earthquakes	6	—	6	—	6
Foreign conflict	—	—	—	—	—
Other	(1)	—	(1)	—	(1)
Total prior year catastrophe losses	$—	$2	$2	$(2)	$—

Total catastrophe losses	$509	$21	$529	$25	$554
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 12.2% to $2.2 billion for the three months ended June 30, 2026, compared to $2.5 billion for the three months ended June 30, 2025, driven by the following:
•a decrease of $317 million in current year attritional losses, composed of Legacy segment ($169 million), Reinsurance Treaty segment ($106 million) and Global Wholesale & Specialty segment ($42 million), and
•an increase in net favorable development on prior year attritional losses of $85 million, primarily driven by $85 million from our Reinsurance Treaty segment,
•offset by, an increase of $74 million in current year catastrophe losses, primarily driven by $75 million from our Reinsurance Treaty segment, and
•an net unfavorable development on prior year catastrophe losses of $26 million, primarily driven by $26 million from our Reinsurance Treaty segment.
Incurred losses and LAE decreased by 18.2% to $4.4 billion for the six months ended June 30, 2026, compared to $5.4 billion for the six months ended June 30, 2025, driven by the following:
•a decrease of $556 million in current year attritional losses, primarily driven by Reinsurance Treaty segment ($210 million), Legacy segment ($266 million), and Global Wholesale & Specialty segment ($80 million),
•a decrease of $330 million in current year catastrophe losses, primarily driven by $343 million from our Reinsurance Treaty segment,
•a decrease in net unfavorable development on prior year attritional losses of $49 million, primarily driven by $49 million from our Reinsurance Treaty segment, and
•net favorable development on prior year catastrophe losses of $44 million, primarily driven by $44 million from our Reinsurance Treaty segment.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by 7.5% to $814 million for the three months ended June 30, 2026, compared to $880 million for the three months ended June 30, 2025, driven by the following:
•a $55 million, or 8.1% decrease within our Reinsurance Treaty segment,
•a $9 million, 18.5% decrease within our Legacy segment, and
•a $2 million, or 1.1% decrease within our Global Wholesale & Specialty segment.

Commission, brokerage, taxes and fees decreased by 3.9% to $1.6 billion for the six months ended June 30, 2026, compared to $1.7 billion for the six months ended June 30, 2025. The decrease, driven by the following:
•a $60 million, or 4.6% decrease within our Reinsurance Treaty segment, and
•a $13 million, 13.5% decrease within our Legacy segment, offset by
•a $7 million, or 2.5% increase within our Global Wholesale & Specialty segment.
Other Underwriting Expenses. Other underwriting expenses decreased by 11.4% to $225 million for the three months ended June 30, 2026, compared to $254 million for the three months ended June 30, 2025, driven by the following:
•a $52 million, or 44.8% decrease within our Legacy segment, offset by
•a $16 million, or 21.1% increase within our Global Wholesale & Specialty segment, and
•a $8 million, or 11.9% increase within our Reinsurance Treaty segment.
Other underwriting expenses decreased by 10.4% to $441 million for the six months ended June 30, 2026, compared to $492 million for the six months ended June 30, 2025. The changes were driven by the following:
•a $90 million, or 41.2% decrease within our Legacy segment, offset by
•a $30 million, or 20.3% increase within our Global Wholesale & Specialty segment, and
•a $9 million, or 7.1% increase within our Reinsurance Treaty segment.
For additional claims and expenses information, refer to Segment Results.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $33 million and $31 million for the three months ended June 30, 2026 and 2025, respectively. Corporate expenses were $71 million and $52 million for the six months ended June 30, 2026 and 2025, respectively. The changes were primarily driven by professional fees associated with certain corporate initiatives.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense remained relatively consistent at $36 million for the three months ended June 30, 2026, compared to $38 million for the three months ended June 30, 2025, driven by the following:
•Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from Federal Home Loan Bank of New York (“FHLBNY”).
Interest, fees and other bond amortization expense decreased to $71 million from $76 million for the six months ended June 30, 2026 and 2025, respectively, driven by the following:
•The decrease for the six months ended June 30, 2026 was mainly due to higher interest costs on the FHLBNY borrowing, more than fully offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.30% as of June 30, 2026, compared to 6.97% as of June 30, 2025.
Income Tax Expense (Benefit). Income tax expense was $124 million and $135 million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $207 million and $173 million for the six months ended June 30, 2026 and 2025, respectively. The period over period change in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
The 2026 income tax expense includes a one-time tax benefit of approximately $40 million resulting from a change in the U.K. tax law effective March 20, 2026, following the Organisation for Economic Co-operation and Development’s (“OECD”) January 2025 guidance on ‘covered taxes’.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Administrative Guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends the 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
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
Segment Results.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Commercial Retail Insurance business in the majority of our geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed and recast specific sections of its 2025 Form 10-K on a Current Report on Form 8-K dated June 3, 2026.
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
Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company also measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures. The Company does not review and evaluate the financial results of its segments based upon balance sheet data.
The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$2,720	$2,951	$(230)	(7.8)%	$5,394	$5,885	$(491)	(8.3)%
Net written premiums	2,228	2,785	(557)	(20.0)%	4,632	5,313	(680)	(12.8)%

Premiums earned	$2,459	$2,726	$(267)	(9.8)%	$4,915	$5,306	$(391)	(7.4)%
Incurred losses and LAE	1,478	1,568	(90)	(5.8)%	2,926	3,573	(646)	(18.1)%
Commission and brokerage	626	682	(55)	(8.1)%	1,258	1,318	(60)	(4.6)%
Other underwriting expenses	71	64	8	11.9%	132	124	9	7.1%
Underwriting gain (loss)	$283	$413	$(129)	(31.4)%	$598	$291	$307	NM

				Point Chg				Point Chg
Loss ratio	60.1%	57.5%		2.6	59.5%	67.3%		(7.8)
Commission and brokerage ratio	25.5%	25.0%		0.5	25.6%	24.8%		0.8
Other underwriting expense ratio	2.9%	2.3%		0.6	2.7%	2.3%		0.4
Combined ratio	88.5%	84.9%		3.6	87.8%	94.5%		(6.7)
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 7.8% to $2.7 billion for the three months ended June 30, 2026, compared to $3.0 billion for the three months ended June 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business, and
•decrease in Property CAT XOL and Property Non-CAT XOL due to lower reinstatement premium and declining property rates.
Gross written premiums decreased by 8.3% to $5.4 billion for the six months ended June 30, 2026, compared to $5.9 billion for the six months ended June 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business, and
•decrease in Property CAT XOL and Property Non-CAT XOL due to lower reinstatement premium and declining property rates.
Net written premiums decreased by 20.0% to $2.2 billion for the three months ended June 30, 2026, compared to $2.8 billion for the three months ended June 30, 2025, driven by the following:
•increased third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to Recent Developments section above for details.
Net written premiums decreased by 12.8% to $4.6 billion for the six months ended June 30, 2026, compared to $5.3 billion for the six months ended June 30, 2025, driven by the following:
•increased third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to the to Recent Developments section above for details.

Premiums earned decreased by 9.8% to $2.5 billion for the three months ended June 30, 2026, compared to $2.7 billion for the three months ended June 30, 2025. Premiums earned decreased by 7.4% to $4.9 billion for the six months ended June 30, 2026, compared to $5.3 billion for the six months ended June 30, 2025. The decrease for the three months and six months is driven by:
•the change in premiums earned relative to net written premiums which is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period, and
•increased cessions due to the creation of the new Annapurna Re, Ltd. reinsurance sidecar. Refer to the Recent Developments section above for details.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,403	57.1%		$(26)	(1.1)%		1,377	56.0%
Catastrophes	75	3.1%		26	1.1%		101	4.2%
Total Segment	$1,478	60.1%		$—	—%		$1,478	60.1%

2025
Attritional	$1,509	55.4%		$59	2.2%		1,568	57.6%
Catastrophes	—	—%		—	—%		—	—%
Total Segment	$1,509	55.4%		$59	2.2%		$1,568	57.6%

Variance 2026/2025
Attritional	$(106)	1.7	pts	$(85)	(3.3)	pts	$(191)	(1.6)	pts
Catastrophes	75	3.1	pts	26	1.1	pts	101	4.2	pts
Total Segment	$(31)	4.8	pts	$(59)	(2.2)	pts	$(90)	2.6	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$2,795	56.9%		$11	0.2%		2,805	57.1%
Catastrophes	165	3.4%		(44)	(0.9)%		121	2.5%
Total Segment	$2,960	60.2%		$(33)	(0.7)%		$2,926	59.5%

2025
Attritional	$3,005	56.6%		$59	1.1%		3,064	57.7%
Catastrophes	508	9.6%		—	—%		509	9.6%
Total Segment	$3,514	66.2%		$59	1.1%		$3,573	67.3%

Variance 2026/2025
Attritional	$(210)	0.3	pts	$(49)	(0.9)	pts	$(259)	(0.6)	pts
Catastrophes	(343)	(6.2)	pts	(44)	(0.9)	pts	(388)	(7.1)	pts
Total Segment	$(554)	(6.0)	pts	$(93)	(1.8)	pts	$(646)	(7.8)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 5.8% to $1.5 billion for the three months ended June 30, 2026, compared to $1.6 billion for the three months ended June 30, 2025, primarily related to the impact of the decrease in earned premiums. The

Reinsurance Treaty segment loss ratio increased by 2.6 pts for the three months ended June 30, 2026, driven by the following:
•an increase of $75 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Other Weather Related Events ($42 million) and Foreign Conflict ($23 million),
•net unfavorable development on prior year catastrophe losses of $26 million, with prior year catastrophe losses primarily being driven by Other ($55 million) related to the 2024 Baltimore Bridge collapse, which was offset by reserves released for various well-seasoned events, and
•elevated non-catastrophe weather losses in the current year attritional losses,
•offset by an increase of net favorable development on prior year attritional losses of $26 million, primarily related to the Property book of business.
Incurred losses decreased by 18.1% to $2.9 billion for the six months ended June 30, 2026, compared to $3.6 billion for the six months ended June 30, 2025. The Reinsurance Treaty segment loss ratio decreased by 7.8 pts for the six months ended June 30, 2026, driven by the following:
•a decrease of $210 million in current year attritional losses, driven by a decrease in earned premiums and Washington D.C. aviation accident loss recognized in first quarter 2025,
•a decrease of $343 million in current year catastrophe losses, primarily related to Other Weather Related Events ($93 million) and Foreign Conflict ($63 million), and
•an increase of net unfavorable development on prior year attritional losses of $11 million, primarily related to the first quarter of 2026 development of Russia/Ukraine losses which was offset by reserves release related to the Property book of business,
•offset by net favorable development on prior year catastrophe losses of $44 million, primarily related to reserves released for Wildfires ($47 million), Hurricanes, Typhoons and Cyclones ($36 million), Other Weather Related Events ($11 million), offset by Other ($55 million) driven by the 2024 Baltimore Bridge collapse.
Refer to Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expense decreased by 8.1% to $626 million for the three months ended June 30, 2026, compared to $682 million for the three months ended June 30, 2025, driven by the decline in premium volume. The Reinsurance Treaty segment commission and brokerage expense ratio increased by 0.5 pts for the three months ended June 30, 2026, driven by a changes in the mix of business, with decreases in net earned premium on the property catastrophe line.
Commission and brokerage expense decreased by 4.6% to $1.3 billion for the six months ended June 30, 2026, compared to $1.3 billion for the six months ended June 30, 2025, driven by the decline in premium volume. The Reinsurance Treaty segment commission and brokerage expense ratio increased by 0.8 pts for the six months ended June 30, 2026, driven by a changes in the mix of business, with decreases in net earned premium on the property catastrophe line
Segment other underwriting expenses increased by 11.9% to $71 million for the three months ended June 30, 2026, compared to $64 million for the three months ended June 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.6 pts for the three months ended June 30, 2026, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs.
Segment other underwriting expenses increased by 7.1% to $132 million for the six months ended June 30, 2026, compared to $124 million for the six months ended June 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.4 pts for the six months ended June 30, 2026, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs.

Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$958	$957	$1	0.1%	$1,751	$1,728	$23	1.3%
Net written premiums	738	765	(27)	(3.5)%	1,430	1,420	10	0.7%

Premiums earned	$709	$728	$(19)	(2.6)%	$1,427	$1,460	$(32)	(2.2)%
Incurred losses and LAE	439	471	(32)	(6.7)%	892	952	(60)	(6.3)%
Commission and brokerage	146	148	(2)	(1.1)%	298	291	7	2.5%
Other underwriting expenses	89	74	16	21.1%	180	150	30	20.3%
Underwriting gain (loss)	$34	$35	$(1)	(4.1)%	$57	$67	$(10)	(14.7)%

				Point Chg				Point Chg
Loss ratio	62.0%	64.7%		(2.7)	62.5%	65.2%		(2.7)
Commission and brokerage ratio	20.6%	20.3%		0.3	20.9%	19.9%		1.0
Other underwriting expense ratio	12.6%	10.2%		2.4	12.6%	10.2%		2.4
Combined ratio	95.2%	95.2%		—	96.0%	95.4%		0.6
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 0.1% remaining relatively constant at $1.0 billion for the three months ended June 30, 2026, compared to $1.0 billion for the three months ended June 30, 2025, driven by the following:
•growth in other specialty and professional liability,
•offset by reductions in specialty casualty businesses.
Gross written premiums increased by 1.3% at $1.8 billion for the six months ended June 30, 2026, compared to $1.7 billion for the six months ended June 30, 2025, driven by the following:
•growth in other specialty, professional liability, and accident and health,
•offset by reductions in property/short-tail and specialty casualty businesses.
Net written premiums decreased by 3.5% to $738 million for the three months ended June 30, 2026, compared to $765 million for the three months ended June 30, 2025, driven by the following:
•additional outwards reinsurance purchased against the specialty casualty business via the new Annapurna Re, Ltd. reinsurance sidecar cessions. Refer to Recent Developments section above for details.
Net written premiums increased by 0.7% remaining relatively constant at $1.4 billion for the six months ended June 30, 2026, compared to $1.4 billion for the six months ended June 30, 2025, driven by the following:
•the increase is consistent with gross written premium changes in addition to business mix, with higher net retention in certain lines of business. This is partially offset by additional outwards reinsurance purchased against the specialty casualty business via the new Annapurna Re, Ltd. reinsurance sidecar cessions. Refer to the Recent Developments section above for details.
Premiums earned decreased by 2.6% to $709 million for the three months ended June 30, 2026, compared to $728 million for the three months ended June 30, 2025. Premiums earned decreased by 2.2% to $1.4 billion for the six months ended June 30, 2026, compared to $1.5 billion for the six months ended June 30, 2025. The decrease for the three and six months ended is driven by:
•the change in premiums earned relative to net written premiums which is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$429	60.6%		$—	—%		429	60.6%
Catastrophes	10	1.4%		—	—%		10	1.4%
Total Segment	$439	62.0%		$—	—%		$439	62.0%

2025
Attritional	$471	64.7%		$—	—%		471	64.7%
Catastrophes	(4)	(0.6)%		4	0.6%		—	—%
Total Segment	$467	64.1%		$4	0.6%		$471	64.7%

Variance 2026/2025
Attritional	$(42)	(4.1)	pts	$—	—	pts	$(42)	(4.1)	pts
Catastrophes	14	2.0	pts	(4)	(0.6)	pts	10	1.4	pts
Total Segment	$(28)	(2.2)	pts	$(4)	(0.6)	pts	$(32)	(2.7)	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$852	59.7%		$—	—%		852	59.7%
Catastrophes	40	2.8%		—	—%		40	2.8%
Total Segment	$892	62.5%		$—	—%		$892	62.5%

2025
Attritional	$932	63.8%		$—	—%		932	63.8%
Catastrophes	19	1.3%		2	—%		21	1.4%
Total Segment	$951	65.1%		$2	0.1%		$952	65.2%

Variance 2026/2025
Attritional	$(80)	(4.1)	pts	$—	—	pts	(80)	(4.1)	pts
Catastrophes	21	1.5	pts	(2)	(0.1)	pts	19	1.4	pts
Total Segment	$(59)	(2.6)	pts	$(2)	(0.1)	pts	$(60)	(2.7)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 6.7% to $439 million for the three months ended June 30, 2026, compared to $471 million for the three months ended June 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 2.7 pts for the three months ended June 30, 2026, driven by the following:
•a decrease of $42 million in current year attritional losses, due to improved loss experience in certain lines of business and mix of business,
•offset by an increase of $14 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by current year reserves for Earthquakes ($5 million) and Foreign Conflict ($5 million).
Incurred losses and LAE decreased by 6.3% to $892 million for the six months ended June 30, 2026, compared to $1.0 billion for the six months ended June 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 2.7 pts for the six months ended June 30, 2026, driven by the following:
•a decrease of $80 million in current year attritional losses, primarily related to improved loss experience in certain lines of business and mix of business,

•offset by an increase in current year catastrophe losses of $21 million, with current year catastrophe losses primarily being driven by higher reserves for Foreign Conflict ($22 million), Other Weather Related Events ($13 million) and Earthquakes ($5 million).
Refer to Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expenses decreased by 1.1% to $146 million for the three months ended June 30, 2026, compared to $148 million for the three months ended June 30, 2025, driven by the decline in net written premiums. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 0.3 pts for the three months ended June 30, 2026, driven by increased profit commissions in both international and North American other specialty business partially offset by change in mix of business.
Commission and brokerage expenses increased by 2.5% to $298 million for the six months ended June 30, 2026, compared to $291 million for the six months ended June 30, 2025. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 1.0 pts for the six months ended June 30, 2026, driven by change in mix of business, and lower ceding commission in certain lines of business.
Segment other underwriting expenses increased by 21.1% to $89 million for the three months ended June 30, 2026, compared to $74 million for the three months ended June 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 2.4 pts for the three months ended June 30, 2026, driven by investment in the Global Wholesale & Specialty division technology platform
Segment other underwriting expenses increased by 20.3% to $180 million for the six months ended June 30, 2026, compared to $150 million for the six months ended June 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 2.4 pts for the six months ended June 30, 2026, driven by investment in the Global Wholesale & Specialty division technology platform

Legacy.
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
The following table presents the underwriting results for the Legacy segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$94	$772	$(678)	(87.9)%	$229	$1,459	$(1,230)	(84.3)%
Net written premiums	72	569	(497)	(87.4)%	161	1,120	(959)	(85.6)%

Premiums earned	$323	$538	$(215)	(40.0)%	$722	$1,078	$(356)	(33.0)%
Incurred losses and LAE	253	433	(180)	(41.5)%	569	841	(272)	(32.3)%
Commission and brokerage	41	50	(9)	(18.5)%	82	95	(13)	(13.5)%
Other underwriting expenses	64	116	(52)	(44.8)%	129	219	(90)	(41.2)%
Underwriting gain (loss)	$(36)	$(63)	$27	(42.5)%	$(58)	$(77)	$19	(24.2)%
Premiums. Premiums have decreased significantly compared to prior periods as a result of the commercial retail insurance business sale to AIG under the previously announced renewal rights agreement.
•Gross written premiums decreased by 87.9% and 84.3% for the three and six months ended 2026 and 2025, respectively.
•Net written premiums decreased by 87.4% and 85.6% for the three and six months ended 2026 and 2025, respectively.

•Premiums earned decreased by 40.0% and 33.0% for the three and six months ended 2026 and 2025, respectively.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$244	75.6%		$—	—%		244	75.6%
Catastrophes	9	2.9%		—	—%		9	2.9%
Total Segment	$253	78.5%		$—	—%		$253	78.5%

2025
Attritional	$413	76.9%		$—	—%		413	76.9%
Catastrophes	24	4.5%		(4)	(0.8)%		20	3.7%
Total Segment	$437	81.4%		$(4)	(0.8)%		$433	80.6%

Variance 2026/2025
Attritional	$(169)	(1.2)	pts	$—	—	pts	$(169)	(1.3)	pts
Catastrophes	(15)	(1.6)	pts	4	0.8	pts	(11)	(0.9)	pts
Total Segment	$(184)	(2.9)	pts	$4	0.8	pts	$(180)	(2.1)	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$550	76.2%		$—	—%		550	76.2%
Catastrophes	19	2.7%		—	—%		19	2.7%
Total Segment	$569	78.9%		$—	—%		$569	78.9%

2025
Attritional	$816	75.7%		$—	—%		816	75.7%
Catastrophes	27	2.5%		(2)	—%		25	2.3%
Total Segment	$843	78.2%		$(2)	(0.2)%		$841	78.0%

Variance 2026/2025
Attritional	$(266)	0.5	pts	$—	—	pts	(266)	0.5	pts
Catastrophes	(8)	0.2	pts	2	0.2	pts	(5)	0.4	pts
Total Segment	$(273)	0.7	pts	$2	0.2	pts	$(272)	0.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 41.5% to $253 million for the three months ended June 30, 2026, compared to $433 million for the three months ended June 30, 2025, driven by the following:
•a decrease of $169 million in current year attritional losses, reflecting the decline in premiums earned. Despite this expected reduction, the Company maintained conservative loss selections within the North America Casualty lines of business.
•a decrease of $4 million in net favorable development from prior year catastrophe losses, with prior year catastrophe losses primarily being driven by Hurricanes, Typhoons and Cyclones ($2 million) and Other Weather Related Events ($2 million), and
•a decrease of $15 million in current year catastrophe losses, primarily driven by Earthquakes ($5 million) and Other Weather Related Events ($4 million).

Incurred losses and LAE decreased by 32.3% to $569 million for the six months ended June 30, 2026, compared to $841 million for the six months ended June 30, 2025, driven by the following:
•a decrease of $266 million in current year attritional losses, primarily reflecting reserve strengthening recognized in 2025 for U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines, principally related to accident years 2022 through 2024, and
•a decrease of $8 million in current year catastrophe losses, primarily related to Other Weather Related Events ($13 million), Earthquakes ($5 million) and Foreign Conflict ($1 million).
Refer to Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expenses decreased by 18.5% to $41 million for the three months ended June 30, 2026, compared to $50 million for the three months ended June 30, 2025, driven by the following:
•lower commission expense resulting from the continued runoff of the portfolio and related reduction in earned premium.
Commission and brokerage expenses decreased by 13.5% to $82 million for the six months ended June 30, 2026, compared to $95 million for the six months ended June 30, 2025, driven by the following:
•lower commission expense associated with the continued runoff of the portfolio and reduced earned premium volume.
Segment other underwriting expenses decreased by 44.8% to $64 million for the three months ended June 30, 2026, compared to $116 million for the three months ended June 30, 2025, driven by the following:
•lower expenses resulting from actions taken to streamline operations and reduce infrastructure supporting the runoff portfolio,
•reduced operational support and servicing costs as the portfolio continues to run off, and
•a $30 million benefit from transition service credits received from AIG as part of the sale transaction. These credits are expected to continue through the third quarter of 2026 and will cease thereafter.
Segment other underwriting expenses decreased by 41.2% to $129 million for the six months ended June 30, 2026, compared to $219 million for the six months ended June 30, 2025, driven by the following:
•lower expenses resulting from ongoing operational efficiency initiatives and infrastructure rationalization within the segment,
•the impact of the continued investment in insurance operations in the prior year period, which did not recur at the same level in the current year, and
•a $60 million benefit from transition service credits received from AIG as part of the sale of renewal rights transaction. These credits are expected to continue through the third quarter of 2026 and will cease thereafter.
Net Income (Loss).
Our net income was $559 million and $680 million for the three months ended June 30, 2026 and 2025, respectively. Our net income was $1.2 billion and $890 million for the six months ended June 30, 2026 and 2025, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Shareholders’ Equity.
Shareholders’ equity decreased by $31 million to $15.4 billion at June 30, 2026 from $15.5 billion at December 31, 2025, principally, driven by the following:
•$725 million of share repurchases,
•$347 million change in unrealized depreciation on available for sale fixed maturity portfolio net of tax, due to change in interest rate environment,
•$158 million of shareholder dividends,
•$32 million of net foreign currency translation adjustments,
•offset by $20 million of share-based compensation transactions, and
•$1.2 billion of net income.

Consolidated Investment Results
Net Investment Income.
Net investment income decreased by 1.6% to $523 million for the three months ended June 30, 2026, compared with net investment income of $532 million for the three months ended June 30, 2025, driven primarily by the following:
•a decline of $18 million in limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, as well as
•a decline of $4 million in income from short-term investments and cash,
•offset by, an increase of $15 million in income from fixed maturity investments.
Net investment income increased by 6.6% to $1.1 billion for the six months ended June 30, 2026, compared with investment income of $1.0 billion for the six months ended June 30, 2025, driven by the following:
•an increase of $67 million in limited partnership income. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value,
•an increase of $22 million in income from fixed maturity investments, and
•an increase of $16 million in income from other alternative investments,
•offset by a decline of $26 million from short-term investments and cash.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$411	$396	$804	$782
Equity securities	1	1	3	2
Short-term investments and cash	29	33	56	82
Other invested assets
Limited partnerships	61	88	180	113
Other	31	22	68	52
Gross investment income before adjustments	533	541	1,109	1,031
Funds held interest income (expense)	5	2	9	14
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	538	543	1,118	1,045
Investment expenses	15	11	28	22
Net investment income	$523	$532	$1,091	$1,023
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Annualized pre-tax yield on average cash and invested assets	4.6%	4.9%	4.8%	4.7%
Annualized after-tax yield on average cash and invested assets	3.8%	3.9%	4.0%	3.9%
Annualized return on invested assets	4.5%	4.8%	4.7%	4.6%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	2026	2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$13	$5	$8	$27	$10	17
Losses	(15)	(13)	(1)	(45)	(22)	(23)
Total	(2)	(9)	7	(18)	(12)	(6)

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	—	(1)	1
Total	—	—	—	—	—	—

Equity securities
Gains	—	—	—	—	—	—
Losses	—	—	—	—	(1)	1
Total	—	—	—	—	(1)	1

Short-Term Investments
Gains	—	—	—	—	—	—
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	13	5	8	27	10	17
Losses	(15)	(14)	(1)	(45)	(23)	(22)
Total	(2)	(8)	7	(18)	(13)	(5)

Allowance for credit losses	(11)	(2)	(9)	2	(2)	5

Gains (losses) from fair value adjustments
Equity securities	5	5	—	(1)	3	(5)
Total	5	5	—	(1)	3	(5)

Total net gains (losses) on investments	$(8)	$(5)	$(2)	$(17)	$(12)	$(5)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended June 30, 2026 primarily consist of an increase to the allowance for credit losses of $11 million, $2 million of losses due to the disposition of investments, partially offset by $5 million of gains from fair value adjustments on equity securities .
Total net gains (losses) on investments during the six months ended June 30, 2026 primarily relate to $18 million of net losses due to the disposition of investments, $1 million of losses from fair value adjustments on equity securities, partially offset by a decrease to the allowance for credit losses of $2 million.
FINANCIAL CONDITION
Investments. Total investments, including those held-for-sale, were $44.0 billion at June 30, 2026, a decrease of $143 million compared to $44.1 billion at December 31, 2025. The decrease in investments was primarily driven by:
•a decrease in short-term investments of $470 million,
•partially offset by, an increase in fixed maturities - available for sale due to an overall net purchase of $563 million,
•a net unrealized gain of $30 million, and
•a net increase in other invested assets of $14 million during the six months ended June 30, 2026.

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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At June 30, 2026	At December 31, 2025
Fixed income portfolio duration (years)	3.5	3.4
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables totaled $5.1 billion and $5.1 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, $392 million, or 7.7%, was receivable from Mt. Logan Re collateralized segregated accounts; $327 million, or 6.4%, was receivable from Munich Reinsurance America, Inc. and $329 million, or 6.5% was receivable from Endurance Assurance Corporation.
At June 30, 2026, in connection with the ADC reinsurance agreements, $1.26 billion, or 24.7% was recoverable from State National Insurance Company, Inc. Additionally under the State National Reinsurance Agreement, $250 million of reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to the Company.
No other retrocessionaire accounted for more than 5% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $34.7 billion and $34.3 billion at June 30, 2026 and December 31, 2025, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At June 30, 2026
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance Treaty	$6,376	$14,240	$20,616	59.4%
Global Wholesale & Specialty	1,703	4,431	6,134	17.7%
Legacy (1)	2,261	5,724	7,985	23.0%
Total	$10,340	$24,395	$34,735	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Legacy. At June 30, 2026, A&E case and IBNR reserves totaled $150 million and $46 million, respectively.

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

Our carried loss and LAE reserves represent management’s best estimate of our ultimate liability for unpaid claims. We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, accident years, legal entities, and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary, Chief Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.
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

	At June 30,	At December 31,
(Dollars in millions)	2026	2025
Gross reserves	$196	$209
Ceded reserves	(15)	(16)
Net reserves	$180	$193
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at June 30, 2026, we had net asbestos loss reserves of $158 million, or 87.8%, of total net A&E reserves, all of which was for assumed business. At June 30, 2026, we had gross asbestos loss reserves of $174 million, or 88.7% of total gross A&E reserves, all of which was for assumed business.
Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 4.3 years at June 30, 2026 and 4.7 years at December 31, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at June 30, 2026 and December 31, 2025 was $15.4 billion and $15.5 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) and Everest Reinsurance Company (“Everest Re”), are regulated by the Bermuda Monetary Authority (“BMA”) and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the BMA and Everest Re is subject to the RBC developed by the U.S. National Association of Insurance Commissioners (“NAIC”). As further described above and in Item 1A - Risk Factors, during the three months ended June 30, 2026, the BMA formally notified the Company of its group supervision by the BMA and the determination that Bermuda Re is the “designated insurer.” Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
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
We model our potential exposure to catastrophe losses arising from a single event. Projected catastrophe losses are generally summarized in terms of probable maximum loss (“PML”). A full discussion on PMLs is included in our December 31, 2025 Form 10-K filing in Part 2, Item 7 (MD&A) in “Liquidity and Capital Resources” section. We focus on the projected net economic loss from a catastrophe in a given zone as compared to our shareholders’ equity. Economic loss is the PML exposure, net of third party reinsurance, reduced by estimated reinstatement premiums to renew coverage and estimated income taxes. In our December 31, 2025 Form 10-K, we reported that our projected net economic loss from our largest projected 100-year event represented approximately 11.0% of our December 31, 2025 shareholders’ equity. During the first half of 2026, our net exposure to catastrophes has changed due to the market conditions and business decisions. As a result, our projected net economic loss from our largest 100-year event in a given zone represents approximately 8.1% of our June 30, 2026 shareholders’ equity.
The table below reflects the Company’s PML exposure, net of third party reinsurance at various return periods for its top zones/perils (as ranked by largest 1 in 100 year economic loss) based on projection data as of July 1, 2026.

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/Peril
Southeast U.S., Wind	$1,121	$1,570	$1,837	$2,203	$2,480
California, Earthquake	235	971	1,396	1,808	2,087
Texas, Wind	280	667	1,138	1,671	2,265
The projected net economic losses, defined as PML exposures, net of third party reinsurance, reinstatement premiums and estimated income taxes, for the top zones/perils scheduled are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%
(Dollars in millions)
Zone/Peril
Southeast U.S., Wind	$770	$1,060	$1,249	$1,495	$1,679
California, Earthquake	184	705	997	1,294	1,497
Texas, Wind	209	489	810	1,151	1,585
Share repurchases and dividends.
To enhance long-term expected returns to our shareholders, for the three months ended June 30, 2026, we repurchased 1.2 million of our common shares at a cost of $395 million in the open market and paid $78 million in common share dividends. For the six months ended June 30, 2026, we repurchased 2.2 million of our common shares at a cost of $725 million in the open market and paid $158 million in common share dividends. During fiscal year 2025, we repurchased 2.4 million of our common shares at a cost of $797 million in the open market and paid $335 million in common share dividends.
From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing board of directors (“Board”) authorization to repurchase up to 32 million of our shares was increased by 10 million shares to authorize the repurchase of up to 42 million shares. As of June 30, 2026, we had repurchased 35.8 million shares under this authorization. During the second quarter of 2026, the Company’s Board declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on June 26, 2026 for holders of record as of June 12, 2026.
Debt securities. We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $939 million and $2.0 billion for the six months ended June 30, 2026 and 2025, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $269 million and $481 million for the six months ended June 30, 2026 and 2025, respectively, and net tax payments of $143 million and $16 million for the six months ended June 30, 2026 and 2025, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2026 and December 31, 2025, we held cash and short-term investments of $3.6 billion and $4.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2026, we had $1.5 billion of fixed maturity securities - available for sale maturing within one year or less, $11.1 billion maturing within one to five years and $8.4 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2026, we had $403 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $749 million of pre-tax unrealized depreciation and $346 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2026, Everest Re had statutory admitted assets of approximately $32.3 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. See Note 8 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $44.9 billion cash and invested assets portfolio at June 30, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.5 billion of mortgage-backed securities in the $35.0 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.5 billion of short-term investments as well as investments held-for-sale) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At June 30, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$40,295	$39,003	$37,698	$36,387	$35,075
Fair Value Change from Base (%)	6.9%	3.5%	—%	(3.5)%	(7.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,097	$1,054	$—	$(1,059)	$(2,118)
We had $34.7 billion and $34.3 billion of gross reserves for losses and LAE as of June 30, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $4.6 billion resulting in a discounted reserve balance of approximately $26.6 billion, representing approximately 71.0% of the value of the fixed maturity investment portfolio funds.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., Bermuda and Europe. The International Association of Insurance Supervisors has in place a Common Framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which is focused on the group-wide supervision of IAIGs. Effective January 7, 2026, the Bermuda Insurance Amendment (No. 2) Act 2025 (the “Amendment”) expanded the Bermuda Monetary Authority's ("BMA") group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment, the BMA now designates and registers non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. Since the Company is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, the Company is subject to group supervision by the BMA under the Amendment Act.
During the three months ended June 30, 2026, the BMA informed the Company of its formal determination that it is appropriate for the BMA to become Group Supervisor for the Company and specified that Bermuda Re would become the “designated insurer” responsible for group-level regulatory compliance for Everest pursuant to Section 27B of the Act. The Company and Bermuda Re are discussing with the BMA the requirements of group supervision during a twelve-month transition period that ends in January 2027, with the BMA authorized to grant extensions of up to an additional twelve months upon application. During this period, the Company is analyzing compliance requirements and potential focus areas and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, after the transition period, the Company will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Everest’s licensed entities in other jurisdictions. Everest’s continuing assessment and compliance with the Act’s requirements will require the Company to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs and affect our financial condition. Group supervision by the BMA, including designated insurer designation of Bermuda Re, could affect our prescribed capital requirements, the terms and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
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
Except for the matter described above, there have been no other material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	303,478	$339.0829	303,250	6,991,910
May 1 - 31, 2026	278,215	$352.1327	278,115	6,713,795
June 1 - 30, 2026	574,917	$337.7394	574,008	6,139,787
Total	1,156,610	$—	1,155,373	6,139,787
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares. Currently, an aggregate amount of 42.0 million of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, 10b5-1 share repurchase plans, privately negotiated transactions, or a combination thereof. As of June 30, 2026, the Company and/or its subsidiary Holdings have repurchased an aggregate of 35.8 million of the Company’s shares.
(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vesting and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Elias Habayeb

32.1	Section 906 Certification of James Williamson and Elias Habayeb

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

Everest Group, Ltd.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Group, Ltd.
(Registrant)

/S/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)
Dated: August 3, 2026