Form 10-Q
period 2026-09-30
EVEREST GROUP, LTD.
filed 2026-10-30
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 23, 2026
Common Shares, $0.01 par value	37,042,996

EVEREST GROUP, LTD.

Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”) and our Quarterly Reports on Form 10-Q (the “10-Q filings”). These include:
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
•the effects of litigation, new regulations, regulatory oversight and our failure to comply with insurance laws and regulations and other regulatory challenges;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$33,058	$34,573
(amortized cost: 2026, $34,680; 2025, $34,620, credit allowances: 2026, $(115); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $549; 2025, $576, net of credit allowances: 2026, $(7); 2025, $(6))	563	567
Equity securities, at fair value	161	180
Other invested assets	6,141	5,796
Short-term investments	3,055	2,994
Cash	987	1,318
Total investments and cash	43,965	45,429
Accrued investment income	408	436
Premiums receivable (net of credit allowances: 2026, $(112); 2025, $(94))	5,828	5,727
Reinsurance loss recoverables (net of credit allowances: 2026, $(62); 2025, $(57))	5,196	5,110
Funds held by reinsureds	1,392	1,326
Deferred acquisition costs	1,460	1,546
Prepaid reinsurance premiums	871	653
Income tax asset, net	1,322	915
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,609	1,372
TOTAL ASSETS	$62,052	$62,514

LIABILITIES:
Reserve for losses and loss adjustment expenses	$35,288	$34,312
Unearned premium reserve	6,409	7,275
Funds held under reinsurance treaties	273	267
Amounts due to reinsurers	1,013	642
Losses in course of payment	213	151
Senior notes	2,353	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	43	21
Unsettled securities payable	30	—
Other liabilities	943	797
Total liabilities	47,800	47,054

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50.0 shares authorized; no shares issued and outstanding	—	—
Common shares, par value: $0.01; 200.0 shares authorized; 74.5 (2026) and 74.4 (2025)
shares issued and outstanding	1	1
Additional paid-in capital	3,891	3,852
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit)
of $(335) at 2026 and $(23) at 2025	(1,314)	(52)
Treasury shares, at cost; 37.1 (2026) and 33.7 (2025)	(6,104)	(4,906)
Retained earnings	17,777	16,565
Total shareholders' equity	14,252	15,461
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,052	$62,514
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$3,156	$3,855	$10,220	$11,698
Net investment income	634	540	1,725	1,563
Net gains (losses) on investments	(68)	(47)	(86)	(59)
Other income (expense)	(9)	(29)	(117)	(129)
Total revenues	3,713	4,319	11,742	13,073

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,432	2,837	6,819	8,203
Commission, brokerage, taxes and fees	747	890	2,386	2,595
Other underwriting expenses	200	258	641	750
Corporate expenses	30	27	101	79
Interest, fees and bond issue cost amortization expense	36	38	107	114
Total claims and expenses	3,445	4,050	10,054	11,740

INCOME (LOSS) BEFORE TAXES	268	269	1,688	1,332
Income tax expense (benefit)	36	14	243	187

NET INCOME (LOSS)	$233	$255	$1,445	$1,145

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(935)	129	(1,295)	714
Reclassification adjustment for realized losses (gains) included in net income (loss)	44	37	57	48
Total URA(D) of securities arising during the period	(891)	165	(1,238)	762

Foreign currency translation and other adjustments	9	1	(23)	230

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	(1)	(8)
Total benefit plan net gain (loss) for the period	—	—	(1)	(8)
Total other comprehensive income (loss), net of tax	(882)	167	(1,262)	984

COMPREHENSIVE INCOME (LOSS)	$(649)	$422	$183	$2,129

EARNINGS PER COMMON SHARE:
Basic	$6.12	$6.09	$36.85	$27.06
Diluted	$6.12	$6.09	$36.85	$27.06
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except dividends per share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance beginning of period	38.7	41.9	40.7	43.0
Issued (redeemed) during the period, net	—	—	0.1	0.2
Treasury shares acquired	(1.3)	—	(3.4)	(1.2)
Balance end of period	37.4	42.0	37.4	42.0

COMMON SHARES (par value):
Balance beginning of period	$1	$1	$1	$1
Issued (redeemed) during the period, net	—	—	—	—
Balance end of period	1	1	1	1

ADDITIONAL PAID-IN CAPITAL:
Balance beginning of period	3,871	3,818	3,852	3,812
Share-based compensation plans	20	17	39	24
Balance end of period	3,891	3,835	3,891	3,835

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance beginning of period	(432)	(321)	(52)	(1,138)
Net increase (decrease) during the period	(882)	167	(1,262)	984
Balance end of period	(1,314)	(154)	(1,314)	(154)

RETAINED EARNINGS:
Balance beginning of period	17,620	16,030	16,565	15,309
Net income (loss)	233	255	1,445	1,145
Dividends declared ($2.00 per share in 3Q 2026 and $6.00 per share YTD in 2026;
$2.00 per share in 3Q 2025 and $6.00 per share YTD in 2025)	(75)	(84)	(233)	(253)
Balance, end of period	17,777	16,202	17,777	16,202

TREASURY SHARES AT COST:
Balance beginning of period	(5,630)	(4,508)	(4,906)	(4,108)
Purchase of treasury shares	(474)	—	(1,200)	(400)
Share-based compensation plans	1	—	2	—
Balance end of period	(6,104)	(4,508)	(6,104)	(4,508)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$14,252	$15,375	$14,252	$15,375
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,445	$1,145
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(158)	(417)
Decrease (increase) in funds held by reinsureds, net	(62)	(43)
Decrease (increase) in reinsurance recoverables	(284)	(266)
Decrease (increase) in income taxes	(106)	80
Decrease (increase) in prepaid reinsurance premiums	(255)	77
Increase (decrease) in reserve for losses and loss adjustment expenses	1,251	3,086
Increase (decrease) in unearned premiums	(812)	(48)
Increase (decrease) in amounts due to reinsurers	425	213
Increase (decrease) in losses in course of payment	62	(23)
Change in equity adjustments in limited partnerships	(424)	(242)
Distribution of limited partnership income	176	128
Change in other assets and liabilities, net	302	(204)
Non-cash compensation expense	58	43
Amortization of bond premium (accrual of bond discount)	(98)	(122)
Net (gains) losses on investments	86	59
Net cash provided by (used in) operating activities	1,606	3,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	3,201	3,376
Proceeds from fixed maturities sold - available for sale	1,485	933
Proceeds from fixed maturities matured/called/repaid - held to maturity	91	156
Proceeds from fixed maturities sold - held to maturity	—	10
Proceeds from equity securities sold	36	55
Distributions from other invested assets	202	266
Cost of fixed maturities acquired - available for sale	(4,948)	(8,021)
Cost of fixed maturities acquired - held to maturity	(84)	(6)
Cost of equity securities acquired	(3)	(2)
Cost of other invested assets acquired	(325)	(406)
Net change in short-term investments	(47)	945
Net change in unsettled securities transactions	22	(66)
Net cash provided by (used in) investing activities	(369)	(2,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued (redeemed) during the period for share-based compensation, net of expense	(18)	(19)
Purchase of net treasury shares	(1,198)	(400)
Dividends paid to shareholders	(233)	(253)
Cost of shares withheld on settlements of share-based compensation awards	(24)	(20)
Net cash provided by (used in) financing activities	(1,474)	(693)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	(24)

Net change in cash including balances classified as held-for-sale	(190)	(10)
Net change in cash balances classified as held-for-sale (1)	(141)	—
Cash, beginning of period	1,318	1,549
Cash, end of period	$987	$1,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$342	$98
Interest paid	106	91

NON-CASH TRANSACTIONS:
Non-cash limited partnership distribution	$—	$8
Non-cash restructure of equity securities and other invested assets	20	—
Non-cash restructure of fixed maturity securities - available for sale and equity securities	6	—
The accompanying notes are an integral part of the consolidated financial statements.
(1) Refer to Note 6 for details of the assets and liabilities classified as “held-for-sale” as of September 30, 2026.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2026 and 2025
1.GENERAL
Everest Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” and “Everest” mean Group and its subsidiaries.
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Tabular amounts that are less than $500,000 are shown as “—”. Some amounts may not reconcile due to rounding.
Recent Developments
Bermuda-based Reinsurance Sidecar
On June 17, 2026, the Company announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re, Ltd. (“Annapurna Re”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from the Company's general accounts.
Refer to Note 11 of the Notes to these Consolidated Financial Statements for more information.
Divestitures of Commercial Retail Insurance Operations
On August 5, 2026, the Company entered into a definitive agreement to sell its Mexican Commercial Retail Insurance Operations, Compañía de Seguros Generales Everest Mexico, S.A. de C.V. (“Everest Mexico”), to Fairfax Financial Holdings Limited (“Fairfax”), a global property and casualty insurance and reinsurance company. The transaction is anticipated to close in 2027.
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to American International Group, Inc. (“AIG”). The transaction is anticipated to close during the fourth quarter of 2026.
On March 22, 2026, the Company entered into a definitive agreement to sell its Canadian Commercial Retail Insurance Operations, Everest Insurance Company of Canada (“Everest Canada”), to The Wawanesa Mutual Insurance Company (“Wawanesa”). On October 1, 2026, the Company announced the completion of the sale to Wawanesa.
In October 2025, the Company entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business in the U.S., U.K., European Union (“E.U.”) and Asia Pacific to AIG.
Refer to Note 6 of the Notes to the Consolidated Financial Statements for more information.
Changes in Reportable Segment Presentation
During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing differences created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
In addition, the Company introduced a new performance measure for its Legacy segment to better align the reported measures with how management evaluates this business. For the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment new performance measure.

Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in the majority of our geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business. The Company revised the presentation of its reportable segments retrospectively to appropriately align with how the business segments are now managed.
Refer to Note 7 of the Notes to the Consolidated Financial Statements for more information.
Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, the Company’s subsidiaries entered into two adverse development reinsurance agreements, both of which are accounted for as retroactive reinsurance. The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the ceding companies’ North American liabilities in the Global Wholesale & Specialty and Legacy segment, subject to exclusions for certain liabilities, including among others those related to the A&E reserves included in the Legacy segment.
Refer to Note 5 of the Notes to the Consolidated Financial Statements for more information.
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2026.
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
3.INVESTMENTS
Invested Assets Held-for-sale
As of September 30, 2026, we held $85 million and $14 million of fixed maturity securities - available for sale and short-term investments, respectively, for our Canadian, Colombian and Mexican Commercial Retail Insurance Operations, reported as assets held-for-sale within other assets. This compares to $163 million and $31 million of fixed maturity securities - available for sale and short-term investments, respectively, at December 31, 2025, which were included in total investments and cash.
Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$817	$—	$1	$(41)	777
Tax-exempt obligations of U.S. states and political subdivisions	39	—	—	(7)	32
Corporate securities	9,782	(40)	39	(483)	9,298
Asset-backed securities	5,074	(75)	2	(116)	4,885
Mortgage-backed securities
Agency commercial	404	—	—	(42)	363
Non-agency commercial	1,301	—	—	(48)	1,253
Agency residential	5,147	—	—	(404)	4,743
Non-agency residential	1,723	—	—	(79)	1,644
Foreign government securities	2,243	—	11	(119)	2,135
Foreign corporate securities	8,149	—	88	(308)	7,930
Total fixed maturity securities - available for sale	$34,680	$(115)	$142	$(1,648)	$33,058
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$845	$—	$4	$(19)	$830
Tax-exempt obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	9,913	(54)	206	(183)	9,882
Asset-backed securities	5,094	(14)	14	(17)	5,077
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	1,151	—	4	(33)	1,121
Agency residential	5,544	—	82	(161)	5,465
Non-agency residential	1,689	—	32	(1)	1,721
Foreign government securities	2,400	—	36	(64)	2,371
Foreign corporate securities	7,535	—	253	(135)	7,653
Total fixed maturity securities - available for sale	$34,620	$(68)	$640	$(619)	$34,573
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$169	$(2)	$—	$(8)	$160
Asset-backed securities	324	(5)	3	(11)	311
Mortgage-backed securities
Non-agency commercial	—	—	—	—	—
Foreign corporate securities	78	(1)	1	(1)	78
Total fixed maturity securities - held to maturity	$571	(7)	$5	$(20)	$549
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$1,716	$1,690	$1,440	$1,405
Due after one year through five years	10,927	10,616	10,746	10,819
Due after five years through ten years	6,918	6,545	6,722	6,781
Due after ten years	1,469	1,320	1,830	1,772
Asset-backed securities	5,074	4,885	5,094	5,077
Mortgage-backed securities
Agency commercial	404	363	404	412
Non-agency commercial	1,301	1,253	1,151	1,121
Agency residential	5,147	4,743	5,544	5,465
Non-agency residential	1,723	1,644	1,689	1,721
Total fixed maturity securities - available for sale	$34,680	$33,058	$34,620	$34,573
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$36	$36	$25	$25
Due after one year through five years	71	69	68	69
Due after five years through ten years	37	36	4	4
Due after ten years	103	97	148	155
Asset-backed securities	324	311	328	322
Mortgage-backed securities
Non-agency commercial	—	—	—	—
Total fixed maturity securities - held to maturity	$571	$549	$573	$576
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$(1,104)	$202	$(1,527)	$909
Change in URA(D), pre-tax	(1,104)	202	(1,527)	909
Deferred tax benefit (expense)	213	(36)	289	(147)
Change in URA(D), net of deferred taxes, included in shareholders’ equity	$(891)	$165	$(1,238)	$762
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2026 by Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$422	$(23)	$277	$(18)	$699	$(41)
Tax-exempt obligations of U.S. states and political subdivisions	1	—	28	(7)	29	(7)
Corporate securities	5,802	(237)	2,211	(244)	8,013	(481)
Asset-backed securities	2,096	(93)	396	(24)	2,491	(116)
Mortgage-backed securities
Agency commercial	313	(35)	50	(7)	363	(42)
Non-agency commercial	486	(4)	631	(44)	1,117	(48)
Agency residential	3,146	(141)	1,556	(263)	4,702	(404)
Non-agency residential	1,522	(74)	76	(5)	1,598	(79)
Foreign government securities	1,024	(36)	707	(83)	1,731	(119)
Foreign corporate securities	3,673	(131)	1,781	(177)	5,455	(308)
Total	$18,486	$(775)	$7,712	$(872)	$26,198	$(1,646)
Securities where an allowance for credit loss was recorded	8	(2)	—	—	8	(2)
Total fixed maturity securities - available for sale	$18,494	$(777)	$7,712	$(872)	$26,206	$(1,648)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2026 by Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$285	$(4)	$706	$(28)	$991	$(31)
Due in one year through five years	5,305	(141)	2,595	(239)	7,900	(380)
Due in five years through ten years	4,972	(258)	985	(131)	5,956	(389)
Due after ten years	361	(24)	718	(131)	1,079	(156)
Asset-backed securities	2,096	(93)	396	(24)	2,491	(116)
Mortgage-backed securities	5,468	(254)	2,313	(320)	7,780	(573)
Total	$18,486	$(775)	$7,712	$(872)	$26,198	$(1,646)
Securities where an allowance for credit loss was recorded	8	(2)	—	—	8	(2)
Total fixed maturity securities - available for sale	$18,494	$(777)	$7,712	$(872)	$26,206	$(1,648)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2026 were $26.2 billion and $1.6 billion, respectively. The fair value of securities for the single issuer, whose securities are within asset-backed securities and comprised the largest unrealized loss position at September 30, 2026, amounted to less than 1.0% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position (the U.S. government) at September 30, 2026 comprised less than 2.1% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $777 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and asset-backed securities. Of these unrealized losses, $773 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $872 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and foreign government securities. Of these unrealized losses, $863 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$421	$390	$1,225	$1,172
Equity securities	1	1	4	3
Short-term investments and cash	40	43	95	125
Other invested assets
Limited partnerships	144	76	324	189
Other	43	36	111	87
Gross investment income before adjustments	649	546	1,759	1,577
Funds held interest income (expense)	—	7	9	22
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	649	553	1,767	1,598
Investment expenses	15	13	43	35
Net investment income	$634	$540	$1,725	$1,563
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
The Company had contractual commitments to invest up to an additional $2.6 billion in limited partnerships and private placement loan securities at September 30, 2026, which includes $1.3 billion specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $2.0 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The

Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2026 and December 31, 2025 is limited to the total carrying value of $4.1 billion and $3.9 billion, respectively, which are included in general and limited partnerships.
As of September 30, 2026, the Company has outstanding commitments totaling $1.3 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net realized gains (losses) from dispositions:
Fixed maturities	(9)	(36)	(27)	(48)
Equity securities	—	—	—	(1)
Short-term investments	(1)	—	(1)	—
Total net realized gains (losses) from dispositions	(10)	(36)	(28)	(49)
Credit allowance on fixed maturity securities	(51)	(12)	(49)	(14)
Gains (losses) from fair value adjustment on public equities	(8)	—	(9)	3
Total net gains (losses) on investments	$(68)	$(47)	$(86)	$(59)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(39)	$(25)	$—	$(64)	$(54)	$(14)	$—	$(68)
Credit losses on securities where credit
losses were not previously recorded	—	(28)	—	(28)	(2)	(28)	—	(30)
Increases in allowance on previously
impaired securities	(2)	(22)	—	(24)	(9)	(34)	—	(43)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	—	1	26	—	—	26
Balance, end of period	$(40)	$(75)	$—	$(115)	$(40)	$(75)	$—	$(115)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(39)	$—	$—	$(40)	$(35)	$—	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(17)	(14)	—	(30)	(21)	(14)	—	(34)
Increases in allowance on previously
impaired securities	(6)	—	—	(6)	(6)	—	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	25	—	—	25	25	—	—	25
Balance, end of period	$(38)	$(14)	$—	$(51)	$(38)	$(14)	$—	$(51)
(Some amounts may not reconcile due to rounding.)
The allowance for credit losses for fixed maturities - available for sale within the asset-backed securities category increased for the three and nine months ended September 30, 2026 primarily emanating from two privately placed structured junior notes.
The allowance for credit losses for fixed maturities - held to maturity was not significant for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.

The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$402	$653	$1,485	$933
Gross gains from sales	9	34	36	43
Gross losses from sales	(18)	(69)	(63)	(91)

Proceeds from sales of fixed maturity securities - held to maturity	$—	$—	$—	$10
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	—	(1)

Proceeds from sales of equity securities	$36	$1	$36	$55
Gross gains from sales	1	—	1	—
Gross losses from sales	(1)	—	(1)	(1)
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three and nine months ended September 30, 2026.
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
At September 30, 2026 and December 31, 2025, $2.8 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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

Excluded from our fair value hierarchy disclosures as of September 30, 2026 are $85 million of fixed maturity - available for sale securities that have been reclassified to assets held-for-sale reported within other assets at September 30, 2026, representing invested assets related to our Canadian, Colombian and Mexican Commercial Retail Insurance operations. Additionally, as of September 30, 2026, $14 million of short term investments related to our Canadian, Colombian and Mexican Commercial Retail Insurance operations have been reclassified to assets held-for-sale reported within other assets; short-term investments are stated at cost, which approximates fair value. Refer to Note 6 of the Notes to the Consolidated Financial Statements for more information.
The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$777	$—	$777	$—
Tax-exempt obligations of U.S. states and political subdivisions	32	—	32	—
Corporate securities	9,298	—	8,967	331
Asset-backed securities	4,885	—	2,425	2,460
Mortgage-backed securities
Agency commercial	363	—	363	—
Non-agency commercial	1,253	—	1,253	—
Agency residential	4,743	—	4,743	—
Non-agency residential	1,644	—	1,644	—
Foreign government securities	2,135	—	2,135	—
Foreign corporate securities	7,930	—	7,916	14
Total fixed maturities - available for sale	$33,058	$—	$30,254	$2,805

Equity securities, fair value	$161	$93	$68	$—
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in millions)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$830	$—	$830	$—
Tax-exempt obligations of U.S. states and political subdivisions	41	—	41	—
Corporate securities	9,882	—	9,512	370
Asset-backed securities	5,077	—	2,987	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	1,121	—	1,121	—
Agency residential	5,465	—	5,465	—
Non-agency residential	1,721	—	1,721	—
Foreign government securities	2,371	—	2,371	—
Foreign corporate securities	7,653	—	7,639	14
Total fixed maturities - available for sale	$34,573	$—	$32,099	$2,474

Equity securities, fair value	$180	$88	$92	$—
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$365	$2,428	$13	$2,806	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings	(1)	(50)	—	(51)	(4)	(62)	—	(66)
Included in other comprehensive income (loss)	(3)	(54)	—	(57)	(1)	(59)	—	(60)
Purchases, issuances and settlements	(30)	136	—	106	(34)	490	—	456
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$331	$2,460	$14	$2,805	$331	$2,460	$14	$2,805

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(1)	$(50)	$—	$(51)	$(3)	$(62)	$—	$(65)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$436	$1,862	$14	$2,312	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings	(23)	(14)	—	(36)	(24)	(13)	—	(37)
Included in other comprehensive income (loss)	13	7	—	20	(1)	5	—	3
Purchases, issuances and settlements	(25)	124	—	99	(92)	331	—	239
Transfers in/(out) of Level 3 and reclassification of
securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$402	$1,979	$14	$2,394	$402	$1,979	$14	$2,394

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held at
the reporting date	$(13)	$—	$—	$(13)	$(14)	$—	$—	$(14)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2026 and 2025.
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
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. Refer to Note 3 of the Notes to the Consolidated Financial Statements for details of investments in COLI policies.
In addition, $204 million and $233 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(Dollars in millions)
Gross reserves beginning of period	$34,312	$29,889
Less reinsurance recoverables on unpaid losses	(3,715)	(2,915)
Net reserves beginning of period	30,597	26,975

Incurred related to:
Current year	6,585	7,665
Prior years	226	537
Prior years, reserves subject to the ADC	8	—
Total incurred losses and LAE	6,819	8,203

Paid related to:
Current year	770	885
Prior years	4,804	4,670
Total paid losses and LAE	5,574	5,554

Foreign exchange/translation adjustment	(170)	607

Net reserves end of period	31,672	30,231
Plus reinsurance recoverables on unpaid losses (1)	3,616	3,511
Gross reserves end of period	$35,288	$33,742
(1) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1.26 billion as of September 30, 2026.
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $6.6 billion and $7.7 billion for the nine months ended September 30, 2026 and 2025, respectively. Current year incurred losses decreased overall due to a decrease of $1.0 billion of current year attritional losses in 2026 compared to 2025, as well as a decrease of $48 million in 2026 current year catastrophe losses. 2025 current year attritional losses for the nine months ended September 30, 2025 included approximately $83 million from the Washington D.C. aviation accident.
The decrease in current year attritional losses was primarily driven by a decline in premiums earned in our Reinsurance Treaty and Legacy segments. In addition, in 2025 we strengthened U.S. casualty reserves within the Legacy segment which was not a factor in 2026. The current year catastrophe losses of $556 million for the nine months ended September 30, 2026 primarily related to wildfires and other weather related events ($243 million), earthquakes ($157 million) and foreign conflict ($146 million).
The net prior year unfavorable development on reserves of $226 million was primarily due to net prior year unfavorable development on attritional losses of $366 million, partially offset by net prior year favorable development on catastrophe losses of $141 million. The net prior year unfavorable development of attritional losses is primarily driven by U.S. casualty reserve strengthening in the Reinsurance Treaty segment, offset by short-tail lines releases. The net prior year favorable development of catastrophe losses was driven by the release of $197 million of well-seasoned reserves primarily related to 2024 and 2025 events, offset by $57 million of unfavorable development primarily related to the 2024 Baltimore Bridge collapse.
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
Under the MS Transverse Reinsurance Agreement, the Company paid a reinsurance premium of $122 million to MS Transverse Reinsurer to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development; as a result, the Company recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in the Company’s 2025 consolidated statement of operations. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of September 30, 2026 and December 31, 2025, the Company had a deferred gain of $9 million and $3 million, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of September 30, 2026 and December 31, 2025 were $1.3 billion and $1.3 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of September 30, 2026 and December 31, 2025 was $591 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of September 30, 2026 and December 31, 2025 was $400 million.

6.SALE OF COMMERCIAL RETAIL BUSINESS AND RENEWAL RIGHTS
Sale of Mexican Commercial Retail Insurance Operations
On August 5, 2026, the Company entered into a definitive agreement to sell its Mexican Commercial Retail Insurance operations, Everest Mexico, to Fairfax. Assets held-for-sale would be primarily composed of investments and cash at the time of the transaction close. This transaction is anticipated to close in 2027, pursuant to customary regulatory approvals and closing conditions.
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Colombia, to AIG. Assets held-for-sale would be primarily composed of investments and cash at the time of the transaction close. This transaction is anticipated to close during the fourth quarter of 2026, pursuant to customary regulatory approvals and closing conditions.
Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with The Wawanesa Mutual Insurance Company, a mutual insurance company existing under the Insurance Companies Act (Canada) (“Buyer”), pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Canada, a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing the Company’s Canadian Commercial Retail Insurance operations. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
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
On October 1, 2026, the Company announced the completion of the sale of its Canadian Commercial Retail Insurance Operations to Wawanesa. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filing for the three months ended March 31, 2026.

The following table presents the carrying amounts of assets and liabilities held-for-sale related to the pending close of sale transactions described above:

	Nine Months Ended September 30, 2026
(Dollars in millions)	Everest Canada	Everest Colombia	Everest Mexico	Total
Assets held-for-sale (1)
Fixed maturities - available for sale, at fair value	$61	$24	$—	$85
Short-term investments	—	—	14	14
Cash	121	14	6	141
Total investments and cash	182	38	19	239
Accrued investment income	—	1	—	1
Income tax asset, net	10	—	1	12
Other assets	17	1	4	22
Total assets held-for-sale	$210	$40	$24	$274

Liabilities held-for-sale (2)
Other liabilities	5	14	7	27
Total liabilities held-for-sale	$5	$14	$7	$27
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
The pre-tax net income (loss) of our held-for-sale business was not significant for the three and nine months ended September 30, 2026.
As of September 30, 2026, the Company reported held-for-sale assets and liabilities within the other assets and other liabilities captions on the consolidated balance sheets, respectively. Everest Canada, Everest Colombia and Everest Mexico operating results continue to be reported within the consolidated statements of operations and as part of the Legacy segment for the three and nine months ended September 30, 2026. The Company has determined that the sales of Everest Canada, Everest Colombia and Everest Mexico does not represent a strategic shift, and therefore, do not meet the requirements for discontinued operations.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, the Company entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with AIG (the “Buyer”), pursuant to which the Company agreed to cause (i) Everest International Reinsurance, Ltd. - Australian Branch and Everest International Reinsurance, Ltd. - Singapore Branch, (ii) Everest Insurance (Ireland), dac - UK Branch and (iii) Everest National Insurance Company, Everest Indemnity Insurance Company, Everest Security Insurance Company, Everest Premier Insurance Company, Everest Denali Insurance Company, Everest International Assurance, Ltd. and Everest Reinsurance Company to sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million.
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
The closing of the transaction pursuant to the EU Master Transaction Agreement was subject to the receipt of antitrust approvals from the European Commission and other customary closing conditions, which occurred on December 10, 2025. Upon closing of the transaction, the Company recognized a $55 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
Under the ROW Master Transaction Agreements, the Buyer has also agreed to pay the Company a total of $10 million per month for nine months for specified transition services starting January 1, 2026.
In addition, as a result of the ROW Master Transaction Agreements, the Company also recorded severance costs and impairments of capitalized software in the amounts of $28 million and $83 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $21 million for the year ended December 31, 2025.
For the three months ended September 30, 2026, the Company recognized $15 million of net transaction expenses associated with this agreement primarily relating to purchase price adjustment and additional severance/retention expenses. For the nine months ended September 30, 2026, the Company recognized $116 million of net transaction expenses associated with this agreement primarily relating to severance/retention expenses. These expenses were recorded in other income (expense) in our Consolidated Statements of Operations for the three months ended September 30, 2026 and for the nine months ended September 30, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in the majority of our geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed, and recast certain sections of its Annual Report on Form 10-K for the fiscal year ended 2025 on a Current Report on Form 8-K filed on June 3, 2026.
Our Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two segments actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively.
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

For the Reinsurance Treaty and Global Wholesale & Specialty reportable segments, management generally monitors and evaluates financial performance based on underwriting results. During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing differences created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
Underwriting income (loss) is presented as a non-GAAP financial measure that includes earned premium less losses and LAE incurred, adjusted to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain, commission and brokerage expenses, and other underwriting expenses. The Company measures underwriting results using ratios, including the loss, commission and brokerage, and other underwriting expense ratios, which are calculated by dividing the respective losses and expenses by premiums earned.
For the Legacy reportable segment, underwriting results are not a meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. This balance sheet-based measure is calculated as reserve for losses and LAE, less unpaid reinsurance loss recoverables adjusted to exclude the unpaid recoverable of the adverse development reinsurance agreements. Other than this measure used to evaluate the Legacy reportable segment, the Company does not review and evaluate the financial results of its reportable segments based on balance sheet data.
These changes to the segment performance measures have been reflected retrospectively. The Company continues to evaluate its segments as its business evolves and may further refine its segments and financial performance measures.

The following tables present segment underwriting results for the periods indicated:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated
Gross written premiums	$2,715	$948	$79	$3,742	$8,109	$2,699	$308	$11,116
Net written premiums	2,164	747	57	2,968	6,797	2,177	218	9,192

Premiums earned	$2,243	$705	$208	$3,156	$7,158	$2,133	$929	$10,220
Incurred losses and LAE	1,797	449	186	2,432	4,723	1,332	755	6,811
Commission and brokerage	572	149	26	747	1,830	448	108	2,386
Other underwriting expenses	65	89	46	200	197	268	175	641
Underwriting income (loss)	$(191)	$19	$(51)	$(223)	$407	$85	$(109)	$383

Ceded prior year (unfavorable) favorable development and related amortization under ADC				—				(8)
Net investment income				634				1,725
Net gains (losses) on investments				(68)				(86)
Corporate expenses				(30)				(101)
Interest, fee and bond issue cost amortization expense				(36)				(107)
Other income (expense)				(9)				(117)
Income tax benefit (expense)				(36)				(243)
Net income (loss)				$233				$1,445

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$7,790				$7,790
Less: unpaid reinsurance loss recoverables before impact of ADC			(1,907)				(1,907)
Net loss and loss adjustment expense reserves before impact of ADC			$5,882				$5,882
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Total Consolidated
Gross written premiums	$2,867	$918	$590	$4,375	$8,753	$2,646	$2,048	$13,446
Net written premiums	2,548	761	444	3,754	7,861	2,182	1,565	11,607

Premiums earned	$2,579	$737	$539	$3,855	$7,885	$2,197	$1,616	$11,698
Incurred losses and LAE	1,490	465	882	2,837	5,063	1,417	1,723	8,203
Commission and brokerage	692	149	50	890	2,010	440	144	2,595
Other underwriting expenses	62	90	105	258	186	240	324	750
Underwriting income (loss)	$335	$33	$(498)	$(130)	$626	$100	$(575)	$151

Ceded prior year (unfavorable) favorable development and related amortization under ADC				—				—
Net investment income				540				1,563
Net gains (losses) on investments				(47)				(59)
Corporate expenses				(27)				(79)
Interest, fee and bond issue cost amortization expense				(38)				(114)
Other income (expense)				(29)				(129)
Income tax benefit (expense)				(14)				(187)
Net income (loss)				$255				$1,145

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$8,379				$8,379
Less: unpaid reinsurance loss recoverables before impact of ADC			(2,073)				(2,073)
Net loss and loss adjustment expense reserves before impact of ADC			$6,306				$6,306
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose on an interim basis and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
8.CREDIT FACILITIES
As of September 30, 2026, the Company has multiple active committed letter of credit facilities with a total commitment of up to $1.6 billion, as well as two additional credit facilities denominated in British Pound Sterling and Euros, with total commitments of up to £150 million and €75 million, respectively. The Company also has additional uncommitted letter of credit facilities of up to $240 million which may be accessible via written request and corresponding authorization from the applicable lender. There is no guarantee that the uncommitted capacity will be available to us on a future date.
The terms and outstanding amounts for each facility are discussed below. The dates of expiry of letters of credit issued under facilities may differ from the dates of expiry of the respective facilities. Refer to Note 11 of the Notes to the Consolidated Financial Statements for collateral posted related to secured letters of credit.
Wells Fargo Bilateral Letter of Credit Facility
Effective June 10, 2024, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) entered into a Second Amended and Restated Letter of Credit Facility agreement with Wells Fargo (the “Wells Fargo Bilateral Letter of Credit Facility”). The agreement provides a commitment for the issuance of up to $500 million of secured letters of credit. Effective June 9, 2025, the Wells Fargo Bilateral Letter of Credit Facility was amended to tranche the facility, extend the availability of committed issuance for two years, and to reduce the overall size of the facility. As of September 30, 2026, the amended Wells Fargo Bilateral Letter of Credit Facility provides for the committed issuance of up to $175 million of unsecured letters of credit and $175 million of secured letters of credit.

The following table summarizes the outstanding letters of credit under the Wells Fargo Bilateral Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Bilateral LOC Facility - secured tranche	$175	$113	12/31/2026	$175	$141	12/31/2026
		—	8/4/2027
Wells Fargo Bank Bilateral LOC Facility - unsecured tranche	175	113	12/31/2026	175	140	12/31/2026
		—	2/20/2027
Total Wells Fargo Bank Bilateral LOC Facility	$350	$226		$350	$280
(Some amounts may not reconcile due to rounding.)
Citibank Letter of Credit Facility
Effective August 9, 2021, Bermuda Re entered into a letter of credit issuance facility with Citibank N.A. (the “Citibank Letter of Credit Facility”). The Bermuda Re Citibank Letter of Credit Facility provides for the committed issuance of up to $230 million of secured letters of credit. In addition, the facility provided for the uncommitted issuance of up to $140 million, which may be accessible via written request by the Company and corresponding authorization from Citibank N.A. Effective December 23, 2025, the agreement was amended to extend the availability of committed issuance for an additional two years.
The following table summarizes the outstanding letters of credit under the Citibank Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank LOC Facility - Committed	$230	$—	12/16/2026	$230	$—	1/21/2026
		154	12/31/2026		4	2/28/2026
		3	1/1/2027		2	3/1/2026
		1	1/21/2027		1	3/15/2026
		—	1/31/2027		—	12/16/2026
		4	2/28/2027		191	12/31/2026
		2	3/1/2027		1	8/15/2027
		1	3/15/2027		3	9/23/2027
		3	9/23/2027
		1	12/1/2027
		—	12/16/2027
		—	12/20/2027
		4	12/31/2027
		—	8/15/2028
Citibank LOC Facility - Uncommitted	140	47	12/31/2026	140	1	12/1/2026
		8	9/30/2030		—	12/20/2026
					42	12/31/2026
					7	12/30/2029
Citibank LOC Facility	$370	$227		$370	$253
(Some amounts may not reconcile due to rounding.)
Bayerische Landesbank Bilateral Secured Credit Facility
Effective August 27, 2021, Bermuda Re entered into a letter of credit issuance facility with Bayerische Landesbank (the “Bayerische Landesbank Bilateral Secured Credit Facility”). The Bayerische Landesbank Bilateral Secured Credit Facility provides for the committed issuance of up to $200 million of secured letters of credit. Effective August 16, 2024, the Bermuda Re Bayerische Landesbank Bilateral Secured Credit Facility was amended to extend the availability of committed issuance for three years.

The following table summarizes the outstanding letters of credit under the Bayerische Landesbank Bilateral Secured Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Secured Credit Facility - Committed	$200	$130	12/31/2026	$200	$123	12/31/2026
(Some amounts may not reconcile due to rounding.)
Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility
Effective December 30, 2022, Bermuda Re entered into an additional letter of credit issuance facility with Bayerische Landesbank, New York Branch (the “Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility”). The Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility provides for the committed issuance of up to $150 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor. Effective December 20, 2024, the Bermuda Re Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility was amended to extend the availability of committed issuance for two years.
The following table summarizes the outstanding letters of credit under the Bayerische Landesbank Bilateral Unsecured Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$85	12/31/2026	$150	$150	12/31/2026
		65	9/8/2027
Total Bayerische Landesbank Bilateral Unsecured Credit Facility - Committed	$150	$150		$150	$150
(Some amounts may not reconcile due to rounding.)
Lloyd’s Bank Letter of Credit Facility
Effective December 27, 2023, Bermuda Re entered into an amended and restated letter of credit issuance facility with Lloyd’s Bank Corporate Markets PLC, to add Everest Insurance (Ireland), dac as an account party with access to a $15 million sub-limit for the issuance of letters of credit (the “Lloyd’s Bank Letter of Credit Facility”). This facility superseded the previous letter of credit issuance facility with Lloyd’s Bank that was effective August 18, 2023. Effective August 18, 2025, the Lloyds Bank Letter of Credit Facility was amended to add Everest Re as an account party and to extend the availability of committed issuance for an additional two years. The Lloyd’s Bank Letter of Credit Facility provides for the committed issuance of up to $250 million of unsecured letters of credit and is fully and unconditionally guaranteed by Group, as Parent Guarantor. Letters of credit under the Lloyd’s Bank Letter of Credit Facility may be issued in U.S. dollars, Canadian dollars, Euros or Sterling.
The following table summarizes the outstanding letters of credit under the Lloyd’s Bank Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Lloyd's Bank Credit Facility - Committed	$250	$184	12/18/2026	$250	$67	10/22/2026
		50	12/31/2026		61	12/18/2026
		15	9/24/2027		107	12/31/2026
Total Lloyd's Bank LOC Facility	$250	$249		$250	$235
(Some amounts may not reconcile due to rounding.)
Barclays Bank Letter of Credit Facility
Effective November 3, 2021, Bermuda Re entered into a letter of credit issuance facility with Barclays Bank PLC (the “Barclays Letter of Credit Facility”). The Barclays Letter of Credit Facility provides for the committed issuance of up to

$200 million of secured letters of credit. Effective October 30, 2024, the agreement was amended to extend the availability of the committed issuance for an additional three years.
The following table summarizes the outstanding letters of credit under the Barclays Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Barclays Bilateral Letter of Credit Facility	$200	$13	11/14/2026	$200	$13	11/14/2026
		5	12/31/2026		5	12/31/2026
		100	7/21/2027
Total Barclays Bilateral Letter of Credit Facility	$200	$117		$200	$17
(Some amounts may not reconcile due to rounding.)
Nordea Bank Letter of Credit Facility
Effective November 21, 2022, Bermuda Re entered into a letter of credit issuance facility with Nordea Bank ABP, New York Branch (the “Nordea Bank Letter of Credit Facility”). The Nordea Bank Letter of Credit Facility provides for the committed issuance of up to $200 million of unsecured letters of credit, and subject to credit approval, uncommitted issuance of $100 million for a maximum total facility amount of $300 million.
The following table summarizes the outstanding letters of credit under the Nordea Bank Letter of Credit Facility for the periods indicated:

(Dollars in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Nordea Bank Letter of Credit Facility - Committed	$200	$200	12/31/2026	$200	$200	12/31/2026
Nordea Bank Letter of Credit Facility - Uncommitted	100	100	12/31/2026	100	100	12/31/2026
Total Nordea Bank ABP, NY LOC Facility	$300	$300		$300	$300
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
The following table summarizes the outstanding letters of credit under the Funds at Lloyds Syndicated Letter of Credit Facility for the periods indicated:

(Pounds in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Funds at Lloyds Syndicated Letter of Credit Facility	£150	£143	11/1/2029	£150	£143	11/1/2029
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

The following table summarizes the outstanding letters of credit under the Commerzbank Letter of Credit Facility for the periods indicated:

(Dollars and Euros in millions)	At September 30, 2026			At December 31, 2025
Letter of Credit Facility	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Commerzbank Letter of Credit Facility	€75	€46	1/30/2027	€75	€51	1/30/2027
		€1	12/31/2026		$25	12/31/2026
		$—	12/26/2026		$—	12/26/2026
		$23	12/31/2026
(Some amounts may not reconcile due to rounding.)
Federal Home Loan Bank Membership
Everest Reinsurance Company (“Everest Re”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2026, Everest Re had statutory admitted assets of approximately $32.5 billion which provides borrowing capacity of up to approximately $3.2 billion. As of September 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $11 million and $12 million for the three months ended September 30, 2026 and 2025, respectively. Everest Re incurred interest expense of $31 million and $37 million for the nine months ended September 30, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership agreement requires that members must have sufficient qualifying collateral pledged. As of September 30, 2026, Everest Re had $1.2 billion of collateral pledged. Refer to Note 11 of the Notes to these Consolidated Financial Statements.
9.SENIOR NOTES
The table below displays Everest Reinsurance Holdings, Inc.’s (“Holdings”) outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				September 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$326	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	983	618	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	560	972	636
			$2,400	$2,353	$1,504	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025	2026	2025
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	Semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	Semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)

10.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$208	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The reset quarterly interest rate for August 17, 2026 to November 16, 2026 is 6.39%.
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
Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Interest expense incurred	$4	$4	$11	$12
11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At September 30,	At December 31,
(Dollars in millions)	2026 (1)	2025
Collateral in trust for non-affiliated agreements	$3,177	$3,363
Collateral for secured letter of credit facilities	734	739
Collateral for FHLB borrowings	1,212	1,418
Securities on deposit with or regulated by government authorities	1,117	1,417
Funds at Lloyd's	250	260
Funds held by reinsureds	1,392	1,326
Prepaid employee benefit asset	92	—
Total restricted assets	$7,974	$8,522
(1) As applicable, restricted assets summarized in the table above include assets classified as held-for-sale, which are reported within Other assets on the consolidated balance sheets as of September 30, 2026. Refer to Note 6 of the Notes to these Consolidated Financial Statements.
Restricted cash is included in cash on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company had restricted cash of $75 million and $122 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements and secured letter of credit facilities.

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
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2026	2025	2026	2025
(Dollars in millions)
Ceded written premiums	$118	$115	$329	$365
Ceded earned premiums	118	113	329	330
Ceded losses and LAE	21	13	63	135

Assumed written premiums	1	4	3	9
Assumed earned premiums	1	4	3	9
Assumed losses and LAE	—	—	—	—

The Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of Annapurna Re. Annapurna Re is a Bermuda-based collateralized insurer and special purpose vehicle. The following table summarizes the premiums and losses that are ceded by the Company to Annapurna Re segregated accounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Annapurna Re Segregated Accounts	2026	2025	2026	2025
(Dollars in millions)
Ceded written premiums	$204	$—	$478	$—
Ceded earned premiums	103	—	185	—
Ceded losses and LAE	72	—	130	—

The Company has entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

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
On October 28, 2026, two purported shareholders filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain current and former officers. The complaint purports to assert claims on behalf of purchasers of the Company's common shares during the period from February 8, 2024 through October 27, 2025 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that defendants made materially false or misleading statements or omissions concerning, among other things, the Company's U.S. casualty business, underwriting, pricing, loss development and reserves, and seeks damages and other relief. The Company intends to vigorously defend the action. The litigation is at a preliminary stage, and the Company is unable at this time to predict its outcome or reasonably estimate the amount or range of any potential loss.

Aside from litigation and arbitrations related to insurance and reinsurance agreements and as otherwise referred to above, the Company is not a party to any other material litigation or arbitration.
13.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities (1)	$(1,164)	$229	$(935)	$(1,603)	$307	$(1,295)
Reclassification of net realized losses (gains) included
in net income (loss) (1)	60	(16)	44	76	(19)	57
Foreign currency translation and other adjustments	11	(2)	9	(46)	23	(23)
Benefit plan actuarial net gain (loss)	—	—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(1,093)	$211	$(882)	$(1,575)	$313	$(1,262)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities and Reclassification of net realized losses (gains) included in net income (loss) include URA(D) of fixed maturity, available for sale securities and equity method investments.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities	$155	$(26)	$129	$847	$(133)	$714
Reclassification of net realized losses (gains) included
in net income (loss)	47	(10)	37	62	(14)	48
Foreign currency translation and other adjustments	(25)	26	1	219	11	230
Benefit plan actuarial net gain (loss)	—	—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—	(10)	2	(8)
Total other comprehensive income (loss)	$177	$(10)	$167	$1,118	$(134)	$984
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025	2026	2025
URA(D) of securities (1)	$60	$47	$76	$62	Net gains (losses) on investments
	(16)	(10)	(19)	(14)	Income tax expense (benefit)
	$44	$37	$57	$48	Net income (loss)

Benefit plan net gain (loss)	$—	$—	$(1)	$(10)	Other underwriting expenses
	—	—	—	2	Income tax expense (benefit)
	$—	$—	$(1)	$(8)	Net income (loss)
(Some amounts may not reconcile due to rounding)
(1) URA(D) of securities includes URA(D) of fixed maturity, available for sale securities and equity method investments.

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning balance of URA(D) of securities (1)	$(324)	$(235)	$23	$(831)
Current period change in URA(D) of securities	(891)	165	(1,238)	762
Ending balance of URA(D) of securities	(1,215)	(69)	(1,215)	(69)

Beginning balance of foreign currency translation and other adjustments	(113)	(95)	(81)	(323)
Current period change in foreign currency translation and other adjustments	9	1	(23)	230
Ending balance of foreign currency translation and other adjustments	(104)	(93)	(104)	(93)

Beginning balance of benefit plan net gain (loss)	5	8	6	16
Current period change in benefit plan net gain (loss)	—	—	(1)	(8)
Ending balance of benefit plan net gain (loss)	5	8	5	8

Ending balance of accumulated other comprehensive income (loss)	$(1,314)	$(154)	$(1,314)	$(154)
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
The following table presents the Restricted Stock Awards and Performance Stock Units granted for the three months ended September 30, 2026 and 2025, respectively:

Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant	Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant
September 10, 2026	3,891	—	$369.30	August 20, 2025	954	—	$341.44
				September 11, 2025	53,283	—	$343.83
	3,891	—			54,237	—
There were no Performance Stock Units granted for the three months ended September 30, 2026 and 2025.
The following table presents the Restricted Stock Awards and Performance Stock Units granted for the nine months ended September 30, 2026 and 2025, respectively:

Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant	Grant Date	Restricted Stock Awards	Performance Stock Units	Fair Value at Time of Grant
February 26, 2026	223,910	47,312	$338.69	February 26, 2025	230,334	27,204	$344.48
May 12, 2026	24,024	—	$350.77	February 27, 2025	7,488	—	$347.23
September 10, 2026	3,891	—	$369.30	March 6, 2025	906	—	$359.28
				May 13, 2025	4,630	—	$348.41
				June 23, 2025	1,914	—	$339.93
				August 20, 2025	954	—	$341.44
				September 11, 2025	53,283	—	$343.83
	251,825	47,312			299,509	27,204

Employee Stock Purchase Plan
In August 2025, following shareholder approval, the Company implemented an Employee Stock Purchase Plan (“ESPP”), authorizing the issuance of up to 500,000 shares under such plan. The shares issued under the ESPP were previously repurchased by Everest Group, Ltd. and are held as Treasury Shares. The ESPP provides employees of the Company and its participating subsidiaries with the opportunity to purchase Group common shares at a discount through accumulated payroll deductions during established offering periods. Under this plan, eligible employees of the Company may purchase common shares up to twice per year at a discount of 15.0% from the market price per share on the last trading day of offering periods. The ESPP is a compensatory plan, based on the discount of 15.0%. Therefore, consistent with other forms of share-based payments, compensation cost for equity awarded through the ESPP is measured as the fair value of the award at grant date. For the three and nine months ended September 30, 2026, approximately 11,364 shares and 23,445 shares were purchased by employees through the ESPP, respectively.
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
Net income (loss) per common share has been computed as shown below, based upon weighted average common basic and dilutive shares outstanding.

(Dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings Per Common Share:
Numerator
Net income (loss)	$233	$255	$1,445	$1,145
Less: dividends declared - common shares and unvested common shares	(75)	(84)	(233)	(253)
Undistributed earnings	157	172	1,212	892
Percentage allocated to common shareholders (1)	98.7%	98.8%	98.7%	98.8%
	155	169	1,196	882
Add: dividends declared - common shareholders	74	83	230	250
Numerator for basic and diluted earnings per common share	$230	$252	$1,427	$1,132

Denominator
Denominator for basic earnings per weighted-average common shares	37.6	41.4	38.7	41.8
Effect of dilutive securities:
Employee Stock Purchase Plan offering	—	—	—	—
Denominator for diluted earnings per adjusted weighted-average common shares	37.6	41.4	38.7	41.8

Per common share net income (loss)
Basic	$6.12	$6.09	$36.85	$27.06
Diluted	$6.12	$6.09	$36.85	$27.06

(1) Basic weighted - average common shares outstanding	37.6	41.4	38.7	41.8
Basic weighted - average common shares outstanding and unvested
common shares expected to vest	38.1	41.9	39.2	42.3
Percentage allocated to common shareholders	98.7%	98.8%	98.7%	98.8%
(Some amounts may not reconcile due to rounding.)
The ESPP offering has an approximate weighted average dilutive effect of 1,918 shares and 1,511 shares for the three and nine months ended September 30, 2026, respectively, based upon the outstanding rights to purchase shares through the ESPP offering purchase date.

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
On September 11, 2026, the OECD framework released additional administrative guidance and implementation materials related to the global minimum tax framework. These materials include an updated GloBE Information Return incorporating the January 2026 side-by-side package, guidance addressing explicitly conditional taxes, the Qualified Domestic Minimum Top-up Tax safe harbor, and a framework for reviewing relevant domestic legislation. The Company continues to evaluate the potential impact of these developments and to monitor further guidance and implementation activities in the relevant jurisdictions in which it operates.
17.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. On October 1, 2026, the Company announced the completion of the sale of its Canadian Commercial Retail Insurance Operations. Refer to Note 6 of the Notes to these Consolidated Financial Statements for more information. On October 28, 2026, two purported shareholders filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain current and former officers. Refer to Note 12 of the Notes to these Consolidated Financial Statements for more information. On October 30, 2026, the Company entered into a definitive agreement to sell its Chile Commercial Retail Insurance operations, Everest Compañia de Seguros Generales Chile S.A., to American International Group, Inc. The transaction is anticipated to close in early 2027. No other material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K and recast 2025 Form 10-K, as filed on the Current Report on Form 8-K dated June 3, 2026.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Securities Litigation
See Item 1 – Legal Proceedings.
Bermuda Monetary Authority Group Supervision
As further detailed below in the section titled “Item 1A. – Risk Factors”, the Bermuda Monetary Authority (the “BMA”) has informed the Company of its formal determination that it is appropriate for the BMA to become Group Supervisor for the Company and has assigned the Company a group registration number. The BMA has also specified that Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) would become the “designated insurer” responsible for group-level regulatory compliance for Everest, pursuant to Section 27B of the Insurance Act 1978 (the “Act”). The Company expects that it will be formally designated as an Internationally Active Insurance Group (“IAIG”) by the BMA. The Company and Bermuda Re are discussing with the BMA the applicable requirements of group supervision during a twelve-month transition period that ends in January 2027. During this period, the Company is analyzing compliance requirements and potential focus areas for enhancement and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, the Company will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Everest’s licensed entities in other jurisdictions. Everest’s continuing assessment of and compliance with BMA group supervision will require the Company to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries or may result in increased costs or affect our financial condition. Group supervision and IAIG status could also affect our prescribed capital requirements, the terms of and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
Bermuda-based Reinsurance Sidecar
On June 17, 2026, the Company announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re, Ltd. (“Annapurna Re”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from the Company's general accounts.

Adverse Development Reinsurance Agreements
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
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the Subject Business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Legacy segment. At the time the Company entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
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
Under the MS Transverse Reinsurance Agreement, the Company paid a reinsurance premium of $122 million to MS Transverse Reinsurer to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development; as a result, the Company recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in the Company’s 2025 consolidated statement of operations. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of September 30, 2026 and December 31, 2025, the Company had a deferred gain of $9 million and $3 million, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of September 30, 2026 and December 31, 2025 were $1.3 billion and $1.3 billion, respectively. The aggregated unexpired limit for State National Reinsurer as of September 30, 2026 and December 31, 2025 was $591 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of September 30, 2026 and December 31, 2025 was $400 million.
For more details, see Form 8-K filed with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.57 and 10.58 to the Company’s Annual Report on Form 10-K.
Divestitures of Commercial Retail Insurance Operations
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
Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of the Company, entered into a Purchase Agreement with Buyer, pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Canada, a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing the Company’s Canadian Commercial Retail Insurance operations. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
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
On October 1, 2026, the Company announced the completion of the sale of its Canadian Commercial Retail Insurance Operations. For more details, see the Current Report on Form 8-K filed with the SEC on March 23, 2026 and the Purchase Agreement attached as Exhibit 10.2 to the quarterly report on Form 10-Q for the three months ended March 31, 2026.
As of September 30, 2026, Everest Canada assets and liabilities are presented as held-for-sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, the Company entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to AIG. The transaction is anticipated to close during the fourth quarter of 2026, pursuant to customary regulatory approvals and closing conditions.
As of September 30, 2026, Everest Colombia assets and liabilities are presented as held-for-sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Sale of Mexican Commercial Retail Insurance Operations
On August 5, 2026, the Company entered into a definitive agreement to sell its Mexican Commercial Retail Insurance operations, Compañía de Seguros Generales Everest Mexico, S.A. de C.V. (“Everest Mexico”), to Fairfax Financial Holdings Limited (“Fairfax”), a global property and casualty insurance and reinsurance company. The transaction is anticipated to close in 2027.
As of September 30, 2026, Everest Mexico assets and liabilities are presented as held-for-sale within Other assets and Other liabilities on the Company’s consolidated balance sheet. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Consolidated Financial Summary.
The following table displays a summary of the consolidated net income (loss) for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025		2026	2025
Gross written premiums	$3,742	$4,375	(14.5)%	$11,116	$13,446	(17.3)%
Net written premiums	2,968	3,754	(20.9)%	9,192	11,607	(20.8)%

REVENUES:
Premiums earned	$3,156	$3,855	(18.1)%	$10,220	$11,698	(12.6)%
Net investment income	634	540	17.4%	1,725	1,563	10.4%
Net gains (losses) on investments	(68)	(47)	45.6%	(86)	(59)	45.1%
Other income (expense)	(9)	(29)	(69.1)%	(117)	(129)	(9.4)%
Total revenues	3,713	4,319	(14.0)%	11,742	13,073	(10.2)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses (1)	2,432	2,837	(14.3)%	6,819	8,203	(16.9)%
Commission, brokerage, taxes and fees	747	890	(16.1)%	2,386	2,595	(8.1)%
Other underwriting expenses	200	258	(22.4)%	641	750	(14.5)%
Corporate expenses	30	27	11.3%	101	79	27.0%
Interest, fees and bond issue cost amortization expense	36	38	(5.6)%	107	114	(5.5)%
Total claims and expenses	3,445	4,050	(14.9)%	10,054	11,740	(14.4)%

INCOME (LOSS) BEFORE TAXES	268	269	(0.3)%	1,688	1,332	26.7%
Income tax expense (benefit)	36	14	NM	243	187	29.8%
NET INCOME (LOSS)	$233	$255	(8.9)%	$1,445	$1,145	26.2%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
(1) For the nine months ended September 30, 2026, incurred losses and loss adjustment expenses included $8 million of ceded prior year unfavorable reserve development on reserves for losses and loss adjustment expenses subject to the ADC and the related amortization of the deferred gain.
Reportable Segments, Core Businesses and Total Consolidated Underwriting Results.
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in the majority of our geographic regions to American International Group, Inc. (“AIG”). This reflects our sharpened focus on our global Reinsurance Treaty business as well as the Global Wholesale & Specialty business. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed by recasting specific sections of our 2025 10-K, filed with the SEC on a Current Report on Form 8-K dated June 3, 2026.
Our Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.

A Core businesses category is presented as a non-GAAP financial measure that represents the aggregation of our Reinsurance Treaty and Global Wholesale & Specialty segments to present consolidated financial results for the Company’s go-forward businesses, to which Everest continues to allocate growth capital and manage towards maximizing return on capital. The Company believes that the Core businesses presentation will provide investors and other interested persons with important information about the Company's ongoing businesses, and that this measure is a useful supplement to GAAP information concerning the Company’s performance. This measure may not, however, be comparable to similarly titled measures used by companies within or outside of the insurance industry. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, or superior to, the Company’s financial measures prepared in accordance with generally accepted accounting principles ("GAAP").
For the Reinsurance Treaty and Global Wholesale & Specialty reportable segments, management generally monitors and evaluates financial performance based on underwriting results. During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing differences created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
Underwriting income (loss) is presented as a non-GAAP financial measure that includes earned premium less losses and LAE incurred, adjusted to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain, commission and brokerage expenses, and other underwriting expenses. The Company measures underwriting results using ratios, including the loss, commission and brokerage, and other underwriting expense ratios, which are calculated by dividing the respective losses and expenses by premiums earned.
For the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. This balance sheet-based measure is calculated as reserve for losses and LAE, less unpaid reinsurance loss recoverables adjusted to exclude the unpaid recoverable of the adverse development reinsurance agreements. Other than this measure used to evaluate the Legacy reportable segment, the Company does not review and evaluate the financial results of its reportable segments based on balance sheet data.
These changes to the segment performance measures have been reflected retrospectively. The Company continues to evaluate its segments as its business evolves and may further refine its segments and financial performance measures.
The following tables present reportable segment, total Core businesses and total consolidated underwriting results for the periods indicated:

	Three Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$2,715	$948	$3,663	$79	$3,742
Net written premiums	2,164	747	2,911	57	2,968

Premiums earned	$2,243	$705	$2,949	$208	$3,156
Incurred losses and LAE	1,797	449	2,245	186	2,432
Commission and brokerage	572	149	721	26	747
Other underwriting expenses	65	89	154	46	200
Underwriting income (loss)	$(191)	$19	$(172)	$(51)	$(223)

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					634
Net gains (losses) on investments					(68)
Corporate expenses					(30)
Interest, fee and bond issue cost amortization expense					(36)
Other income (expense)					(9)
Income tax benefit (expense)					(36)
Net income (loss)					$233

KEY RATIOS & METRICS:
Loss ratio	80.1%	63.6%	76.1%		77.0%
Commission and brokerage ratio	25.5%	21.1%	24.5%		23.7%
Other underwriting expense ratio	2.9%	12.6%	5.2%		6.3%
Combined ratio	108.5%	97.3%	105.8%		107.1%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$7,790
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,907)
Net Reserve for losses and loss adjustment expenses before impact of ADC				$5,882
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$8,109	$2,699	$10,808	$308	$11,116
Net written premiums	6,797	2,177	8,974	218	9,192

Premiums earned	$7,158	$2,133	$9,291	$929	$10,220
Incurred losses and LAE	4,723	1,332	6,055	755	6,811
Commission and brokerage	1,830	448	2,278	108	2,386
Other underwriting expenses	197	268	466	175	641
Underwriting income (loss)	$407	$85	$492	$(109)	$383

Ceded prior year (unfavorable) favorable development and related amortization under ADC					(8)
Net investment income					1,725
Net gains (losses) on investments					(86)
Corporate expenses					(101)
Interest, fee and bond issue cost amortization expense					(107)
Other income (expense)					(117)
Income tax benefit (expense)					(243)
Net income (loss)					$1,445

KEY RATIOS & METRICS:
Loss ratio	66.0%	62.5%	65.2%		66.6%
Commission and brokerage ratio	25.6%	21.0%	24.5%		23.3%
Other underwriting expense ratio	2.8%	12.6%	5.0%		6.3%
Combined ratio	94.3%	96.0%	94.7%		96.3%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$7,790
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,907)
Net Reserve for losses and loss adjustment expenses before impact of ADC				$5,882
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$2,867	$918	$3,785	$590	$4,375
Net written premiums	2,548	761	3,309	444	3,754

Premiums earned	$2,579	$737	$3,317	$539	$3,855
Incurred losses and LAE	1,490	465	1,955	882	2,837
Commission and brokerage	692	149	841	50	890
Other underwriting expenses	62	90	152	105	258
Underwriting income (loss)	$335	$33	$369	$(498)	$(130)

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					540
Net gains (losses) on investments					(47)
Corporate expenses					(27)
Interest, fee and bond issue cost amortization expense					(38)
Other income (expense)					(29)
Income tax benefit (expense)					(14)
Net income (loss)					$255

KEY RATIOS & METRICS:
Loss ratio	57.8%	63.0%	58.9%		73.6%
Commission and brokerage ratio	26.8%	20.2%	25.4%		23.1%
Other underwriting expense ratio	2.4%	12.3%	4.6%		6.7%
Combined ratio	87.0%	95.5%	88.9%		103.4%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$8,379
Less: unpaid reinsurance loss recoverables before impact of ADC				(2,073)
Net Reserve for losses and loss adjustment expenses before impact of ADC				$6,306
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Gross written premiums	$8,753	$2,646	$11,398	$2,048	$13,446
Net written premiums	7,861	2,182	10,042	1,565	11,607

Premiums earned	$7,885	$2,197	$10,082	$1,616	$11,698
Incurred losses and LAE	5,063	1,417	6,480	1,723	8,203
Commission and brokerage	2,010	440	2,450	144	2,595
Other underwriting expenses	186	240	426	324	750
Underwriting income (loss)	$626	$100	$726	$(575)	$151

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					1,563
Net gains (losses) on investments					(59)
Corporate expenses					(79)
Interest, fee and bond issue cost amortization expense					(114)
Other income (expense)					(129)
Income tax benefit (expense)					(187)
Net income (loss)					$1,145

KEY RATIOS & METRICS:
Loss ratio	64.2%	64.5%	64.3%		70.1%
Commission and brokerage ratio	25.5%	20.0%	24.3%		22.2%
Other underwriting expense ratio	2.4%	10.9%	4.2%		6.4%
Combined ratio	92.1%	95.4%	92.8%		98.7%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$8,379
Less: unpaid reinsurance loss recoverables before impact of ADC				(2,073)
Net Reserve for losses and loss adjustment expenses before impact of ADC				$6,306
(Some amounts may not reconcile due to rounding.)
Reportable Segment and Consolidated Revenues.
Premiums. Gross written premiums decreased by 14.5% to $3.7 billion for the three months ended September 30, 2026, compared to $4.4 billion for the three months ended September 30, 2025, driven by the following:
•a $511 million, or 86.7%, decrease in our Legacy segment, and
•a $152 million, or 5.3%, decrease in our Reinsurance Treaty segment, partially offset by,
•a $30 million, or 3.3%, increase in our Global Wholesale & Specialty segment.
Gross written premiums decreased by 17.3% to $11.1 billion for the nine months ended September 30, 2026, compared to $13.4 billion for the nine months ended September 30, 2025, driven by the following:
•a $1.7 billion, or 85.0% decrease in our Legacy segment, and
•a $643 million, or 7.4%, decrease in our Reinsurance Treaty segment, partially offset by,
•a $53 million, or 2.0%, increase in our Global Wholesale & Specialty segment.
Net written premiums decreased by 20.9% to $3.0 billion for the three months ended September 30, 2026, compared to $3.8 billion for the three months ended September 30, 2025, driven by the following:
•a $387 million, or 87.1%, decrease in our Legacy segment,
•a $384 million, or 15.1%, decrease in our Reinsurance Treaty segment, and
•a $14 million, or 1.9%, decrease in our Global Wholesale & Specialty segment.

Net written premiums decreased by 20.8% to $9.2 billion for the nine months ended September 30, 2026, compared to $11.6 billion for the nine months ended September 30, 2025, driven by the following:
•a $1.3 billion, or 86.1%, decrease in our Legacy segment,
•a $1.1 billion, or 13.5%, decrease in our Reinsurance Treaty segment, and
•a $5 million, or 0.2%, decrease in our Global Wholesale & Specialty segment.
Premiums earned decreased by 18.1% to $3.2 billion during the three months ended September 30, 2026, compared to $3.9 billion during the three months ended September 30, 2025, driven by the following:
•a $336 million, or 13.0%, decrease in our Reinsurance Treaty segment,
•a $331 million, or 61.5%, decrease in our Legacy segment, and
•a $32 million, or 4.3%, decrease in our Global Wholesale & Specialty segment.
Premiums earned decreased by 12.6% to $10.2 billion for the nine months ended September 30, 2026, compared to $11.7 billion for the nine months ended September 30, 2025, driven by the following:
•a $727 million, or 9.2%, decrease in our Reinsurance Treaty segment,
•a $687 million, or 42.5%, decrease in our Legacy segment, and
•a $64 million, or 2.9%, decrease in our Global Wholesale & Specialty segment.
For additional premium information, refer to Reportable Segment Results.
Other Income (Expense). The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Mt. Logan cell income	$1	$3	$5	$6
Foreign currency exchange income (expense)	13	(33)	3	(165)
Gain on pension plan settlement	—	—	—	27
Acquisition, divestiture and restructuring costs	(21)	—	(127)	—
Other	(2)	1	1	3
Total other income (expense)	$(9)	$(29)	$(117)	$(129)
(Some amounts may not reconcile due to rounding.)
We recorded other expense of $9 million and $29 million for the three months ended September 30, 2026 and 2025, respectively. The changes were driven by the following:
•$21 million of acquisition, divestiture and restructuring expense, of which $15 million relates to the sale of renewal rights to the Company’s commercial retail insurance business in the majority of our geographic regions, and
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro and British Pound Sterling. We recognized foreign currency exchange income of $13 million and expense of $33 million for the three months ended September 30, 2026 and 2025, respectively.
We recorded other expense of $117 million and $129 million for the nine months ended September 30, 2026 and 2025, respectively. The changes were driven by the following:
•$127 million of acquisition, divestiture and restructuring expense, of which $116 million relates to the sale of renewal rights to the Company’s commercial retail insurance business in the majority of our geographic regions,
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Euro and British Pound Sterling. We recognized foreign currency exchange income of $3 million and expense of $165 million for the nine months ended September 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.
Net Investment Income. Refer to the “Consolidated Investment Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investment Results” section below.

Reportable Segments Claims and Expenses and Consolidated Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following table presents our incurred losses and LAE for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,832	58.0%		$364	11.5%		$2,196	69.6%
Catastrophes	332	10.5%		(97)	(3.1)%		235	7.5%
Total	$2,164	68.6%		$268	8.5%		$2,432	77.0%

2025
Attritional	$2,309	59.9%		$537	13.9%		$2,846	73.8%
Catastrophes	50	1.3%		(59)	(1.5)%		(9)	(0.2)%
Total	$2,359	61.2%		$478	12.4%		$2,837	73.6%

Variance 2026/2025
Attritional	$(477)	(1.8)	pts	$(173)	(2.4)	pts	$(650)	(4.2)	pts
Catastrophes	282	9.2	pts	(38)	(1.5)	pts	244	7.7	pts
Total	$(195)	7.4	pts	$(211)	(3.9)	pts	$(405)	3.4	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$6,029	59.0%		$366	3.6%		$6,395	62.6%
Catastrophes	556	5.4%		(141)	(1.4)%		416	4.1%
Total	$6,585	64.4%		$226	2.2%		$6,811	66.6%

2025
Attritional	$7,061	60.4%		$596	5.1%		$7,658	65.5%
Catastrophes	604	5.2%		(59)	(0.5)%		545	4.7%
Total	$7,665	65.5%		$537	4.6%		$8,203	70.1%

Variance 2026/2025
Attritional	$(1,033)	(1.4)	pts	$(230)	(1.5)	pts	(1,263)	(2.9)	pts
Catastrophes	(48)	0.3	pts	(82)	(0.9)	pts	(129)	(0.6)	pts
Total	$(1,080)	(1.1)	pts	$(312)	(2.4)	pts	$(1,392)	(3.5)	pts
(Some amounts may not reconcile due to rounding.)

Catastrophe Events. The following tables present our catastrophe events for the periods indicated.

	Three Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Reportable Segments
Current year catastrophe losses
Hurricanes, Typhoons And Cyclones	$—	$—	$—	$—	$—
Other Weather Related Events	103	—	103	—	103
Wildfires	21	—	21	—	21
Earthquakes	113	14	127	20	147
Foreign Conflict	50	11	61	(1)	60
Other	—	—	—	—	—
Total current year catastrophe losses	$287	$25	$312	$20	$332

Prior year catastrophe losses
Hurricanes, Typhoons And Cyclones	$(7)	$(10)	$(18)	$(8)	$(26)
Other Weather Related Events	(21)	—	(21)	(1)	(22)
Wildfires	(50)	—	(49)	—	(50)
Earthquakes	—	—	—	—	—
Foreign Conflict	—	—	—	—	—
Other	1	—	1	—	1
Total prior year catastrophe losses	$(77)	$(10)	$(87)	$(10)	$(97)

Total catastrophe losses	$210	$15	$225	$10	$235
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Reportable Segments
Current year catastrophe losses
Hurricanes, Typhoons And Cyclones	$10	$—	$10	$—	$10
Other Weather Related Events	195	13	208	14	222
Wildfires	21	—	21	—	21
Earthquakes	113	19	132	25	157
Foreign Conflict	112	33	145	1	146
Other	—	—	—	—	—
Total current year catastrophe losses	$452	$65	$517	$39	$556

Prior year catastrophe losses
Hurricanes, Typhoons And Cyclones	$(43)	$(12)	$(55)	$(6)	$(61)
Other Weather Related Events	(32)	(1)	(33)	(4)	(37)
Wildfires	(97)	3	(94)	—	(94)
Earthquakes	(6)	—	(6)	—	(6)
Foreign Conflict	—	—	—	—	—
Other	57	—	57	—	57
Total prior year catastrophe losses	$(121)	$(10)	$(131)	$(10)	$(141)

Total catastrophe losses	$331	$55	$386	$29	$416
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Reportable Segments
Current year catastrophe losses
Hurricanes, Typhoons And Cyclones	$20	$—	$20	$—	$20
Other Weather Related Events	14	5	19	2	21
Wildfires	(2)	1	(1)	(1)	(1)
Earthquakes	10	—	10	—	10
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$43	$6	$48	$2	$50

Prior year catastrophe losses
Hurricanes, Typhoons And Cyclones	$(44)	$(7)	$(50)	$1	$(49)
Other Weather Related Events	(4)	1	(3)	(1)	(4)
Wildfires	1	—	1	—	1
Earthquakes	(5)	—	(5)	—	(5)
Foreign Conflict	—	—	—	—	—
Other	(2)	—	(2)	—	(2)
Total prior year catastrophe losses	$(54)	$(6)	$(59)	$—	$(59)

Total catastrophe losses	$(11)	$—	$(11)	$2	$(9)
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Reportable Segments
Current year catastrophe losses
Hurricanes, Typhoons And Cyclones	$20	$—	$20	$—	$20
Other Weather Related Events	14	7	21	13	34
Wildfires	487	17	504	7	512
Earthquakes	30	—	30	8	38
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$551	$25	$576	$28	$604

Prior year catastrophe losses
Hurricanes, Typhoons And Cyclones	$(50)	$(6)	$(57)	$1	$(56)
Other Weather Related Events	(6)	3	(3)	(3)	(6)
Wildfires	4	—	4	—	4
Earthquakes	2	—	1	—	1
Foreign Conflict	—	—	—	—	—
Other	(3)	—	(3)	—	(3)
Total prior year catastrophe losses	$(53)	$(4)	$(57)	$(2)	$(59)

Total catastrophe losses	$498	$21	$518	$27	$545
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 14.3% to $2.4 billion for the three months ended September 30, 2026, compared to $2.8 billion for the three months ended September 30, 2025, driven by the following:
•a decrease of $477 million in current year attritional losses, composed of Legacy segment $243 million, Reinsurance Treaty segment $207 million and Global Wholesale & Specialty segment $26 million,
•a decrease in net unfavorable development on prior year attritional losses of $173 million, primarily driven by $461 million from our Legacy segment and $5 million from Global Wholesale & Specialty, partially offset by an increase of $293 million from our Reinsurance Treaty segment, and

•an increase in net favorable development on prior year catastrophe losses of $38 million, primarily driven by $23 million from our Reinsurance Treaty segment, $10 million from our Legacy segment and $4 million from Global Whole & Specialty segment, offset by,
•an increase of $282 million in current year catastrophe losses, primarily driven by $245 million from our Reinsurance Treaty segment, $19 million from our Global Wholesale & Specialty segment and $18 million from our Legacy segment.
Incurred losses and LAE decreased by 17.0% to $6.8 billion for the nine months ended September 30, 2026, compared to $8.2 billion for the nine months ended September 30, 2025, driven by the following:
•a decrease of $1.0 billion in current year attritional losses, primarily driven by $509 million from our Legacy segment, $418 million from our Reinsurance Treaty segment, and $106 million from our Global Wholesale & Specialty segment,
•a decrease in net unfavorable development on prior year attritional losses of $230 million, primarily driven by $461 million from our Legacy segment and $13 million from our Global Wholesale & Specialty segment, partially offset by $244 million from our Reinsurance Treaty segment,
•a decrease of $48 million in current year catastrophe losses, primarily driven by $99 million from our Reinsurance Treaty segment, partially offset by $40 million from our Global Wholesale & Specialty segment and $11 million from our Legacy segment, and
•an increase in net favorable development on prior year catastrophe losses of $82 million, primarily driven by $67 million from our Reinsurance Treaty segment, $8 million from our Legacy segment and $6 million from our Global Wholesale & Specialty segment.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by 16.1% to $747 million for the three months ended September 30, 2026, compared to $890 million for the three months ended September 30, 2025, driven by the following:
•a $119 million, or 17.2% decrease within our Reinsurance Treaty segment, and
•a $24 million, or 47.9% decrease within our Legacy segment.
Commission, brokerage, taxes and fees decreased by 8.1% to $2.4 billion for the nine months ended September 30, 2026, compared to $2.6 billion for the nine months ended September 30, 2025, driven by the following:
•a $180 million, or 8.9% decrease within our Reinsurance Treaty segment, and
•a $37 million, or 25.3% decrease within our Legacy segment, partially offset by
•a $7 million, or 1.6% increase within our Global Wholesale & Specialty segment.
Other Underwriting Expenses. Other underwriting expenses decreased by 22.4% to $200 million for the three months ended September 30, 2026, compared to $258 million for the three months ended September 30, 2025, driven by the following:
•a $59 million, or 56.0% decrease within our Legacy segment, and
•a $2 million, or 2.1% decrease within our Global Wholesale & Specialty segment, partially offset by
•a $3 million, or 4.8% increase within our Reinsurance Treaty segment.
Other underwriting expenses decreased by 14.5% to $641 million for the nine months ended September 30, 2026, compared to $750 million for the nine months ended September 30, 2025, driven by the following:
•a $149 million, or 46.0% decrease within our Legacy segment, partially offset by
•a $28 million, or 11.8% increase within our Global Wholesale & Specialty segment, and
•a $12 million, or 6.3% increase within our Reinsurance Treaty segment.
Unfavorable (favorable) prior year development and related amortization under ADC. On October 26, 2025 (effective October 1, 2025), the Company entered into two ADC reinsurance agreements. These agreements provide coverage for potential adverse development on North American liabilities within the Global Wholesale & Specialty and Legacy segments for net loss reserves and LAE with dates of loss prior to January 1, 2025, that are paid on or after the effective date. As noted above, to remove timing differences created by the retroactive reinsurance accounting model and improve the comparability of underlying results, management excludes ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain from the Global Wholesale & Specialty and Legacy segments and total reportable segment underwriting results.

For the three months ended September 30, 2026, there was no net development recorded during the period under the ADC. For the nine months ended September 30, 2026, unfavorable prior year development and related amortization under the ADC was $8 million.
For additional claims and expenses information, refer to Reportable Segment Results.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $30 million and $27 million for the three months ended September 30, 2026 and 2025, and $101 million and $79 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in corporate expenses for the three and nine months ended September 30, 2026 was driven by professional service fees associated with certain corporate initiatives as well as increased incentive and equity compensation costs.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense decreased to $36 million for the three months ended September 30, 2026, compared to $38 million for the three months ended September 30, 2025, driven by the following:
•Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from Federal Home Loan Bank of New York (“FHLBNY”).
Interest, fees and other bond amortization expense decreased to $107 million from $114 million for the nine months ended September 30, 2026 and 2025, respectively, driven by the following:
•The decrease for the nine months ended September 30, 2026 was mainly due to lower interest costs on the FHLBNY borrowing and a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.39% as of September 30, 2026, compared to 6.86% as of September 30, 2025.
Income Tax Expense (Benefit). Income tax expense was $36 million and $14 million for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was $243 million and $187 million for the nine months ended September 30, 2026 and 2025, respectively. The period-over-period change in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.
The 2026 income tax expense includes a one-time tax benefit of approximately $40 million resulting from a change in the U.K. tax law effective March 20, 2026, following the Organisation for Economic Co-operation and Development’s (“OECD”) January 2025 guidance on ‘covered taxes’.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (”The 2023 Act”), which applies a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The 2023 Act includes a provision referred to as “The Economic Transition Adjustment”, which is intended to provide a fair and equitable transition into the new tax regime, and results in a deferred tax benefit for the Company. However, on January 15, 2025, the OECD issued Administrative Guidance related to “deferred tax assets arising from tax benefits provided by General Government” restricting the utilization of those deferred tax benefits against the computation of its Pillar Two Global Minimum Taxes to approximately 20% of the originally calculated amounts and only for a grace period of two years through 2026. If the Bermuda Ministry of Finance amends The 2023 Act in response to this guidance, the exact impact of any such amendments is uncertain but there is a risk that it results in a reduction in the Company's Deferred Tax Assets.
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
On September 11, 2026, the OECD framework released additional administrative guidance and implementation materials related to the global minimum tax framework. These materials include an updated GloBE Information Return incorporating the January 2026 side-by-side package, guidance addressing explicitly conditional taxes, the Qualified Domestic Minimum Top-up Tax safe harbor, and a framework for reviewing relevant domestic legislation. The Company continues to evaluate the potential impact of these developments and to monitor further guidance and implementation activities in the relevant jurisdictions in which it operates.

Reportable Segment Results.
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$2,715	$2,867	$(152)	(5.3)%	$8,109	$8,753	$(643)	(7.4)%
Net written premiums	2,164	2,548	(384)	(15.1)%	6,797	7,861	(1,064)	(13.5)%

Premiums earned	$2,243	$2,579	$(336)	(13.0)%	$7,158	$7,885	$(727)	(9.2)%
Incurred losses and LAE	1,797	1,490	307	20.6%	4,723	5,063	(340)	(6.7)%
Commission and brokerage	572	692	(119)	(17.2)%	1,830	2,010	(180)	(8.9)%
Other underwriting expenses	65	62	3	4.8%	197	186	12	6.3%
Underwriting income (loss)	$(191)	$335	$(526)	NM	$407	$626	$(219)	(34.9)%

				Point Chg				Point Chg
Loss ratio	80.1%	57.8%		22.3	66.0%	64.2%		1.8
Commission and brokerage ratio	25.5%	26.8%		(1.3)	25.6%	25.5%		0.1
Other underwriting expense ratio	2.9%	2.4%		0.5	2.8%	2.4%		0.4
Combined ratio	108.5%	87.0%		21.5	94.3%	92.1%		2.3
(NM, Not Meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 5.3% to $2.7 billion for the three months ended September 30, 2026, compared to $2.9 billion for the three months ended September 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business, with
•a modest overall decrease in property lines of business due to the effects of declining property business rates.
Gross written premiums decreased by 7.4% to $8.1 billion for the nine months ended September 30, 2026, compared to $8.8 billion for the nine months ended September 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business, with
•a modest overall decrease in property lines of business due to the effects of declining property business rates.
Net written premiums decreased by 15.1% to $2.2 billion for the three months ended September 30, 2026, compared to $2.5 billion for the three months ended September 30, 2025. Net written premiums decreased by 13.5% to $6.8 billion for the nine months ended September 30, 2026, compared to $7.9 billion for the nine months ended September 30, 2025. The decrease for the three and nine months is driven by:
•increased third-party cessions, largely driven by the new Annapurna Re reinsurance sidecar. Refer to the Recent Developments section above for details.
Premiums earned decreased by 13.0% to $2.2 billion for the three months ended September 30, 2026, compared to $2.6 billion for the three months ended September 30, 2025. Premiums earned decreased by 9.2% to $7.2 billion for the nine months ended September 30, 2026, compared to $7.9 billion for the nine months ended September 30, 2025. The decrease for the three and nine months is driven by:
•the change in premiums earned relative to net written premiums which is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period, and
•increased cessions due to the creation of the new Annapurna Re reinsurance sidecar. Refer to the Recent Developments section above for details.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,256	56.0%		$330	14.7%		1,586	70.7%
Catastrophes	287	12.8%		(77)	(3.4)%		210	9.4%
Total Segment	$1,544	68.8%		$253	11.3%		$1,797	80.1%

2025
Attritional	$1,464	56.8%		$37	1.4%		1,501	58.2%
Catastrophes	43	1.6%		(54)	(2.1)%		(11)	(0.4)%
Total Segment	$1,506	58.4%		$(16)	(0.6)%		$1,490	57.8%

Variance 2026/2025
Attritional	$(207)	(0.8)	pts	$293	13.3	pts	$85	12.5	pts
Catastrophes	245	11.2	pts	(23)	(1.3)	pts	222	9.8	pts
Total Segment	$37	10.4	pts	$269	11.9	pts	$307	22.3	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$4,051	56.6%		$341	4.8%		4,392	61.4%
Catastrophes	452	6.3%		(121)	(1.7)%		331	4.6%
Total Segment	$4,503	62.9%		$220	3.1%		$4,723	66.0%

2025
Attritional	$4,469	56.7%		$96	1.2%		4,565	57.9%
Catastrophes	551	7.0%		(53)	(0.7)%		498	6.3%
Total Segment	$5,020	63.7%		$43	0.5%		$5,063	64.2%

Variance 2026/2025
Attritional	$(418)	(0.1)	pts	$244	3.5	pts	$(174)	3.5	pts
Catastrophes	(99)	(0.7)	pts	(67)	(1.0)	pts	(166)	(1.7)	pts
Total Segment	$(516)	(0.8)	pts	$177	2.5	pts	$(340)	1.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 20.6% to $1.8 billion for the three months ended September 30, 2026, compared to $1.5 billion for the three months ended September 30, 2025, primarily related to higher catastrophe losses in the quarter compared to prior year, and prior year reserve strengthening. The Reinsurance Treaty segment loss ratio increased by 22.3 pts. For the three months ended September 30, 2026, the increase in incurred losses was driven by the following:
•an increase of $245 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Earthquakes ($103 million), Other Weather Related Events ($89 million) and Foreign Conflict ($50 million),
•an increase in net unfavorable development on prior year attritional losses of $293 million, primarily related to the reserve strengthening on the U.S. casualty line of business, partially offset by releases on the short-tail lines of business, partially offset by,
•an increase in net favorable development on prior year catastrophe losses of $23 million, primarily driven by reserves released for Wildfires ($51 million) and Other Weather Related Events ($16 million), offset by a decrease in net favorable development on prior year catastrophe reserves for Hurricanes, Typhoons and Cyclones ($36 million), and

• a decrease of $207 million in current year attritional losses, primarily related to the decrease in earned premium.
Incurred losses decreased by 6.7% to $4.7 billion for the nine months ended September 30, 2026, compared to $5.1 billion for the nine months ended September 30, 2025 mainly due to the decline in current year attritional losses based on lower earned premium volume. The decrease in incurred losses for the nine months ended September 30, 2026 was driven by the following:
•a decrease of $418 million in current year attritional losses, driven by a decrease in earned premiums and the Washington D.C. aviation accident loss recognized in the first quarter of 2025,
•a decrease of $99 million in current year catastrophe losses, primarily related to reserves released for Wildfires ($466 million), partially offset by higher reserves for Other Weather Related Events ($181 million), Foreign Conflict ($112 million) and Earthquakes ($83 million), and
•an increase in net favorable development on prior year catastrophe losses of $67 million, driven by reserves released for Wildfires ($101 million) and Other Weather Related Events ($26 million), partially offset by unfavorable development due to Other catastrophe events ($59 million) primarily driven by the 2024 Baltimore Bridge collapse, partially offset by,
•an increase in net unfavorable development on prior year attritional losses of $244 million, primarily related to the reserve strengthening on the U.S casualty line of business, partially offset by releases on the short-tail lines of business.
Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expense decreased by 17.2% to $572 million for the three months ended September 30, 2026, compared to $692 million for the three months ended September 30, 2025, driven by the decline in premium volume. The Commission and brokerage expense ratio decreased by 1.3 pts for the three months ended September 30, 2026, driven by a decrease in contingent commissions related to mortgage business, partially offset by changes in the mix of business, with the decreases in net earned premium related to the property catastrophe business.
Commission and brokerage expense decreased by 8.9% to $1.8 billion for the nine months ended September 30, 2026, compared to $2.0 billion for the nine months ended September 30, 2025, driven by the decline in premium volume. The Commission and brokerage expense ratio decreased by 0.1 pts for the nine months ended September 30, 2026, driven by decreases in net earned premium on the property catastrophe line, partially offset by changes in the mix of business.
Segment other underwriting expenses increased by 4.8% to $65 million for the three months ended September 30, 2026, compared to $62 million for the three months ended September 30, 2025. The other underwriting expense ratio increased by 0.5 pts for the three months ended September 30, 2026, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs, and
•the decline in earned premium volume.
Segment other underwriting expenses increased by 6.3% to $197 million for the nine months ended September 30, 2026, compared to $186 million for the nine months ended September 30, 2025. The other underwriting expense ratio increased by 0.4 pts for the nine months ended September 30, 2026, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs, and
•the decline in earned premium volume.

Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$948	$918	$30	3.3%	$2,699	$2,646	$53	2.0%
Net written premiums	747	761	(14)	(1.9)%	2,177	2,182	(5)	(0.2)%

Premiums earned	$705	$737	$(32)	(4.3)%	$2,133	$2,197	$(64)	(2.9)%
Incurred losses and LAE	449	465	(16)	(3.5)%	1,332	1,417	(85)	(6.0)%
Commission and brokerage	149	149	—	(0.1)%	448	440	7	1.6%
Other underwriting expenses	89	90	(2)	(2.1)%	268	240	28	11.8%
Underwriting income (loss)	$19	$33	$(14)	(42.2)%	$85	$100	$(15)	(15.3)%

				Point Chg				Point Chg
Loss ratio	63.6%	63.0%		0.6	62.5%	64.5%		(2.0)
Commission and brokerage ratio	21.1%	20.2%		0.9	21.0%	20.0%		1.0
Other underwriting expense ratio	12.6%	12.3%		0.3	12.6%	10.9%		1.7
Combined ratio	97.3%	95.5%		1.8	96.0%	95.4%		0.6
(NM not meaningful)
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums increased by 3.3% to $948 million for the three months ended September 30, 2026, compared to $918 million for the three months ended September 30, 2025, driven by the following:
•growth in specialty lines as well as growth in international business, particularly marine and financial lines,
•offset by reductions in facultative business.
Gross written premiums increased by 2.0% to $2.7 billion for the nine months ended September 30, 2026, compared to $2.6 billion for the nine months ended September 30, 2025, driven by the following:
•growth in specialty lines as well as growth in international business, particularly marine and financial lines,
•offset by reductions in facultative business.
Net written premiums decreased by 1.9% to $747 million for the three months ended September 30, 2026, compared to $761 million for the three months ended September 30, 2025, driven by the following:
•additional outwards reinsurance purchased via the new Annapurna Re reinsurance sidecar cessions. Refer to the Recent Developments section above for details.
Net written premiums decreased by 0.2%, remaining relatively constant at $2.2 billion for the nine months ended September 30, 2026, compared to $2.2 billion for the nine months ended September 30, 2025, driven by the following:
•additional outwards reinsurance purchased via the new Annapurna Re reinsurance sidecar cessions. Refer to the Recent Developments section above for details.
Premiums earned decreased by 4.3% to $705 million for the three months ended September 30, 2026, compared to $737 million for the three months ended September 30, 2025. Premiums earned decreased by 2.9% to $2.1 billion for the nine months ended September 30, 2026, compared to $2.2 billion for the nine months ended September 30, 2025. The decrease for the three and nine months ended September 30, 2026 is driven by:
•the change in premiums earned relative to net written premiums which is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$424	60.0%		$10	1.4%		434	61.5%
Catastrophes	25	3.5%		(10)	(1.4)%		15	2.1%
Total Segment	$449	63.6%		$—	—%		$449	63.6%

2025
Attritional	$450	61.0%		$15	2.0%		464	63.0%
Catastrophes	6	0.8%		(6)	(0.8)%		—	—%
Total Segment	$456	61.8%		$9	1.2%		$465	63.0%

Variance 2026/2025
Attritional	$(26)	(1.0)	pts	$(5)	(0.5)	pts	$(31)	(1.5)	pts
Catastrophes	19	2.7	pts	(4)	(0.6)	pts	15	2.1	pts
Total Segment	$(7)	1.8	pts	$(9)	(1.2)	pts	$(16)	0.6	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,276	59.8%		$1	0.1%		1,277	59.9%
Catastrophes	65	3.0%		(10)	(0.5)%		55	2.6%
Total Segment	$1,341	62.9%		$(9)	(0.4)%		$1,332	62.5%

2025
Attritional	$1,382	62.9%		$14	0.6%		1,396	63.5%
Catastrophes	25	1.1%		(4)	(0.2)%		21	0.9%
Total Segment	$1,406	64.0%		$10	0.5%		$1,417	64.5%

Variance 2026/2025
Attritional	$(106)	(3.1)	pts	$(13)	(0.6)	pts	(119)	(3.7)	pts
Catastrophes	40	1.9	pts	(6)	(0.3)	pts	34	1.6	pts
Total Segment	$(66)	(1.2)	pts	$(19)	(0.9)	pts	$(85)	(2.0)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 3.5% to $449 million for the three months ended September 30, 2026, compared to $465 million for the three months ended September 30, 2025. The Global Wholesale & Specialty segment loss ratio increased by 0.6 pts. For the three months ended September 30, 2026, the decrease in incurred losses and LAE was driven by the following:

•an increase of $19 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by current year reserves for Earthquakes ($14 million) and Foreign Conflict ($11 million), partially offset by,
•a decrease of $26 million in current year attritional losses, due to improved loss experience in certain lines of business and mix of business, and
•a decrease of $9 million in prior year attritional and catastrophe losses.
Incurred losses and LAE decreased by 6.0% to $1.3 billion for the nine months ended September 30, 2026, compared to $1.4 billion for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 2.0 pts. For the nine months ended September 30, 2026, the decrease in incurred losses and LAE was driven by the following:

•a decrease of $106 million in current year attritional losses, primarily related to improved loss experience in certain lines of business and mix of business, offset by,
•an increase in current year catastrophe losses of $40 million, with current year catastrophe losses primarily being driven by higher reserves for Foreign Conflict ($33 million) and Earthquakes ($19 million), partially offset by reserves released for Wildfires ($17 million), and
•a decrease of $19 million in prior year attritional and catastrophe losses.
Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expenses decreased by 0.1% remaining relatively constant at $149 million for the three months ended September 30, 2026, compared to $149 million for the three months ended September 30, 2025. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 0.9 pts for the three months ended September 30, 2026, driven by increased profit commissions in both international and North American markets partially offset by change in mix of business.
Commission and brokerage expenses increased by 1.6% to $448 million for the nine months ended September 30, 2026, compared to $440 million for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 1.0 pts for the nine months ended September 30, 2026, driven by the change in mix of business, and lower ceding commission in certain lines of business.
Segment other underwriting expenses decreased by 2.1% to $89 million for the three months ended September 30, 2026, compared to $90 million for the three months ended September 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 0.3 pts for the three months ended September 30, 2026, driven by the lower earned premium base.
Segment other underwriting expenses increased by 11.8% to $268 million for the nine months ended September 30, 2026, compared to $240 million for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 1.7 pts for the nine months ended September 30, 2026, driven by investment in the Global Wholesale & Specialty division technology platform.
Legacy.
The Legacy segment primarily includes the divested and held-for-sale parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026.
As previously noted, for the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Legacy premiums are expected to decrease as premiums earn and as the commercial retail insurance business is renewed with AIG under the previously announced renewal rights agreement. Accordingly, beginning in the third quarter of 2026, the Company introduced net reserve for losses and loss adjustment expenses before impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. These changes to the segment performance measure have been reflected retrospectively.

The following table presents the underwriting results for the Legacy segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$79	$590	$(511)	(86.7)%	$308	$2,048	$(1,741)	(85.0)%
Net written premiums	57	444	(387)	(87.1)%	218	1,565	(1,347)	(86.1)%

Premiums earned	$208	$539	$(331)	(61.5)%	$929	$1,616	$(687)	(42.5)%
Incurred losses and LAE	186	882	(696)	(78.9)%	755	1,723	(967)	(56.2)%
Commission and brokerage	26	50	(24)	(47.9)%	108	144	(37)	(25.3)%
Other underwriting expenses	46	105	(59)	(56.0)%	175	324	(149)	(46.0)%
Underwriting gain (loss)	$(51)	$(498)	$447	(89.8)%	$(109)	$(575)	$466	(81.0)%
Net reserve for losses and loss adjustment expenses before impact of ADC.
The following table presents the net reserve for losses and loss adjustment expenses before impact of ADC performance measure for the Legacy reportable segment for the periods indicated:

	At September 30,	At December 31,
(Dollars in millions)	2026	2025
Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets	$7,790	$8,324
Less: unpaid reinsurance loss recoverables before impact of ADC	(1,907)	(2,036)
Net reserve for losses and loss adjustment expenses before impact of ADC	$5,882	$6,288
Net reserve for losses and LAE Reserves before impact of ADC decreased to $5.9 billion as of September 30, 2026, compared to $6.3 billion as of December 31, 2025, reflecting the decline in premiums earned and the continuing settlement of existing liabilities. Refer to movement in incurred losses and LAE below for further details.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$152	73.2%		$24	11.7%		176	85.0%
Catastrophes	20	9.6%		(10)	(4.8)%		10	4.8%
Total Segment	$172	82.9%		$14	6.9%		$186	89.8%

2025
Attritional	$395	73.3%		$485	90.1%		880	163.4%
Catastrophes	2	0.3%		—	—%		2	0.3%
Total Segment	$397	73.6%		$486	90.1%		$882	163.8%

Variance 2026/2025
Attritional	$(243)	(0.1)	pts	$(461)	(78.4)	pts	$(704)	(78.4)	pts
Catastrophes	18	9.3	pts	(10)	(4.9)	pts	8	4.5	pts
Total Segment	$(225)	9.2	pts	$(471)	(83.2)	pts	$(696)	(74.0)	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$702	75.5%		$24	2.6%		726	78.2%
Catastrophes	39	4.2%		(10)	(1.1)%		29	3.1%
Total Segment	$741	79.8%		$14	1.5%		$755	81.3%

2025
Attritional	$1,211	74.9%		$486	30.1%		1,696	105.0%
Catastrophes	28	1.8%		(2)	—%		27	1.6%
Total Segment	$1,239	76.7%		$484	29.9%		$1,723	106.6%

Variance 2026/2025
Attritional	$(509)	0.6	pts	$(461)	(27.4)	pts	(970)	(26.8)	pts
Catastrophes	11	2.5	pts	(8)	(1.0)	pts	3	1.5	pts
Total Segment	$(498)	3.1	pts	$(469)	(28.4)	pts	$(967)	(25.3)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 78.9% to $186 million for the three months ended September 30, 2026, compared to $882 million for the three months ended September 30, 2025, driven by the following:
•a decrease of $461 million in prior year attritional losses, primarily reflecting reserve strengthening recognized in the third quarter of 2025 for U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines, principally related to accident years 2022 through 2024, and
•a decrease of $243 million in current year attritional losses, reflecting the decline in premiums earned and strengthening recognized in the third quarter of 2025 for U.S. casualty lines of business, and
•an increase of $10 million in net favorable development from prior year catastrophe losses, with prior year catastrophe losses primarily being driven by reserves released for Hurricanes, Typhoons and Cyclones ($10 million), partially offset by,
•an increase of $18 million in current year catastrophe losses, primarily driven by higher reserves for Earthquakes ($20 million).
Incurred losses and LAE decreased by 56.2% to $755 million for the nine months ended September 30, 2026, compared to $1.7 billion for the nine months ended September 30, 2025, driven by the following:
•a decrease of $509 million in current year attritional losses, reflecting the decline in premiums earned and strengthening recognized in 2025 for U.S. casualty lines of business,
•a decrease of $461 million in prior year attritional losses, primarily driven by strengthening recognized in 2025 for U.S. casualty lines of business, and
•an increase of $8 million in net favorable development from prior year catastrophe losses primarily driven by reserves released for Hurricanes, Typhoons and Cyclones ($7 million), partially offset by,
•an increase of $11 million in current year catastrophe losses, primarily related to higher reserves for Earthquakes ($17 million), partially offset by reserves released for Wildfires ($7 million).
Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Net Income (Loss).
Our net income was $233 million and $255 million for the three months ended September 30, 2026 and 2025, respectively. Our net income was $1.4 billion and $1.1 billion for the nine months ended September 30, 2026 and 2025, respectively. The period-over-period changes in net income were primarily driven by the financial component fluctuations explained above.
Shareholders’ Equity.
Shareholders’ equity decreased by $1.2 billion to $14.3 billion at September 30, 2026 from $15.5 billion at December 31, 2025, principally driven by the following:

•$1.2 billion change in unrealized depreciation on available for sale fixed maturity portfolio net of tax, due to change in interest rate environment,
•$1.2 billion of share repurchases,
•$233 million of shareholder dividends, and
•$23 million of net foreign currency translation adjustments, offset by
•$39 million of share-based compensation transactions, and
•$1.4 billion of net income.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 17.4% to $634 million for the three months ended September 30, 2026, compared to $540 million for the three months ended September 30, 2025, driven primarily by the following:
•an increase of $75 million in limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, and
•an increase of $31 million in income from fixed maturity investments, offset by,
•a decline of $7 million in funds held interest income, and
•a decline of $4 million in income from short-term investments and cash.
Net investment income increased by 10.4% to $1.7 billion for the nine months ended September 30, 2026, compared to $1.6 billion for the nine months ended September 30, 2025, driven by the following:
•an increase of $158 million in limited partnership income and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, and
•an increase of $53 million in income from fixed maturity investments, offset by,
•a decline of $30 million from short-term investments and cash, and
•a decline of $13 million in funds held interest income.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$421	$390	$1,225	$1,172
Equity securities	1	1	4	3
Short-term investments and cash	40	43	95	125
Other invested assets
Limited partnerships	144	76	324	189
Other	43	36	111	87
Gross investment income before adjustments	649	546	1,759	1,577
Funds held interest income (expense)	—	7	9	22
Future policy benefit reserve income (expense)	—	—	—	—
Gross investment income	649	553	1,767	1,598
Investment expenses	15	13	43	35
Net investment income	$634	$540	$1,725	$1,563
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Annualized pre-tax yield on average cash and invested assets	5.6%	4.8%	5.0%	4.7%
Annualized after-tax yield on average cash and invested assets	4.6%	4.0%	4.1%	3.9%
Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	2026	2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$9	$34	$(24)	$36	$43	(7)
Losses	(18)	(69)	51	(63)	(91)	28
Total	(9)	(36)	27	(27)	(48)	21

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	—	(1)	1
Total	—	—	—	—	—	—

Equity securities
Gains	1	—	1	1	—	1
Losses	(1)	—	(1)	(1)	(1)	—
Total	—	—	—	—	(1)	—

Short-Term Investments
Gains	—	—	—	—	—	—
Losses	(1)	—	(1)	(1)	—	(1)
Total	(1)	—	(1)	(1)	—	(1)

Total net realized gains (losses) from dispositions
Gains	10	34	(24)	37	44	(7)
Losses	(20)	(69)	50	(65)	(93)	28
Total	(10)	(36)	26	(28)	(49)	21

Allowance for credit losses	(51)	(12)	(40)	(49)	(14)	(35)

Gains (losses) from fair value adjustments
Equity securities	(8)	—	(8)	(9)	3	(12)
Total	(8)	—	(8)	(9)	3	(12)

Total net gains (losses) on investments	$(68)	$(47)	$(21)	$(86)	$(59)	$(27)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2026 primarily consist of an increase to the allowance for credit losses of $51 million emanating from two privately placed asset backed securities, $10 million of losses due to the disposition of investments and $8 million of losses from fair value adjustments on equity securities.
Total net gains (losses) on investments during the nine months ended September 30, 2026 primarily relate to an increase to the allowance for credit losses of $49 million emanating from two privately placed asset backed securities, $28 million of net losses due to the disposition of investments and $9 million of losses from fair value adjustments on equity securities.

FINANCIAL CONDITION
Investments. Total investments, including those held-for-sale, were $43.2 billion at September 30, 2026, a decrease of $893 million compared to $44.1 billion at December 31, 2025. The decrease in investments was primarily driven by:
•a net unrealized loss of $1.1 billion,
•a net decrease in other invested assets of $53 million during the nine months ended September 30, 2026, partially offset by,
•an increase in fixed maturities - available for sale due to an overall net purchase of $262 million, and
•an increase in short-term investments of $47 million.
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
The table below summarizes the composition and characteristics of our investment portfolio for the periods indicated.

	At September 30, 2026	At December 31, 2025
Fixed income portfolio duration (years)	3.4	3.4
Fixed income composite credit quality	AA-	AA-
Reinsurance Recoverables.
Reinsurance recoverables totaled $5.2 billion and $5.1 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, $393 million, or 7.6%, was receivable from Mt. Logan Re collateralized segregated accounts and $129 million, or 2.5%, was receivable from Annapurna Re segregated accounts.
At September 30, 2026, in connection with the ADC reinsurance agreements, $1.3 billion, or 24.2% was recoverable from State National Insurance Company, Inc. Additionally under the State National Reinsurance Agreement, $250 million of reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to the Company.
No other retrocessionaire accounted for more than 10% of our recoverables.
Loss and LAE Reserves. Gross loss and LAE reserves totaled $35.3 billion and $34.3 billion at September 30, 2026 and December 31, 2025, respectively.
The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and Incurred But Not Reported (“IBNR”) reserves, for the periods indicated.

	At September 30, 2026
(Dollars in millions)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
Reinsurance Treaty	$6,281	$15,013	$21,294	60.3%
Global Wholesale & Specialty	1,770	4,435	6,205	17.6%
Legacy (1)	2,246	5,543	7,790	22.1%
Total	$10,297	$24,991	$35,288	100.0%
(Some amounts may not reconcile due to rounding.)
(1) Reserves for A&E exposures are included within Legacy. At September 30, 2026, A&E case and IBNR reserves totaled $147 million and $29 million, respectively.

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

	At September 30,	At December 31,
(Dollars in millions)	2026	2025
Gross reserves	$176	$209
Ceded reserves	(12)	(16)
Net reserves	$165	$193
(Some amounts may not reconcile due to rounding.)
With respect to asbestos only, at September 30, 2026, we had net asbestos loss reserves of $143 million, or 86.9%, of total net A&E reserves, all of which was for assumed business. At September 30, 2026, we had gross asbestos loss reserves of $158 million, or 89.4% of total gross A&E reserves, all of which was for assumed business.

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. We believe that our A&E reserves represent management’s best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.
Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three-year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three-year asbestos survival ratio was 3.6 years at September 30, 2026 and 4.7 years at December 31, 2025. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore may not be indicative of the timing of future payments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Shareholders’ equity at September 30, 2026 and December 31, 2025 was $14.3 billion and $15.5 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our two main operating companies, Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”) and Everest Reinsurance Company (“Everest Re”), are regulated by the Bermuda Monetary Authority (“BMA”) and the State of Delaware’s Department of Insurance, respectively. Both regulatory bodies have their own capital adequacy models based on statutory capital as opposed to GAAP-basis equity. Bermuda Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”) administered by the BMA and Everest Re is subject to the Risk Based Capital developed by the U.S. National Association of Insurance Commissioners (“NAIC”). As further described above and in Item 1A - Risk Factors, during the three months ended June 30, 2026, the BMA formally notified the Company of its group supervision by the BMA and the determination that Bermuda Re is the “designated insurer.” Failure to meet the required statutory capital levels could result in various regulatory restrictions, including restrictions on business activity and the payment of dividends to their parent companies.
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

Share repurchases and dividends.
To enhance long-term expected returns to our shareholders, for the three months ended September 30, 2026, we repurchased 1.3 million of our common shares at a cost of $474 million in the open market and paid $75 million in common share dividends. For the nine months ended September 30, 2026, we repurchased 3.4 million of our common shares at a cost of $1.2 billion in the open market and paid $233 million in common share dividends. During fiscal year 2025, we repurchased 2.4 million of our common shares at a cost of $797 million in the open market and paid $335 million in common share dividends.
From time to time, we may enter into a Rule 10b5-1 repurchase plan to facilitate the repurchase of shares, repurchase shares in open market transactions, privately negotiated transactions or otherwise. On November 7, 2024, our existing board of directors (“Board”) authorization to repurchase up to 32 million of our shares was increased by 10 million shares to authorize the repurchase of up to 42 million shares. As of September 30, 2026, we had repurchased 37.1 million shares under this authorization. During the third quarter of 2026, the Company’s Board declared a quarterly common stock dividend of $2.00 per share. The common stock dividend was paid on September 25, 2026 for holders of record as of September 9, 2026.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.6 billion and $3.5 billion for the nine months ended September 30, 2026 and 2025, respectively. Additionally, these cash flows reflected net catastrophe loss payments of $444 million and $654 million for the nine months ended September 30, 2026 and 2025, respectively, and net tax payments of $342 million and $98 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2026 and December 31, 2025, we held cash and short-term investments of $4.0 billion and $4.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2026, we had $1.7 billion of fixed maturity securities - available for sale maturing within one year or less, $10.6 billion maturing within one to five years and $7.9 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. At September 30, 2026, we had $1.5 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.6 billion of pre-tax unrealized depreciation and $142 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations. Given the U.S. casualty business reserve strengthening, the recent sale of renewal rights to the Company’s commercial retail insurance business and catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made. The Company has access to ample liquidity to settle its claims. For catastrophic events, the Company may receive payments under the catastrophe bond program and the Mt. Logan Re collateralized reinsurance arrangement. For the U.S. casualty business, the Company may receive payments under the adverse development cover reinsurance agreements. Additionally, the Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of Annapurna Re.

In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2026, Everest Re had statutory admitted assets of approximately $32.5 billion which provides borrowing capacity of up to approximately $3.2 billion. As of September 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in December 2026. Refer to Note 8 – Credit Facilities to the Notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further details.
Market Sensitive Instruments.
Our current investment strategy seeks to maximize after-tax income through a high-quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of investments is adjusted periodically, consistent with our current and projected operating results and market conditions. The fixed maturity securities in the investment portfolio are comprised of available for sale and held to maturity securities. Additionally, we have invested in equity securities.
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
Interest Rate Risk. Our $44.0 billion cash and invested assets portfolio at September 30, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $8.0 billion of mortgage-backed securities in the $33.6 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $3.1 billion of short-term investments as well as investments held-for-sale) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At September 30, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$39,395	$38,065	$36,775	$35,505	$34,236
Fair Value Change from Base (%)	7.1%	3.5%	—%	(3.5)%	(6.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$2,114	$1,040	$—	$(1,024)	$(2,048)
We had $35.3 billion and $34.3 billion of gross reserves for losses and LAE as of September 30, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $5.2 billion resulting in a discounted reserve balance of approximately $26.4 billion, representing approximately 72.1% of the value of the fixed maturity investment portfolio funds.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Our operating entities may conduct business in local currency, as well as the currency of other countries in which they operate. The primary foreign currency exposures for these non-U.S. operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro. Generally, we mitigate foreign exchange exposure by matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with U.S. GAAP, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. Refer to “Liquidity and Capital Resources - Market Sensitive Instruments” in Part I – Item 2 of this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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
On October 28, 2026, two purported shareholders filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain current and former officers. The complaint purports to assert claims on behalf of purchasers of the Company's common shares during the period from February 8, 2024 through October 27, 2025 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that defendants made materially false or misleading statements or omissions concerning, among other things, the Company's U.S. casualty business, underwriting, pricing, loss development and reserves, and seeks damages and other relief. The Company intends to vigorously defend the action. The litigation is at a preliminary stage, and the Company is unable at this time to predict its outcome or reasonably estimate the amount or range of any potential loss.
Aside from litigation and arbitrations related to insurance and reinsurance agreements and as otherwise referred to above, the Company is not a party to any other material litigation or arbitration.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., Bermuda and Europe. The International Association of Insurance Supervisors (“IAIS”) is a voluntary membership organization of insurance supervisors and regulators from more than 200 jurisdictions, including Bermuda and the U.S. states (through the National Association of Insurance Commissioners, or “NAIC”). In November 2019, the IAIS adopted the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”) and a Common Framework (“ComFrame”) for the Supervision of Internationally Active Insurance Groups (“IAIGs”), which is focused on the group-wide supervision of IAIGs.
Effective January 7, 2026, the Bermuda Insurance Amendment (No. 2) Act 2025 (the “Amendment”) expanded the Bermuda Monetary Authority's ("BMA") group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment, the BMA now designates and registers non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. The BMA also embedded the ComFrame group supervision requirements, including risk-based insurance capital standards, and requirement for a recovery plan, in the Act and related regulations in January 2026. Since the Company is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, the Company is subject to group supervision by the BMA under the Amendment Act.
During the three months ended June 30, 2026, the BMA informed the Company of its formal determination that it is appropriate for the BMA to become Group Supervisor for the Company and specified that Bermuda Re would become the “designated insurer” responsible for group-level regulatory compliance for Everest pursuant to Section 27B of the Act.
During the three months ended September 30, 2026, the Company received its registration number from the BMA as a group supervised entity. The Company expects that it will be formally designated as an IAIG by the BMA and listed on a public register of IAIGs at a future date.
The Company and Bermuda Re are discussing with the BMA the requirements of group supervision during a twelve-month transition period that ends in January 2027. During this period, the Company is analyzing compliance requirements and potential focus areas and taking steps necessary to comply with the BMA’s group supervision requirements, and to plan for compliance as an IAIG. Under the Act, after the transition period, the Company will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Everest’s licensed entities in other jurisdictions. Everest’s continuing assessment and compliance with the Act’s requirements will require the Company to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs and affect our financial condition. Group supervision by the BMA and designation as an IAIG could affect the Company’s prescribed capital requirements, the terms and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2026	410,327	$375.3304	410,127	5,729,660
August 1 - 31, 2026	425,630	$371.4889	425,021	5,304,639
September 1 - 30, 2026	433,469	$375.0547	433,010	4,871,629
Total	1,269,426	$—	1,268,158	4,871,629
(1) On November 7, 2024, the Company’s Board approved an amendment to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to an additional 10.0 million shares. Currently, an aggregate amount of 42.0 million of the Company’s shares are authorized for repurchase (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, 10b5-1 share repurchase plans, privately negotiated transactions, or a combination thereof. As of September 30, 2026, the Company and/or its subsidiary Holdings have repurchased an aggregate of 37.1 million of the Company’s shares.

(2) Shares that have not been repurchased through a publicly announced plan or program consist of shares repurchased by the Company from employees in order to satisfy tax withholding obligations on vesting and/or settlements of share-based compensation awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 4, 2026, Laura Hay, a member of the Everest Group, Ltd. Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Hay Trading Plan”). Pursuant to the Hay Trading Plan, an aggregate amount of up to 720 common shares of Company stock may be sold by her broker. The Hay Trading Plan expires after the close of trading on August 31, 2028.
Other than as disclosed above, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2026.
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
Dated: October 30, 2026